Form 10-Q
period 1997-09-30
POWER ONE INC
filed 1997-11-12
CIK 1042825

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10 - Q

                           ----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to _________________.

                           ----------------------

                       Commission File number I-42825


                              POWER - ONE, INC.


            (Exact name of registrant as specified in its charter)

        CALIFORNIA                                             77-0420182
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    740 CALLE PLANO, CAMARILLO, CA       93012
              (Address of principle executive offices) (Zip code)

        Registrant's telephone number, including area code (805) 987-8741

                                 Not Applicable
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X                NO
                              -----                 ----

As of November 10th there were outstanding 17,059,585 shares of common stock, $.001 par value.

                               POWER - ONE, INC.

                                    INDEX
                                    -----

PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------                                            ----

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets -
              December 31, 1996 and September 30, 1997                       3

            Consolidated Statements of Operations -
              for the Three Months and Nine Months ended
              September 30, 1996 and 1997                                    4

            Consolidated Statements of Cash Flows -
              for the Nine Months Ended September 30, 1996 and 1997          5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      8


PART II - OTHER INFORMATION
---------------------------

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES                                                                  11
----------

PART 1 -- FINANCIAL INFORMATION
------    ---------------------
ITEM 1 -- FINANCIAL STATEMENTS


                                  POWER-ONE, INC.
                            CONSOLIDATED BALANCE SHEETS
                                     UNAUDITED
                                   (in thousands)

                                                        Dec. 31,     Sept. 30,
                                                          1996         1997
                                                      ------------ -------------
ASSETS

CURRENT ASSETS
 Cash                                                  $    1,684   $     1,819
 Accounts Receivable
  Trade (net of allowance)                                 10,391        14,359
  Other                                                       397           188
 Inventory                                                 18,840        20,646
 Refundable Income Taxes                                       29            39
 Deferred Taxes - Current                                     834           873
 Prepaid Expenses and Other Current                           380           781
                                                      ------------ -------------
                          Total Current Assets             32,555        38,705

Property & Equipment                                        8,884         9,139
Goodwill                                                   29,210        27,688
Other Assets                                                1,574         2,196
Deferred Taxes - Non Current                                  482           554
                                                      ------------ -------------
TOTAL ASSETS                                           $   72,705   $    78,282
                                                      ------------ -------------
                                                      ------------ -------------
LIABILITIES & STOCKHOLDERS' EQUITY                                                  Pro forma
                                                      ------------ -------------
CURRENT LIABILITIES
 Revolving Credit Line                                 $   10,400   $     9,600
 Current Portion L/T Debt                                   3,929         4,162
 Cash Disbursements Not Remitted For Payment                  656         2,215
 Accounts Payable                                           2,892         3,818
 Accrued Payroll and Related Expenses                         536         1,099
 Other Accrued Expenses                                      4631         5,413
                                                      ------------ -------------
                          Total current liabilities        23,044        26,307
                                                      ------------ -------------

LONG TERM DEBT                                             26,326        23,500
                                                      ------------ -------------

OTHER LIABILITIES                                           5,923         6,371   $     5,595
                                                      ------------ ------------- -------------

REDEEMABLE PREFERRED STOCK                                 16,287        17,544           238
                                                      ------------ ------------- -------------
STOCKHOLDERS' EQUITY
 Common Stock                                                  10            10            11
 Additional Capital                                            90           100        18,416
 Notes from Stockholders                                     (225)         (240)         (240)
 Retained Earnings                                          1,250         4,690         4,455
                                                      ------------ ------------- -------------
                          Total shareholders' equity        1,125         4,560        22,642
                                                      ------------ ------------- -------------

TOTAL LIAB. & STOCKHOLDERS' EQUITY                     $   72,705   $    78,282   $    78,282
                                                      ------------ ------------- -------------
                                                      ------------ ------------- -------------

PART 1 -- FINANCIAL INFORMATION
------    ---------------------
ITEM 1 -- FINANCIAL STATEMENTS


                                 POWER-ONE, INC
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (in thousands, except per share amounts)

                                                    Three Months Ended             Nine Months Ended
                                               ----------------------------   ----------------------------
                                                 Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                                   1996           1997            1996           1997
                                               -------------  -------------   -------------  -------------
NET SALES                                       $    17,165    $    24,466     $    57,908    $    64,639
COST OF GOODS SOLD                                   10,329         14,779          35,038         39,127
                                               -------------  -------------   -------------  -------------
            GROSS PROFIT                              6,836          9,687          22,870         25,512

GENERAL AND ADMINISTRATIVE
 Selling                                              1,782          2,074           5,634          5,968
 Administrative                                       1,686          1,725           4,919          4,659
 Engineering                                            856            981           3,297          2,609
 Quality Assurance                                      430            454           1,294          1,414
 Amortization of Intangibles                            473            508           1,425          1,522
 Other                                                  338                            338
                                               -------------  -------------   -------------  -------------
                                                      5,565          5,742          16,907         16,172

INCOME FROM OPERATIONS                                1,271          3,945           5,963          9,340

OTHER INCOME/EXPENSE
 Interest expense                                    (1,018)          (916)         (2,969)        (2,925)
 Interest income                                          5              8              21             19
 Other Expense, Net                                                    (25)            (51)            12
                                               -------------  -------------   -------------  -------------
                                                     (1,013)          (933)         (2,999)        (2,894)

INCOME BEFORE TAXES                                     258          3,012           2,964          6,446

INCOME TAXES                                             27            882             310          1,748
                                               -------------  -------------   -------------  -------------

NET INCOME                                      $       231    $     2,130     $     2,654    $     4,698
                                               -------------  -------------   -------------  -------------
                                               -------------  -------------   -------------  -------------

Pro forma Information

Income before income taxes as reported          $       258    $     3,012     $     2,964    $     6,446

Pro forma income tax provision                  $        63    $       882     $       721    $     1,748
                                               -------------  -------------   -------------  -------------

Pro forma net income                            $       195    $     2,130     $     2,243    $     4,698
                                               -------------  -------------   -------------  -------------
                                               -------------  -------------   -------------  -------------

Pro forma net income per share                  $      0.02    $      0.18     $      0.19    $      0.40
                                               -------------  -------------   -------------  -------------
                                               -------------  -------------   -------------  -------------

Pro forma weighted average shares outstanding        11,772         11,772           11,676        11,772
                                               -------------  -------------   -------------  -------------
                                               -------------  -------------   -------------  -------------


PART 1 -- FINANCIAL INFORMATION
------    ---------------------
ITEM 1 -- FINANCIAL STATEMENTS

                                         POWER-ONE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            UNAUDITED
                                          (In thousands)

                                                                       NINE MONTHS ENDED
                                                               -------------------------------
                                                               SEPT. 30, 1996    SEPT 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                         $2,654              $4,698
 Adjustements to reconcile net income (loss) to net cash
 used in operating activities:
 Depreciation and amortization                                       2,929               3,060
 Deferred income taxes                                                (485)               (111)
 Changes in operating assets and liabilities:
   Accounts receivable, net                                         (1,544)             (3,734)
   Inventories                                                         655              (1,806)
   Refundable income taxes                                              28                 (10)
   Prepaid expenses and other current assets                        (1,440)               (387)
   Accounts payable                                                 (1,366)                925
   Accrued expenses                                                    (42)              1,180
   Other liabilities                                                   391                 573
                                                           ----------------    ----------------

   Net cash provided by (used in) operating activities               1,780               4,388
                                                           ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                             (2,757)             (1,783)
  Other assets                                                         124                (636)
                                                           ----------------    ----------------

  Net cash used in investing activities                             (2,633)             (2,419)
                                                           ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings on notes payable to bank                   1,500
 Repayments of note payable to bank                                 (1,000)               (800)
 Bank overdraft                                                        556               1,559
 Proceeds from borrowings on long-term debt                          2,500
 Repayments of long-term debt                                       (1,875)             (2,593)
 (Distribution to)reimbursement from members of Power-One LLC         (552)
                                                           ----------------    ----------------

 Net cash (used in) provided by financing activites                  1,129              (1,834)
                                                           ----------------    ----------------


(DECREASE) INCREASE IN CASH                                            276                 135

CASH, BEGINNING OF PERIOD                                            3,751               1,684
                                                           ----------------    ----------------

CASH END OF PERIOD                                                  $4,027              $1,819
                                                           ----------------    ----------------
                                                           ----------------    ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
  Interest                                                          $1,013              $2,410
  Income taxes                                                        $765              $2,680

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                   POWER-ONE, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1-- BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's 1997 Prospectus dated September 30, 1997.

The Company's reporting period coincides with the 52- to 53- week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended December 29, 1996 as December 31 and the nine-month periods ended September 29, 1996 and September 28, 1997 as September 30.

NOTE 2-- INVENTORIES

Inventories consist of the following (in thousands):

                               December 31, 1996   September 30, 1997
                               -----------------   ------------------

    Raw materials                  $11,885               $11,812
    Subassemblies-in-process         4,257                 4,186
    Finished goods                   2,698                 4,648
                                   -------               -------
                                   $18,840               $20,646
                                   -------               -------

NOTE 3--UNAUDITED PRO FORMA INFORMATION

Prior to January 29, 1996, the Company was incorporated as a limited liability company and accordingly the net taxable income of the Company flowed through to the stockholders. Consequently, income taxes were the responsibility of the stockholders. The unaudited pro forma income tax provisions included in the statements of operations are determined as if the Company was a taxable entity throughout 1996. For pro forma presentation purposes, U.S. federal and state income taxes have not been provided on earnings of its Puerto Rico subsidiary, Power Electronics, as there is no intention to remit these earnings.

As of September 30, 1997, the pro forma consolidated balance sheet has been presented assuming the conversion of the Company's Series A redeemable preferred stock plus accrued dividends and a portion of the other liabilities plus accrued interest owed to certain officers. Based on the elections of the preferred stockholders and officers all but 202,850 shares of the 15,153,698 preferred shares outstanding, as well as $776,000 of other liabilities owed to officers, converted into common stock of the Company at $14.00 per share, the initial public offering price of the Company's common stock. Accordingly, pro forma stockholders' equity reflects the conversion of the preferred stock and other liabilities on October 6, 1997, the closing date of the Company's initial public offering, into 1,309,585 shares of the Company's common stock.

NOTE 4-- PRO FORMA NET INCOME PER SHARE

Pro forma net income per common and common equivalent share for the three-month and nine-month periods ended September 30, 1996 and 1997 have been determined by dividing pro forma net income by the weighted average common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method. As required by rules promulgated by the Securities and Exchange Commission, options issued at prices below the public offering price in the twelve months prior to the initial public offering (using the treasury stock method) and redeemable preferred stock and other liabilities owed to certain officers converted to common stock have been included in the calculation of weighted average common and common equivalent shares as if outstanding for all of the periods presented. Pro forma net income was increased for purposes of the computation of pro forma net income per share to give effect to the reduction in interest expense, net of income taxes, from the conversion of other liabilities owed to certain officers into common stock. Accordingly, pro forma net income was increased by $9,000, $10,000, $28,000 and $31,000 for the three-month and nine-month periods ended September 30, 1996 and 1997, respectively.

NOTE 5 -- SUBSEQUENT EVENTS

Effective September 30, 1997, concurrent with the effective date of the Company's initial public offering, the Company's amended capital stock consists of 60 million shares of Common Stock with a par value of $.001 per share, and 30 million shares of Preferred Stock.

On October 6, 1997, the Company completed its initial public offering of 5,000,000 shares of the Company's Common Stock. In conjunction with the Offering the Company granted the underwriters an overallotment option to purchase up to 750,000 additional shares of the Common Stock at the public offering price of $14.00 per share. On October 20, 1997, the underwriters exercised their overallotment option. All of these shares were newly issued and sold on behalf of the Company. The net proceeds of the 5,750,000 shares sold by the Company were approximately $74.9 million (before expenses of the Offering paid by the Company of approximately $1.5 million).

On October 6, 1997, the Company repaid all of its outstanding Bank borrowings totaling approximately $36.6 million at September 30, 1997. Additionally, the Company paid approximately $6.4 million owed to certain executive officers of the Company which were outstanding as other liabilities at September 30, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NET SALES. Net sales increased $6.7 million, or 11.6% to $64.6 million for the nine months ended September 30, 1997 from $57.9 million for the nine months ended September 30, 1996. Increases in standard, modified standard and custom product sales were primarily responsible for the rise in sales for the year to date comparison. Net sales for the three months ended September 30, 1997 increased 42.5% to $24.5 million, compared with $17.2 million for the three months ended September, 1996. Increased demand of standard and modified standard product caused net sales in the third quarter of 1997 to be the highest in Company's history.

    GROSS PROFIT. Gross profit increased $2.6 million, or 11.6%, to $25.5 million for the nine months ended September 30, 1997 from $22.9 million for the same period in 1996. As a percent of net sales, gross margins remained at 39.5% for both periods. For the nine months ended Sept. 30, 1997 sales of custom products, which typically have lower gross margins, increased to 12.2% of total sales, up from 7.3% for the comparable period in 1996. This was offset by lower manufacturing costs as a result of the transfer of production from Puerto Rico to the Dominican Republic in the third quarter of 1996. Gross profits increased $2.9 million or 41.7% to $9.7 million for the three months ended September 30, 1997 from $6.8 million for the same period in 1996. The increase was primarily due to an increase in sales volume.

    SELLING EXPENSE. Selling expenses increased $.3 million, or 5.9%, to $6.0 million for the nine months ended September 30, 1997 from $5.6 million for the comparable period in 1996. As a percent of net sales, selling expense decreased to 9.2% for the nine months ended September 30, 1997 from 9.7% for
the nine months ended September 30, 1996.   While selling expenses increased
by $700,000 as a result of the higher sales volume, the increase was partially offset by a $400,000 increase in reimbursements from customers for product repairs. Selling expenses increased $.3 million or 16.4%, to $2.1 million for the three months ended September 30, 1997 from $1.8 million for the same period in 1996. The increase is primarily a result of higher commission expense due to the increase in sales and an increase in advertising expenses. As a percent of net sales, selling expense decreased to 8.5% for the three months ended September 30, 1997 from 10.4% for the three months ended September 30, 1996.

    ADMINISTRATIVE EXPENSE. Administrative expenses decreased $.3 million, or 5.3%, to $4.6 million for the 1997 nine month period from $4.9 million for the 1996 nine month period. As a percent of net sales, administrative expense decreased to 7.2% for the 1997 nine month period from 8.5% for the 1996 nine month period. The decrease was principally related to reduced consulting and professional fees and general costs aggregating $500,000 offset by an increase in employee cost of $200,000 as a result of increased business volume. As a percent of net sales, administrative expenses decreased to 7.1% for the three months ended September 30, 1997 from 9.8% for the three months ended September 30, 1996.

    ENGINEERING EXPENSE. Engineering expense declined $.7 million, or 20.8%, to $2.6 million for the nine months ended September 30, 1997 from $3.3 million for the nine months ended September 30, 1996. As a percent of net sales, engineering expense decreased to 4.0% for the 1997 nine month period from 5.7% for the 1996 nine month period. Certain engineering expenses, which had been increased in the first half of 1996 based upon anticipated sales increases, were reduced, primarily by the reduction of personnel, in the last half of 1996 as sales declined. The Company believes that no strategic business was affected by this reduction. The Company began to refill many of these positions toward the end of the second quarter in 1997 and continued into the third quarter. As a result, engineering expenses in the third quarter increased $.1 million, or 14.6% from the comparable quarter in 1996. As a percent of net sales, engineering expenses decreased to 4.0% for the three months ended September 30, 1997 from 5.0% for the three months ended September 30, 1996. However, management expects its investment in research and development to increase.

    QUALITY ASSURANCE EXPENSE. Quality Assurance expenses increased $.1 million, or 9.3%, to $1.4 million for the nine months ended September 30, 1997 from $1.3 million for the nine months ended September 30, 1996. These increases resulted primarily from the higher sales volumes.

Quality Assurance expenses increased $25,000 or 5.6% to $455,000 for the three months ended September 30, 1997 from $430,000 for the three months ended September 30, 1996. As a percent of net sales, quality assurance expenses decreased to 1.7% for the three months ended September 30, 1997 from 2.5% for the three months ended September 30, 1996. Quality Assurance expenses increased by $25,000 to support the additional demand, created by increased sales, on quality resources.

    OTHER EXPENSE. Other expenses of $.3 million in 1996 were the result of the costs incurred in connection with the transfer of production from Puerto Rico to the Dominican Republic in the third quarter.

    INTEREST EXPENSE. Interest expense decreased only $44,000, or 1.5%, to $2.9 million for the nine months ended September 30, 1997 from $3.0 million for the nine months ended September 30, 1996. This decrease was the result of lower bank borrowings. Interest expense decreased $.1 million, or 1%, to $900,000 for the three months ended September 30, 1997 from $1 million for the three months ended September 30, 1996. This decrease was also the result of lower bank borrowings.

    INCOME TAXES. Proforma income taxes increased to $1.7 million for the nine months ended September 30, 1997 from $.7 million for the nine months ended September 30, 1996. The increase reflects an increase in the effective tax rate to 27.1% for the nine months ended September 30, 1997 from 24.8% for the comparable period in 1996 and the impact of the 117% increase in income before income taxes. The increase in the effective tax rate reflects the higher percentage of the company's operating income being generated from its U.S. and Mexico operations. Proforma income taxes increased to $882,000 for the three months ended September 30, 1997 from $63,000 for the three months ended September 30, 1996. The increase is the result of higher income and reflects an increase in the effective tax rate to 29.3% for the three months ended September 30, 1997 from 10.5% for the comparable period in 1996. The increase in the effective tax rate reflects the higher percentage of the Company's operating income being generated from its U.S. operations.

LIQUIDITY AND CAPITAL RESOURCES

    The company has funded its operations primarily from cash flow provided by operations and short and long-term borrowings. At September 30, 1997, the Company's balance of cash and cash equivalents was $1.8 million compared to $1.7 million at December 31, 1996, a decrease of $.1 million. Net cash provided by operating activities as of September 30, 1997 was $4.4 million after giving effect to an increase of $3.7 million in accounts receivable, increases in inventories of $1.8 million, an increase in accrued expenses of $1.2 million and an increase in accounts payable of $.9 million. The increase in accounts receivable primarily resulted from a change in billing terms with the Company's distributors which increased days sales outstanding from its distributors to an average of 45 days from an average of 15 days. Inventory has increased to support anticipated growth. Depreciation and amortization was $3.1 million for the nine months ended September 30, 1997, compared with $2.9 million for the same period in 1996. Major cash expenditures at the end of September 30, 1997 included the purchase of $1.8 million of capital equipment and net repayment of $3.4 million in bank borrowings. The Company anticipates that its capital expenditures for 1997 will be approximately $3.4 million. These capital requirements will be funded from operating income.

    At September 30, 1997 the Company has a term loan with an original balance of $32.5 million and a revolving line of credit of $17.5 million from a syndicate of banks led by NationsBank of Texas, N.A. ("NationsBank"). Both loans were collateralized by substantially all of the Company's assets.

    Effective October 6, 1997, the Company completed its initial public offering, and inclusive of the over-allotment option exercised by the underwriters, sold 5,750,000 shares of its common stock at $14.00 per share for aggregate gross proceeds of $80.5 million. The underwriting group was managed by Stephens, Inc., BancAmerica Robertson Stephens and Montgomery Securities. A portion of these proceeds have been used to payoff all existing bank debt ($36.6 million) and amounts owed to certain executive officers ($6.4 million). The balance of the net proceeds of approximately $31 million will be used to support the Company's growth strategy and fund future capital expenditures.

    The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations and the net proceeds from the Offering, will be sufficient to fund its anticipated working capital and capital expenditures for the foreseeable future.

PART II    OTHER INFORMATION
----------------------------

Items 1 through 5 - not applicable

Item 6    (a)   EXHIBITS

                Exhibit 27    Financial Data Schedule

                                SIGNATURES
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 10, 1997                 Power-One, Inc.

                                                By:  STEVEN J. GOLDMAN
                                                     -------------------
                                                     Steven J. Goldman
                                                     President and Chief
                                                     Executive Officer


                                                By:  EDDIE K. SCHNOPP
                                                     -------------------------
                                                     Eddie K. Schnopp
                                                     Vice President of Finance
                                                     and Logistics and Chief
                                                     Financial Officer