Form 10-K405
period 1997-12-28
POWER ONE INC
filed 1998-03-27
CIK 1042825

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  ___________

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

                 For the fiscal year ended December 28, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

                 For the transition period from        to
                             ___________________

                         Commission File No. 0-29454

                               POWER-ONE, INC.
         (Exact name of registrant as specified in its charter)

                  DELAWARE                                77-040182
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

               740 CALLE PLANO                              93012
  (Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code  (805) 987-8741

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value
                               (Title of class)
                               _________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $90 million.

As of March 16, 1998, 17,059,585 shares of the Registrant's $0.001 par value common stock were outstanding.

                               TABLE OF CONTENTS

                                                                            PAGE
PART I                                                                      ----
Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 13
Item  4.  Submission of Matters to a Vote of Security Holder . . . . . . . . 13

PART II

Item  5.  Market for Registrant's Common Equity
          and Related Stockholder Matters. . . . . . . . . . . . . . . . . . 14
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 15
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation . . . . . . . . . . . . . . . . . . . . . 19
Item  8.  Financial Statements and Supplementary Data  . . . . . . . . . . . 24
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures  . . . . . . . . . . . . . . . . . . . . 24

PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . 24
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 25
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . 25
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . 25

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 25

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27
Index to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . F-1
Financial Statement Schedule . . . . . . . . . . . . . . . . . . . . . . . . S-1
Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-2

UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES HEREIN TO THE COMPANY OR POWER-ONE REFER COLLECTIVELY TO POWER-ONE, INC., ITS WHOLLY-OWNED SUBSIDIARIES POWER-ELECTRONICS, INC. ("P-E") AND PODER UNO DE MEXICO, S.A. DE C.V. ("PODER UNO"), AND THE COMPANY'S PREDECESSORS.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. THE COMPANY CAUTIONS THAT THE MATTERS SET FORTH UNDER "RISK FACTORS," CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 1998 annual meeting of stockholders are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

THE COMPANY

     Power-One is a leading designer and manufacturer of power supplies for electronic equipment manufacturers in the U.S. The Company manufactures a broad line of more than 700 high-quality brand name products that it sells to both distributors and OEMs who place a premium on quality, reliability and service. The Company's products are sold to an installed base of more than 10,000 customers in the communications, automatic test equipment, medical equipment, industrial and other electronic equipment industries. Power-One's customers include OEM's which are industry leaders such as Cisco Systems, General Electric, Hewlett-Packard, Siemens, Teradyne and Texas Instruments. The Company is also a leading provider of power supplies to electronic distribution customers in the U.S., including Arrow/Pemco, Future Electronics, Kent Electronics, Pioneer Standard Electronics and Sterling/Marshall Electronics.

INDUSTRY AND MARKET OVERVIEW

     Power supplies perform many essential functions relating to the supply, regulation and distribution of electrical power within electronic equipment. Electronic systems require a precise and constant supply of electrical power at one or more voltage levels. Traditional power supplies, known as AC/DC, convert alternating current ("AC") from a primary power source, such as a utility company, into a precisely controlled direct current ("DC"). Virtually every electronic device that plugs into an AC wall socket requires some type of AC/DC power supply. DC/DC converters modify one DC voltage level to other DC levels to meet the needs of various electronic subsystems and components. Power supplies are also used to regulate and monitor voltages to protect the electronic components from surges or drops in voltage, to perform functions that prevent electronic equipment from being damaged by its own malfunction, or to provide back-up power in the event that a primary power source fails.

 MERCHANT AND CAPTIVE MANUFACTURERS. Merchant manufacturers like the Company design and manufacture power supplies for use by others. Captive manufacturers are OEMs that design and manufacture power supplies in-house for use within their own products.

 CUSTOM AND STANDARD PRODUCTS. Custom power supplies are designed for a specific customer to meet the exact form, fit and function for a specific application. Custom products are characterized by (i) long lead times of 4 to 12 months from initial prototype to full production; (ii) significant up-front engineering costs; and (iii) relatively high volume production requirements. Standard power supplies are products designed to appeal to a wide range of customers and applications. Standard power supplies offer benefits to the OEM in that there are no up-front engineering charges or minimum order quantities and the product is readily available, which allows the OEM to reduce its time-to-market for new products. In addition, standard products have lower risks associated with technology, production ramps, and customer product qualification. Modified standard power supplies are standard products that have been altered in a way that does not change the basic product architecture. Modified standard products are characterized by (i) short lead times; (ii) low up-front engineering costs; and (iii) small minimum order quantities.

PRODUCTS

     The Company's power supplies encompass both standard and modified standard products, as well as a unique modular high-power product line. Standard power supplies are not typically industry-wide standards; rather, they are power supplies that a company manufactures as its standard catalog products that can be used for many different applications. Unlike some technology products, power supplies, whether standard, modified standard, or custom, can be difficult to match exactly or replace with products manufactured by another supplier without considerable investment. Modified standard products are the Company's standard products that have been slightly modified to meet a customer's needs. Power-One's unique modular designs have allowed it to create more than 1,400 configurations of high-power supplies with custom-like features that meet its customers' diverse requirements. In contrast to custom products, Power-One's standard and modular designs reduce time-to-market and minimize costs for new product introductions. The Company is benefiting from the proliferation of electronic products and services, from the increasing demand for electronic equipment and from the shorter product life cycles brought about by today's changing technology.

     The Company has developed its extensive catalog of power supply products over the past 20 years. The Company produces over 700 standard and modified standard power supplies and converters, as well as unique modular power supplies that the Company has sold in over 1,400 configurations. All of these products are sold under the Power-One brand name. These products cover a broad range of applications, from 1 to 30 watts for DC/DC converters and from 5 to 4,000 watts for AC/DC power supplies.

     The Company's products are divided into the following main categories:

 LINEAR. Power-One is an industry leader in standard linear AC/DC products and has manufactured linear products since the Company's founding in 1973. Linear products offer low noise and excellent voltage regulation specifications, characteristics required for specialized applications such as analog to digital converters and operational amplifiers used in the instrumentation industry. Certain applications that require low noise, such as high precision medical equipment, will continue to use linear products. The Company, however, expects the linear business, which accounted for approximately 23% of its revenues in 1997, to decline slightly in the coming years as customers redesign their products to use switching power supplies.

 LOW-RANGE POWER SWITCHERS. The Company developed a line of low-range power switchers as a complement to its linear power supply products in the early 1980s when switching technology first became stable and cost-effective. A second generation of low-range power products was developed by Power-One in 1989. These switchers use enhanced, smaller components and a higher quality regulation circuitry which allows the product to work in a broad range of applications similar to those of the mature low-range power switchers described above. These products use a universal input voltage circuit which automatically determines if the AC line is 110 or 220 volts, allowing the products to be used worldwide without modification. Power-One has recently introduced a third generation of low-range power switchers which are targeted at the higher volume customers and the communications markets. This new series provides Power Factor Correction, which will be required to meet European standards in the coming years and which allows more power to be taken from a standard AC wall outlet.

 MID-RANGE POWER SWITCHERS. Power-One's mid-range power switchers were introduced in 1993.

These modular products are configured at the Company's factories into a broad array of voltage and current combinations, making them ideal for those customers requiring quick turnaround without incurring charges for custom development. In September 1994, the Company began shipping a new line of dedicated, non-modular products to provide its customers with additional low-cost alternatives within the mid-range power area. The Company expanded the mid-range power line's features and options in 1995 to include Power Factor Correction.

 HIGH-RANGE POWER SWITCHERS. The Company's high-range power switchers were introduced in 1987. This line was one of the industry's first modular products within the high-power range. The Company has been able to meet almost all of its customers' high-power requirements with its modular high-range power line. In 1997, the Company expanded the upper-end of its high-power range from 2,500 watts to 4,000 watts.

 DC/DC CONVERTERS. The Company manufactures over 80 different types of DC/DC converters that range in power from 1-30 watts. Unlike AC/DC products, DC/DC converters are typically compatible with power supplies manufactured by others and can often replace competitors' DC/DC products. DC/DC converters of more than 30 watts typically involve high density packaging techniques. The Company has begun expanding its DC/DC line beyond 30 watts, although it has not had any prior experience with high density packaging. There can be no assurance that this line, if implemented, will be successful or that the Company will be able to produce high density packaged products. See "Risk Factors-Dependence on Electronic Equipment Industries; Technological Change."

 CUSTOM PRODUCTS. Power-One designs and manufactures custom products for select OEM customers to meet unique requirements in size, wattage or configuration. The volume of a custom product run must be sufficiently large to offset the tooling and design charges incurred in association with the customization. While Power-One's emphasis has been on standard products, the Company believes its large technology base of standard products and standard circuit designs can be used as "platforms" to allow the Company to quickly and effectively address the needs of the "custom" market.

CUSTOMERS

     The Company sells its power supplies to OEMs and distributors and, indirectly through its distributors, to over 10,000 customers. The percentages of products sold by the Company to distributors and OEM customers, respectively, in 1995, 1996 and 1997, were as follows:

                                          1995        1996      1997
                                          ----        ----      ----
     Distributors                          48%         51%       43%
     OEM Customers                         52%         49%       57%


     Power-One's base of OEM customers are in diverse market segments such as communications, automatic test equipment, medical equipment, and industrial. Many of the OEMs are Fortune 500 companies and leaders in their respective industries. Power-One's top 25 OEM customers include well-recognized names such as Cisco Systems, General Electric, Hewlett-Packard, Siemens, Teradyne and Texas Instruments. OEM sales in 1996 and 1997 were to the following market segments:


        MARKET SEGMENT (1)                               1996      1997
        ------------------                               ----      ----
        Communications                                    26%       30%
        Automatic Test Equipment/Semiconductor Equip      21%       32%
        Medical Equipment                                 22%       12%
        Industrial                                        10%        9%
        Retail Equipment/Gaming                           11%        6%
        Computer and Other                                10%       11%

(1) The Company does not track the percentage of sales to each market segment by its distributors. The Company believes, however, that the highest percentage of such sales are to the industrial segment.

     The Company has found that OEMs generally prefer not to change suppliers once a power supply has been designed into a product, due to the fact that such change often requires time-consuming and costly re-testing and re-certification by one or more regulatory agencies. It is also very difficult for another manufacturer to precisely replicate a power supply unit which is already incorporated into a product. Thus, once the Company has supplied an end-user with a quality product, the Company is usually able to retain the customer for the duration of the life-cycle of that customer's particular product.

     SALES AND MARKETING

     At December 31, 1997, Power-One's sales department consisted of 22 professionals, including five regional sales managers strategically located across the country, three strategic account managers, three product line managers and a comprehensive technical support and service staff. This group sells Power-One's products to distributors and OEMs.

     The Company has contractual agreements with approximately 20 manufacturers' representatives, who collectively have more than 200 salespeople in more than 40 offices throughout the U.S. These manufacturers' representatives, who are indirectly managed by Power-One's regional managers, are the Company's primary sales interface to OEMs. While the Company's manufacturers' representatives handle a variety of products, none of them represent a competing power supply manufacturer.

 SMALL ACCOUNT SALES BY INDUSTRIAL DISTRIBUTORS. The Company estimates that more than 10,000 customers purchased Power-One products through industrial electronic distributors in 1997. Most of these customers are small electronics companies who purchase their power supplies from industrial distributors, either directly or through catalogs. Most small customers prefer to purchase all of their electronic components, including power supplies, from distributors with whom they have an established business relationship and terms of credit.

     Power-One believes it has one of the largest domestic electronic distribution networks in the power supply industry. The Company has contractual agreements with over 30 distribution companies who have locations in more than 160 cities worldwide. Twenty-two of the distribution companies are located in the U.S. and, collectively, have branches in every major city in the U.S. and Canada. Many of these distributors have been selling Power-One's products for over 10 years. Power-One believes that its distribution network is enhanced by customer loyalty to the Power-One brand and the Company's wide range of standardized products. Sales to the Company's largest distributor, Pioneer Standard Electronics, accounted for 11%, 15% and 12% of the Company's net sales in 1995, 1996 and 1997, respectively. No other distributor accounted for more than 10% of the Company's annual net sales during the last three years. The Pioneer relationship has been in existence for more than ten years. See "Risk Factors-Reliance on Major Customers."

 OEM AND STRATEGIC ACCOUNT SALES. The Company does not rely on any one customer or industry for the majority of its sales. Teradyne, which accounted for 11% of the Company's net sales in 1995, 8% in 1996 and 15% in 1997, and Cisco, which accounted for 11% of net sales in 1997, are the only OEM customers to account for more than 10% of the Company's net sales in any year since 1994. The Company's top 25 OEM customers accounted for approximately 48% of the Company's total sales in 1997. The percentage of the Company's OEM business is expected to rise in the future, as more emphasis is placed on strategic accounts. In 1997, the Company formed a strategic accounts program that specifically targets existing and potential customers who are leaders in high-growth industries and who have the potential of ordering over $3 million of power supplies annually. See "Risk

Factors-Reliance on Major Customers."

 ADVERTISING. Power-One's advertising and promotional programs have helped the Company achieve what it believes is one of the most recognized brand names in the power supply industry. The Company regularly advertises in a variety of industry journals to generate customer awareness and to reinforce the Power One brand. Advertising and promotion expenses have historically been approximately 0.75% of sales. The Company also advertises through the use of press releases, direct mail programs and catalogs. The Company maintains an Internet web site at "www.power-one.com" which was upgraded during 1997. The web site now features "PROBE," an interactive search engine that helps customers select the right power supply depending on their application needs. The web site also features a technical reference section, regulatory agency specifications, application notes and a corporate overview section which further amplifies the Company's capabilities.

RESEARCH AND DEVELOPMENT; ENGINEERING

     The Company's product research and development is directed from its facilities in Camarillo, which is anchored by an engineering department staffed by 55 full-time employees that also coordinate research and development efforts at the Company's subsidiaries Poder-Uno and P-E which have an engineering staff of 38 and 15, respectively. The Company's research and development activities are principally directed to the development of new standard power supply products to satisfy general customer needs and to "sustaining engineering" used to support existing products and customers. Within its target markets, the Company strives to expand the number of products using its power supplies by approaching current and potential customers and discussing their future product directions and requirements. A portion of the engineering activities are involved with creating custom products, with the related expense of such work being partially reimbursed by the customer through non-recurring engineering charges. Power-One's research activities also focus on improved power conversion efficiency, product and component cost reductions, improved ease of manufacturing, and reduction of product size. Customers in the Company's target markets require product designs to be completed quickly. Thus, the Company focuses on reducing design cycle time without reducing the quality of the design.

MANUFACTURING

     A typical power supply consists primarily of a printed circuit board, electronic components, transformers and other electromagnetic components, and a sheet metal chassis. The production of the Company's power supplies entails the assembly of circuit boards using pin-through-hole and automated surface mount interconnection technology.

     Power-One generally uses the low-cost labor force available in the Dominican Republic and Mexico to manufacture and assemble its products. The Company typically manufactures and assembles most of its low-range power products in the Dominican Republic; the majority of the remaining products are manufactured in Mexico. Some of the Company's high-power products are assembled in Camarillo. The Company also performs some light manufacturing in Puerto Rico, a facility that is primarily used as a distribution center. After the Company manufactures products in the Dominican Republic, it transports the finished products to its Puerto Rico facility. The products are then shipped to either the Company's California headquarters or directly to customers. The Company believes that its workers produce high-quality power supplies in an efficient, high-yield and cost-effective manner.

     Many of the Company's customers and other end-users increasingly require that their power supplies meet or exceed established international safety and quality standards as their operations expand internationally. In response to this need, Power-One designs and manufactures power supplies in accordance with the certification requirements of many international agencies, such as Underwriters Laboratories Incorporated (UL) in the U.S.; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) and Verband Deutscher Electrotechniker (VDE) in Germany; the British Approval Board for Telecommunications (BABT) in the United Kingdom; and International Electrotechnical Committee (IEC), a European standards organization.

QUALITY MANAGEMENT

     Quality products and responsiveness to the customer's needs are of critical importance in Power-One's efforts to compete successfully. The Company strives for continuous improvements in its processes, products, and services. The Company's Camarillo facility is certified to ISO 9001, and its foreign locations are certified to ISO 9002. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

SUPPLIERS

     Power-One typically designs products using components readily available from several sources and attempts to avoid components that are only attainable through one source. Although some components are sourced from only one manufacturer, raw materials are generally available in large quantities from a number of different suppliers. The Company has a number of volume purchase agreements ("VPAs") with selected suppliers of key items such as wire, fuses, resistors, connectors, capacitors, sheet metal and semiconductors. The use of VPAs, typically 12 to 18 months in duration, are designed to provide Power-One constant availability of required supplies, thereby reducing inventory expense and producing substantial cost savings from volume discounts. The Company has never had a significant supply shortage that has materially adversely affected the Company. There can be no assurance, however, that such a supply shortage will not occur in the future, particularly as the expanding electronics industry increases demand for supplies. See "Risk Factors-Supplier Dependence."

MANAGEMENT INFORMATION TECHNOLOGY; YEAR 2000 CONVERSION

     Management information systems include various databases to measure and improve delivery, process yields, quality and reliability, designs and performance. The Mexico and Camarillo facilities are fully integrated, while the Caribbean and Camarillo operations are partially integrated. A wide area communications network is installed in all manufacturing facilities. Manufacturing software is used in conjunction with MRP II.

     The Company is currently in the process of planning to replace its Enterprise Resource Planning ("ERP") system with a fully integrated Year 2000 certified system to be in place by the end of 1999. The key objectives of the new IT systems software are to further improve the Company's IT infrastructure by providing to management the tools available in a new generation of systems software to facilitate rapid information retrieval, to allow for flexibility in modifications related to business growth, to facilitate business systems integration of acquired companies, to provide a clear audit trail detailing the source of information, and to be fully Year 2000 compliant and certified. This ERP system conversion project will require significant planning and implementation resources on a company-wide basis and will compete for management's time accordingly.

     Although the Company believes that it is taking appropriate measures against disruption of its systems related to the Year 2000 issue, there can be no assurance that the Company will identify all of the problems in advance or be able to successfully correct all of the problems that are identified. There can also be no assurance that the Company's suppliers and customers, or the distributors and manufacturers' representatives with which it does business, will not be adversely affected by the Year 2000 issue.

     In the event that the Company's new ERP system does not achieve anticipated results, orders and customer deliveries could be adversely affected, which could have a material adverse impact on the Company's financial statements. Similarly, to the extent that the Company's suppliers, distributors and manufacturers' representatives do not correct their computer systems, the Company's results could be adversely affected.

BACKLOG

     Sales are made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months. Power-One's backlog increased 86.1% to $32.2 million at December 31, 1997, as compared to $17.3 million at December 31, 1996. Although customers may cancel or reschedule deliveries without penalty, the Company's backlog has historically been a reliable indicator of future financial results. The Company does not expect backlog to be as reliable an indicator in the future as customers switch more orders to just-in-time deliveries. As a result, backlog may decrease even if sales increase. See "Risk Factors-Fluctuations in Quarterly Results."

COMPETITION

     The Company believes that there are more than 300 merchant power supply manufacturers in the U.S. with Power-One being one of the 15 largest. Power-One's competition in the highly fragmented and intensely competitive power supply market includes companies located throughout the world, some of which have advantages over the Company in terms of labor and component costs, and which may offer products comparable in quality to those of the Company. Certain of the Company's competitors have greater resources and geographic presence than the Company. Management believes that the principal bases of competition in Power-One's targeted market are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products and, to a lesser degree, price. However, in times of an economic downturn, or when dealing with high-volume orders, the Company believes price becomes an increasingly important competitive factor. Additionally, captive power supply manufacturers are expected to provide minimal amounts of competition to the Company since most OEMs focus on their core businesses; however, there can be no assurance that OEMs will not present greater competition to the Company in the future.

INTELLECTUAL PROPERTY MATTERS

     Certain equipment, processes, information and knowledge developed by Power-One and used in the design and manufacture of its products are regarded as proprietary by the Company. The Company relies on a combination of trade secret and other intellectual property laws, confidentiality agreements executed by most of its Camarillo employees, and other measures to protect its proprietary rights. Power-One currently holds three patents in the U.S. and one related patent registered in Europe, Japan, Taiwan, and Mexico relating to proprietary technology used in its products, as well as four trademarks. The remaining terms for these trademarks vary from one to six years and, subject to use, the Company expects to renew each mark for another 10 to 20 years. The Company's U.S. patents expire in 2006, 2007 and 2008, its patent for Europe, Japan and Mexico expires in 2008 and its patent for Taiwan expires in 2005. Patents and other proprietary information are of value to the Company, but they are not key factors in determining the Company's overall success, which depends principally on its emphasis on quality, reliability, service and value.

     The Company's DC/DC converters are manufactured under a license from Calex which was entered into in 1996. Under the license agreement Power-One, subject to certain exceptions and Calex' right to manufacture its own products, received the exclusive right through 2001, which extends to 2006 if the Company is not in default, and a non-exclusive right after 2001, to manufacture all Calex standard DC/DC products of less than 60 watts as well as all new standard DC/DC products of less than 60 watts that may be developed prior to the end of 2001 by Calex. The Company pays a fixed royalty for the first three years of the license and has no payment obligations thereafter. Calex also has obtained the right to purchase materials from the Company's suppliers and pays the Company a royalty on such purchases.

EMPLOYEES

     At December 31, 1997, the Company had a total of 2,335 full-time employees, of whom 210 were employed in California, 29 were employed in Puerto Rico, 1,038 were employed in Mexico and 1,058 were employed in the Dominican Republic.

     The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. The Company considers its relations with its employees to be good. None of the Company's employees is represented by a union.

RISK FACTORS

DEPENDENCE ON ELECTRONIC EQUIPMENT INDUSTRIES; TECHNOLOGICAL CHANGE

     Many of Power-One's existing customers are in the electronic equipment industries and produce products that are subject to rapid technological change, obsolescence and large fluctuations in product demand. These industries are characterized by intense competition and end-user demand for increased product performance at lower prices. Power-One's customers make similar demands on their suppliers, including the Company. There can be no assurance that the Company will properly assess developments in the electronic equipment industries and identify product groups and customers with the potential for continued and future growth.

     If the Company does not adequately anticipate significant technological advances or develop and market product enhancements or new products that respond to any significant technological change in a timely manner, the Company's financial statements could be materially adversely affected. There can be no assurance that the Company's research and development efforts will result in commercially successful new technology and products in the future. In addition, as the technical complexity of new products increases, it may become increasingly difficult to introduce new products quickly and according to schedule, and there can be no assurance that any such new products will be accepted by the Company's customers. See "Business-Customers."

RELIANCE ON MAJOR CUSTOMERS

     During 1996 and 1997, the Company's top three customers for each period, consisting of two distributors and one OEM in 1996 and one distributor and two OEMs in 1997, accounted for approximately 30% and 39%, respectively, of the Company's net sales. The loss of any of the Company's major customers could have a material adverse effect on the Company's financial statements. The Company's customers are not contractually obligated to utilize the Company's products or services. There can be no assurance that a customer will not transfer, reduce the volume of, or cancel a power supply order, each of which could adversely affect the Company's financial statements. In addition, there is a risk that a distributor could cease distributing the Company's products, either because it no longer desires to distribute the Company's products or because the distributor merges with another company that distributes competing products. In the summer of 1997, one of the Company's primary distributors, who accounted for 5.6% of the Company's total sales in 1996, merged with another distributor. As a result, the distributor no longer carries the Company's products. While the Company believes, based on its discussions with various distributors and other customers, that most of the major end-users who previously purchased the Company's products from this distributor will continue to purchase such products through other distributors or directly from the Company, there is no assurance that such a termination in the future will not cause a loss of sales which could have a material adverse effect on the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Sales and Marketing."

FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. Variations in volume production orders and in the mix of products sold by the Company have significantly affected net sales and gross profit. Operating results generally may also be affected by other factors, including the receipt and shipment of large orders, plant utilization, product mix, manufacturing process yields, the timing of expenditures in anticipation of future sales, raw material availability and pricing, product and price competition, the length of sales cycles and economic conditions in the electronics industry. Many of these factors are outside the control of the Company.

     The Company does not obtain long term purchase orders or commitments from its customers, and a substantial portion of sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. Sales for future quarters may be difficult to predict. The Company relies on its estimates of anticipated future volumes when making commitments regarding the level of business that it will seek and accept, the mix of products that it intends to manufacture, the timing of production schedules and the levels and utilization of personnel, inventory and other resources. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. At any time, a significant portion of the Company's backlog may be subject to cancellation or postponement without penalty. The Company cannot ensure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, as well as reductions or delays in orders by a customer or group of customers, could materially adversely affect the Company's financial statements. The Company's expense levels are relatively fixed and are based, in part, on expectations of future revenues. Consequently, if revenue levels are below expectations, the Company's financial statements could be materially adversely affected. Additionally, if the Company increases its percentage of high-volume business, the Company's gross margin will decrease since high-volume power supply sales typically have a lower gross margin than small to medium-volume sales. High-volume orders, especially custom orders, if canceled, may substantially increase the risk of inventory obsolescence, write-offs due to excess manufacturing capacity and collection problems. Due to all of the foregoing factors, in some future quarter or quarters the Company's operating results may be below the expectations of securities analysts and investors and the Company's gross margins may decrease. In such event, the price of the Company's Common Stock could likely be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON INTERNATIONAL OPERATIONS

     The Company has substantially all its manufacturing operations outside of the U.S. and such operations are subject to certain inherent risks, including tariffs, quotas, taxes and other market barriers, political and economic instability including work stoppages or strikes, restrictions on the export or import of technology, potentially limited intellectual property protection, difficulties in staffing and managing international operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations. In addition, while the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a substantial portion of the Company's labor costs are denominated in other currencies such as the Mexican peso and the Dominican Republic peso and a portion of the Company's material costs are denominated in Asian and European currencies. Fluctuations in the value of the U.S. dollar relative to foreign currencies will affect the Company's cost of goods sold and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on the Company's financial statements cannot be accurately predicted. Historically, the Company has not actively engaged in substantial exchange rate hedging activities.

SUPPLIER DEPENDENCE

     The Company is dependent on its suppliers for timely shipments of components and typically uses a primary source of supply for each component used in its products. Establishing alternate sources of supply, if needed, could take a significant period of time which might result in supply shortages for the Company. In some cases components are sourced from only one manufacturer and an interruption in supply could materially adversely affect the Company. Any shortages of particular components may adversely affect the Company's business by increasing product delivery times, increasing costs associated with manufacturing, and reducing gross margins. Additionally, such shortages could cause a substantial loss of business due to shipment delays. Any significant shortages or price increases of such components could have a material adverse effect on the Company's financial statements. The electronic equipment industry is currently, and for the past few years has been, experiencing significant growth. If this industry continues to grow, it is foreseeable that a shortage of components and a resulting increase in the price of the components may occur which could have a material adverse effect on the Company's financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Suppliers."

ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

     The success of the Company depends to a significant degree on the efforts of the Company's senior management, especially its Chief Executive Officer, Chief Financial Officer and other executive officers. The Company's operations may be adversely affected if one or more members of senior management cease to be active in the Company. The Company's ability to maintain and enhance product and manufacturing technologies and to manage any future growth will also depend on its success in attracting and retaining personnel with highly technical skills, and the competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide. There can be no assurance that the Company will be able to attract and retain qualified management or other highly technical personnel. See "Business-Employees."

RISKS RELATING TO GROWTH

     The Company's growth, through acquisition or otherwise, may require additional personnel at all levels of the Company, including highly technical personnel and management, and there can be no assurance that the Company will be able to attract and retain such individuals. Moreover, the Company's ability to make successful acquisitions is dependent on numerous factors including the Company's ability to identify acceptable acquisition opportunities, obtain adequate financing on terms acceptable to the Company, consummate acquisitions and successfully integrate new businesses into the Company. The Company may incur additional indebtedness in connection with a future business acquisition, and the incurrence of substantial amounts of debt in connection with such acquisitions could increase the risk of the Company's operations. If the Company's cash flow and existing working capital are not sufficient to fund its general working capital requirements or to service its indebtedness, the Company would have to raise additional funds through the sale of its equity securities, the refinancing of all or part of its indebtedness or the sale of assets or subsidiaries. There can be no assurance that any of these alternatives to raise additional funds would be available in amounts sufficient for the Company to meet its obligations. The Company has not completed any acquisitions, and there can be no assurance that the Company will be successful in making future acquisitions. Failure to effectively integrate acquired businesses into the Company could adversely affect the Company's financial statements.

MANUFACTURING CAPACITY

     The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity and there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. The Company is currently utilizing approximately 85% of its manufacturing capacity and expects that, when construction of the new facility in Mexico is completed in 1998, its present operations would utilize approximately 65% of its manufacturing capacity. Increasing manufacturing capacity may require substantial additional capital, and there can be no assurance that such capital will be available. In addition, the Company's expansion of its manufacturing capacity has increased and may continue to increase its fixed costs, and the future profitability and gross margins of the Company will partially depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers and suppliers and materially adversely affect the Company's financial statements. The Company has large manufacturing facilities in various locations, and a natural disaster in any such area that results in an interruption of manufacturing could have a material adverse effect on the Company's financial statements. Additionally, if the Company is unable to successfully renew any of its leases, it could be forced to relocate; any delay in relocating may result in an interruption of manufacturing which could have a material adverse effect on the Company's financial statements. See "Business-Manufacturing" and "Facilities."

CONCENTRATION OF OWNERSHIP

     The Stephens Group, Inc. and its affiliates (collectively, the "Stephens Investors"), according to information obtained by the Company including filings made by the Stephens Investors as of March 15,

1998, own approximately 45.0% of the Company's outstanding Common Stock. Accordingly, the Stephens Investors may effectively elect the entire Board of Directors of the Company (the "Board" or the "Board of Directors"), approve any action requiring stockholder approval (except as otherwise provided by law) and otherwise control its management, operations and affairs.

RISKS RELATED TO GOVERNMENT REGULATIONS AND PRODUCT CERTIFICATION

     The Company's operations, like most businesses, are subject to general laws, regulations and government policies in the U.S. and abroad relating to areas such as minimum wage, employee safety and other health and welfare regulations. Additionally, the Company's product standards are certified by agencies in various countries including the U.S., Canada, Germany, and the United Kingdom. As many customers will not order uncertified products, changes in such certification standards could negatively affect the demand for the Company's products, result in the need to modify its existing products or affect the development of new products, each of which may involve substantial costs or delays in sales and could have a material adverse effect on the Company's financial statements.

ENVIRONMENTAL RISKS

     Power-One is subject to federal, state and local environmental laws and regulations (in both the U.S. and abroad) that govern the handling, transportation and discharge of materials into the environment, including into the air, water and soil. Environmental laws could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations. Should there be an environmental occurrence, incident or violation, the Company's financial results may be adversely affected. The Company could be held liable for significant damages for violation of environmental laws and could also be subject to a revocation of certain licenses or permits, thereby materially adversely affecting the Company's financial statements.

ITEM 2 - PROPERTIES

     The Company's facilities, all of which are leased by the Company, are summarized as follows:

        FACILITY                    PRIMARY ACTIVITY         APPROXIMATE         EXPIRATION
        --------                    ----------------        SQUARE FOOTAGE        OF LEASE
                                                            --------------     -------------
Camarillo, CA                   Administration, Research        98,000          August 2004
                                and Development,
                                Manufacturing, Sheet
                                Metal Fabrication,
                                Central Storage,
                                Marketing and Sales
Santo Domingo, Dominican        Low Power Manufacturing         65,000         January 2000(1)
  Republic                      and Assembly
Isabela, Puerto Rico            Assembly and                    46,000           March 1998(2)
                                Administration
San Luis, Mexico                Manufacturing and               33,000            July 1999(3)
                                Assembly
San Luis, Mexico                Manufacturing and               11,000             May 1999(4)
                                Assembly
San Luis, Mexico                Manufacturing and               22,000             May 1999(4)
                                Assembly

(1)  Subject to the Company's three consecutive two-year renewal options.
(2) Subject to an option for an additional 5 years which, it is anticipated, will be exercised.
(3)  Subject to the Company's three consecutive one-year renewal options.
(4)  Subject to an option for one additional year.

     In April 1996, Power-One purchased approximately 404,000 square feet of land in San Luis, Mexico. The Company commenced construction of a new 110,000 square foot manufacturing facility on this land in early 1998, with an expected completion before the end of 1998.

Upon completion, the current leased facilities in San Luis would be phased out. As with any construction project, this new facility will involve many risks and uncertainties, including, but not limited to, material and labor shortages, work stoppages, legal challenges, design changes and weather. Further, engineering, environmental or geological problems and governmental regulations and approvals could give rise to delays or cost overruns.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is involved in routine litigation arising in the ordinary course of its business. While the outcome of lawsuits against the company cannot be predicted with certainty, in the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS

     Set forth below is certain information concerning the executive officers of the Company.

           NAME        AGE (1)                  POSITION
           ----        ------                   --------
    Steven J. Goldman     40     President, Chief Executive Officer and
                                    Chairman of the Board
    Eddie K. Schnopp      39     Vice President-Finance and Logistics, Chief
                                 Financial Officer and Secretary
    Dennis R. Roark       51     Executive Vice President
    Brad W. Godfrey       38     Vice President-Worldwide Manufacturing
    David J. Hage         51     Vice President-Sales and Marketing
    Donna M. Koep         37     Vice President-Human Resources
    John A. Martins       38     Vice President-Quality Assurance

___________

(1)  As of March 31, 1998.


 STEVEN J. GOLDMAN. Mr. Goldman became the President and Chief Executive Officer of the Company in 1990 and was named Chairman of the Board in February 1997. Mr. Goldman, who joined the Company in 1982, held several positions in the Company from 1982 through 1988, including Vice President of Engineering. From 1988 to 1990, Mr. Goldman was a Senior Vice President and the Chief Financial Officer of the Company. He received his B.S. degree in electrical engineering from the University of Bridgeport and his M.B.A. degree from Pepperdine University's Executive program. Mr. Goldman is a contributing member and co-membership chairman of the San Fernando Valley Chapter of the Young President's Organization.

 EDDIE K. SCHNOPP. Mr. Schnopp was appointed Vice President of Finance and Logistics of the Company in 1993 and Secretary and Chief Financial Officer of the Company in 1995. Mr. Schnopp joined Power-One as a member of its Finance department in 1981 and became its Controller in 1990. He received his B.S. degree in Accounting from California State University Northridge and is currently pursuing his M.B.A. degree. Mr. Schnopp is married to Ms. Koep.

 DENNIS R. ROARK. Mr. Roark was appointed Executive Vice President of the Company in 1990. Mr. Roark joined Power-One in 1988 and held the positions of Director of Research & Development and Vice President of Engineering from 1988 to 1993. Prior to joining Power-One, Mr. Roark co-owned and managed California D.C. Power Supplies, Inc., a designer and manufacturer of power supplies. He received his B.S. degree in Engineering from California

Polytechnic University-Pomona.

 BRAD W. GODFREY. Mr. Godfrey was appointed Vice President of Worldwide Manufacturing for Power-One in 1993. He joined PE in 1988 as Plant Manager and held that position until being appointed President of PE in 1990, a position he held until he became a Vice President of the Company in 1993. Prior to joining Power-One, Mr. Godfrey was the owner of Reflections Manufacturing, a furniture and glass manufacturing company in Canada.

 DAVID J. HAGE. Mr. Hage was appointed Vice President of Sales and Marketing when he joined the Company in 1993. Prior to joining Power-One, Mr. Hage was the Executive Vice President of Power Convertibles Corporation, a subsidiary of Burr/Brown, Inc. His previous experience includes Marketing Manager of International Electric Utility and Field Systems Support Manager at Honeywell, and Director of Marketing Systems and Director of Marketing Planning at SGS-Thomson Semiconductors. Mr. Hage received his B.S. degree in Electrical Engineering from Northern Arizona University and his M.B.A. degree from Arizona State University.

 DONNA M. KOEP. Ms. Koep was appointed Vice President of Human Resources for the Company in 1995. She joined Power-One as a member of the Human Resource staff in 1978 and has worked in various positions of increasing responsibility within the Company. From 1986 to 1995 Ms. Koep served as the Company's Director of Human Resources. Ms. Koep is married to Mr. Schnopp.

 JOHN A. MARTINS. Mr. Martins joined the Company in 1992 as the Director of Quality Assurance and was appointed Vice-President of Quality Assurance in 1995. Prior to joining the Company, Mr. Martins held the position of Director of Quality Assurance for Deltec and PowerMate. He received his B.S. degree in Industrial Engineering from New Jersey Institute of Technology and is certified as an ISO-9000 Assessor.

     The officers of the Company serve at the discretion of the Board. Each director of the Company serves until such director's successor is elected and qualified or until the director's death, retirement, resignation or removal.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported by NASDAQ since October 1, 1997, the date on which the Company's shares first became publicly traded. Prior to October 1, 1997, there was no established public trading market for the Company's Common Stock.

1997                                     HIGH                 LOW
----                                     ----                 ---
Fourth Quarter                          19 5/8               13 7/8

The number of holders of record of the Company's Common Stock as of March 15, 1998, was 135.

DIVIDEND POLICY

     The Company anticipates that all future earnings will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future cash dividends will be at the discretion of the Board and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the Company's credit facility restricts the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     The Company's subsidiary, P-E, does not currently intend to declare any dividends. If P-E does declare and pay a dividend to the Company, the Company may be forced to pay taxes at the statutory rates on such amount. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Income Tax Matters."

ITEM 6 - SELECTED FINANCIAL DATA

GENERAL

     Prior to September 27, 1995, Power-One, Inc., a California corporation ("Power CA"), Power-Electronics, Inc., a Puerto Rico corporation ("P-E"), and Poder Uno de Mexico, S.A. de C.V., a Mexican corporation ("Poder Uno"), were owned by a small group of investors, including management, each in similar ownership percentages, and were operated collectively by management located primarily in California. The financial statements contained in this Annual Report for periods prior to October 1, 1995 reflect the combined results and financial condition of Power CA, P-E and Poder Uno (collectively referred to for the period prior to September 30, 1995 as the "Predecessor Company"). On September 27, 1995, Power-One LLC, a Delaware limited liability company ("Power-One LLC"), acquired the assets of Power CA and the stock of P-E and Poder Uno in an arms-length transaction that was negotiated between the Stephens Investors and the Company's previous owners (collectively, the "Acquisition"). The Stephens Investors acquired approximately 65% of the membership interests of Power-One LLC, with the remainder being acquired by the Company's senior management. The aggregate amount of consideration paid by the Stephens Investors and by the Company's senior management was approximately $15 million as well as the deferral of approximately $5.3 million that was owed to the Company's senior management. After the total consideration was determined, the Company's senior management participated on the same pricing as the Stephens Investors. As of February 1, 1996, Power-One LLC was reorganized (the "Reorganization") when it was merged with and into Power-Merger, Inc., a Delaware corporation, which changed its name to Power-One, Inc. When this merger occurred, there was no change in the ownership percentages. Power-One was incorporated in Delaware in January 1996, and Power CA was incorporated in California in 1973.

     Power CA had elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). No federal income tax liability was incurred by either Power CA (when it was an S corporation) or Power-One LLC, and the stockholders and members of those entities were directly subject to federal income taxes on their respective interests in the entities' taxable income. Power-One is a C corporation and following the Reorganization has paid federal and state taxes on its income.

                      SELECTED FINANCIAL AND OPERATING DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       PREDECESSOR   COMPANY(1)(2)                                 COMPANY(1)
                                      --------------------------------------------------------------------------------------
                                        YEAR ENDED    YEAR ENDED    NINE MONTHS    THREE MONTHS    YEAR ENDED    YEAR ENDED
                                       DECEMBER 31,  DECEMBER 31,      ENDED           ENDED      DECEMBER 31,  DECEMBER 31,
                                           1993          1994      SEPTEMBER 30,   DECEMBER 31,       1996          1997
                                           ----          ----          1995             1995          ----          ----
                                                                       ----             ----
 STATEMENT OF OPERATIONS DATA:
     Net sales                            $50,846        $55,702        $52,732        $20,670        $74,210        $91,583
     Cost of goods sold                    34,078         35,751         31,525         14,348         45,305         55,481
                                         --------       --------       --------       --------       --------       --------
     Gross profit                          16,768         19,951         21,207          6,322         28,905         36,102
     Selling expense                        6,366          6,283          5,680          1,778          6,865          7,023
     General and administrative expense     4,222          4,626          4,348          1,760          5,873          6,778
     Engineering expense                    2,655          2,725          2,397          1,064          3,964          3,754
     Quality Assurance expense                972          1,053            919            345          1,585          1,901
     Amortization of intangibles                                                           472          2,003          2,029
     Other expense                                                                                        613
                                         --------       --------       --------       --------       --------       --------
     Total expense                         14,215         14,792         13,344          5,419         20,903         21,485
     Income from operations                 2,553          5,159          7,863            903          8,002         14,617
     Interest expense                        (543)          (629)          (494)        (1,026)        (4,222)        (3,181)
     Other, net                               233              8             33            (36)            12            340
                                         --------       --------       --------       --------       --------       --------
     Income (loss) before income taxes      2,243          4,538          7,402           (159)         3,792         11,776
     Income taxes (3)                         126             75            155             12            396          3,542
                                         --------       --------       --------       --------       --------       --------
     Net income (loss)                     $2,117         $4,463         $7,247          $(171)        $3,396         $8,234
                                         --------       --------       --------       --------       --------       --------
                                         --------       --------       --------
     Less: Preferred stock accretion
       and dividends                                                                         0         $1,415         $1,514
                                                                                      --------       --------       --------
     Net income (loss) attributable to
       common stockholders                                                               $(171)        $1,981         $6,720
                                                                                      --------       --------       --------
                                                                                      --------       --------       --------
     Basic earnings (loss) per
       common share(6)                                                                  $(0.02)         $0.20          $0.58
                                                                                      --------       --------       --------
                                                                                      --------       --------       --------
     Diluted earnings (loss) per
       common share(6)                                                                  $(0.02)         $0.20          $0.56
                                                                                      --------       --------       --------
                                                                                      --------       --------       --------
   Pro forma amounts:(3)(4)
     Income (loss) before income taxes
       as reported                         $2,243         $4,538         $7,402          $(159)        $3,792        $11,776
     Pro forma income tax (benefit)
       provision                              209          1,179          2,767           (121)           923          3,542
                                         --------       --------       --------       --------       --------       --------
     Pro forma net income (loss)           $2,034         $3,359         $4,635           $(38)        $2,869         $8,234
                                         --------       --------       --------       --------       --------       --------
                                         --------       --------       --------       --------       --------       --------



     Pro forma earnings per share data:(6)
     Basic earnings per share                                                                                          $0.65
                                                                                                                    --------
     Diluted earnings per share                                                                                        $0.64
                                                                                                                    --------
                                                                                                                    --------


                                       PREDECESSOR   COMPANY(1)(2)                                 COMPANY(1)
                                      ------------   -------------                                 ----------
                                        YEAR ENDED    YEAR ENDED    NINE MONTHS    THREE MONTHS    YEAR ENDED    YEAR ENDED
                                       DECEMBER 31,  DECEMBER 31,      ENDED           ENDED      DECEMBER 31,  DECEMBER 31,
                                           1993          1994      SEPTEMBER 30,   DECEMBER 31,       1996          1997
                                           ----          ----          1995             1995          ----          ----
                                                                       ----             ----
 SELECTED OPERATING DATA:
     Gross profit margin                    33.0%          35.8%          40.2%          30.6%          39.0%          39.4%
     EBITDA(5)                             $3,368         $5,957         $8,564         $1,718        $12,215        $18,833
     Cash flows from (used in):
     Operating activities                   1,738          4,049          6,420         (2,152)         4,249          8,481
     Investing activities                    (785)        (1,663)        (1,945)       (49,840)        (3,457)        (5,332)
     Financing activities                    (476)          (620)          (688)        55,743         (2,859)        27,185

                                                              AT DECEMBER 31,              AT DECEMBER 31,
                                                              ---------------              ---------------
                                                                         1996                         1997
                                                                         ----                         ----
 BALANCE SHEET DATA:
     Working capital                                                   $9,511                      $61,363
     Total assets                                                      72,705                      112,637
     Total debt                                                        46,578                          326
     Redeemable preferred stock                                        16,287                            0
     Total stockholders' equity                                         1,125                      100,214


                                                   (FOOTNOTES ON FOLLOWING PAGE)

                                       18
___________

(1) The Company's and the Predecessor Company's fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation the Company has described year-ends presented as if the year ended on December 31. As such, the years ended December 31, 1993 through 1997 represent 52-week years.

(2) Effective September 27, 1995, the Company acquired substantially all of the assets and liabilities of the Predecessor Company. For financial reporting purposes, this acquisition has been treated as if it were effective on October 1, 1995, the beginning of the Company's fourth quarter. See Note 1 of Notes to Consolidated Financial Statements.

(3) Pro forma information reflects the provision for U.S. federal and state income taxes as if the Company and the Predecessor Company had been subject to federal and state income taxation as a C corporation, prior to January 29, 1996, the date the Company converted from a limited liability company to a C corporation. Prior to January 29, 1996, net income of the Company and the Predecessor Company flowed through to their stockholders/members. For presentation purposes, U.S. federal and state income taxes have not been provided on earnings of P-E as there is no intention to remit these earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Income Tax Matters," and Notes 2 and 15 of Notes to Consolidated Financial Statements.

(4) Gives effect to the exchange of (i) 14,950,848 shares of the Redeemable Preferred Stock of the Company and accrued dividends thereon with a liquidation value of $17,558,000, and (ii) $776,000 owed to the executive officers, each at $14 per share, the initial public offering price of the Company's stock, into 1,309,585 shares of Common Stock at the closing of the Offering. Pursuant to applicable rules, pro forma earnings per share information is presented only for the most recent fiscal year. See Note 2 of Notes to Consolidated Financial Statements.

(5) EBITDA, which the Company calculates as income from operations before depreciation, amortization and compensation charges for stock option plans, is a supplemental financial measurement used by the Company in the evaluation of its business and by many analysts in the Company's industry. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(6) See Note 2 of Notes to Consolidated Financial Statements, "Earnings Per Share".

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AS WELL AS THE SECTION UNDER THE HEADING "RISK FACTORS."

GENERAL

     Power-One is a leading designer and manufacturer of power supplies for electronic equipment manufacturers in the U.S. The Company manufactures a broad line of more than 700 high-quality brand name products that it sells to both distributors and OEMs who place a premium on quality, reliability and service. The Company's products are sold to an installed base of more than 10,000 customers in the communications, automatic test equipment, medical equipment, industrial and other electronic equipment industries.

     The Company is a successor to Power CA, which was incorporated in 1973 as a manufacturer of AC/DC power supplies. The Predecessor Company operated solely from its Southern California facility until 1981, at which time it commenced additional operations in Isabela, Puerto Rico. In 1988, the Predecessor Company commenced operations in San Luis, Mexico. These foreign facilities were established to take advantage of certain labor, manufacturing and, in Puerto Rico, tax efficiencies. From 1994 to 1996, substantially all Puerto Rican manufacturing operations were moved to Santo Domingo, Dominican Republic to capitalize on certain labor benefits, while maintaining the tax benefits associated with its Puerto Rican subsidiary. In September 1995, the Stephens Investors and management of the Company purchased the Predecessor Company from its previous owners and implemented a more aggressive growth strategy for the Company. In April 1996, the Company further broadened its product offering through the licensing of certain technology and associated rights from Calex Manufacturing Company ("Calex"), providing the Company with a line of DC/DC products.

RESULTS OF OPERATIONS

     There are two statements of operations for the 1995 fiscal year. The first statement of operations presents combined information for the Predecessor Company during the nine months ended September 30, 1995, while the second presents consolidated information for the Company for the three months ended December 31, 1995. For ease of reference, information in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the 1995 fiscal year is presented based upon the sum of various amounts set forth in the two income statements. The numbers are not reflective of the results that would have occurred if the Acquisition had occurred as of January 1, 1995.

     The following table sets forth, for the periods indicated, certain Combined and Consolidated Statements of Operations data as a percentage of net sales:

                                             1995          1996        1997
                                             ----          ----        ----
     Net sales                              100.0%        100.0%      100.0%
     Cost of goods sold                       62.5          61.0        60.6
                                            ------        ------      ------
     Gross profit                             37.5          39.0        39.4
     Selling expense                          10.2           9.3         7.6
     General and administrative                8.3           7.9         7.4
     Engineering expense                       4.7           5.4         4.1
     Quality assurance expense                 1.7           2.1         2.1
     Amortization of intangibles               0.6           2.7         2.2
     Other expense                             0.0           0.8         0.0
                                            ------        ------      ------
     Income from operations                   12.0          10.8        16.0
     Interest expense                         (2.1)         (5.7)       (3.5)
     Other, net                                0.0           0.0         0.4
                                            ------        ------      ------
     Income before income taxes                9.9           5.1        12.9
     Income taxes                              3.6 (1)       1.2 (1)     3.9
                                            ------        ------      ------
     Net income                               6.3% (1)      3.9% (1)    9.0%
                                            ------        ------      ------
                                            ------        ------      ------

(1)  Pro forma for 1995 and 1996.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

 NET SALES. Net sales increased $17.4 million, or 23.4%, to $91.6 million for the year ended December 31, 1997 from $74.2 million for the year ended December 31, 1996. The increase in revenue resulted primarily from strong growth in unit shipments of standard, modified standard and custom power supplies in both low-range and high-range power configurations during the third and fourth quarter of 1997. Price changes in 1997 were not a significant contributor to overall sales growth. Mirroring the sales increase, Power-One's backlog grew to $32.2 million at December 31, 1997, compared to $17.3 million at December 31, 1996.

     Power conversion product sales increased over 1996 as the result of the Company's wide range of product offerings, continued growth in existing OEM customer accounts and distributors, as well as an increased focus by the Company's strategic national accounts team on key OEM customers.

 GROSS PROFIT. Gross profit increased $7.2 million, or 24.9%, to $36.1 million for the year ended December 31, 1997 from $28.9 million for the year ended December 31, 1996, primarily as a result of higher sales. For the year ended December 31, 1997, gross profit margin as a percent of sales increased slightly to 39.4%, up from 39.0% for the prior year ended December 31, 1996. The improvement in gross profit margin was primarily due to lower costs of production following the transfer of manufacturing from the Company's Puerto Rico facility to its Dominican Republic facility, which was completed towards the end of 1996.

 SELLING EXPENSE. Selling expense increased $158,000, or 2.3%, to $7.0 million for the year ended December 31, 1997 from $6.9 million for the year ended December 31, 1996. The increase of $158,000 is primarily due to higher payroll costs related to an increase in bonuses to the company's sales force of $465,000, reclassification of certain distribution expense from manufacturing to selling expense related to the Company's operations in the Dominican Republic totaling $340,000 and other operating costs aggregating $497,000. These increases were partially offset by a $639,000 reduction in commissions paid to manufacturers' representatives as a result of the Company's renegotiating these commission agreements and an increase in reimbursements from customers for product repairs of $505,000. As a percent of net sales, selling expense decreased to 7.6% for the year ended December 31, 1997 from 9.3% for the year ended December 31, 1996, which is primarily attributable to higher sales volume.

 GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $905,000, or 15.4%, to $6.8 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996. As a percent of net sales, general and administrative expense decreased to 7.4% in 1997 from 7.9% in 1996. The increase of $905,000 is primarily due to an $861,000 increase in employee performance bonuses as well as growth in staffing levels of administrative personnel.

 ENGINEERING EXPENSE.  Engineering expense declined $210,000, or 5.3%, to
$3.8 million for the year ended December 31, 1997 from $4.0 million for the year ended December 31, 1996. As a percent of net sales, engineering expense decreased to 4.1% for the year ended December 31, 1997 from 5.4% for the year ended December 31, 1996. Certain engineering expenses, which had been increased in the first half of 1996 based upon anticipated sales increases, were reduced, primarily by the reduction of administrative personnel as well as a reduction in the use of consultants, in the last half of 1996 as sales declined. The Company believes that no strategic business was affected by this reduction. The Company refilled many of these positions by the end of the third quarter of 1997, and management expects its investment in engineering to increase in 1998.

 QUALITY ASSURANCE EXPENSE. Quality assurance expense increased $316,000, or 19.9%, to $1.9 million for the year ended December 31, 1997 from $1.6 million for the year ended December 31, 1996. As a percent of net sales, quality assurance expense was 2.1% for both 1997 and 1996. The increase of $316,000 is primarily due to higher payroll costs related to growth in staffing levels to support the increase in quality activities generated by the increase in sales volume and due to lower reimbursements from customers for safety agency fees.

 INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased $6.6 million, or 82.7%, to $14.6 million for the year ended December 31, 1997 from $8.0 million for the year ended December 31, 1996. As a percent of sales, income from operations increased to 16.0% for the year ended December 31, 1997 from 10.8% for the year ended December 31, 1996.

 INTEREST EXPENSE. Interest expense decreased $1.0 million, or 24.7%, to $3.2 million for the year ended December 31, 1997 from $4.2 million for the year ended December 31, 1996. This decrease was the result of lower bank borrowings and the repayment of all amounts outstanding under the Company's existing bank credit facility with the net proceeds from the Company's initial public offering ("IPO") in the fourth quarter.

 OTHER INCOME. Other income increased $328,000, to $340,000 for the year ended December 31, 1997, from $12,000 for the year ended December 31, 1996, and is due to interest income generated from investment of a portion of the proceeds from the initial public offering in short-term, interest bearing instruments.

 INCOME TAXES. The provision for income taxes increased $2.6 million, to $3.5 million for the year ended December 31, 1997, from the pro forma tax expense of $923,000 for the year ended December 31, 1996. Income taxes as a percent of net sales increased to 3.9% in 1997 from a pro forma 1.2% in 1996. The percentage increase primarily reflects an increase in the Company's effective tax rate from 24.3% in 1996 to 30.1% in 1997 resulting from a higher proportion of the Company's earnings being generated in the U.S. rather than in Puerto Rico.

YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

 NET SALES. Net sales increased $808,000, or 1.1%, to $74.2 million in 1996 from $73.4 million in 1995. The Company believes that revenues did not grow at historical rates because of the downturn in certain electronic equipment markets, especially in the semiconductor industry, in the second half of 1996. As a result, certain OEM customers reduced their purchasing levels from the Company. Additionally, electronics distributors began experiencing lower sales and higher inventory levels, and orders from the Company were significantly reduced in the fourth quarter of 1996.

 GROSS PROFIT. Gross profit increased $1.4 million, or 5.0%, to $28.9 million in 1996 from $27.5 million in 1995. Gross profit margins increased to 39.0% in 1996 from 37.5% in 1995. Gross profit margins in 1995 were adversely affected by approximately two percentage points as a result of the sale of certain inventory in the fourth quarter of 1995, the carrying value of which had been increased by approximately $1.5 million as a result of the

Acquisition. After normalizing the gross margins for this increase, gross profit margins decreased 0.5% in 1996. This 0.5% decrease resulted primarily from a different product mix.

 SELLING EXPENSE. Selling expense decreased $593,000, or 8.0%, to $6.9 million in 1996 from $7.5 million in 1995. As a percent of net sales, selling expense decreased to 9.3% in 1996 from 10.2% in 1995. These decreases resulted primarily from decreases in bonuses of $220,000, a decrease in freight expense of $215,000 and an increase in reimbursements from customers for product repairs of $197,000. These savings were offset in part by an increase in general office expenses aggregating $39,000.

 GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $235,000, or 3.8%, to $5.9 million in 1996 from $6.1 million in 1995. As a percent of net sales, general and administrative expense decreased to 7.9% in 1996 from 8.3% in 1995. These decreases resulted primarily from a decrease in bonuses of $1.0 million and the elimination of $363,000 in payments to the executive committee of the Predecessor Company which were partially offset by an increase in bad debt expense of $335,000, higher expenses relating to the expansion of the Company's operations in the Dominican Republic totaling $767,000 and general costs aggregating $26,000.

 ENGINEERING EXPENSE. Engineering expense increased $503,000, or 14.5%, to $4.0 million in 1996 from $3.5 million in 1995. As a percent of net sales, engineering expense increased to 5.4% in 1996 from 4.7 % in 1995. These increases were primarily the result of the increase in certain engineering expenses in the first half of 1996 based upon anticipated sales increases, offset in part by reductions in these expenses as sales declined in the last half of the year.

 QUALITY ASSURANCE EXPENSE. Quality assurance expense increased $321,000, or 25.4%, to $1.6 million in 1996 from $1.3 million in 1995. As a percent of net sales, quality assurance expense increased to 2.1% in 1996 from 1.7% in 1995. These increases are primarily due to a reclassification of quality assurance expense from manufacturing costs to quality assurance expense related to the Company's operations in the Dominican Republic.

 AMORTIZATION OF INTANGIBLES. The amortization of intangibles, as a percent of net sales, increased to 2.7% in 1996 from 0.6% in 1995. The $2.0 million in 1996 reflects a full year of amortization of intangible assets incurred in connection with the Acquisition and a partial year's amortization of the license for DC/DC power supplies entered into in April 1996. The $472,000 in 1995 reflects the amortization for the fourth quarter of 1995 of intangible assets incurred in connection with the Acquisition.

 OTHER EXPENSE. Other expense was $613,000, or 0.8% of net sales in 1996. This expense reflects costs incurred in connection with the transfer of production from Puerto Rico to the Dominican Republic.

 INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased $764,000, or 8.7%, to $8.0 million in 1996 from $8.8 million in 1995. As a percent of net sales, income from operations decreased to 10.8% in 1996 from 12.0% in 1995.

 INTEREST EXPENSE. Net interest expense increased $2.7 million, to $4.2 million in 1996 from $1.5 million in 1995. This increase relates primarily to the full year effect in 1996 versus a partial year effect in 1995, of the debt incurred in connection with the Acquisition in September 1995.

 PRO FORMA INCOME TAXES. The pro forma income tax rate decreased in 1996 to 24.3% from 36.5% in 1995. The 1995 effective tax rate was higher than historical pro forma levels because of lower earnings in Puerto Rico as a result of certain duplicative expenses incurred while production was transferred to the Dominican Republic, causing a disproportionate share of the Company's profits to be generated and taxed in the U.S.

CERTAIN INCOME TAX MATTERS

     The Company has operated in Puerto Rico since 1981 under various exemptions that provide for lower taxes on profits attributable to Puerto Rico. These exemptions most recently have been granted pursuant to the Puerto Rico Industrial Incentives Act of 1987. Under the provisions of the most recent exemption, which was granted in 1994 when the Company's manufacturing activities in Puerto Rico were moved to the Dominican Republic, the Company has been granted a 90% partial tax exemption from property or income taxes on income derived from distributing products from Puerto Rico and a 60% exemption on municipal license taxes. This exemption is valid through 2010. Additionally, P-E has operations in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company does not provide for U.S. federal and state income tax that would be paid on earnings of its Puerto Rico operation if such earnings were remitted to the U.S., as there is no intention to remit these earnings. At December 31, 1997, accumulated unremitted earnings totaled approximately
$6.3 million for the Puerto Rico operation. In the event that the Company does remit earnings to the U.S., it may be required to pay taxes at the normal U.S. rate. The Company's operations in Mexico are subject to various income and corporate taxes on earnings generated in Mexico. These taxes have not been material to date.

     The Predecessor Company operated as a Subchapter S corporation for tax reporting purposes until the Acquisition on September 27, 1995. At such time, the Company was organized as a limited liability company. Effective January 29, 1996, the Company converted from a limited liability company to a C corporation, which is subject to both U.S. federal and state income taxes. During the periods in which the Predecessor Company operated as an S corporation and the Company operated as a limited liability company, taxes for federal and most state income tax purposes on earnings were paid directly by the owners.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company's cash position had increased to $32.0 million from $1.7 million at December 31, 1996. The increase in cash of $30.3 million was attributable to the Company's initial public offering of 5,750,000 shares of Common Stock on September 30, 1997. The net proceeds of the offering to the Company, after deducting related expenses, were $73.8 million. The Company used $36.7 million of the net proceeds from the IPO to repay all outstanding bank borrowings under the Company's then existing bank credit facility. An additional $5.6 million of the net proceeds were used to pay amounts owed to certain of the Company's officers pursuant to their employment and compensation agreements and another $242,000 was used to redeem the Redeemable Preferred that was not exchanged for Common Stock. The remainder of the net proceeds of the IPO will be used for general corporate purposes, including capital expenditures, working capital and possible future acquisitions. Pending use of the net proceeds for the above purposes, the Company has invested such funds in short-term and medium-term, interest-bearing investment-grade obligations.

     During the year ended December 31, 1997, the Company had cash flow from operations of $8.5 million compared to cash flow from operations of $4.2 million in the comparable period in 1996. Cash flow from operations increased primarily due to higher net income and a $1.6 million increase in accounts payable and accrued expenses that were partially offset by increases in accounts receivable of $2.8 million and increases in inventories of $3.5 million. Accounts payable and accrued expenses increased as a function of higher sales. The increase in accounts receivable primarily resulted from a change in billing terms with the Company's distributors which increased days sales outstanding from its distributors to an average of 45 days from an average of 15 days, as well as higher sales. The growth in inventories is directly related to sales growth with inventory turnover remaining stable.

     The Company historically has funded its operations primarily from cash flow provided by operations and short and long-term borrowings. Major cash expenditures in 1997 included the purchase of $5.2 million of capital equipment. Additionally, in 1997 the Company repaid $36.7 million of bank borrowings and $5.6 million in amounts owed to certain officers of the Company in conjunction with the Company's IPO.

     The Company currently anticipates that its capital expenditures for 1998 will be approximately $8.9 million, of which approximately $4.5 million represents the cost of the new manufacturing facility in Mexico, $0.9 million represents investments in surface mount manufacturing equipment and the balance represents investments in property, plant and equipment in line with the continued upgrading of the Company's manufacturing facilities. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans and condition of the Company and changes in economic conditions.

     On December 10, 1997, the Company amended its credit agreement with a syndicate of banks led by NationsBank of Texas, N.A, which previously provided the Company with a revolving line of credit and a term loan aggregating approximately $47.0 million in available credit into a revolving line of credit of up to $50.0 million. The amended credit agreement has a maturity date of December 10, 2002, and will be used to finance acquisitions, working capital, and capital expenditure requirements.

     The Company's revolving line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. As of December 31, 1997, no amounts were outstanding under the credit agreement. Borrowings are collateralized by substantially all of the Company's assets.

     The credit agreement (i) provides for restrictions on additional borrowings, dividends, leases and capital expenditures; (ii) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (iii) requires the Company to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At December 31, 1997, the Company was in compliance with all debt covenants.

     In connection with the credit agreement the Company entered into an interest rate swap and swaption agreement. These agreements were terminated concurrently with the repayment of the outstanding borrowings under the credit facilities at a nominal value to the Company.

     The Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, the net proceeds remaining from the IPO and the $50.0 million credit line with NationsBank will be sufficient to fund its anticipated working capital, capital expenditures and debt payment requirements for the foreseeable future. However, if the Company makes a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 28, 1997, (the "Proxy Statement") and is incorporated herein by reference.

     The information relating to executive officers required by this item is included in Part I under the caption "Executive Officers."

     The information required by Item 405 will be contained under the caption "16(a) Beneficial Ownership Reporting" contained in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

     The information called for by this item will be contained under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(a)(1) FINANCIAL STATEMENTS

     The following financial statements are filed as a part of this report:

                    POWER-ONE, INC.                                       PAGE
                    ---------------                                       ----
 Independent Auditors' Report                                              F-1
 Consolidated Balance Sheets                                               F-2
 Consolidated and Combined Statements of Operations                        F-3
 Consolidated Statements of Redeemable Preferred Stock and
   Stockholders'/Members' Equity                                           F-5
 Combined Statement of Stockholders' Equity--Predecessor Company           F-6
 Consolidated and Combined Statements of Cash Flows                        F-7
 Notes to Consolidated Financial Statements                                F-9

(a)(2) SCHEDULES

     The following financial statement schedule is filed as a part of this report.

                    POWER-ONE, INC.                                       PAGE
                    ---------------                                       ----
 Schedule II:  Valuation and Qualifying Accounts                           S-1

(b) REPORTS ON FORM 8-K

     During the three months ended December 31, 1997, the registrant did not file any reports on Form 8-K.

(c) EXHIBITS

     The exhibits listed below are filed as part of, or incorporated by reference, into this report.

          DESCRIPTION
          -----------
  1.1*    Form of Underwriting Agreement
  3.1*    Form of Restated Certificate of Incorporation of the Company
  3.2*    Form of Amended and Restated Bylaws of the Company
  4.1*    Specimen of Common Stock Certificate
 10.1*    Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
 10.2*    Form of Employment and Compensation Agreements between the Company and
          Mr. Goldman, Mr. Schnopp, Mr. Roark, Mr. Hage, and Mr. Godfrey
 10.3*    Form of Amendment to Employment and Compensation Agreements

 10.5*    1996 Stock Incentive Plan
 10.6*    Amended and Restated 1996 Stock Incentive Plan
 10.7*    Form of Management Bonus Plan
 10.11*   Security Agreement between the Company and NationsBank of Texas, N.A., dated February 1, 1996
 10.12*   Form of Pledge Agreement
 10.13*   Product and Component Agreement, including the related License
          Agreement, between the Company and Calex Manufacturing Company dated
          April 2, 1996
 10.14*   P-E Tax Exemption Grant dated January 4, 1995
 10.16*   Form of Employee Stock Purchase Plan
 10.17*   Form of Selection Letter between Company and each executive officer
 10.18*   Amendment to Employment and Compensation Agreement dated September 11,
          1997
 10.19*   Letter Explaining Selection Letter between Company and each executive officer
 10.20    Amended and Restated Credit Agreement among the Company, NationsBank of
          Texas, N.A. and certain lenders, dated December 10, 1997
 21*      List of Subsidiaries
 23       Independent Auditors' Consent
 24       Power of Attorney (contained on Signature Page)
 27.1     Financial Data Schedule
 27.2     Financial Data Schedule
 27.3     Financial Data Schedule

___________
 * Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               POWER-ONE, INC.

Date:  March 27, 1998                  By:          /s/  Steven J. Goldman
                                                       Steven J. Goldman
                                                  Chairman of the Board, Chief
                                                Executive Officer and President


     Pursuant to the requirements of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

     We the undersigned directors and officers of Power-One, Inc. hereby constitute and appoint Steven J. Goldman and Eddie K. Schnopp, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Report, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Report, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

     SIGNATURE                          TITLE                         DATE
     ---------                          -----                         ----
                             Chairman of the Board, Chief
/s/ Steven J. Goldman        Executive Officer and President      March 27, 1998
 (Steven J. Goldman)         (Principal Executive Officer)


                             Vice President, Finance and
/s/ Eddie K. Schnopp         Logistics, Chief Financial Officer   March 27, 1998
 (Eddie K. Schnopp)          and Secretary (Principal Financial
                             and Accounting Officer)

/s/ Jon E. M. Jacoby         Director                             March 27, 1998
 (Jon E. M. Jacoby)

/s/ Douglas H. Martin        Director                             March 27, 1998
 (Douglas H. Martin)

/s/ Dr. Albert Y. C. Yu      Director                             March 27, 1998
 (Dr. Albert Y. C. Yu)

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                     POWER-ONE, INC.                                      PAGE
                     ---------------                                      ----
 Independent Auditors' Report                                              F-1
 Consolidated Balance Sheets                                               F-2
 Consolidated and Combined Statements of Operations                        F-3
 Consolidated Statements of Redeemable Preferred Stock and
   Stockholders'/Members' Equity                                           F-5
 Combined Statement of Stockholders' Equity--Predecessor Company           F-6
 Consolidated and Combined Statements of Cash Flows                        F-7
 Notes to Consolidated Financial Statements                                F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Power-One, Inc.:

We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated and combined statements of operations, redeemable preferred stock and stockholders'/members' equity, and of cash flows of the Company and its Predecessor Company for each of the periods in the three years ended December 31, 1997. Our audit also includes the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1997, and the consolidated and combined results of the Company's and its Predecessor Company's operations and cash flows for each of the periods in the three years ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements, on September 27, 1995, the net assets of the Predecessor Company were acquired by the Company. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the acquisition price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition. As such, the amounts reported for the Company are not comparable to the amounts shown for the Predecessor Company in prior periods.


Deloitte & Touche LLP

Los Angeles, California
February 23, 1998

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
-----------------------------------------------------------------------------

                                                                         DECEMBER 31,
                                                                   -----------------------
ASSETS (Notes 6 and 7)                                                 1996         1997
CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,684    $  32,018
  Accounts receivable:
    Trade, less allowance for doubtful
      accounts: $638 - 1996; $825 - 1997                             10,391       13,268
    Other                                                               397          328
  Inventories (Note 3)                                               18,840       22,369
  Refundable income taxes                                                29        2,411
  Deferred tax assets - current (Notes 2 and 15)                        834          976
  Prepaid expenses and other current assets                             380          467
                                                                   --------    ---------
          Total current assets                                       32,555       71,837

PROPERTY AND EQUIPMENT, Net (Note 4)                                  8,884       11,898

INTANGIBLE ASSETS, Net (Note 2)                                      29,210       27,181

OTHER ASSETS                                                          1,574        1,721

DEFERRED TAX ASSETS, Noncurrent (Notes 2 and 15)                        482
                                                                   --------    ---------
TOTAL                                                              $ 72,705    $ 112,637
                                                                   --------    ---------
                                                                   --------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank (Note 6)                                   $  10,400    $
  Current portion of long-term debt (Note 7)                          3,929          326
  Bank overdraft                                                        656
  Accounts payable                                                    2,892        4,465
  Accrued payroll and related expenses                                  536          652
  Other accrued expenses (Note 8)                                     4,631        5,031
                                                                   --------    ---------
          Total current liabilities                                  23,044       10,474
                                                                   --------    ---------

LONG-TERM DEBT, Less current portion (Note 7)                        26,326
                                                                   --------

DEFERRED TAX LIABILITY, Noncurrent (Notes 2 and 15)                                1,949
                                                                   --------    ---------
OTHER LIABILITIES (Note 9)                                            5,923
                                                                   --------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 13)

REDEEMABLE PREFERRED STOCK, Stated value $1.00; aggregate
  liquidation value of $16,543 at December 31, 1996 and $0
  at December 31, 1997 (Note 11)                                     16,287
                                                                   --------
STOCKHOLDERS' EQUITY (Notes 11 and 12):
  Common stock, par value $0.001, 60,000,000 shares authorized;
    10,000,000 shares issued and outstanding at December 31, 1996 and
    17,059,585 issued and outstanding at December 31, 1997,
         respectively                                                    10           17
  Additional paid-in capital                                             90       92,227
  Notes receivable from stockholders (Note 5)                          (225)
  Retained earnings                                                   1,250        7,970
                                                                   --------    ---------

          Total stockholders' equity                                  1,125      100,214
                                                                   --------    ---------
TOTAL                                                             $  72,705    $ 112,637
                                                                   --------    ---------
                                                                   --------    ---------

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Dollars in Thousands)
-------------------------------------------------------------------------


                                  PREDECESSOR
                                    COMPANY                     COMPANY
                                                 -----------------------------------------
                                                  PERIOD FROM
                                      NINE       OCTOBER 1, 1995
                                     MONTHS       (INCEPTION)           YEAR ENDED
                                      ENDED         THROUGH             DECEMBER 31,
                                   SEPTEMBER 30,  DECEMBER 31,    ------------------------
                                      1995           1995            1996          1997
NET SALES (Note 14)                 $  52,732      $  20,670      $  74,210    $  91,583

COST OF GOODS SOLD (Note 1)            31,525         14,348         45,305       55,481
                                     --------        --------      --------     --------
GROSS PROFIT                           21,207          6,322         28,905       36,102
                                     --------        --------      --------     --------
EXPENSES:
  Selling                               5,680          1,778          6,865        7,023
  General and administrative            3,985          1,760          5,873        6,778
  Engineering                           2,397          1,064          3,964        3,754
  Quality assurance                     1,282            345          1,585        1,901
  Amortization of intangible assets                      472          2,003        2,029
  Other                                                                 613
                                     --------        --------      --------     --------
          Total expenses               13,344          5,419         20,903       21,485
                                     --------        --------      --------     --------
INCOME FROM OPERATIONS                  7,863            903          8,002       14,617
                                     --------        --------      --------     --------
OTHER INCOME (EXPENSE):
  Interest income                          65             24             28          358
  Interest expense (Notes 6 and 7)       (494)        (1,026)        (4,222)      (3,181)
  Other income (expense)                  (32)           (60)           (16)         (18)
                                     --------        --------      --------     --------
          Total other expense            (461)        (1,062)        (4,210)      (2,841)
                                     --------        --------      --------     --------
INCOME (LOSS) BEFORE INCOME TAXES       7,402           (159)         3,792       11,776

INCOME TAXES (Notes 2 and 15)             155             12            396        3,542
                                     --------        --------      --------     --------
NET INCOME (LOSS)                    $  7,247           (171)         3,396        8,234
                                     --------
                                     --------
PREFERRED STOCK ACCRETION
  AND DIVIDENDS (Note 11)                                  -          1,415        1,514
                                                     --------      --------     --------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCKHOLDERS                             $  (171)      $  1,981     $  6,720
                                                     --------      --------     --------
                                                     --------      --------     --------
BASIC EARNINGS (LOSS) PER COMMON
  SHARE                                              $ (0.02)      $   0.20     $   0.58
                                                     --------      --------     --------
                                                     --------      --------     --------
DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                                       $ (0.02)      $   0.20     $   0.56
                                                     --------      --------     --------
                                                     --------      --------     --------

See notes to consolidated financial statements.
                                                                    (Continued)

POWER-ONE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS (Dollars in Thousands)
------------------------------------------------------------------------------

                                                  PREDECESSOR
                                                    COMPANY                     COMPANY
                                                                 -----------------------------------------
                                                                  PERIOD FROM
                                                      NINE       OCTOBER 1, 1995
                                                     MONTHS       (INCEPTION)           YEAR ENDED
                                                      ENDED         THROUGH             DECEMBER 31,
                                                   SEPTEMBER 30,  DECEMBER 31,    ------------------------
                                                      1995           1995            1996          1997
PRO FORMA INFORMATION (Note 2):
  Income (loss) before income tax as reported       $  7,402        $  (159)      $  3,792    $  11,776

  Pro forma income tax (benefit) provision
    (Unaudited)                                        2,767           (121)           923        3,542
                                                    --------        --------      --------     --------
  Pro forma net income (loss) (Unaudited)           $  4,635         $  (38)      $  2,869     $  8,234
                                                    --------        --------      --------     --------
                                                    --------        --------      --------     --------
PRO FORMA EARNINGS PER SHARE DATA
  (Note 2):
  Basic earnings per share                                                                      $  0.65
                                                                                                -------
                                                                                                -------
  Diluted earnings per share                                                                    $  0.64
                                                                                                -------
                                                                                                -------

See notes to consolidated financial statements.
                                                                   (Concluded)

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'/MEMBERS' EQUITY
PERIOD FROM OCTOBER 1, 1995 (INCEPTION) THROUGH DECEMBER 31, 1995,
YEAR ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1997 (Notes 9 and 11) (Dollars in thousands)

                                                                              STOCKHOLDERS'/MEMBERS' EQUITY
                                                          -----------------------------------------------------------------------
                                          REDEEMABLE                                                    NOTES
                                       PREFERRED STOCK                   COMMON STOCK     ADDITIONAL  RECEIVABLE   RETAINED
                                   ---------------------  MEMBERS'   --------------------  PAID-IN       FROM      EARNINGS
                                     SHARES     AMOUNT    CAPITAL     SHARES      AMOUNT   CAPITAL   STOCKHOLDERS  (DEFICIT) TOTAL
BALANCE, OCTOBER 1, 1995 (Inception)                     $   -                                          $   -      $  -     $  -
  Contribution of members capital                          14,972                                         (200)              14,772

  Interest on notes receivable from
    stockholders                                                                                            (5)                  (5)

  Net loss                                                                                                          (171)      (171)
                                                         --------                                       ------     ------   -------
BALANCE, DECEMBER 31, 1995                                 14,972                                         (205)     (171)    14,596
  Net distribution to members of
    Power-One LLC                                                                                                   (560)      (560)
  Effect of conversion from
    limited liability
    company to C corporation       15,153,698  $ 14,872   (14,972)  10,000,000     $ 10     $ 90                            (14,872)
  Interest on notes receivable
    from stockholders                                                                                      (20)                 (20)

  Accretion of preferred stock to
    redemption value                                 26                                                              (26)       (26)
  Accrual of preferred stock
    dividend                                      1,389                                                           (1,389)    (1,389)
  Net income                                                                                                       3,396      3,396
                                   ----------  --------  ---------  ----------    -----   ------        -------    ------   -------

BALANCE, DECEMBER 31, 1996         15,153,698    16,287      -      10,000,000       10       90          (225)    1,250      1,125
  Interest on notes receivable
    from stockholders                                                                                      (15)                 (15)

  Accrual of preferred stock
    dividend                                      1,258                                                           (1,258)    (1,258)

  Accretion of preferred stock to
    redemption  value                               256                                                             (256)      (256)

  Stock option compensation expense                                                           16                                 16

  Conversion of other liabilities to
    common stock                                                        55,408               776                                776

  Conversion of preferred stock to
    common stock                  (14,950,848)  (17,559)             1,254,177        1   17,558                             17,559

  Repurchase of preferred stock      (202,850)    (242)

  Payment on notes receivable
    from stockholders                                                                                      240                  240

  Stock issuance to public                                           5,750,000        6   80,494                             80,500

  Stock issuance costs                                                                    (6,707)                            (6,707)

  Net income                                                                                                        8,234     8,234
                                   ----------  --------  ---------  ----------    -----  -------        -------    ------  --------
BALANCE, DECEMBER 31, 1997               -     $   -     $   -      17,059,585    $  17  $92,227        $  -      $ 7,970  $100,214
                                   ----------  --------  ---------  ----------    -----  -------        -------    ------  --------
                                   ----------  --------  ---------  ----------    -----  -------        -------    ------  --------

See notes to consolidated financial statements.

POWER-ONE INC.

COMBINED STATEMENT OF STOCKHOLDERS' EQUITY - PREDECESSOR COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 1995 (Dollars in Thousands)
-----------------------------------------------------------------------------

                                                  POWER-ELECTRONICS, INC.
                                            -----------------------------------
                           POWER-ONE, INC.      VOTING           NONVOTING         PODER-UNO          NOTES
                            COMMON STOCK     COMMON STOCK       COMMON STOCK      COMMON STOCK      RECEIVABLE
                           ---------------  ---------------  ------------------  -----------------     FROM        RETAINED
                           SHARES   AMOUNT  SHARES   AMOUNT   SHARES    AMOUNT   SHARES     AMOUNT  STOCKHOLDERS   EARNINGS   TOTAL
BALANCE,
  DECEMBER 31, 1994       718,335   $  157   72,580    $  42                     7,117,300  $  3                   $11,253  $11,455

  Notes receivable
    from stockholders                                                                                  $  (789)                (789)

  Net income                                                                                                         7,247    7,247
                          -------   ------   ------    -----   ------   ------   ---------  -------    --------    -------  -------
BALANCE,
  SEPTEMBER 30, 1995      718,335   $  157   72,580    $  42      -     $  -     7,117,300  $  3       $  (789)    $18,500  $17,913
                          -------   ------   ------    -----   ------   ------   ---------  -------    --------    -------  -------
                          -------   ------   ------    -----   ------   ------   ---------  -------    --------    -------  -------

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
-----------------------------------------------------------------------------

                                                  PREDECESSOR
                                                    COMPANY                     COMPANY
                                                                 ----------------------------------------
                                                                   PERIOD FROM
                                                      NINE       OCTOBER 1, 1995
                                                     MONTHS        (INCEPTION)         YEAR ENDED
                                                     ENDED           THROUGH           DECEMBER 31,
                                                  SEPTEMBER 30,    DECEMBER 31,   -----------------------
                                                      1995             1995          1996         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $  7,247        $  (171)      $  3,396     $  8,234
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
    Depreciation and amortization                        701            815          4,213        4,216
    Deferred income taxes                                                           (1,316)       2,289
    Changes in operating assets and liabilities:
      Accounts receivable, net                        (2,726)          (928)        (1,501)      (2,808)
      Inventories                                     (5,443)          (733)           946       (3,529)
      Refundable income taxes                             (4)            21             25       (2,382)
      Prepaid expenses and other current assets          (75)          (140)           148          (87)
      Accounts payable                                 3,937           (499)        (1,771)       1,573
      Accrued expenses                                 2,783           (517)          (415)         516
      Other liabilities                                                                524          459
                                                    --------        -------       --------     --------
          Net cash provided by (used in)
            operating activities                       6,420         (2,152)         4,249        8,481
                                                    --------        -------       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment               (1,928)        (1,480)        (2,903)      (5,185)
  Purchase of Power-One, net of acquired cash
    of $4,452                                                       (42,158)

  Payment to Power-Electronics, Inc. shareholders                    (5,000)
  Payments for purchased technology                                                   (391)
  Other assets                                           (17)        (1,202)          (163)        (147)
                                                    --------        -------       --------     --------
          Net cash used in investing activities       (1,945)       (49,840)        (3,457)      (5,332)
                                                    --------        -------       --------     --------

See notes to consolidated financial statements.
                                                                    (Continued)

POWER-ONE, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
-----------------------------------------------------------------------------

                                                  PREDECESSOR
                                                    COMPANY                     COMPANY
                                                                 ----------------------------------------
                                                                   PERIOD FROM
                                                      NINE       OCTOBER 1, 1995
                                                     MONTHS        (INCEPTION)         YEAR ENDED
                                                     ENDED           THROUGH           DECEMBER 31,
                                                  SEPTEMBER 30,    DECEMBER 31,   -----------------------
                                                      1995             1995          1996         1997
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligations           $   (113)
  Proceeds from borrowings on notes payable
    to bank                                                        $ 11,200       $  2,300
  Repayments of note payable to bank                   1,193                        (3,100)   $ (10,400)
  Bank overdraft                                         385           (229)          (749)        (656)
  Proceeds from borrowings on long-term debt                         30,000          3,250
  Repayments of long-term debt                          (414)                       (4,000)     (29,929)
  Dividends paid                                        (950)
  Proceeds from issuance of members capital                          14,772
  Net distributions to members of Power-One LLC                                       (560)
  Increase in notes receivable from
    shareholders                                        (789)
  Proceeds from sale of common stock - net                                                       73,793
  Proceeds from notes receivable from
    stockholders                                                                                    225
  Repurchase of preferred stock                                                                    (242)
  Payment of other liabilities                                                                   (5,606)
                                                    --------       --------       --------    ---------
       Net cash (used in) provided by
         financing activities                           (688)        55,743         (2,859)      27,185
                                                    --------       --------       --------    ---------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                          3,787          3,751         (2,067)      30,334

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                  3,765                         3,751        1,684
                                                    --------       --------       --------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $  7,552       $  3,751       $  1,684    $  32,018
                                                    --------       --------       --------    ---------
                                                    --------       --------       --------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION -
  Cash paid for:
    Interest                                        $    501       $    929       $  3,841    $   3,181
    Income taxes                                    $    119       $   -          $    765    $   4,340

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

  On October 6, 1997, the Company exchanged 14,950,848 shares of redeemable preferred stock plus accrued dividends to 1,254,177 shares of common stock at the initial public offering price of $14 per share, a value of $17,559,000.

  On October 6, 1997, the Company issued 55,408 shares of common stock to extinguish $776,000 in other liabilities.

See notes to consolidated financial statements.
                                                                  (Concluded)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED SEPTEMBER 30, 1995 AND DECEMBER 31, 1995,
YEARS ENDED DECEMBER 31, 1996 AND 1997
------------------------------------------------------------------------------

1.   GENERAL INFORMATION

     The accompanying financial statements of Power-One, Inc. (the "Company") reflect the consolidated results of its operations since its inception on October 1, 1995 and include the accounts of Power-One, Inc. ("Power-One"), located in Camarillo, California, and its wholly owned subsidiaries, Power-Electronics, Inc. ("P-E") in Puerto Rico and its Division located in the Dominican Republic, and Poder Uno de Mexico, S.A. de C.V. ("Poder Uno"), a company located in Mexico under the MAQUILADORA program.

     Substantially all of the Company's products are manufactured in the Dominican Republic and Mexico. These foreign operations represent captive manufacturing facilities of the Company and for reporting purposes the U.S. dollar is considered to be the functional currency. The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ended December 31, 1995, 1996 and 1997 all represent 52-week years. For simplicity of presentation, the Company has described year-ends presented as of December 31.

     ORGANIZATION - Effective September 27, 1995, the Company and its management acquired substantially all of the assets and liabilities of Power-One, Inc. and the outstanding capital stock of P-E and Poder Uno (collectively the "Predecessor Company"). For financial reporting purposes, the agreement has been treated as if it was effective on October 2, 1995, the beginning of the Company's fourth quarter. Transactions associated with the Company's operations during the period from September 28 through October 1, 1995 are insignificant when considered in relation to the consolidated financial statements taken as a whole and have been included in the Predecessor Company financial statements. The accompanying financial statements reflect the combined results of operations of the Predecessor Company for the nine-month period ended September 30, 1995.

     The acquisition price included approximately $46,610,000 in cash and $8,100,000 in distributions from P-E. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the acquisition price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition. The excess purchase price over the fair value of the net assets acquired of $30,289,000 was allocated to intangible assets (see
     Note 2). Consequently, the amounts reported in the accompanying financial statements for the Company are not comparable to the amounts shown for the Predecessor Company in the prior periods.

     Included in cost of goods sold for the period ended December 31, 1995 is $1,525,000, which primarily represents the difference between the fair value of inventory acquired and the recorded carrying value of the inventory at the acquisition date.

     Power-One, Inc., formerly Power-One, LLC, converted from a limited liability company to a C corporation on January 29, 1996. To effect the conversion, the Company formed a new corporation and transferred all of the assets and liabilities into the newly formed entity. The new corporation, Power-One, Inc., simultaneously issued 10,000,000 shares of common stock, with a par value of $0.001 per share, and 15,153,698 shares of Series A redeemable preferred stock in exchange for each existing member's respective percentage ownership interest in Power-One LLC. The exchange has been recorded at the Company's historical carrying values on the date of conversion (see Note 11).

     OPERATIONS - The Company operates primarily in one industry segment which includes the design, development and manufacture of open frame D.C. power supplies for the commercial electronics industry. The Company sells its products and grants credit to customers in this industry, primarily in the United States. Sales to the Company's largest customers amounted to 11% each to two customers throughout 1995, 15% to a single customer in 1996 and 15%, 12% and 11% each to three customers in 1997.

2.   SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries and the combined operations of the Predecessor Company.
     The majority of P-E's and all of Poder Uno's sales are to Power-One, Inc. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include time deposits and commercial paper with an original maturity of three months or less.

     INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to ten years, using principally the double declining balance and straight-line methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

     ENGINEERING - Engineering costs include sustaining product engineering, custom product development and research and development costs which are expensed in the period incurred.

     INTANGIBLE ASSETS - Intangible assets includes cost in excess of net assets acquired in connection with the acquisition of the Company (see
     Note 1) which have been allocated among certain intangible items determined by management to have value such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from 5 to 25 years, using the straight-line method. At December 31, 1996 and 1997, accumulated amortization related to these intangible assets totaled $2,370,000 and $4,259,000, respectively.

     Intangible assets include purchased technology related to a technology and license agreement (the "Agreement") with a company entered into on April 2, 1996. The Agreement calls for total cash payments of $1,500,000 over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset is being amortized over the term of the licensing agreement, ten years, using the straight-line method. Accumulated amortization was $105,000 and $244,000 at December 31, 1996 and 1997, respectively.

     The Company periodically reviews the carrying value of intangible assets, and if future cash flows are believed insufficient to recover the remaining carrying value of an intangible asset, the carrying value is written down in the period the impairment is identified to its future recoverable value.

     MEMBERS' CAPITAL - At December 31, 1995, no class of stock had been issued, and members' capital was composed of percentage ownership interests as agreed upon at the time of the Company's formation (see
     Note 1).

     INCOME TAXES - Until January 29, 1996, Power-One, LLC was a limited liability company, and accordingly, the taxable income or loss until that date was allocated to members in accordance with their respective percentage ownership. Additionally, the Predecessor Company had elected to be taxed as an S corporation, for which the taxable income of the entity was allocated to the stockholders and reflected on their respective tax returns.

     Upon conversion to a C corporation on January 29, 1996, the Company recorded a net deferred tax asset of $456,000, computed based on the difference between the book and tax bases of its assets and liabilities as of that date.

     Income taxes for Power-One, Inc. are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates.

     Under the provisions of the Puerto Rico Industrial Incentives Act of 1987, the Company has been granted a 90% partial tax exemption from the payment of Puerto Rico taxes on income derived from marketing the products manufactured by the Company in Puerto Rico. In addition, the grant also provides for a 90% exemption on property taxes and a 60% exemption on municipal license taxes. The Company has received similar tax exemptions in Puerto Rico in connection with the distribution of its products, all of these exemptions are valid thorugh 2010. Additionally, P-E operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings of approximately $6,310,000 at December 31, 1997 from P-E, as there is no intention to remit the earnings.

     The Company's operations in Mexico are subject to various income and corporate taxes on earnings generated in Mexico under the MAQUILADORA program. These taxes have not been material to date.

     EARNINGS PER SHARE - As required by Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share" the Company adopted the new standard effective in its fourth quarter of 1997, early adoption of this standard was not permitted. Additionally, effective in February 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin 98 which revised previously promulgated regulations regarding presentation of earnings per share data. As a result, the Company's previous method of reporting pro forma earnings per share data is no longer applicable and all prior periods have been restated to conform with the new guidelines.

     The following is a reconciliation of the earnings per share data (in thousands, except per share data):

                                  December 31, 1995               December 31, 1996                 December 31, 1997
                                -------------------               -------------------                -----------------
                                            Average     Per                   Average      Per                 Average        Per
                                (Loss)      Shares     Share       Income      Shares     Share      Income     Shares       Share
                                ------      ------    ------       -------    -------     ------     -------   -------       ------
Income attributable to
  common stockholders          $  (171)                            $ 1,981                          $ 6,720

Basic EPS:
  Shares outstanding
    beginning of period                     10,000                             10,000                           10,000
  Shares issuances                                                                                               1,659
                                ------      ------                 -------                           ------     ------

  Basic EPS                       (171)     10,000    $ (.02)        1,981     10,000     $  .20      6,720     11,659       $  .58
                                                      ------                              ------                             ------
                                                      ------                              ------                             ------
Dilutive securities -
  Stock options                                                                   153                              275
                                ------      ------                 -------     ------                ------     ------

Diluted EPS                     $ (171)     10,000    $ (.02)      $ 1,981     10,153     $  .20      6,720     11,934       $  .56
                                ------      ------    ------       -------     ------     ------                             ------
                                ------      ------    ------       -------     ------     ------                             ------

Pro Forma -
  Assumed conversion:
    Preferred stock                                                                                   1,494        968
    Obligation to officers                                                                               30         43
                                                                                                     ------     ------

Pro forma diluted EPS                                                                                 8,244     12,945       $  .64
                                                                                                                             ------
                                                                                                                             ------
Dilutive securities -
  Stock options                                                                                                   (275)
                                                                                                     ------     ------

  Pro forma basic EPS                                                                               $ 8,244     12,670       $  .65
                                                                                                     ------     ------       ------
                                                                                                     ------     ------       ------

     For earnings per share presentation purposes Power One, Inc.'s reorganization from a limited liability company, with no outstanding stock, into a C corporation effective January 29, 1996 has been adjusted retroactively and, accordingly, is reflected as if the common stock was outstanding from the acquisition date, October 1, 1995. Earnings per share for periods prior to October 1, 1995 have not been presented as such periods relate to a predecessor entity and is not indicative of the Company as an on-going entity.

     Pro forma earnings per share have been determined based on assuming the redeemable preferred stock and other liabilities owed to certain officers was converted into common stock as of the beginning of the period. Accordingly, the applicable portions of the accrued preferred stock dividends and net interest costs have been added back to income attributable to common stockholders in the computation.

     UNAUDITED PRO FORMA INFORMATION - Prior to January 29, 1996, net income of the Company and Predecessor Company flowed through to their stockholders/members. Consequently, income taxes were the responsibility of the stockholders/members. The unaudited pro forma income tax provisions included in the statements of operations are determined as if the Company and Predecessor Company were taxable entities for all periods presented. For pro forma presentation purposes federal income taxes have not been provided on earnings of P-E as there is no intention to remit these earnings.

     REVENUE RECOGNITION - Revenue is recognized upon shipment of product.

     USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

     DERIVATIVE INSTRUMENTS - The Company enters into derivative instruments to manage exposure to fluctuations in interest rates. The interest rate differential and any gains and losses resulting from interest rate swap or swaption contracts all of which are used to hedge underlying debt obligations are reflected as an adjustment to interest expense over the life of the swaps. At December 31, 1997, no derivative instruments were held by the Company.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The recorded values of notes payable to bank, long-term debt and other liabilities approximate fair value, as interest is tied to or approximates market rates. The fair value of the Company's previous interest rate swap and interest swaption agreements were based on a termination value and approximated $107,000 in favor of the Company at December 31, 1996.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, placed with high credit quality institutions, and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses.

3.   INVENTORIES

     Inventories consist of the following (in thousands):

                                        December 31,
                                --------------------------
                                    1996            1997
      Raw materials             $  11,885       $  11,809
      Subassemblies-in-process      4,257           3,343
      Finished goods                2,698           7,217
                                ---------       ---------
                                $  18,840       $  22,369
                                ---------       ---------
                                ---------       ---------

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                    DECEMBER 31,
                                            --------------------------
                                              1996              1997
Land                                        $   583          $   583
Factory and office equipment                  7,911           12,336
Autos                                           508              631
Leasehold improvements                        1,468            1,857
Construction in progress                        920            1,111
                                            -------          -------
                                             11,390           16,518
Less accumulated depreciation
  and amortization                            2,506            4,620
                                            -------          -------
                                            $ 8,884          $11,898
                                            -------          -------
                                            -------          -------

5.   NOTES RECEIVABLE FROM STOCKHOLDERS

     The Company advanced cash of $200,000 to two of its stockholders in exchange for notes receivable, which accrued interest at 10% per annum with all principal and interest due on September 27, 2005. The notes and related accrued interest are shown as a reduction of stockholders' equity as of December 31, 1996. The notes and related accrued interest were paid on October 6, 1997.

6.  NOTE PAYABLE TO BANK

     At December 31, 1996, Power-One had a credit agreement with a bank that provided the Company with a revolving line of credit of up to $17,500,000 with interest on amounts outstanding payable monthly based on one of the following rates, as selected by the Company: LIBOR plus 2.00% or the bank's base rate plus 1.00%. The interest rate was 7.875% at December 31, 1996. Borrowings were collateralized by substantially all of the Company's assets.

     On December 10, 1997, the Company amended its credit agreement with the bank which previously provided the Company with a revolving line of credit and a term loan aggregating approximately $47,000,000 in available credit into a revolving line of credit of up to $50,000,000 with interest on amounts outstanding payable quarterly based on one of the following rates, as selected by the Company: LIBOR plus 1.00% to 2.25% or the bank's base rate plus 0% to 1.25%. At December 31, 1997, no amounts were outstanding under the credit agreement. Borrowings are collateralized by substantially all of the Company's assets.

     The amended credit agreement (a) provides for restrictions on additional borrowings, dividends, leases and capital expenditures; (b) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (c) requires the Company to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At December 31, 1997 the Company was in compliance with all debt covenants.

     In connection with the credit agreement the Company entered into an interest rate swap and swaption agreement. These agreements were terminated concurrently with the repayment of the outstanding borrowings under the credit facilities at a nominal value to the Company.

7.  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                                                     DECEMBER 31,
                                                                               ----------------------
                                                                                  1996         1997
Term loan due September 30, 2002, payable to a bank requiring quarterly principal payments starting at $625,000 on January 1,
  1996, increasing to $1,750,000.  Interest on amounts outstanding is payable monthly based on one of the following rates as selected by the Company, LIBOR plus 2.50% or the bank's base rate plus
  1.50%.  The interest rate was 7.875% at December 31, 1996.  The loan is collateralized by substantially all of the Company's assets and is subject to the restrictive covenants described in Note 6.
  The term loan was repaid on October 6, 1997                                   $29,250

Present value of technology and license agreement obligation at 8.5%
  (Note 2)                                                                        1,005      $  326
                                                                                -------      ------
                                                                                 30,255         326
Less current portion                                                              3,929         326
                                                                                -------      ------
Long-term debt, less current portion                                            $26,326      $    -
                                                                                -------      ------
                                                                                -------      ------


     Principal repayment requirements for long-term debt at December 31, 1997 are all due in 1998.

8.   OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following (in thousands):

                                                   DECEMBER 31,
                                            -------------------------
                                              1996             1997
Accrued bonuses                             $   317          $ 1,463
Accrued sales commissions                     1,307            1,100
Accrued sales discounts                         585              535
Income taxes payable                            809                -
Other accrued expenses                        1,613            1,933
                                            -------          -------
                                            $ 4,631          $ 5,031
                                            -------          -------
                                            -------          -------

9.   OTHER LIABILITIES

     Under the terms of employment and compensation agreements with key members of management entered into at the time of the Company's acquisition in 1995, the Company was obligated to pay in aggregate $5,264,000 plus accrued interest at 10% per annum on the balance. The agreements specified that the Company would pay the balance due in 20 quarterly installments beginning on the first of the month following (i) retirement or termination (other than by voluntary action or discharge for cause during a specified period) or, in the event of death, to the designated beneficiary; or (ii) upon completion of an initial public offering. In addition, if employment continued through December 31, 1997, under certain provisions as specified in the agreements, payments under similar terms may have begun on September 30, 1998. A lump-sum payment would be paid to each employee in the event of a greater than 50% change in ownership of the Company. In connection with the Company's completion of its initial public offering on October 6, 1997, the total obligation of $6,382,360 was settled with a lump sum cash payment of $5,606,648 and the issuance of 55,408 shares of common stock valued at the initial public offering price of $14 per share.

10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - Power-One, Inc. leases its production and office facilities under a lease agreement expiring on September 1, 2004. The lease provides for increases each five years under a formula based upon changes in the consumer price index.

     The Company also leases manufacturing facilities in Puerto Rico, the Dominican Republic and Mexico. The leases expire at various dates through 2001 and provide for renewal options of five years in Puerto Rico, six years in the Dominican Republic and one year for certain of its facilities in Mexico.

     Future minimum lease payments for operating leases as of December 31, 1997 are as follows (in thousands):

                   1998                          $  1,485
                   1999                             1,281
                   2000                               924
                   2001                               828
                   2002                               803
                   Thereafter                       1,338
                                                 --------
                                                 $  6,659
                                                 --------
                                                 --------

     Total rent expense was $907,000, $342,000, $1,352,000 and $1,407,000 for
     the nine-months ended September 30, 1995, the period October 1, 1995 through December 31, 1995, the years ended December 31, 1996 and 1997, respectively.

     PURCHASE AND SALES COMMITMENT - On April 2, 1996, the Company entered into an agreement to purchase and sell certain products from and to a company for a period extending for ten years. The value of these commitments is based on approved transactions according to the terms of the agreements at prices based on existing company pricing policies on the date of the related purchase or sale.

     LEGAL PROCEEDINGS - The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

11.  REDEEMABLE PREFERRED STOCK

     Upon conversion from a limited liability company to a C corporation on January 29, 1996, the Company issued 10,000,000 shares of common stock with a par value of $0.001 and 15,153,698 shares of Series A redeemable preferred stock with a stated value of $1.00 in a proportionate exchange for each member's interest in Power One, LLC, with an aggregate historical value of $14,972,000. The historical book value of equity has been allocated $100,000 to common stock with the remaining $14,872,000 allocated to preferred stock. The difference between the stated par value and the assigned historical value of the preferred stock was being accreted into the preferred stock value over ten years. In 1997, the remaining unamortized balance was accreted into the preferred stock in conjunction with the conversion and repayment of the preferred stock on October 6, 1997 as discussed below. For financial presentation purposes the accretion has been included with preferred stock dividends in the statement of operations.

     Preferred stockholders were entitled to 10% cumulative dividends, if declared. At December 31, 1996, undeclared dividends totaled $1,389,000, which had been recorded to redeemable preferred stock.

     Preferred shares were redeemable on February 1, 2006, or such earlier date as determined by the Company's board of directors, with the redemption price being computed at the original issuance price of $1.00 per share plus any unpaid dividends, declared or undeclared. On October 6, 1997 in conjunction with the Company's initial public offering, 14,950,848 shares of preferred stock were converted into 1,254,177 shares of common stock at the initial public offering price of $14 per share.

     The remaining 202,850 shares of preferred stock were repurchased from a stockholder for a lump sum payment of $242,000. The conversion and repurchase was based on the liquidation value of the preferred stock on October 6, 1997 of approximately $17,800,000, which included accrued undeclared dividends of $2,648,000.

12.  COMMON STOCK

     Effective in September 1997, the Company increased its authorized capital stock to 60,000,000 shares of Common Stock with a par value of $.001, and 30,000,000 shares of Preferred Stock.

     On October 6, 1997, the Company completed its initial public offering of 5,000,000 shares of the Company's Common Stock. In conjunction with the Offering the Company granted the underwriters an overallotment option to purchase up to 750,000 additional shares of the Common Stock at the public offering price of $14.00 per share. On October 20, 1997, the underwriters exercised their overallotment option. All of these shares were newly issued and sold on behalf of the Company. The gross proceeds of the 5,750,000 shares sold by the Company were $80,500,000. The Company incurred $6,707,000 in costs in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs the Company's net proceeds totaled $73,793,000.

     The Company used the net proceeds from the offering to repay bank borrowings totaling $36,600,000 and approximately $5,600,000 in obligations owed to certain executive officers. The remaining net proceeds of approximately $31,600,000 has been added to the Company's working capital.

     STOCK OPTIONS - In February 1996, the Board of Directors approved a stock option plan for the issuance of 1,000,000 shares of common stock. In September 1997, the Plan was amended to increase the shares issuable under the plan from 1,000,000 shares to 1,000,000 shares plus 10% of any increase in outstanding shares that occur after August 31, 1997 and provided that Non-Employee Directors are eligible for certain stock options. The Company can issue either qualified or non-qualified stock options under the Plan. At December 31, 1997, 1,705,958 shares of common stock are issuable under the Plan. The option price is determined by the Board of Directors based on the estimated fair market value of the Company's common stock on the date of grant. The options vest over seven years and include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. No options were exercisable as of December 31, 1997. In connection with the issuance of stock options in March and June of 1997, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $190,000, which is being amortized over the seven year vesting period of the options. For the year ended December 31, 1997, $16,000 in compensation expense was recognized.

     Stock option activity of the Company is as follows:

                                                                                   Weighted
                                             Number         Exercise Price         Average
                                           of Options         per Option        Exercise Price
Options granted - February, 1996            483,000              $1.00              $ 1.00
Options canceled                            (15,500)             $1.00              $ 1.00
                                            -------
Options outstanding - December 31, 1996     467,500                   $1.00         $ 1.00
Options granted                             317,150          $1.50 - $19.00         $12.80
Options canceled                             (7,750)         $1.50 - $14.00         $ 1.98
                                            -------          --------------
Options outstanding - December 31, 1997     776,900          $1.00 - $19.00         $ 5.81
                                            -------          --------------         ------
                                            -------          --------------         ------

     The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-

     Based Compensation," net income would have been $3,380,000 in 1996 and $8,141,000 in 1997. The change in net income would not have an effect on earnings per share in 1996, but would reduce basic earnings per share to $0.57 in 1997, a reduction of $0.01. For 1997, the change in net income would not have an effect on diluted earnings per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in 1996 and 1997: risk-free interest rate range of 5.84% to 6.9%, expected volatility of 40.8% and 44.6%, an expected option life ranging from 7 to
     8.5 years, and no expected dividends. The fair value of stock options granted were $217,000 in 1996 and $2,599,000 in 1997.

     The following table summarizes information regarding options outstanding at December 31, 1997:

    RANGE OF                          OUTSTANDING AT            REMAINING       WEIGHTED
    EXERCISES                          DECEMBER 31,            CONTRACTUAL      AVERAGE
     PRICES                                1997                   LIFE       EXERCISE PRICE
  $1.00 - $2.00                          494,750                8.32 yrs        $  1.05
     $14.00                              270,150                9.75 yrs          14.00
 $17.50 - $19.00                          12,000                9.90 yrs          17.63
                                         -------                --------        -------
  $1.00 - $19.00                         776,900                8.84 yrs        $  5.81
                                         -------                --------        -------
                                         -------                --------        -------

     There are no options which are exercisable as of December 31, 1997.

     EMPLOYEE STOCK PURCHASE PLAN - The Company has adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 3,000,000 shares are reserved for purchase by employees. Substantially all of the Company's employees may contribute from two to eight percent of their qualified earnings toward the purchase of Company common stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the grant date or the closing price at the end of each six month offering period, which generally runs from January 1 through June 30, whichever is lower. No shares have been issued under this plan at December 31, 1997.

13. PROFIT SHARING PLAN

     Power-One, Inc. has a 401(k) profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that Power-One, Inc. will partially match employee contributions up to specified percentages. Total contributions were $110,000, $33,000, $143,000 and $79,000 for the nine-months ended
     September 30, 1995, the period October 1, 1995 through December 31, 1995, the years ended December 31, 1996 and 1997, respectively.

14. BUSINESS GEOGRAPHICAL LOCATIONS

     The Company has manufacturing and distribution facilities in the United States, Puerto Rico, Dominican Republic, and Mexico. The Company's operations in Puerto Rico are considered part of the United States and are included as North America. The following table summarizes the Company's operations in different geographic locations (in thousands):

                                     F-19

                                          PREDECESSOR
                                            COMPANY
                                          NINE MONTHS        OCTOBER 2,          YEAR ENDED
                                             ENDED          1995 THROUGH         DECEMBER 31,
                                          SEPTEMBER 30,     DECEMBER 31,   -----------------------
                                             1995              1995           1996         1997
North America:
  Sales to unaffiliated customers         $  52,732          $  20,670      $  74,210    $  91,553
  Intercompany sales and transfers           28,392             10,756         42,748       56,814
                                          ---------          ---------      ---------    ---------

                                             81,124             31,426        116,958      148,367
                                          ---------          ---------      ---------    ---------

Mexico and Dominican Republic:
  Sales to unaffiliated customers                                                               30
  Intercompany sales and transfers            6,639              3,254         19,865       26,155
                                          ---------          ---------      ---------    ---------

                                              6,639              3,254         19,865       26,185
                                          ---------          ---------      ---------    ---------

Total sales and transfers                    87,763             34,680        136,823      174,552

Eliminations                                (35,031)           (14,010)       (62,613)     (82,969)
                                          ---------          ---------      ---------    ---------

Net sales                                 $  52,732          $  20,670      $  74,210    $  91,583
                                          ---------          ---------      ---------    ---------
                                          ---------          ---------      ---------    ---------

North American operating income           $   7,770          $   1,874      $   9,857    $  18,917
Mexico and Dominican Republic
  operating income                              908                 97          4,583        1,926
Eliminations                                   (815)            (1,068)        (6,438)      (6,226)
                                          ---------          ---------      ---------    ---------

Operating income                          $   7,863          $     903      $   8,002    $  14,617
                                          ---------          ---------      ---------    ---------
                                          ---------          ---------      ---------    ---------
North American identified assets                                            $  62,310    $  95,129

Mexico and Dominican Republic
  identified assets                                                            10,395       17,508
                                                                            ---------    ---------

Total assets                                                                $  72,705    $ 112,637
                                                                            ---------    ---------
                                                                            ---------    ---------

     Intercompany transfers between geographic locations are accounted for at cost. Intercompany sales between geographic locations are accounted for at prices which, in general, provide a profit after coverage of all manufacturing costs. Operating income is total sales less operating expenses.

     The identifiable assets by geographic location are those assets used in the Company's operations in each area.

15.  INCOME TAXES

     The components of income tax expense for the period from January 29, 1996, the date on which the Company converted to a tax paying entity (see Notes 1 and 2), to December 31, 1996 and for the year ended December 31, 1997 are as follows (in thousands):

                                      F-20

                                             1996                   1997
Current:
  Federal                                  $  1,221               $   758
  State                                         334                   117
  Foreign                                       157                   378
                                           --------               -------

Total current                                 1,712                 1,253
                                           --------               -------

Deferred:
  Federal                                      (675)                1,779
  State                                        (185)                  510
                                           --------               -------

Total deferred                                 (860)                2,289
                                           --------               -------

Provision for income taxes                      852                 3,542
Recordation of deferred income tax benefits
  upon conversion from limited liability
  company to C corporation                     (456)
                                           --------               -------

Income taxes                               $    396               $ 3,542
                                           --------               -------
                                           --------               -------

     The components of deferred tax assets (liabilities) at December 31, 1996 and 1997 are as follows (in thousands):

                                                      1996                         1997
                                           -------------------------      ----------------------
                                             FEDERAL         STATE        FEDERAL         STATE
Current:
  Uniform capitalization                   $    250         $   69        $    61        $   16
  Sales discount reserve                        157             43            140            36
  Bad debt reserve                              144             40            208            54
  Inventory reserve                             103             28            206            54
  Other                                                                       171            30
Noncurrent:
  Deferred compensation                       1,790            490
  Intangible assets                          (1,693)          (463)        (1,609)         (418)
  Accrued interest                              224             61
  Other                                          58             15             78
                                           --------         ------        -------        ------

Net deferred tax assets (liabilities)      $  1,033         $  283        $  (745)       $ (228)
                                           --------         ------        -------        ------
                                           --------         ------        -------        ------

     A reconciliation of the Company's provision for income taxes for the year ended December 31, 1996 (the initial year the Company became a tax paying entity) and December 31, 1997 to the U.S. federal statutory rate is as follows:

                                                          1996                             1997
                                                --------------------------    ---------------------------
                                                 AMOUNT       PERCENTAGE        AMOUNT       PERCENTAGE
Provision for income taxes at statutory rate    $ 1,289            34 %       $  4,004        $  34 %
Foreign income taxed at lower rates                (521)          (14)          (1,137)         (10)
State taxes net of federal benefit                  116             3              414            4
Tax benefit of limited liability company from
  January 1 to January 29, 1996                     (97)           (3)
Other                                                65             2               261           2
                                                --------         ------        --------        ------

                                                    852            22             3,542          30
Recordation of net deferred tax assets upon
  conversion to C corporation                      (456)          (12)
                                                --------         ------        --------        ------

                                                $   396            10 %        $  3,542          30 %
                                                --------         ------        --------        ------
                                                --------         ------        --------        ------

                                    ******

                                Power-One, Inc.
              Schedule II:  Valuation and Qualifying Accounts
  For Each of the Periods in the Years Ended December 31, 1995, 1996 and 1997

                                                    Balance at     Charged to     Charged to                      Balance
                                                    beginning      Costs and        Other                        at End of
Description                                         of Period      Expenses (1)    Accounts    Deductions (2)     Period
Allowance for doubtful accounts:
Nine Months Ended September 30, 1995 (3)              208,000       100,000                                        308,000
Three Months Ended December 31, 1995                  308,000                                    (105,000)         203,000
Year Ended December 31, 1996                          203,000       435,000                                        638,000
Year Ended December 31, 1997                          638,000       296,000                      (109,000)         825,000

Accrued sales discounts and returns:
Nine Months Ended September 30, 1995 (3)              365,000                                                      365,000
Three Months Ended December 31, 1995                  365,000        73,000                                        438,000
Year Ended December 31, 1996                          438,000       147,000                                        585,000
Year Ended December 31, 1997                          585,000                                     (50,000)         535,000

Accrued Warranties:
Nine Months Ended September 30, 1995 (3)              400,000       239,000                      (239,000)         400,000
Three Months Ended December 31, 1995                  400,000        98,000                       (98,000)         400,000
Year Ended December 31, 1996                          400,000       300,000                      (300,000)         400,000
Year Ended December 31, 1997                          400,000       141,000                      (141,000)         400,000

(1) For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provision for estimated discounts and returns.

(2)  For the allowance for doubtful accounts, represents bad debt charge offs.

(3)  Data of the Predecessor Company.

INDEX TO EXHIBITS


           DESCRIPTION
           -----------
     1.1*  Form of Underwriting Agreement
     3.1*  Form of Restated Certificate of Incorporation of the Company
     3.2*  Form of Amended and Restated Bylaws of the Company
     4.1*  Specimen of Common Stock Certificate
    10.1*  Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
    10.2*  Form of Employment and Compensation Agreements between the Company and Mr. Goldman, Mr. Schnopp, Mr. Roark, Mr. Hage,
           and Mr. Godfrey
    10.3*  Form of Amendment to Employment and Compensation Agreements
    10.5*  1996 Stock Incentive Plan
    10.6*  Amended and Restated 1996 Stock Incentive Plan
    10.7*  Form of Management Bonus Plan
    10.11* Security Agreement between the Company and NationsBank of Texas,
           N.A., dated February 1, 1996
    10.12* Form of Pledge Agreement
    10.13* Product and Component Agreement, including the related License
           Agreement, between the Company and Calex Manufacturing
           Company
           dated April 2, 1996
    10.14* P-E Tax Exemption Grant dated January 4, 1995
    10.16* Form of Employee Stock Purchase Plan
    10.17* Form of Selection Letter between Company and each executive officer
    10.18* Amendment to Employment and Compensation Agreement dated September
           11, 1997
    10.19* Letter Explaining Selection Letter between Company and each executive officer
    10.20  Amended and Restated Credit Agreement among the Company, NationsBank of Texas, N.A. and certain lenders, dated December
           10, 1997
    21*    List of Subsidiaries
    23     Independent Auditors' Consent
    24     Power of Attorney (contained on Signature Page)
    27.1   Financial Data Schedule
    27.2   Financial Data Schedule
    27.3   Financial Data Schedule

___________
  * Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889).