Form 10-Q
period 1998-03-29
POWER ONE INC
filed 1998-05-12
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                ---------------

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998
                                       OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                          COMMISSION FILE NO. O-29454

                            ------------------------

                                POWER-ONE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0420182
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

       740 CALLE PLANO, CAMARILLO, CA                     93012
  (Address of principle executive offices)             (Zip code)

                                 (805) 987-8741
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    As of May 11th there were outstanding 17,059,585 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.

                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
PART I--FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements:

                   Consolidated Balance Sheets--
                     March 31, 1998 and December 31, 1997..................................................      3

                   Consolidated Statements of Operations--
                     for the Three Months ended March 31, 1998 and 1997....................................      4

                   Consolidated Statements of Cash Flows--
                     for the Three Months Ended March 31, 1998 and 1997....................................      5

                   Notes to Consolidated Financial Statements..............................................      6

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations...      8

PART II--OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K........................................................     11

SIGNATURES         ........................................................................................     12

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                             MAR. 31,    DEC. 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents...............................................................  $   35,196  $   32,018
  Accounts Receivable:
    Trade (net of allowance)..............................................................      12,874      13,268
    Other.................................................................................         165         328
  Inventories.............................................................................      21,369      22,369
  Refundable Income Taxes.................................................................       1,234       2,411
  Deferred Taxes--Current.................................................................         975         976
  Prepaid Expenses and Other Current Assets...............................................         514         467
                                                                                            ----------  ----------
      Total Current Assets................................................................      72,327      71,837

PROPERTY & EQUIPMENT......................................................................      13,972      11,898
INTANGIBLE ASSETS, NET....................................................................      26,674      27,181
OTHER ASSETS..............................................................................       1,664       1,721
                                                                                            ----------  ----------
TOTAL ASSETS..............................................................................  $  114,637  $  112,637
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                        LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion License Obligation......................................................  $      326  $      326
  Accounts Payable........................................................................       3,147       4,465
  Accrued Payroll and Related Expenses....................................................       1,044         652
  Other Accrued Expenses..................................................................       4,877       5,031
                                                                                            ----------  ----------
      Total Current Liabilities...........................................................       9,394      10,474
                                                                                            ----------  ----------
LONG TERM DEBT............................................................................      --          --
                                                                                            ----------  ----------
OTHER LIABILITIES.........................................................................       1,949       1,949
                                                                                            ----------  ----------
STOCKHOLDERS' EQUITY
  Common Stock............................................................................          17          17
  Additional Capital......................................................................      92,234      92,227
  Retained Earnings.......................................................................      11,043       7,970
                                                                                            ----------  ----------
      Total Stockholders' Equity..........................................................     103,294     100,214
                                                                                            ----------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY..................................................  $  114,637  $  112,637
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                             ------------------------
                                                                                              MARCH 31,    MARCH 31,
                                                                                                1998         1997
                                                                                             -----------  -----------
NET SALES..................................................................................   $  26,380    $  17,617
COST OF GOODS SOLD.........................................................................      15,570       10,602
                                                                                             -----------  -----------
    GROSS PROFIT...........................................................................      10,810        7,015

GENERAL AND ADMINISTRATIVE
  Selling..................................................................................       2,390        1,690
  Administrative...........................................................................       2,157        1,325
  Engineering..............................................................................       1,153          761
  Quality Assurance........................................................................         515          437
  Amortization of Intangibles..............................................................         507          507
                                                                                             -----------  -----------
    Total Expenses.........................................................................       6,722        4,720

INCOME FROM OPERATIONS.....................................................................       4,088        2,295

OTHER INCOME (EXPENSE)
  Interest Expense.........................................................................         (92)        (987)
  Interest Income..........................................................................         406            5
  Other Expense, Net.......................................................................          21           20
                                                                                             -----------  -----------
    Total Other Income (Expense)...........................................................         335         (962)

INCOME BEFORE TAXES........................................................................       4,423        1,333

INCOME TAXES...............................................................................       1,350          336
                                                                                             -----------  -----------
NET INCOME.................................................................................       3,073          997
                                                                                             -----------  -----------
PREFERRED STOCK DIVIDENDS AND ACCRETION....................................................      --              411
                                                                                             -----------  -----------
NET INCOME ATTRIBUTABLE TO COMMON SHARES...................................................   $   3,073    $     586
                                                                                             -----------  -----------
                                                                                             -----------  -----------
BASIC EARNINGS PER COMMON SHARE............................................................   $    0.18    $    0.06
                                                                                             -----------  -----------
                                                                                             -----------  -----------
DILUTED EARNINGS PER COMMON SHARE..........................................................   $    0.18    $    0.06
                                                                                             -----------  -----------
                                                                                             -----------  -----------
BASIC SHARES OUTSTANDING...................................................................      17,060       10,000
                                                                                             -----------  -----------
                                                                                             -----------  -----------
DILUTED SHARES OUTSTANDING.................................................................      17,345       10,261
                                                                                             -----------  -----------
                                                                                             -----------  -----------
PRO FORMA EARNINGS PER SHARE DATA (Note 3):
  Basic and Diluted Earnings per Common Share..............................................                $    0.09
                                                                                                          -----------
                                                                                                          -----------

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                             ------------------------
                                                                                              MARCH 31,    MARCH 31,
                                                                                                1998         1997
                                                                                             -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...............................................................................   $   3,073    $     997
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization............................................................       1,113        1,030
  Deferred income taxes....................................................................           1          (77)
  Changes in operating assets and liabilities:
    Accounts receivable, net...............................................................         557       (1,609)
    Inventories............................................................................       1,000         (499)
    Refundable income taxes................................................................       1,177            2
    Prepaid expenses and other current assets..............................................         (47)          61
    Accounts payable.......................................................................      (1,318)         603
    Accrued expenses.......................................................................         238        1,538
    Other liabilities......................................................................      --              109
                                                                                             -----------  -----------
    Net cash provided by operating activities..............................................       5,794        2,155
                                                                                             -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment....................................................      (2,673)        (245)
  Other assets.............................................................................          57           40
                                                                                             -----------  -----------
  Net cash used in investing activities....................................................      (2,616)        (205)
                                                                                             -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of note payable to bank.......................................................      --           (1,893)
  Bank overdraft...........................................................................      --             (134)
                                                                                             -----------  -----------
  Net cash used in financing activities....................................................      --           (2,027)
                                                                                             -----------  -----------
INCREASE (DECREASE) IN CASH................................................................       3,178          (77)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................      32,018        1,684
                                                                                             -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................   $  35,196    $   1,607
                                                                                             -----------  -----------
                                                                                             -----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest...............................................................................   $      23    $     987
    Income taxes...........................................................................   $  --        $     175

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended December 28, 1997 as December 31 and the three-month periods ended March 29, 1998 and March 30, 1997 as March 31.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  ------------
Raw materials.......................................................   $  10,144    $   11,809
Subassemblies-in-process............................................       3,588         3,343
Finished goods......................................................       7,637         7,217
                                                                      -----------  ------------
                                                                       $  21,369    $   22,369
                                                                      -----------  ------------
                                                                      -----------  ------------

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE

    The following is a reconciliation of the earnings per share data (in thousands, except per share data):

                                                                    MARCH 31, 1998                   MARCH 31, 1997
                                                            -------------------------------  -------------------------------
                                                                        AVERAGE      PER                 AVERAGE      PER
                                                             INCOME     SHARES      SHARE     INCOME     SHARES      SHARE
                                                            ---------  ---------  ---------  ---------  ---------  ---------
Income attributable to common stockholders................  $   3,073                        $     586
Basic EPS:
  Shares outstanding beginning of period..................                17,060                           10,000
                                                            ---------  ---------             ---------  ---------
  Basic EPS...............................................      3,073     17,060  $    0.18        586     10,000  $    0.06
                                                                                  ---------                        ---------
                                                                                  ---------                        ---------
Dilutive securities--Stock options........................                   285                              261
                                                            ---------  ---------             ---------  ---------
Diluted EPS...............................................  $   3,073     17,345  $    0.18        586     10,261  $    0.06
                                                            ---------  ---------  ---------                        ---------
                                                            ---------  ---------  ---------                        ---------
Pro Forma--Assumed conversion:
  Preferred stock.........................................                                         405      1,254
  Obligation to officers..................................                                          10         56
                                                                                             ---------  ---------
Pro forma diluted EPS.....................................                                       1,001     11,571  $    0.09
                                                                                                                   ---------
                                                                                                                   ---------
Dilutive securities--Stock options........................                                                   (261)
                                                                                             ---------  ---------
Pro forma basic EPS.......................................                                   $   1,001     11,310  $    0.09
                                                                                             ---------  ---------  ---------
                                                                                             ---------  ---------  ---------

    Pro forma earnings per share for 1997 have been determined based on assuming the redeemable preferred stock and other liabilities owed to certain officers was converted into common stock as of January 1, 1997. Accordingly, the applicable portions of the accrued preferred stock dividends and net interest costs have been added back to income attributable to common stockholders in the computation.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NET SALES. Net sales increased $8.8 million, or 49.7% to $26.4 million for the three months ended March 31, 1998 from $17.6 million for the three months ended March 31, 1997. The increase in net sales resulted primarily from strong growth in unit shipments of standard and modified standard power supplies, particularly in high-range power configurations. Sales of high power conversion products increased primarily as a result of the expanded focus by the Company's strategic national accounts program ("SNAP") on key OEM customers. For the three months ended March 31, 1998, the top ten OEM customers contributed $6.0 million, or 68%, to the $8.8 million total sales growth attained. The balance of the sales increase was attributable to continued growth in existing OEM customer accounts and distributor sales.

    First quarter 1997 sales were adversely affected by the downturn in certain electronic equipment markets, especially in the semiconductor industry, which began in the second half of 1996. In 1998, certain economic indicators for the electronics industry show a recent softening trend in the demand for products within the electronics sector. Mirroring this trend, the Company's backlog on March 31, 1998, was $27.9 million compared to $32.2 million on December 31, 1997. The Company's order backlog has historically been a reliable indicator of future financial results, although backlog may be less reliable an indicator as customers switch more orders to just-in-time deliveries.

    GROSS PROFIT. Gross profit increased $3.8 million, or 54.1%, to $10.8 million for the three months ended March 31, 1998 from $7.0 million for the three months ended March 31, 1997. As a percent of net sales, gross margin increased to 41.0% for the first quarter of 1998 from 39.8% for the same period in 1997. The improvement in gross profit margin primarily resulted from higher sales and a shift in sales mix toward sales of high power conversion products, which typically have higher gross margins than custom and low-power configurations.

    SELLING EXPENSE. Selling expense increased $700,000, or 41.4%, to $2.4 million for the three months ended March 31, 1998 from $1.7 million for the comparable period in 1997. As a percent of net sales, selling expense decreased to 9.1% for the first quarter of 1998 from 9.6% for the comparable period in 1997. The increase of $700,000 was primarily due to higher employee costs of $428,000, and increased advertising, outside sales commissions and other variable selling costs aggregating $272,000, to support the increase in sales volume.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $832,000, or 62.8%, to $2.2 million for the three months ended March 31, 1998 from $1.3 million for the comparable period in 1997. As a percent of net sales, administrative expense increased to 8.2% for the first quarter of 1998 from 7.5% for the first quarter of 1997. The increase of $832,000 was primarily attributable to a $430,000 increase in employee performance bonuses related to the strong first quarter 1998 operating performance, higher employee costs of $232,000, as well as other operating costs aggregating $170,000, to support the growth in business volume.

    ENGINEERING EXPENSE. Engineering expense increased $392,000, or 51.5%, to $1.2 million for the three months ended March 31, 1998 from $0.8 million for the three months ended March 31, 1997. As a percent of net sales, engineering expense increased to 4.4% for the first quarter of 1998 from 4.3% for the comparable period in 1997. Certain engineering expenses, primarily those related to personnel and consultants, were lower in the first quarter of 1997 due to expense reduction measures taken in the last half of 1996 as sales declined. The Company began to refill many of these positions during the second half of 1997 which caused the engineering expense increase of $392,000 in the first quarter of 1998. Furthermore, management continues to expect its investment in research and development efforts to continue to increase in order to support business growth and be approximately 4.0% to 5.0% of sales.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    QUALITY ASSURANCE EXPENSE. Quality Assurance expense increased $78,000, or 17.8%, to $515,000 for the three months ended March 31, 1998 from $437,000 for the three months ended March 31, 1997. As a percent of net sales, quality assurance expense decreased to 2.0% for the three months ended March 31, 1998 from 2.5% for the comparable period in 1997. The $78,000 increase was primarily due to increased employee costs related to the additional demand for quality assurance resources created by increased sales.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased $1.8 million, or 78.1%, to $4.1 million for the three months ended March 31, 1998 from $2.3 million for the comparable period in 1997. As a percent of net sales, income from operations increased to 15.5% for the first quarter of 1998 from 13.0% for the equivalent period in 1997.

    INTEREST EXPENSE. Interest expense decreased $895,000, or 90.7%, to $92,000 for the three months ended March 31, 1998 from $987,000 for the comparable period in 1997. This decrease was the result of the repayment of all bank borrowings under the Company's existing bank credit facility with the net proceeds from the Company's initial public offering completed in the fourth quarter of 1997. Interest expense in 1998 is primarily comprised of bank fees related to the revolving credit facility.

    INTEREST INCOME. Interest income increased $401,000, to $406,000 for the three months ended March 31, 1998 from $5,000 for the three months ended March 31, 1997. This increase is attributable to the interest income derived from investment of a portion of the net proceeds from the Company's initial public offering in short-term and medium-term, interest bearing investment-grade financial instruments.

    INCOME TAXES. The provision for income taxes increased to $1.4 million for the three months ended March 31, 1998 from $336,000 for the comparable period in 1997. The increase in income taxes reflects an increase in the effective tax rate to 30.5% for the first quarter in 1998 from 25.2% for the equivalent period in 1997 and the impact of the $3.1 million, or 231.8%, increase in income before income taxes. The increase in the effective tax rate reflects the higher percentage of the Company's operating income being generated from increased sales of high-range power products, which are primarily assembled and configured in the U.S. and Mexico, which experience higher tax rates than the Company's Puerto Rico operations.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company's balance of cash and cash equivalents was $35.2 million compared to $32.0 million at December 31, 1997, an increase of $3.2 million, or 10.0%. Net cash provided by operating activities increased to $5.8 million, or $3.6 million, for the three months ended March 31, 1998, from $2.2 million for the three months ended March 31, 1997. This increase was primarily due to higher net income, a decrease of $557,000 in accounts receivable, a $1.0 million decrease in inventory and a $1.2 million receipt of refundable income taxes, which were partially offset by a $1.3 million decrease in accounts payable.

    The decrease in accounts receivable primarily resulted from a greater focus on improved collection efforts in conjunction with the shift in product mix toward more sales of high-range power configurations to key OEM customers in the first quarter of 1998, which typically have shorter collection cycles. The decrease in inventory at March 31, 1998, is the result of a comparatively higher inventory balance at December 31, 1997, which was due to a modest inventory buildup in anticipation of the Company's planned holiday shutdown at the end of December 1997. The decrease in accounts payable is due to the corresponding decrease in inventory along with additional discount terms offered by vendors.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    Net cash used in investing activities increased $2.4 million to $2.6 million for the three months ended March 31, 1998, from $205,000 for the three months ended March 31, 1997. This increase is due to cash expenditures of $1.7 million for the new manufacturing facility in Mexico, with the remainder of the increase related to purchases of property, plant and capital equipment consistent with supporting business growth targets. Depreciation and amortization was $1.1 million for the three months ended March 31, 1998, compared with $1.0 million for the three months ended March 31, 1997. The Company anticipates that its capital expenditures for 1998 will be approximately $8.9 million, of which approximately $4.5 million represents the cost of the new manufacturing facility in Mexico.

    The Company intends to use the remaining net proceeds from its initial public offering completed in the fourth quarter of 1997, approximately $31.5 million, for general corporate purposes, including capital expenditures, working capital and possible future acquisitions. Pending use of the net proceeds for the above purposes, the Company has invested such funds in short-term and medium-term, interest-bearing investment-grade obligations.

    The Company's revolving line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. As of March 31, 1998, no amounts were outstanding under the credit agreement. Borrowings are collateralized by substantially all of the Company's assets.

    The credit agreement (i) provides for restrictions on additional borrowings, dividends, leases and capital expenditures; (ii) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (iii) requires the Company to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At March 31, 1998, the Company was in compliance with all debt covenants.

    Based on current plans and business conditions, the Company believes its existing working capital and borrowing capacity, coupled with the funds generated from the Company's operations, will be sufficient to fund its anticipated working capital, capital expenditures and outstanding lease commitments for the foreseeable future. However, if the Company makes a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5--NOT APPLICABLE

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT 27  FINANCIAL DATA SCHEDULE

(b) REPORTS ON FORM 8-K

    During the three months ended March 31, 1998, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 1998             POWER-ONE, INC.

                                By:            /s/ STEVEN J. GOLDMAN
                                     -----------------------------------------
                                                 Steven J. Goldman
                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                               OFFICER AND PRESIDENT

                                By:             /s/ EDDIE K. SCHNOPP
                                     -----------------------------------------
                                                  Eddie K. Schnopp
                                       VICE PRESIDENT, FINANCE AND LOGISTICS,
                                       CHIEF FINANCIAL OFFICER AND SECRETARY