Form 10-Q
period 1998-06-28
POWER ONE INC
filed 1998-08-11
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-29454

                            ------------------------

                                POWER-ONE, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0420182
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

       740 CALLE PLANO, CAMARILLO, CA                     93012
  (Address of principal executive offices)             (Zip code)

                                 (805) 987-8741
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 7th there were outstanding 17,060,235 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                             -----------
PART I--FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets--June 30, 1998 and December 31, 1997...........................           3

                Consolidated Statements of Operations--for the Three Months and the
                 Six Months ended June 30, 1998 and 1997...................................................           4

                Consolidated Statements of Cash Flows--for the Six Months Ended June 30, 1998 and 1997.....           5

                Notes to Consolidated Financial Statements.................................................           6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations......           8

PART II--OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K...........................................................          11

SIGNATURES.................................................................................................          12

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
                                                     ASSETS

CURRENT ASSETS
  Cash and Cash Equivalents............................................................  $   40,103   $   32,018
  Accounts Receivable:
    Trade (net of allowance)...........................................................      11,202       13,268
    Other..............................................................................          12          328
  Inventories..........................................................................      18,651       22,369
  Refundable Income Taxes..............................................................          42        2,411
  Deferred Taxes--Current..............................................................         975          976
  Prepaid Expenses and Other Current Assets............................................         943          467
                                                                                         ----------  ------------
      Total Current Assets.............................................................      71,928       71,837

PROPERTY & EQUIPMENT...................................................................      17,454       11,898

INTANGIBLE ASSETS, NET.................................................................      26,167       27,181

OTHER ASSETS...........................................................................       1,617        1,721
                                                                                         ----------  ------------

TOTAL ASSETS...........................................................................  $  117,166   $  112,637
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion License Obligation...................................................  $      326   $      326
  Accounts Payable.....................................................................       3,524        4,465
  Accrued Payroll and Related Expenses.................................................         828          652
  Other Accrued Expenses...............................................................       4,196        5,031
                                                                                         ----------  ------------
      Total Current Liabilities........................................................       8,874       10,474
                                                                                         ----------  ------------

LONG TERM DEBT.........................................................................      --           --
                                                                                         ----------  ------------

OTHER LIABILITIES......................................................................       1,949        1,949
                                                                                         ----------  ------------

STOCKHOLDERS' EQUITY
  Common Stock.........................................................................          17           17
  Additional Capital...................................................................      92,234       92,227
  Retained Earnings....................................................................      14,092        7,970
                                                                                         ----------  ------------
      Total Stockholders' Equity.......................................................     106,343      100,214
                                                                                         ----------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY...............................................  $  117,166   $  112,637
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                POWER-ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        --------------------  --------------------
                                                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------

NET SALES.............................................................  $  23,956  $  22,556  $  50,336  $  40,173

COST OF GOODS SOLD....................................................     14,300     13,746     29,870     24,348
                                                                        ---------  ---------  ---------  ---------

      GROSS PROFIT....................................................      9,656      8,810     20,466     15,825

GENERAL AND ADMINISTRATIVE
  Selling.............................................................      2,091      2,182      4,481      3,894
  Administrative......................................................      1,410      1,633      3,567      2,935
  Engineering.........................................................      1,137        866      2,290      1,628
  Quality Assurance...................................................        582        522      1,097        959
  Amortization of Intangibles.........................................        507        507      1,014      1,014
                                                                        ---------  ---------  ---------  ---------
      Total Expenses..................................................      5,727      5,710     12,449     10,430

INCOME FROM OPERATIONS................................................      3,929      3,100      8,017      5,395

OTHER INCOME (EXPENSE)
  Interest Expense....................................................        (93)    (1,022)      (185)    (2,009)
  Interest Income.....................................................        509     --            915         11
  Other Income, Net...................................................        134         22        155         37
                                                                        ---------  ---------  ---------  ---------
      Total Other Income (Expense)....................................        550     (1,000)       885     (1,961)

INCOME BEFORE TAXES...................................................      4,479      2,100      8,902      3,434

INCOME TAXES..........................................................      1,431        530      2,781        866
                                                                        ---------  ---------  ---------  ---------

NET INCOME............................................................      3,048      1,570      6,121      2,568
                                                                        ---------  ---------  ---------  ---------

PREFERRED STOCK DIVIDENDS AND ACCRETION...............................     --            424     --            835
                                                                        ---------  ---------  ---------  ---------

NET INCOME ATTRIBUTABLE TO COMMON SHARES..............................  $   3,048  $   1,146  $   6,121  $   1,733
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

BASIC EARNINGS PER COMMON SHARE.......................................  $    0.18  $    0.11  $    0.36  $    0.17
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

DILUTED EARNINGS PER COMMON SHARE.....................................  $    0.18  $    0.11  $    0.35  $    0.17
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

BASIC SHARES OUTSTANDING..............................................     17,060     10,000     17,060     10,000
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

DILUTED SHARES OUTSTANDING............................................     17,323     10,268     17,334     10,265
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

PRO FORMA EARNINGS PER SHARE DATA (Note 3):
  Basic Earnings per Common Share.....................................             $    0.14             $    0.23
                                                                                   ---------             ---------
                                                                                   ---------             ---------
  Diluted Earnings per Common Share...................................             $    0.14             $    0.22
                                                                                   ---------             ---------
                                                                                   ---------             ---------

                                POWER-ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                               ----------------------
                                                                                               JUNE 30,    JUNE 30,
                                                                                                 1998        1997
                                                                                               ---------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................................................  $   6,121   $   2,568
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization..............................................................      2,257       2,060
  Deferred income taxes......................................................................          1        (111)
  Changes in operating assets and liabilities:
    Accounts receivable, net.................................................................      2,382      (3,764)
    Inventories..............................................................................      3,718        (777)
    Refundable income taxes..................................................................      2,369      --
    Prepaid expenses and other current assets................................................       (476)       (330)
    Accounts payable.........................................................................       (941)        377
    Accrued expenses.........................................................................       (659)      1,357
    Other liabilities........................................................................     --             302
                                                                                               ---------  -----------
    Net cash provided by operating activities................................................     14,772       1,682
                                                                                               ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment......................................................     (6,791)       (799)
  Other assets...............................................................................        104        (141)
                                                                                               ---------  -----------
  Net cash used in investing activities......................................................     (6,687)       (940)
                                                                                               ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payable to bank..........................................     --             200
  Bank overdraft.............................................................................     --           1,279
  Repayments of long-term debt...............................................................     --          (1,843)
  Increase in notes receivable from stockholders.............................................     --             (10)
                                                                                               ---------  -----------
  Net cash used in financing activities......................................................     --            (374)
                                                                                               ---------  -----------

INCREASE (DECREASE) IN CASH..................................................................      8,085         368

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................................     32,018       1,684
                                                                                               ---------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................................  $  40,103   $   2,052
                                                                                               ---------  -----------
                                                                                               ---------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest.................................................................................  $      54   $   1,150
    Income taxes.............................................................................  $   1,750   $   1,665

                                POWER-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended December 28, 1997 as December 31 and the three-month and six-month periods ended June 28, 1998 and June 29, 1997 as June 30.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1998         1997
                                                                       ---------  ------------
Raw materials........................................................  $   8,773   $   11,809
Subassemblies-in-process.............................................      2,040        3,343
Finished goods.......................................................      7,838        7,217
                                                                       ---------  ------------
                                                                       $  18,651   $   22,369
                                                                       ---------  ------------
                                                                       ---------  ------------

NOTE 3--EARNINGS PER SHARE

    The following is a reconciliation of the earnings per share data (in thousands, except per share data):

                                                                                          THREE MONTHS ENDED
                                                                    ---------------------------------------------------------------
                                                                                JUNE 30, 1998                   JUNE 30, 1997
                                                                    -------------------------------------  ------------------------
                                                                                   AVERAGE                                AVERAGE
                                                                      INCOME       SHARES      PER SHARE     INCOME       SHARES
                                                                    -----------  -----------  -----------  -----------  -----------
Income attributable to common stockholders........................   $   3,048                              $   1,146
Basic EPS:
  Shares outstanding..............................................                   17,060                                 10,000
                                                                    ------------------------               ------------------------
  Basic EPS.......................................................       3,048       17,060    $    0.18        1,146       10,000
                                                                                                   -----
                                                                                                   -----
Dilutive securities--Stock options................................                      263                                    268
                                                                    ------------------------               ------------------------
Diluted EPS.......................................................   $   3,048       17,323    $    0.18        1,146       10,268
                                                                    -------------------------------------
                                                                    -------------------------------------
Pro Forma--Assumed conversion:
  Preferred stock.................................................                                                417        1,254
  Obligation to officers..........................................                                                 10           56
                                                                                                           ------------------------
Pro forma diluted EPS.............................................                                              1,573       11,578
Dilutive securities--Stock options................................                                                            (265)
                                                                                                                        -----------
Pro forma basic EPS...............................................                                          $   1,573       11,313
                                                                                                           ------------------------
                                                                                                           ------------------------

                                                                     PER SHARE
                                                                    -----------
Income attributable to common stockholders........................
Basic EPS:
  Shares outstanding..............................................
  Basic EPS.......................................................   $    0.11
                                                                         -----
                                                                         -----
Dilutive securities--Stock options................................
Diluted EPS.......................................................   $    0.11
                                                                         -----
                                                                         -----
Pro Forma--Assumed conversion:
  Preferred stock.................................................
  Obligation to officers..........................................
Pro forma diluted EPS.............................................   $    0.14
                                                                         -----
                                                                         -----
Dilutive securities--Stock options................................
Pro forma basic EPS...............................................   $    0.14

                                                                                           SIX MONTHS ENDED
                                                                    ---------------------------------------------------------------
                                                                                JUNE 30, 1998                   JUNE 30, 1997
                                                                    -------------------------------------  ------------------------
                                                                                   AVERAGE                                AVERAGE
                                                                      INCOME       SHARES      PER SHARE     INCOME       SHARES
                                                                    -----------  -----------  -----------  -----------  -----------
Income attributable to common stockholders........................   $   6,121                              $   1,733
Basic EPS:
  Shares outstanding..............................................                   17,060                                 10,000
                                                                    ------------------------               ------------------------
  Basic EPS.......................................................       6,121       17,060    $    0.36        1,733       10,000
                                                                                                   -----
                                                                                                   -----
Dilutive securities--Stock options................................                      274                                    265
                                                                    ------------------------               ------------------------
Diluted EPS.......................................................   $   6,121       17,334    $    0.35        1,733       10,265
                                                                    -------------------------------------
                                                                    -------------------------------------
Pro Forma--Assumed conversion:
  Preferred stock.................................................                                                822        1,254
  Obligation to officers..........................................                                                 20           56
                                                                                                           ------------------------
Pro forma diluted EPS.............................................                                              2,575       11,575
Dilutive securities--Stock options................................                                                            (265)
                                                                                                                        -----------
Pro forma basic EPS...............................................                                          $   2,575       11,310
                                                                                                           ------------------------
                                                                                                           ------------------------

                                                                     PER SHARE
                                                                    -----------
Income attributable to common stockholders........................
Basic EPS:
  Shares outstanding..............................................
  Basic EPS.......................................................   $    0.17
                                                                         -----
                                                                         -----
Dilutive securities--Stock options................................
Diluted EPS.......................................................   $    0.17
                                                                         -----
                                                                         -----
Pro Forma--Assumed conversion:
  Preferred stock.................................................
  Obligation to officers..........................................
Pro forma diluted EPS.............................................   $    0.22
                                                                         -----
                                                                         -----
Dilutive securities--Stock options................................
Pro forma basic EPS...............................................   $    0.23

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NET SALES. Net sales increased $10.2 million, or 25.3%, to $50.3 million for the six months ended June 30, 1998 from $40.2 million for the six months ended June 10, 1997. The increase in net sales resulted primarily from strong growth in unit shipments of standard and modified standard power supplies, particularly in high-range power configurations. Specifically, approximately $9.2 million of the increase in net sales was due to a 78% growth in the high-range power product line combined with 44% growth, or $3.0 million, in the low-range power product line. This increase in net sales was partially offset by a $2.8 million decrease in custom power supplies. All other product lines contributed $0.8 million to net sales growth. The high-range power product line is primarily sold to original equipment manufacturers in the semiconductor test equipment market segment, whereas the low-range power product line is primarily sold through distributors. For the first six months of the year, sales of high power conversion products increased primarily as a result of the Company's expanded focus on strategic OEM customers via the Company's Strategic National Accounts Program ("SNAP").

    Net sales for the three months ended June 30, 1998 increased $1.4 million, or 6.2%, to $24.0 million compared with $22.6 million for the three months ended June 30, 1997. The increase in sales for the second quarter was primarily due to volume growth in standard and modified standard power supplies of the Company's low- and high-range power product lines. Most of the sales increase was achieved through the distribution channel, with point-of-purchase sales to distributors up 18.5% over last year.

    The Company's backlog on June 30, 1998 was $19.5 million compared with $32.2 million on December 31, 1997, and $27.1 million on June 30, 1997.

    In 1998, certain economic indicators show a softening trend in the demand for products within the electronics industry, as well as a downturn in capital equipment markets. The semiconductor industry is also experiencing a significant slowing of demand which is largely influenced by weak economic conditions in Asia. Additionally, the current soft economic conditions are exacerbated by domestic inventory reduction initiatives at original equipment manufacturers, including some of the Company's customers. As a result of these factors, the Company's management expects sales for the second half of 1998 to be below the first half. During this soft business climate management is taking steps to position itself for increased growth in subsequent quarters with current initiatives including aggressively pursuing acquisitions, providing for additional investment in research and development, and actively pursuing new business opportunities with new customers in high-growth market segments such as data communications and telecommunications.

    GROSS PROFIT. Gross profit increased $4.6 million, or 29.3%, to $20.5 million for the six months ended June 30, 1998 from $15.8 million for the six months ended June 30, 1997. As a percent of net sales, gross profit increased to 40.7% for the first half of 1998 from 39.4% for the same period in 1997. Gross profit for the three months ended June 30, 1998 increased $846,000, or 9.6%, to $9.7 million from $8.8 million for the same period last year. As a percent of net sales, gross profit increased to 40.3% for the second quarter of 1998 from 39.1% for the second quarter of 1997. The improvement in gross profit margin, for both the year-to-date and quarterly comparisons, primarily resulted from higher sales and, particularly, increased sales of high-range power conversion products, which typically have higher gross margins than custom- and low-range power configurations.

    SELLING EXPENSE. Selling expense increased $587,000, or 15.1%, to $4.5 million for the six months ended June 30, 1998 from $3.9 million for the comparable period in 1997. As a percent of net sales, selling expense decreased to 8.9% for the first half of 1998 from 9.7% for the comparable period in 1997. The increase of $587,000 in the first half of 1998 was primarily due to higher employee costs of $396,000, and increased advertising, outside sales commissions and other variable selling costs aggregating $191,000, to support the increase in sales volume. The entire selling expense increase in the first half of 1998 was attributable to a $678,000 increase in the first quarter of 1998.

    Selling expense for the three months ended June 30, 1998 decreased $91,000, or 4.2%, to $2.1 million from $2.2 million for the three months ended June 30, 1997. The decrease of $91,000 in second quarter selling expense was primarily due to reduced advertising costs. As a percent of net sales, selling expense decreased to 8.7% for the second quarter of 1998 from 9.7% for the same period in 1997.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $632,000, or 21.5%, to $3.6 million for the six months ended June 30, 1998 from $2.9 million for the six months ended June 30, 1997. As a percent of net sales, administrative expense decreased to 7.1% for the first half of 1998 from 7.3% for the comparable period in 1997. The increase of $632,000 was primarily attributable to public company expenses of $108,000, costs due to pursuing acquisitions-related growth opportunities of $123,000, and higher employee costs of $154,000, as well as other operating costs aggregating $247,000, due to the growth in business volume.

    Administrative expense for the three months ended June 30, 1998 decreased $223,000, or 13.7%, to $1.4 million from $1.6 million for the three months ended June 30, 1997. The decrease is primarily a result of a decrease in employee performance bonuses. As a percent of net sales, administrative expense decreased to 5.9% for the second quarter of 1998 from 7.2% for the same period in 1997.

    ENGINEERING EXPENSE. Engineering expense increased $662,000, or 40.7%, to $2.3 million for the six months ended June 30, 1998 from $1.6 million for the six months ended June 30, 1997. As a percent of net sales, engineering expense increased to 4.5% for the first half of 1998 from 4.1% for the comparable period in 1997. Certain engineering expenses, primarily those related to personnel and consultants, were lower in the first half of 1997 due to expense reduction measures taken in the last half of 1996 as sales declined. The Company began to refill many of these positions during the second half of 1997, which, combined with increased investment in research and development resources in the first half of 1998, caused the engineering expense increase of $662,000.

    Engineering expense for the three months ended June 30, 1998 increased $271,000, or 31.3%, to $1.1 million from $866,000 for the three months ended June 30, 1997. The increase is primarily the result of increased investment in research and development resources and activities. As a percent of net sales, engineering expense increased to 4.8% for the second quarter of 1998 from 3.8% for the same period in 1997.

    QUALITY ASSURANCE EXPENSE. Quality Assurance expense increased $138,000, or 14.4%, to $1.1 million for the six months ended June 30, 1998 from $959,000 for the six months ended June 30, 1997. As a percent of net sales, quality assurance expense decreased to 2.2% for the first half of 1998 from 2.4% for the comparable period in 1997. Quality assurance expense for the three months ended June 30, 1998 increased $60,000, or 11.5%, to $582,000 from $522,000 for the three months ended June 30, 1997. As a percent of net sales, quality assurance expense increased to 2.4% for the second quarter of 1998 from 2.3% for the same period in 1997. These increases were primarily due to increased employee costs related to the additional demand for quality assurance resources created by the growth in business volume.

    INCOME FROM OPERATIONS. Income from operations increased $2.6 million, or 48.6%, to $8.0 million for the six months ended June 30, 1998 from $5.4 million for the comparable period in 1997. As a percent of net sales, income from operations increased to 15.9% for the first half of 1998 from 13.4% for the same period in 1997. For the three months ended June 30, 1998, income from operations increased $829,000, or 26.7%, to $3.9 million from $3.1 million for the three months ended June 30, 1997.

    INTEREST EXPENSE. Interest expense decreased $1.8 million, or 90.8%, to $185,000 for the six months ended June 30, 1998 from $2.0 million for the equivalent period in 1997. For the three months ended June 30, 1998, interest expense decreased $929,000 to $93,000 from $1.0 million for the same period last year. These decreases were the result of the repayment of all bank borrowings under the Company's existing bank credit facility, with the net proceeds from the Company's initial public offering completed in the fourth quarter of 1997. Interest expense in 1998 is primarily comprised of bank fees related to the revolving credit facility.

    INTEREST INCOME. Interest income increased $904,000, to $915,000 for the six months ended June 30, 1998 from $11,000 for the six months ended June 30, 1997. Interest income for the three months ended June 30, 1998 increased $509,000 from zero in the same period last year. These increases are attributable to the interest income derived from investment of a portion of the net proceeds from the Company's initial public offering in short-term, interest bearing investment-grade financial instruments.

    OTHER INCOME. Other income increased $118,000, to $155,000 for the six months ended June 30, 1998 from $37,000 for the six months ended June 30, 1997. Other income for the three months ended June 30, 1998 increased $112,000, to $134,000 from $22,000 in the comparable period last year.

    INCOME TAXES. The provision for income taxes increased to $2.8 million for the six months ended June 30, 1998 from $866,000 for the comparable period in 1997. The increase in income taxes reflects an increase in the effective tax rate to 31.2% for the first half in 1998 from 25.2% for the equivalent period in 1997 and the impact of the $5.5 million, or 159.2%, increase in income before income taxes. Income taxes for the three months ended June 30, 1998 increased to $1.4 million from $530,000 for the same period in 1997. For the second quarter of 1998, the effective tax rate increased to 31.9% from 25.2% last year. These increases in the effective tax rate reflect the higher percentage of the Company's operating income being generated from increased sales of high-range power products, which are primarily assembled and configured in the U.S. and Mexico, which have higher tax rates than the Company's Puerto Rico operations.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company's balance of cash and cash equivalents was $40.1 million compared to $32.0 million at December 31, 1997, an increase of $8.1 million, or 25.3%. Net cash provided by operating activities increased to $14.8 million, or $13.1 million, for the six months ended June 30, 1998, from $1.7 million for the six months ended June 30, 1997. This increase was primarily due to higher net income, a decrease of $2.4 million in accounts receivable, a $3.7 million decrease in inventory and a $1.8 million income tax refund, which were partially offset by a $941,000 decrease in accounts payable and a $476,000 increase in prepaid expenses.

    The decrease in accounts receivable is primarily attributable to a greater focus on improved collection efforts. The decrease in inventory at June 30, 1998, is primarily due to management's initiative to reduce inventory balances and improve inventory turnover. The decrease in accounts payable is due to the corresponding decrease in inventory along with additional discount terms offered by vendors. The increase in prepaid expense is due to a rent prepayment for the Company's manufacturing facility in the Dominican Republic.

    Net cash used in investing activities increased $5.7 million to $6.7 million for the six months ended June 30, 1998, from $940,000 for the six months ended June 30, 1997. This increase is due to cash expenditures of $3.5 million for the new manufacturing facility in Mexico, as well as purchases of property, plant and capital equipment consistent with supporting business growth targets. Depreciation and amortization was $2.3 million for the six months ended June 30, 1998, compared with $2.1 million for the six months ended June 30, 1997. The Company anticipates that its capital expenditures for 1998 will be approximately $8.9 million, of which approximately $4.5 million represents the cost of the new manufacturing facility in Mexico.

    The Company's revolving line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. As of June 30, 1998, no amounts were outstanding under the credit agreement, and the Company was in compliance with all debt covenants. Borrowings are collateralized by substantially all of the Company's assets.

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

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 5--Not applicable

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

    Exhibit 27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

    During the three months ended June 30, 1998, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 1998                         POWER-ONE, INC.

                                              By:        /s/ STEVEN J. GOLDMAN
                                                         ----------------------------------------
                                                         Steven J. Goldman
                                                         CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                                         OFFICER AND PRESIDENT

                                              By:        /s/ EDDIE K. SCHNOPP
                                                         ----------------------------------------
                                                         Eddie K. Schnopp
                                                         VICE PRESIDENT, FINANCE AND LOGISTICS,
                                                         CHIEF FINANCIAL OFFICER AND SECRETARY