Form 10-Q
period 1998-09-27
POWER ONE INC
filed 1998-11-10
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-29454

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 6th there were outstanding 17,087,535 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.
                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

       Consolidated Balance Sheets--
         September 30, 1998 and December 31, 1997........................    3

       Consolidated Statements of Operations--
         for the Three Months and the Nine Months ended September 30,
         1998 and 1997...................................................    4

       Consolidated Statements of Cash Flows--
         for the Nine Months Ended September 30, 1998 and 1997...........    5

       Notes to Consolidated Financial Statements........................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   10

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K..................................  16

SIGNATURES...............................................................   17

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
                                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents.........................................................   $    11,611    $   32,018
  Accounts receivable:
    Trade (net of allowance)........................................................        20,485        13,268
    Other...........................................................................         2,186           328
  Inventories.......................................................................        32,341        22,369
  Refundable income taxes...........................................................           306         2,411
  Deferred taxes - current..........................................................           975           976
  Prepaid expenses and other current assets.........................................         1,422           467
                                                                                      -------------  ------------
      Total current assets..........................................................        69,326        71,837

PROPERTY & EQUIPMENT................................................................        32,400        11,898
INTANGIBLE ASSETS, NET..............................................................        51,431        27,181
OTHER ASSETS........................................................................         1,832         1,721
                                                                                      -------------  ------------
TOTAL ASSETS........................................................................   $   154,989    $  112,637
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion license obligation................................................   $       326    $      326
  Accounts payable..................................................................         6,687         4,465
  Accrued payroll and related expenses..............................................         3,014           652
  Other accrued expenses............................................................         5,045         5,031
  Short term debt...................................................................         6,889        --
  Other current liabilities.........................................................         3,511        --
                                                                                      -------------  ------------
      Total current liabilities.....................................................        25,472        10,474
                                                                                      -------------  ------------

LONG TERM DEBT......................................................................        18,196        --
                                                                                      -------------  ------------

OTHER LIABILITIES...................................................................         4,122         1,949
                                                                                      -------------  ------------

STOCKHOLDERS' EQUITY
  Common stock......................................................................            17            17
  Additional capital................................................................        92,234        92,227
  Retained earnings.................................................................        14,377         7,970
  Cumulative currency translation...................................................           571        --
                                                                                      -------------  ------------
      Total stockholders' equity....................................................       107,199       100,214
                                                                                      -------------  ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY............................................   $   154,989    $  112,637
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                 POWER-ONE, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                                NINE              MONTHS ENDED
                                                                        --------------------  --------------------
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
NET SALES.............................................................  $  23,811  $  24,852  $  74,147  $  65,785
COST OF GOODS SOLD....................................................     14,960     14,779     44,830     39,127
                                                                        ---------  ---------  ---------  ---------
      GROSS PROFIT....................................................      8,851     10,073     29,317     26,658

GENERAL AND ADMINISTRATIVE
  Selling.............................................................      3,768      2,377      8,248      6,869
  Administrative......................................................      2,097      1,725      5,665      4,659
  Engineering.........................................................      1,414      1,042      3,704      2,757
  Quality assurance...................................................        567        476      1,664      1,511
  Amortization of intangibles.........................................        677        508      1,692      1,522
                                                                        ---------  ---------  ---------  ---------
      Total Expenses..................................................      8,523      6,128     20,973     17,318

INCOME FROM OPERATIONS................................................        328      3,945      8,344      9,340

OTHER INCOME (EXPENSE)
  Interest expense....................................................       (332)      (916)      (517)    (2,925)
  Interest income.....................................................        343          8      1,258         19
  Other income (expense), net.........................................       (187)       (25)       (31)        12
                                                                        ---------  ---------  ---------  ---------
      Total other income (expense)....................................       (176)      (933)       710     (2,894)

INCOME BEFORE TAXES...................................................        152      3,012      9,054      6,446

INCOME TAXES..........................................................       (135)       882      2,645      1,748
                                                                        ---------  ---------  ---------  ---------

NET INCOME............................................................        287      2,130      6,409      4,698
                                                                        ---------  ---------  ---------  ---------

PREFERRED STOCK DIVIDENDS AND ACCRETION...............................     --            424     --          1,259
                                                                        ---------  ---------  ---------  ---------

NET INCOME ATTRIBUTABLE TO COMMON SHARES..............................  $     287  $   1,706  $   6,409  $   3,439
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

BASIC EARNINGS PER COMMON SHARE.......................................  $    0.02  $    0.17  $    0.38  $    0.34
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

DILUTED EARNINGS PER COMMON SHARE.....................................  $    0.02  $    0.17  $    0.37  $    0.33
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

BASIC SHARES OUTSTANDING..............................................     17,085     10,000     17,068     10,000
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

DILUTED SHARES OUTSTANDING............................................     17,314     10,270     17,327     10,266
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

PRO FORMA EARNINGS PER SHARE DATA (Note 3):
  Basic earnings per common share.....................................             $    0.19             $    0.42
                                                                                   ---------             ---------
                                                                                   ---------             ---------

  Diluted earnings per common share...................................             $    0.18             $    0.41
                                                                                   ---------             ---------
                                                                                   ---------             ---------

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1998           1997
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................   $     6,409     $   4,698
  Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization.....................................................         3,878         3,060
  Deferred income taxes.............................................................          (286)         (111)
  Changes in operating assets and liabilities:
    Accounts receivable, net........................................................         1,867        (3,734)
    Inventories.....................................................................         7,270        (1,806)
    Refundable income taxes.........................................................         2,105           (10)
    Prepaid expenses and other current assets.......................................           129          (387)
    Accounts payable................................................................          (863)          925
    Accrued expenses................................................................          (664)        1,180
    Other liabilities...............................................................            26           573
                                                                                      -------------  -------------
    Net cash provided by operating activities.......................................        19,871         4,388
                                                                                      -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.............................................        (8,564)       (1,783)
  Investment in Melcher, net of cash acquired (Note 4)..............................       (40,678)       --
  Other assets......................................................................          (104)         (636)
                                                                                      -------------  -------------
  Net cash used in investing activities.............................................       (49,346)       (2,419)
                                                                                      -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on notes payable to bank.................................        10,000        --
  Bank overdraft....................................................................       --              1,559
  Repayments of long-term debt......................................................       --             (2,593)
  Repayments of short-term debt.....................................................        (1,060)         (800)
  Proceeds of issuance of long-term debt............................................            16        --
  Payments of capital leases........................................................            (6)       --
                                                                                      -------------  -------------
  Net cash provided by (used in) financing activities...............................         8,950        (1,834)
                                                                                      -------------  -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.............................................           119        --
                                                                                      -------------  -------------

INCREASE (DECREASE) IN CASH.........................................................       (20,407)          135

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................        32,018         1,684
                                                                                      -------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD............................................   $    11,611     $   1,819
                                                                                      -------------  -------------
                                                                                      -------------  -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest........................................................................   $       156     $   2,410
    Income taxes....................................................................   $     1,156     $   2,680

    Supplemental schedule of noncash investing activities:

    The Company purchased all of the capital stock of Melcher Holding AG ("Melcher") for $43.4 million (See Note 4). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired................................  $ 44,575
Fair value of goodwill and other identifiable intangible assets.......    25,942
Cash paid for capital stock...........................................   (43,421)
                                                                        --------
Liabilities assumed...................................................  $ 27,096
                                                                        --------
                                                                        --------

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended December 28, 1997 as December 31 and the three-month and nine-month periods ended September 27, 1998 and September 28, 1997 as September 30.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998            1997
                                                    -------------   ------------
Raw materials.....................................     $12,858        $11,809
Subassemblies-in-process..........................       4,370          3,343
Finished goods....................................      15,113          7,217
                                                    -------------   ------------
                                                       $32,341        $22,369
                                                    -------------   ------------
                                                    -------------   ------------

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3--EARNINGS PER SHARE

    The following is a reconciliation of the earnings per share data (in thousands, except per share data):

                                                                                            THREE MONTHS ENDED
                                                                             -------------------------------------------------
                                                                                SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                             ------------------------  -----------------------
                                                                                      AVERAGE    PER           AVERAGE    PER
                                                                             INCOME   SHARES    SHARE  INCOME  SHARES    SHARE
                                                                             ------   -------   -----  ------  -------   -----
Income attributable to common stockholders.................................   $287                     $1,706
Basic EPS:
  Shares outstanding.......................................................           17,085                   10,000
                                                                             ------   -------   -----          -------   -----
  Basic EPS................................................................    287    17,085    $0.02  1,706   10,000    $0.17
                                                                                                -----                    -----
                                                                                                -----                    -----
Dilutive securities--
  Stock options............................................................              229                      270
                                                                             ------   -------          ------  -------
Diluted EPS................................................................   $287    17,314    $0.02  1,706   10,270    $0.17
                                                                             ------   -------   -----                    -----
                                                                             ------   -------   -----                    -----
Pro Forma--
  Assumed conversion:
    Preferred stock........................................................                              417    1,254
    Obligation to officers.................................................                               10       56
                                                                                                       ------  -------
Pro forma diluted EPS......................................................                            2,133   11,580    $0.18
                                                                                                                         -----
                                                                                                                         -----
Dilutive securities--
  Stock options............................................................                                      (265)
                                                                                                               -------
Pro forma basic EPS........................................................                            $2,133  11,313    $0.19
                                                                                                       ------  -------   -----
                                                                                                       ------  -------   -----

                                                                                            NINE MONTHS ENDED
                                                                             ------------------------------------------------
                                                                               SEPTEMBER 30, 1998       SEPTEMBER 30, 1997
                                                                             -----------------------  -----------------------
                                                                                     AVERAGE    PER           AVERAGE    PER
                                                                             INCOME  SHARES    SHARE  INCOME  SHARES    SHARE
                                                                             ------  -------   -----  ------  -------   -----
Income attributable to common stockholders.................................  $6,409                   $3,439
Basic EPS:
  Shares outstanding                                                                 17,068                   10,000
                                                                             ------  -------          ------  -------
  Basic EPS................................................................  6,409   17,068    $0.38  3,439   10,000    $0.34
                                                                                               -----                    -----
                                                                                               -----                    -----
Dilutive securities--
  Stock options............................................................             259                      266
                                                                             ------  -------          ------  -------
Diluted EPS................................................................  $6,409  17,327    $0.37  3,439   10,266    $0.33
                                                                             ------  -------   -----                    -----
                                                                             ------  -------   -----                    -----
Pro Forma--
  Assumed conversion:
    Preferred stock........................................................                           1,239    1,254
    Obligation to officers.................................................                              30       56
                                                                                                      ------  -------
Pro forma diluted EPS......................................................                           4,708   11,576    $0.41
                                                                                                                        -----
                                                                                                                        -----
Dilutive securities--
  Stock options............................................................                                     (265)
                                                                                                              -------
Pro forma basic EPS........................................................                           $4,708  11,311    $0.42
                                                                                                      ------  -------   -----
                                                                                                      ------  -------   -----

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
    Pro forma earnings per share for 1997 have been determined based on assuming that the redeemable preferred stock and other liabilities owed to certain officers were converted into common stock as of January 1, 1997. Accordingly, the applicable portions of the accrued preferred stock dividends and net interest costs have been added back to income attributable to common stockholders in the computation.

NOTE 4--ACQUISITIONS

    On August 31, 1998, the Company completed its purchase of Melcher for a purchase price of $41.8 million. The purchase price was negotiated at arms length with the Sellers, none of whom had any prior relationship with the Company. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling $10 million under its existing credit facility.

    Melcher, a Swiss-based company, is primarily engaged in the design and manufacture of more than 750 high-reliability DC/DC power conversion products which it distributes throughout Europe. Melcher has manufacturing operations in three European locations and sales and application engineering offices in seven European countries, the United States and Canada.

    The acquisition was accounted for using the purchase method of accounting. The purchase price, including liabilities assumed, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from seven to 20 years. The fair market value of Melcher's assets and liabilities has been included in the Company's balance sheet as of September 30, 1998. The consolidated statements of operations for the nine months ended September 30, 1998, include one month of Melcher's operations.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Melcher had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for inventory fair market valuation write-up, which increased cost of goods sold expense, amortization of intangibles, depreciation expense, assumed interest expense, assumed decrease in interest earnings and deferred taxes.

                                                                       NINE MONTHS ENDED
                                                                  ----------------------------
                                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                                      1998           1997
                                                                  -------------  -------------
                                                                     (DOLLARS IN THOUSANDS,
                                                                   EXCEPT PER SHARE AMOUNTS)
Net sales.......................................................   $   105,134     $  98,367
Net income......................................................   $     5,356     $     (18)
Basic net income per common share...............................   $      0.30     $   (0.02)
Diluted net income per common share.............................   $      0.30     $   (0.02)

    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since the acquired company did not maintain information on a period comparable with the Company's fiscal year-end.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. On August 31, 1998, the Company completed its purchase of Melcher for a purchase price of $41.8 million. Melcher, a Swiss-based company, is primarily engaged in the design and manufacture of more than 750 high-reliability DC/DC power conversion products which it distributes throughout Europe. Melcher has manufacturing operations in three European locations and sales and application engineering offices in seven European countries, the United States and Canada. The acquisition was accounted for using the purchase method of accounting. The purchase price, including liabilities assumed, was allocated to tangible assets and intangible assets. The fair market value of Melcher's assets and liabilities has been included in the Company's balance sheet as of September 30, 1998. For the three months and the nine months ended September 30, 1998, financial results are consolidated to include the month of September 1998 for Melcher.

    NET SALES. Net sales increased $8.4 million, or 12.7%, to $74.1 million for the nine months ended September 30, 1998 from $65.8 million for the nine months ended September 30, 1997. The increase in net sales resulted primarily from a $5.8 million contribution from Melcher, as well as strong growth in unit shipments of standard and modified standard power supplies, particularly in high-range power configurations, but only during the first half of 1998. The principal contributors to the $8.4 million increase in net sales were DC/DC power products, which contributed $4.7 million to the increase in net sales primarily due to the Melcher acquisition and high-range and low-range power products, which contributed $4.4 million and $3.6 million, respectively. These increases were offset by declines in custom power products of $2.9 million and all other product lines of $1.4 million, net.

    Sales to OEM's for the nine months ended September 30, 1998 were $44.1 million, or 59% of net sales, up from $38.8 million over the comparable period in 1997, also representing 59% of net sales. Sales through distributors for the nine months ended September 30, 1998 were $30.1 million, or 41% of net sales, up from $27.0 million over the comparable period in 1997, also representing 41% of net sales. Power-One's OEM customers are in diverse market segments such as communications, automatic test equipment, medical equipment and industrial. The acquisition of Melcher has further strengthened and diversified the Company's sales base by increasing sales to the telecommunications and industrial market segments and by providing access to new customers in the transportation sector, where the Company's business volume historically has not been significant. As a result of the Melcher acquisition, the Company's sales to the communications and transportation market segments increased $3.2 million and $1.5 million, respectively.

    Net sales for the three months ended September 30, 1998 decreased $1.0 million, or 4.2%, to $23.8 million compared with $24.9 million for the three months ended September 30, 1997. Net sales excluding Melcher's September's results decreased $6.9 million, or 27.7%, to $18.0 million. The decrease in sales for the third quarter was primarily due to a decrease in high-range power product line shipments related to the slowdown in the ATE/semiconductor test equipment market segment. Sales to OEM's in the third quarter of 1998 were $14.5 million, or 61% of net sales, up from $13.4 million over the comparable period in 1997, or 54% of net sales, and up from $13.6 million in the second quarter of 1998, or 57% of net sales. No one customer exceeded 10% of total sales. Sales through distributors were $9.3 million in the third quarter of 1998, down $2.2 million from $11.5 million over the same period last year, and down from $10.4 million in the second quarter of 1998. As a percent of net sales, sales through distributors was 39%, down from 46% last year and down from 43% in the second quarter of 1998.

    Sales by market segment for the three months ended September 30, 1998 were:

                                                                           1998
                                                                           -----
Communications...........................................................  25.5%
Industrial...............................................................  24.9%
Medical..................................................................  13.1%
Computer and retail......................................................  10.1%
ATE/Semiconductor test equipment.........................................   6.6%
Transportation...........................................................   6.6%
Other....................................................................  13.2%

    The Company's backlog on September 30, 1998 was $29.1 million which includes $12.2 million of Melcher's backlog. The $16.9 million of Power-One backlog without Melcher, compared with $32.2 million on December 31, 1997, and $28.6 million on September 30, 1997.

    Beginning in the three month period ended June 30, 1998, demand for products slowed significantly within the electronics industry. This is the result of a softening trend in capital equipment markets, which in turn has been negatively influenced by dampened demand due to weak economic conditions in Asia, as well as an overall slowing in global economic activities. In addition, the current soft demand for the Company's products is exacerbated by domestic inventory reduction initiatives at original equipment manufacturers and distributors, including some of the Company's customers. As a result of these factors, and excluding the expected positive net sales contribution from the Melcher acquisition, the Company expects sales for the fourth quarter of 1998 to be below the comparable period last year and also expects that this softness will roll over at least into the first quarter of 1999. However, with Melcher, the Company's management expects to see modest growth in the fourth quarter of 1998 over the same period last year. The Melcher acquisition has already had a positive impact on the Company's overall business and the addition of Melcher significantly broadens the Company's European customers who, thus far, have been only slightly affected by the recession in certain Asian economies. The Company expects that the result will be further business diversification, particularly in data communications and telecommunications, and additional stability during a challenging economic cycle.

    During this soft business climate management is taking steps to position itself for increased growth in subsequent quarters with current initiatives including actively pursuing new business synergies with Melcher in the areas of sales, cost reductions and technology; aggressively pursuing acquisitions; and providing for additional investment in research and development. Additionally, the Company's initiative to further upgrade its core business systems is currently underway with the implementation of a new Enterprise Resource Planning ("ERP") system acquired from Oracle Corporation. Although this fully integrated ERP system will be Y2K certified, the key reasons for implementing the new system are to further enhance the Company's technical infrastructure by providing to management the tools available in a new generation of systems and software to speed information retrieval; to position the Company for business growth; to facilitate business integration of acquired companies; and to provide a clearer audit trail for the source of information.

    GROSS PROFIT. Gross profit increased $2.7 million, or 10.0%, to $29.3 million for the nine months ended September 30, 1998 from $26.7 million for the nine months ended September 30, 1997. As a percent of net sales, gross profit decreased to 39.5% for the first nine months of 1998 from 40.5% for the same period in 1997. Gross profit for the three months ended September 30, 1998 decreased $1.2 million, or 12.1%, to $8.9 million from $10.1 million for the same period last year. As a percent of net sales, gross profit decreased to 37.2% for the third quarter of 1998 from 40.5% for the third quarter of 1997. The decline in gross profit margin, for both the year-to-date and quarterly comparisons, primarily resulted from the inventory write-up related purchase accounting adjustments due to the Melcher acquisition. Excluding the Melcher related inventory fair market value purchase write-up adjustments, gross profit margin would have been 41.1% for the first nine months of 1998 and 42.2% for the third quarter of 1998. Excluding the

Melcher acquisition, gross profit margin would have been 40.9% for the first nine months of 1998 and 41.6% for the third quarter of 1998.

    SELLING EXPENSE. Selling expense increased $1.4 million, or 20.1%, to $8.2 million for the nine months ended September 30, 1998 from $6.9 million for the comparable period in 1997. As a percent of net sales, selling expense increased to 11.1% for the first nine months of 1998 from 10.4% for the comparable period in 1997. The increase of $1.4 million in the first nine months of 1998 was primarily due to September's selling expense of $1.2 million related to the Melcher acquisition and higher employee costs, increased outside sales commissions and other variable selling costs aggregating $200,000, which were incurred to support the increase in sales volume in the first half of 1998.

    Selling expense for the three months ended September 30, 1998 increased $1.4 million, or 58.5%, to $3.8 million from $2.4 million for the three months ended September 30, 1997. The increase in third quarter selling expense was primarily due to $1.2 million of selling expense related to Melcher. As a percent of net sales, selling expense increased to 15.8% for the third quarter of 1998 from 9.6% for the same period in 1997.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $1.0 million, or 21.6%, to $5.7 million for the nine months ended September 30, 1998 from $4.7 million for the nine months ended September 30, 1997. As a percent of net sales, administrative expense increased to 7.6% for the first nine months of 1998 from 7.1% for the comparable period in 1997. The increase of $1.0 million was primarily attributable Melcher's administrative expense of $216,000 in September, public company expenses of $160,000, costs related to pursuing other acquisitions of $154,000, higher depreciation expense of $113,000, and other operating costs aggregating $357,000, due to the growth in business volume, primarily in the first half of 1998.

    Administrative expense for the three months ended September 30, 1998 increased $372,000, or 21.6%, to $2.1 million from $1.7 million for the three months ended September 30, 1997. The increase is primarily due to the additional administrative expense of $216,000 related to Melcher, higher depreciation expense of $113,000, and higher other operating costs aggregating $333,000, which were partially offset by a decrease in employee performance bonuses of $290,000. As a percent of net sales, administrative expense increased to 8.8% for the third quarter of 1998 from 6.9% for the same period in 1997.

    ENGINEERING EXPENSE. Engineering expense increased $947,000, or 34.3%, to $3.7 million for the nine months ended September 30, 1998 from $2.8 million for the nine months ended September 30, 1997. As a percent of net sales, engineering expense increased to 5.0% for the first nine months of 1998 from 4.2% for the comparable period in 1997. Engineering expense for the three months ended September 30, 1998 increased $372,000, or 35.7%, to $1.4 million from $1.0 million for the three months ended September 30, 1997. As a percent of net sales, engineering expense increased to 5.9% for the third quarter of 1998 from 4.2% for the same period in 1997. These increases were mainly attributable to the Company's initiative to increase investment in research and development resources in the first half of 1998, and the addition of Melcher.

    QUALITY ASSURANCE EXPENSE. Quality Assurance expense increased $153,000, or 10.1%, to $1.7 million for the nine months ended September 30, 1998 from $1.5 million for the nine months ended September 30, 1997. As a percent of net sales, quality assurance expense decreased to 2.2% for the first nine months of 1998 from 2.3% for the comparable period in 1997. Quality assurance expense for the three months ended September 30, 1998 increased $91,000, or 19.1%, to $567,000 from $476,000 for the three months ended September 30, 1997. As a percent of net sales, quality assurance expense increased to 2.4% for the third quarter of 1998 from 1.9% for the same period in 1997. These increases were primarily due to higher quality assurance expense related to the Melcher acquisition and increased employee costs attributable to the additional demand for quality assurance resources created by the growth in business volume in the first half of 1998.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense increased $170,000, or 11.2%, to $1.7 million for the nine months ended September 30, 1998 from $1.5 million for the same period in 1997. For the three months ended September 30, 1998, amortization of intangibles expense increased $169,000, or 33.3%, to $677,000 from $508,000 for the comparable period last year. These increases were entirely attributable to the Melcher acquisition.

    INCOME FROM OPERATIONS. As a result of the items above, income from operations decreased $996,000, or 10.7%, to $8.3 million for the nine months ended September 30, 1998 from $9.3 million for the comparable period in 1997. As a percent of net sales, income from operations decreased to 11.3% for the first nine months of 1998 from 14.2% for the same period in 1997. For the three months ended September 30, 1998, income from operations decreased $3.6 million, or 91.7%, to $328,000 from $3.9 million for the comparable period in 1997.

    INTEREST EXPENSE. Interest expense decreased $2.4 million, or 82.3%, to $517,000 for the nine months ended September 30, 1998 from $2.9 million for the comparable period in 1997. For the three months ended September 30, 1998, interest expense decreased $584,000 to $332,000 from $916,000 for the same period last year. These decreases were primarily the result of the repayment of all bank borrowings under the Company's existing bank credit facility in the fourth quarter of 1997, with the net proceeds from the Company's initial public offering completed last year which were offset by borrowings in 1998.

    INTEREST INCOME. Interest income increased $1.3 million, to $1.3 million for the nine months ended September 30, 1998 from $19,000 for the nine months ended September 30, 1997. Interest income for the three months ended September 30, 1998 increased $335,000 to $343,000 from $8,000 in the same period last year. These increases are attributable to the interest income derived from investment of a portion of the net proceeds from the Company's initial public offering in short-term, interest bearing investment-grade financial instruments.

    OTHER EXPENSE, NET. Other expense, net, increased $43,000, to $31,000 for the nine months ended September 30, 1998 from other income, net, of $12,000 for the nine months ended September 30, 1997. Other expense for the third quarter of 1998 increased $162,000 to $187,000 from $25,000 in the comparable period last year. The majority of this increase, or $106,000, is related to Melcher.

    INCOME TAXES. The provision for income taxes increased to $2.6 million for the nine months ended September 30, 1998 from $1.7 million for the comparable period in 1997. The increase in income taxes reflects an increase in the effective tax rate to 29.2% for the first nine months of 1998 from 27.1% for the same period in 1997. This increase in the effective tax rate reflects the higher percentage of the Company's operating income that was generated from increased sales of high-range power products, primarily in the first half of 1998. High-range power products are primarily assembled and configured in the U.S. and Mexico, which have higher tax rates than the Company's Puerto Rico operations.

    The income tax provision for the three months ended September 30, 1998 decreased to a negative $135,000 from $882,000 for the same period in 1997. This decrease is due to a $333,000 reduction in tax provision related to purchase accounting adjustments for Melcher, with the balance attributable to a tax credit related to a pre-tax loss incurred by Power-One's U.S. operations in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company's balance of cash and cash equivalents was $11.6 million compared to $32.0 million at December 31, 1997, a decrease of $20.4 million, or 63.8%. Net cash provided by operating activities increased $15.5 million to $19.9 million for the nine months ended September 30, 1998, from $4.4 million for the nine months ended September 30, 1997. The increase to $19.9 million for the first nine months of 1998 was primarily due to higher net income, a decrease of $1.9 million in accounts receivable, a decrease of $7.3 million in inventories and a $2.1 million decrease in refundable income taxes, which were partially offset by a $863,000 decrease in accounts payable and a $664,000 decrease in accrued expenses.

    The decrease in accounts receivable is primarily attributable to a greater focus on improved collection efforts. The decrease in inventory at September 30, 1998, is primarily due to the Company's initiative to reduce inventory balances and improve inventory turnover. The decrease in accounts payable is due to the corresponding decrease in inventory along with additional discount terms offered by vendors. The decrease in accrued expense is primarily due to reduced management bonus accruals.

    Net cash used in investing activities increased $46.9 million to $49.3 million for the nine months ended September 30, 1998, from $2.4 million for the nine months ended September 30, 1997. The increase to $49.3 million for the first nine months of 1998 is primarily due to the acquisition of Melcher for $40.7 million, which is net of $2.7 million cash acquired. Also contributing to the increase were cash expenditures of $3.5 million for the new manufacturing facility in Mexico, as well as purchases of property, plant and capital equipment consistent with supporting business growth targets. Depreciation and amortization was $3.9 million for the nine months ended September 30, 1998, compared with $3.1 million for the nine months ended September 30, 1997. The Company anticipates that its total capital expenditures for 1998 will be approximately $11.3 million, of which approximately $5.3 million represents the cost of the new manufacturing facility in Mexico and $1.5 million the Oracle ERP system.

    Net cash provided by financing activities increased $7.1 million to $9.0 million for the nine months ended September 30, 1998, from a use of $1.8 million for the nine months ended September 30, 1997. The increase to $9.0 million for the first nine months of 1998 is primarily due to proceeds from borrowings of $10.0 million from the Company's revolving line of credit related to the Melcher acquisition.

    The Company's revolving line of credit in the U.S. bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. The Company's revolving lines of credit in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a premium ranging from 1.25% to 2.00%. As of September 30, 1998, $24.7 million was outstanding under the various credit agreements, and the Company was in compliance with all debt covenants. Borrowings are collateralized by substantially all of the Company's assets.

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

YEAR 2000 ISSUE

    What is now commonly known as "The Year 2000 Issue" ("Y2K") is primarily the result of computer systems and software programs being coded to accept two digit entries rather than four to define the applicable year. These computer systems and programs were designed and developed without consideration of the upcoming change in the century. For example, the year "00" may be recognized as 1900 instead of 2000 and, if not corrected, many computer applications could fail or create erroneous results.

    The Y2K issue creates risk for the Company from unforeseen problems with its own computer systems and software and from third party suppliers and customers with whom the Company deals on financial transactions. To address these risks, the Company established a task force in early 1998. The task force is currently performing a comprehensive review and is taking actions to ensure the internal readiness of its computer systems and software, its technical infrastructure, as well as embedded systems commonly found in manufacturing equipment such as microcontrollers. The review also includes assessments of the Company's products and the readiness of its key suppliers, subcontractors and customers to handle dates beginning with the year 2000. Based on assessments to date, the Company believes that its products are not date sensitive and that the likelihood of a material adverse impact on customers is remote.

    Although the Company's existing ERP system is not Y2K compliant, the new Oracle ERP system currently being implemented will remedy this issue as it is Y2K certified. The Oracle ERP system is planned to be in place by the start of the second quarter of 1999. In addition, should the Company's implementation of the Oracle ERP system be delayed, the Company has implemented a phased plan to further reduce business risk by modifying its existing system to be Y2K compliant. Phase one of this plan is currently underway and addresses databases in its existing ERP system related to future, date-sensitive financial information and reports; phase two of the contingency plan will be activated in the second quarter of 1999 should the implementation timetable of the Oracle ERP system be delayed, with remediation and testing efforts scheduled for completion by the end of the third quarter of 1999.

    Additionally, the Company has identified other software applications used by the Company and is modifying or replacing them in order to be Y2K compliant. Most of the Company's assessment efforts have been completed at this time and remediation and testing actions are either underway or in the planning stages and are on schedule.

    The overall costs to complete the Company's Y2K project are not expected to be material. The Company is on schedule to complete assessment, modifications and testing of its computer systems and software in 1998. The project is expected to be significantly completed by the end of the first half of 1999, which is prior to any anticipated impact on its operating systems.

    The Company may not be able to identify all Y2K problems before they occur or to successfully remedy any problems that it discovers. While the Company does not believe that Y2K related expenditures will have a material adverse effect on its business, if the necessary implementations and modifications are not made on a timely basis, the Y2K issue could have a material adverse effect on the Company's business, results of operations, cash flows or financial condition. Although the Company is in the process of receiving Y2K updates from key suppliers, subcontractors and customers and is currently assessing the risk that failure of their systems to be Y2K compliant may have a material adverse impact on the Company's business, there can be no assurance that their remediation efforts will lead to a successful functioning of their information systems and software and could result in a material adverse impact on the Company's operations and financial results. The Company is developing contingency plans to minimize potential disruptions to its business operations.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the ability of the Company to: (a) successfully identify and implement its various action plans related to obtaining synergies in sales, cost reductions and technology with respect to its recent acquisition of Melcher; (b) to successfully implement its Year 2000 corrective action plan; and (c) maintain existing and form new relationships with customers. Other risks and uncertainties include uncertainties relating to general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, electronics industry market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                           PART II--OTHER INFORMATION

    ITEMS 1 through 5--Not applicable

    ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    Exhibit 27--Financial Data Schedule

    (b) REPORTS ON FORM 8-K

    On August 31, 1998, the Company filed a report on Form 8-K which reported the acquisition of all of the outstanding capital stock and certain convertible loans of Melcher Holding AG.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 1998         POWER-ONE, INC.

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