Form 10-K405
period 1998-12-27
POWER ONE INC
filed 1999-03-29
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                            ------------------------

                          Commission File No. 0-29454

                                POWER-ONE, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                            77-0420182
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)             Identification No.)

          740 CALLE PLANO                           93012
       CAMARILLO, CALIFORNIA                     (Zip code)
  (Address of principal executive
             offices)

        Registrant's telephone number, including area code (805) 987-8741

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $83 million.

    As of March 15, 1999, 17,100,107 shares of the Registrant's $0.001 par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                              -----------
                                                         PART I

Item 1.      Business.......................................................................................           3
Item 2.      Properties.....................................................................................          15
Item 3.      Legal Proceedings..............................................................................          15
Item 4.      Submission of Matters to a Vote of Security Holder.............................................          16

                                                         PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........................          17
Item 6.      Selected Financial Data........................................................................          18
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operation...........          21
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.....................................          27
Item 8.      Financial Statements and Supplementary Data....................................................          28
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........          28

                                                        PART III

Item 10.     Directors and Executive Officers of the Registrant.............................................          28
Item 11.     Executive Compensation.........................................................................          29
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................          29
Item 13.     Certain Relationships and Related Transactions.................................................          29

                                                         PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................          29

Signatures..................................................................................................          31
Index to Financial Statements...............................................................................         F-1
Financial Statement Schedule................................................................................         S-1
Index to Exhibits...........................................................................................         S-2

    UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES HEREIN TO THE COMPANY OR POWER-ONE REFER COLLECTIVELY TO POWER-ONE, INC. AND ITS SUBSIDIARIES.

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

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the Company's 1999 annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

    Power-One is a leading designer and manufacturer of power supplies for electronic equipment manufacturers in the U.S. The Company manufactures a broad line of more than 1,450 high-quality brand name products that it sells to both distributors and OEMs who place a premium on quality, reliability and service. The Company's products are sold to an installed base of more than 10,000 customers in the communications, automatic test equipment, medical equipment, transportation, industrial and other electronic equipment industries. The Company's customers include OEM's which are industry leaders such as Cisco Systems, General Electric, Hewlett-Packard, Ericsson, Siemens, Teradyne and Texas Instruments. The Company is also a leading provider of power supplies to electronic distribution customers in the U.S., including Arrow/Pemco, Future Electronics, Kent Electronics, Pioneer Standard Electronics and Sterling/ Marshall Electronics. The Company was incorporated in Delaware in January 1996.

    On August 31, 1998, the Company acquired Melcher Holding AG ("Melcher") for $41.8 million, plus $1.6 million of transaction costs. Melcher, a company based in Uster, Switzerland, was founded in 1972 and primarily designs and manufactures high-reliability DC/DC power conversion products which it distributes throughout Europe and North America. Melcher has manufacturing operations in three European locations and sales and application engineering offices in seven European countries, the United States and Canada. With the acquisition of Melcher, the Company has added approximately 750 products to its portfolio, including standard DC/DC converters, application specific DC/DC converters, and telecom power systems. In addition to product expansion, Melcher also is expected to provide the Company with access to a significant merchant market in Europe, while Power-One foresees the same in North America for Melcher's products.

SUBSEQUENT EVENT

    On January 29, 1999, the Company acquired International Power Devices ("IPD") for $31.8 million less certain capitalized lease obligations and other indebtedness of IPD. In addition, the Company may pay up to $13 million earnout consideration to IPD's stockholders based upon IPD's attaining certain defined operational performance objectives through March 31, 2000. IPD, a Boston-based company, is a leading supplier of over 1,000 high-density and general-purpose DC/DC converters and ring generators which it distributes primarily throughout North America. IPD's major customers include Cisco, Bay Networks, Nortel and Hewlett-Packard. As part of the acquisition, the Company acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China.

INDUSTRY AND MARKET OVERVIEW

    The Company operates primarily in one industry segment which includes the design, development and manufacturing of AC/DC and DC/DC power supplies for the commercial electronics industry. Power supplies perform many essential functions relating to the supply, regulation and distribution of electrical power within electronic equipment. Electronic systems require a precise and constant supply of electrical power at one or more voltage levels. Traditional power supplies, known as AC/DC, convert alternating current ("AC") from a primary power source, such as a utility company, into a precisely controlled direct current ("DC"). Virtually every electronic device that plugs into an AC wall socket requires some type of AC/DC power supply. DC/DC converters modify one DC voltage level to other DC levels to meet the needs of various electronic subsystems and components. Power supplies are also used to regulate and monitor voltages to protect the electronic components from surges or drops in voltage, to perform functions that prevent electronic equipment from being damaged by its own malfunction, or to provide back-up power if a primary power source fails.

    The Company's industry consists of merchant manufacturers like the Company who design and manufacture power supplies for use by others and captive manufacturers who design and manufacture power supplies in-house for use within their own products.

    The Company is benefiting from the proliferation of electronic products and services, from the increasing demand for electronic equipment and from the shorter product life cycles brought about by today's changing technology.

    For information regarding revenues and long-lived assets by geographical location, see Note 13 in Notes to the Consolidated Financial Statements presented in Item 8 of this report.

PRODUCTS

    The Company's products include standard, modified standard, custom, and a unique modular line of high-range power supplies. Standard power supplies can be used for many different applications by a wide range of customers without modification. Standard power supplies require no up-front engineering charges or minimum order quantities and are readily available, allowing customers to reduce their time-to-market for new products. In addition, standard products have lower risks associated with technology, production ramps, and a customer's product. Modified standard power supplies are altered to meet more specific power supply needs without changing the basic product architecture. Modified standard products are characterized by short lead times, low up-front engineering costs, and small minimum-order quantities.

    The Company has developed its extensive catalog of power supply products over the past 26 years. The Company produces over 1,450 standard and modified standard power supplies and converters, as well as unique modular power supplies that the Company has sold in over 1,700 configurations. All of these products are sold under the Power-One or Melcher brand names. Power-One offers products which cover a broad range of applications, from 1 to 300 watts for DC/DC converters and from 5 to 4,000 watts for AC/ DC power supplies.

    The Company's products are divided into the following main categories:

    LINEAR. Power-One is an industry leader in standard linear AC/DC products, having manufactured linear products since the Company's founding in 1973. Linear products offer low noise and very reliable voltage regulation specifications, characteristics required for specialized applications such as analog to digital converters and operational amplifiers used in the instrumentation industry. Although certain applications that require low noise, such as high precision medical equipment, will most likely continue to use linear products, the Company expects sales of linear power supplies, which accounted for approximately 17% of its revenues in 1998, to decline slightly in the coming years as customers redesign their products to use switching power supplies.

    LOW-POWER AC/DC SWITCHERS. The Company's low-power AC/DC switchers use enhanced, smaller components and a high quality regulation circuitry which allows the product to work in a broad range of applications. These products use a universal input voltage circuit which automatically determines if the AC line is 110 or 220 volts, allowing the products to be used worldwide without modification. In 1997 Power-One introduced a new generation of low power switchers which are targeted to its higher volume customers and the communications markets. This new series complies with European standards and allows more power to be taken from a standard AC wall outlet. This series has seen good growth and many designs use this as a platform for modified standard products.

    MID-POWER AC/DC SWITCHERS. Power-One's mid-power AC/DC switchers are configured at the Company's factories into a broad array of voltage and current combinations, making them ideal for those customers requiring quick turnaround without incurring charges for custom development. In the mid-1990's, the Company began shipping a new line of dedicated, non-modular products to provide its customers with additional low-cost alternatives within the mid-range power area as well as expanding the mid-power line's features and options. In 1998, the Company added a new line in the mid-power product area to address a lower wattage market.

    HIGH-POWER AC/DC SWITCHERS. The Company's high-power switchers were one of the industry's first modular products within the high-power range. The Company has been able to meet almost all of its customers' high-power requirements with its modular high-range power line. The Company has expanded the upper end of its high-power AC/DC switchers power range from 2,500 watts to 4,000 watts.

    LOW-POWER DC/DC CONVERTERS. Power-One manufactures over 80 different types of DC/DC converters that range in power from 1-30 watts. Through its acquisition of Melcher, Power-One added to its product line approximately 750 DC/DC models with power ratings up to 180 watts, which the Company believes gives it one of the largest portfolios of DC/DC converters in the world. DC/DC converters can be categorized into three basic markets: High-Reliability; Industry-Standard Board Mount; and High Density Converters ("HDC"). Melcher offers the High-Reliability products to the transportation and telecom markets, and Power-One offers Industry-Standard Board Mount products to the general electronics industry. Unlike AC/DC products, many DC/DC converters in the latter two categories (Industry-Standard and HDC) are typically compatible with power supplies manufactured by others and can often replace competitors' DC/DC products

    CUSTOM PRODUCTS. Power-One designs and manufactures custom products for select OEM customers to meet unique requirements in size, wattage or configuration. Custom products are characterized by long lead times of 4 to 14 months from initial prototype to full production, significant up-front engineering costs, and relatively high volume production requirements. The volume of a custom product run must be sufficiently large to offset the tooling and design charges incurred in association with the customization. While Power-One emphasizes standard products, the Company believes its large technology base of standard products and standard circuit designs can be used as "platforms" to allow the Company to quickly and effectively address the needs of the "custom" market.

CUSTOMERS

    The Company sells its power supplies to OEMs and distributors and, indirectly through its distributors, to over 10,000 customers.

    The percentage of products sold by the Company to distributors and OEM customers in 1996, 1997 and 1998 is as follows:

                                                                              1996         1997         1998
                                                                              -----        -----        -----
Distributors.............................................................          51%          44%          39%
OEM Customers............................................................          49%          56%          61%

    Power-One's sales to OEMs have increased compared to sales to distributors because the Company has focused on selling to OEM customers, primarily in high-growth industries. In addition, 92% of Melcher's sales in 1998 were to OEMs. The Company sells its products to OEM customers in the communications, automatic test equipment, medical equipment, and industrial markets.

    The Company does not rely on any one customer or industry for the majority of its sales. Teradyne, which accounted for 8% of the Company's net sales in 1996, 15% in 1997 and 13% in 1998, and Cisco, which accounted for 11% of net sales in 1997, are the only OEM customers to account for more than 10% of the Company's net sales in any year since 1995. The Company's top 25 OEM customers accounted for approximately 41% of the Company's total sales in 1998.

    The Company's top 25 OEM customers include Cisco, Ericsson, General Electric, Hewlett-Packard, Siemens, De TeMobile, Teradyne, Texas Instruments and Unisys. Sales in 1997 and 1998 were to the following markets:

MARKETS(1)                                                                           1997         1998
--------------------------------------------------------------------------------     -----        -----
Communications..................................................................          30%          29%
Automatic Test Equipment/Semiconductor Equip....................................          32%          23%
Industrial......................................................................           9%          14%
Computer and Other..............................................................          11%          13%
Medical Equipment...............................................................          12%          10%
Transportation..................................................................          --%           7%
Retail Equipment/Gaming.........................................................           6%           4%

------------------------

(1) The Company keeps track of its sales through distributors only to the distributors' larger customers. To calculate its total sales by market, the Company has assumed that sales to its distributors' smaller customers from each market listed above occur in the same proportion as sales to such distributors' larger customers.

    The Company has found that OEMs generally prefer not to change suppliers once a power supply has been designed into a product, because such change often requires time-consuming and costly re-testing and re-certification by one or more regulatory agencies. It is also very difficult for another manufacturer to precisely replicate a power supply unit which is already incorporated into a product. Thus, once the Company has supplied an end-user with a quality product, the Company is usually able to retain the customer for the duration of the life-cycle of that customer's particular product.

SALES AND MARKETING

    At December 31, 1998, Power-One's domestic sales department consisted of 25 professionals, including eight regional sales managers strategically located across the country, two strategic account managers, three product line managers and a comprehensive technical support and service staff. The Company's European sales department consisted of 59 professionals located in six sales offices in Switzerland, Germany, France, England, Italy, and the Netherlands. The European sales force is supported by a technical team, four product managers and service staff located in Switzerland and Germany. Both Power-One's and Melcher's sales departments sell the Company's products to distributors and OEMs.

    OEM AND STRATEGIC ACCOUNT SALES. The Company also utilizes manufacturers' representatives, who are indirectly managed by Power-One's regional managers, to sell its products to OEMs. The Company believes that it is the only power supply manufacturer represented by the majority of its manufacturers' representatives. The Company's manufacturers' representatives cover the United States, Eastern Europe, Northern Europe, the Middle East, Asia, Africa and Australia. In 1997, the Company formed a strategic accounts program that specifically targets existing and potential OEM customers who are leaders in high-growth industries and who the Company believes could order over $3 million of power supplies annually. The Company expects that its sales to OEM's will increase in the future as it increasingly emphasizes sales to strategic accounts.

    SMALL ACCOUNT SALES BY INDUSTRIAL DISTRIBUTORS. Power-One believes it has one of the largest domestic distribution networks in the power supply industry. The Company has contracts with over 30 distributors with locations in more than 160 cities worldwide. Over twenty of the distributors are located in the U.S. and, collectively, have branches throughout the U.S. and Canada. Many of these distributors have been selling Power-One's products for over 10 years. Power-One believes that its distribution network is enhanced by customer loyalty to the Power-One brand and the Company's wide range of standardized products. Sales to the Company's largest distributor, Pioneer Standard Electronics, accounted for 15%, 12% and 8% of the Company's net sales in 1996, 1997 and 1998, respectively. As was noted earlier, this is primarily the result of the Company's focus on selling to its OEM customers, as well as due to the acquisition of Melcher. No other distributor accounted for more than 10% of the Company's annual net sales during the last three years. Pioneer has distributed Power-One's products for more than ten years.

    ADVERTISING. Power-One's advertising and promotional programs have helped the Company achieve what it believes is one of the most recognized brand names in the power supply industry. The Company regularly advertises in a variety of industry journals and through press releases, direct mail programs and catalogs. Advertising and promotion expenses have historically been approximately 0.75% of net sales. The Company maintains an Internet web site at "www.power-one.com," which features "PROBE," an interactive search engine that helps customers select the right power supply depending on their application needs. The web site also features a technical reference section, regulatory agency specifications, application notes and a corporate overview section.

RESEARCH AND DEVELOPMENT; ENGINEERING

    The Company's product research and development consists of 118 full-time employees located in Camarillo, Zurich, Ireland, Mexico and the Dominican Republic. The Company's research and development department primarily develops new standard power supply products, as well as modifications and improvements for existing products. Within its target markets, the Company strives to expand the number of products using its power supplies by approaching current and potential customers and discussing their future product directions and requirements. The Company also directs its engineering activities toward creating custom products. Additionally, Power-One focuses its research activities on improving power conversion efficiency, reducing product and component costs, improving manufacturability, reducing product size, and implementing new manufacturing processes.

MANUFACTURING

    A typical power supply consists primarily of a printed circuit board, electronic components, transformers and other electromagnetic components, and a sheet metal chassis. The production of the Company's power supplies entails the assembly of circuit boards using pin-through-hole and automated surface mount interconnection. With the acquisition of Melcher, further progress has been made in the field of planar magnetics and the production of integrated hybrid circuits with both thin-wire and thick-wire bonding of semiconductors and application specific integrated circuits ("ASICS").

    Power-One manufactures and assembles its products primarily at its facilities in Slovakia, the Dominican Republic and Mexico. The Company typically manufactures and assembles most of its high-reliability DC/DC products in Slovakia; low-range power products in the Dominican Republic; and the majority of its remaining products in Mexico. The Company assembles its high-power products at its Camarillo and Puerto Rico facilities and its high-reliability DC/DC racks at its facilities in Switzerland. The Company also performs some light manufacturing in Ireland and in Puerto Rico, but the Company utilizes its Puerto Rican facility primarily as a distribution center.

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

QUALITY MANAGEMENT

    Quality products and responsiveness to the customer's needs are of critical importance in Power-One's efforts to compete successfully. The Company strives for continuous improvements in its processes, products and services. The Company's Camarillo facility is certified to ISO 9001, and its foreign locations are certified to ISO 9002. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

SUPPLIERS

    Power-One typically designs products using components readily available from several sources and attempts to avoid components that are only attainable through one source. Although some components are sourced from only one manufacturer, raw materials are generally available in large quantities from a number of different suppliers. The Company has a number of volume purchase agreements ("VPAs") with selected suppliers of key items such as wire, fuses, resistors, connectors, capacitors, sheet metal and semiconductors. The use of VPAs, typically 12 to 18 months in duration, is designed to provide Power-One constant availability of required supplies, thereby reducing inventory expense and producing substantial cost savings from volume discounts. The Company has never had a significant supply shortage that has materially adversely affected the Company. There can be no assurance, however, that such a supply shortage will not occur in the future, particularly as the expanding electronics industry increases demand for supplies.

MANAGEMENT INFORMATION TECHNOLOGY

    Management information systems include various databases to measure and improve delivery, process yields, quality and reliability, designs and performance. The Mexico and Camarillo facilities are fully integrated, while the Caribbean and Camarillo operations are partially integrated. Manufacturing software is used in conjunction with MRP II. A wide area communications network is installed in all manufacturing facilities, and the Company continues to assess and upgrade its WAN infrastructure to allow for more efficient communications between facilities. Video conferencing has recently been added between Camarillo, Mexico and Switzerland.

    The Company is currently in the process of replacing its Enterprise Resource Planning ("ERP") system with a fully integrated Year 2000 certified system to be in place systemwide by the end of 1999. The Company anticipates that the total cost of implementing this new system will be approximately $4.3 million. The key objectives of the new ERP systems software are to further improve the Company's IT infrastructure by providing management with the tools available in a new generation of systems software to facilitate rapid information retrieval, allow for flexibility in modifications related to business growth, facilitate business systems integration of acquired companies, provide a clear audit trail detailing the source of information, and be fully Year 2000 compliant and certified.

    The Company's project of converting to the Oracle ERP system is on schedule and is slated for implementation in the second quarter of 1999.

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

    The Company's plan for compliance with Year 2000 issues consists of five phases: Awareness, Assessment, Renovation, Validation, and Implementation.

    An awareness campaign has been conducted and a Year 2000 strategy has been developed with the full support of the executive management team. Core business areas and processes have been assessed and Y2K project coordinators assigned to identify, prioritize, and mobilize needed resources. Affected applications, databases, and related system components have been selected for conversion, replacement, or elimination. Compliance plans and schedules have been implemented for validation and testing including a careful review of warranties for Y2K compliance of network applications and utilities. Currently the Company is developing a schedule for the implementation of all converted or replaced applications and system components.

    The Y2K issue creates risk for the Company from unforeseen problems with its own computer systems and software and from third party suppliers and customers with whom the Company deals on financial transactions. To address these risks, the Company established a task force in early 1998. The task force is currently performing a comprehensive review and is taking actions to ensure the internal readiness of the Company's computer systems and software, its technical infrastructure, as well as embedded systems commonly found in manufacturing equipment such as microcontrollers. The review also includes assessments of the Company's products and the readiness of its key suppliers, subcontractors and customers to handle dates beginning with the year 2000. The Company has received survey responses from approximately 75% of its critical suppliers indicating Y2K awareness as well as their intent to be fully Y2K compliant and certified by year-end 1999. The Company expects the balance of critical vendors to provide survey responses by the third quarter of 1999. The Company also believes, based on its assessments, that its products are not date sensitive.

    Although the Company's existing ERP system is not Y2K compliant, the Company's new Oracle ERP system is Y2K certified. Should the Company's implementation of the Oracle ERP system be delayed, the Company has implemented a two-phased plan to further reduce business risk by modifying its existing system to be Y2K compliant. Phase one of this plan has been completed which addresses databases in its existing ERP system related to future, date-sensitive financial information and reports; phase two of the contingency plan is currently underway. This phase will cover and correct what is deemed to be historic data in the legacy system, with remediation and testing efforts scheduled for completion by the end of the third quarter of 1999.

    Additionally, the Company is modifying or replacing, as necessary, other software applications in order to ensure that they are Y2K compliant. The Company currently maintains vital project statistics on a non-compliant intranet database. This database has been converted, tested, and implemented using a Y2K compliant solution. A second critical database used to track and analyze product performance is currently in an acceptance testing phase and is expected to be fully operational early in the second quarter of 1999. Most of the Company's assessment efforts have been completed at this time and remediation and testing actions are either underway or in the planning stages and are on schedule.

    The overall costs to complete the Company's Y2K project are not expected to be material. The Company is on schedule to complete assessment, modification and testing of its computer systems and software in 1999 and expects to complete substantially all of its Year 2000 project by the end of September 1999, before any anticipated impact on its operating systems.

    The Company may not be able to identify all Y2K problems before they occur or to successfully remedy any problems that it discovers. While the Company does not believe that Y2K related expenditures will have a material adverse effect on its business, if the necessary implementations and modifications are not made on a timely basis, the Y2K issue could adversely effect the Company's business, results of operations, cash flows or financial condition. The Company is developing contingency plans to minimize potential disruptions to its business operations.

    In addition, the Company's suppliers and customers, or the distributors and manufacturers' representatives with which it does business, may be adversely affected by the Year 2000 issue. The Company believes that the most significant adverse effect of the Year 2000 problem on its business would be that some of the Company's smaller and less relied upon suppliers and customers may not be Y2K compliant thereby resulting in the delay of receipt of materials and delayed fulfillment of customers' orders.

BACKLOG

    Sales are made pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on hand having delivery dates scheduled within the next six months. The Company's combined backlog on December 31, 1998 was $26.0 million as compared to $32.2 million on December 31, 1997, or a decrease of 19.3% Although customers may cancel or reschedule deliveries without penalty, the Company's backlog has historically been a reliable indicator of future financial results. The Company does not expect backlog to be as reliable an indicator in the future as customers switch more orders to just-in-time deliveries. As a result, backlog may decrease even if sales increase.

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

INTELLECTUAL PROPERTY MATTERS

    Certain equipment, processes, information and knowledge developed by Power-One and used in the design and manufacture of its products are regarded as proprietary by the Company. The Company relies on a combination of trade secret and other intellectual property laws, confidentiality agreements executed by most of its Camarillo employees, and other measures to protect its proprietary rights. Power-One currently holds 20 issued patents most of which are protected in more than one country. The Company also has various patents pending as well as four trademarks. Through Melcher, the Company holds an additional ten patents most of which are registered in key European countries such as Germany, England, Switzerland, France, Italy and Sweden, as well as the United States, Canada, and Japan. The remaining terms of these patents vary with the earliest expiring in 2003. In addition, the names "Melcher" and "Melcher The Power Partners" are protected under the trademark laws of various European countries, the U.S., Canada and Korea.

    Many of the Company's low-power DC/DC converters are manufactured under a license from Calex which was entered into in 1996. Under the license agreement Power-One, subject to certain exceptions and Calex's right to manufacture its own products, received the exclusive right through 2001, which extends to 2006 if the Company is not in default, and a non-exclusive right after 2001, to manufacture all Calex standard DC/DC products of less than 60 watts as well as all new standard DC/DC products of less than 60 watts that may be developed prior to the end of 2001 by Calex. The Company paid a fixed royalty for the first three years of the license and has no further payment obligations. Calex also has obtained the right to purchase materials from the Company's suppliers and pays the Company a royalty on such purchases. Since the technology acquired as a result of the license agreement is substantially similar to the product lines acquired as a result of the IPD acquisition, the Company will take a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the license in fiscal year 1999. See "Notes to Consolidated Financial Statements--Note 16."

EMPLOYEES

    At December 31, 1998, the Company had a total of 1,841 full-time employees, of whom 203 were employed in California, 29 were employed in Puerto Rico, 593 were employed in Mexico, 675 were employed in the Dominican Republic, and 341 were employed in Europe.

    The Company believes that its continued success depends, in part, on its ability to attract and retain qualified personnel. The Company considers its relations with its employees to be good. None of the Company's employees is represented by a union.

                                  RISK FACTORS

OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY OUR FAILURE TO ANTICIPATE CHANGES IN TECHNOLOGY.

    Because we have many customers in the electronic equipment industry, the factors and economic trends that affect these companies also affect our business. Companies in the electronic equipment industry and many of our other customers must continuously develop new products to respond to rapid changes in technology. Consequently, many of their products quickly become obsolete. In addition, because consumer demand for our customers' products fluctuates frequently and their industries are highly competitive, these companies must continuously develop and produce higher-performance products at lower prices. To respond to the needs of our customers, we must also continuously develop new and more advanced products for lower prices. Our inability to assess properly developments in our customers' industries or to anticipate the needs of our customers could cause us to lose some or all of these customers and prevent us from obtaining new customers. In addition, as the complexity of technology increases, we may find it more difficult to develop new products and to introduce them quickly and on schedule, and our customers may not accept any new products that we introduce. If we cannot maintain or increase our customer-base, our business will be adversely affected.

WE RELY ON A FEW MAJOR CUSTOMERS AND DISTRIBUTORS FOR A LARGE PART OF OUR
  BUSINESS.

    A few customers account for a large proportion of our net sales each year. During 1998, our top customer accounted for approximately 13% of our net sales. We do not contractually obligate our customers to buy our products. If we lose one of these customers, or if one of them reduces or cancels an order, our net income and EBIDTA could decrease significantly. In addition, we could lose one or more of our distributors if they decide not to distribute our products or merge with another distributor that distributes competing products. If we lose a distributor and the end-users of our products do not continue ordering our products through a different distributor or directly from us, our sales could decrease, and our financial condition could be adversely affected.

CANCELLATIONS, REDUCTION OR DELAYS IN PURCHASE ORDERS COULD CAUSE OUR QUARTERLY
  RESULTS TO FLUCTUATE.

    We do not obtain long term purchase orders or commitments from our customers, and customers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in orders could substantially reduce our backlog and adversely affect our net sales, gross profit and operating results, especially if we are unable to replace such orders. We attempt to estimate future revenues to determine the mix of products to manufacture, the timing of our production schedules, personnel needs, inventory and our use of other resources. Our expense levels are partially based on expected future revenues and are relatively fixed once set. Therefore, fluctuations in sales (particularly if customers cancel, postpone or delay sales or sales fail to meet our expectations) may adversely impact our operating results. Furthermore, operating results that are below the expectations of securities analysts and investors may adversely affect the price of our common stock.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO FLUCTUATIONS IN FOREIGN CURRENCY
  EXCHANGE RATES.

    Some of our revenues and a large part of our labor costs are denominated in currencies such as the Mexican peso, Dominican Republic peso, Swiss franc and Slovakian krone, and some of our materials costs are denominated in Asian and European currencies. Fluctuations in the value of the U.S. dollar relative to foreign currencies will affect our cost of goods sold and operating margins and could cause us to incur exchange losses. We cannot predict foreign currency fluctuations. Historically, we have not hedged against any of these currency exchange rate risks.

WE HAVE NOT PROVIDED FOR UNITED STATES FEDERAL AND STATE INCOME TAX THAT WE
  WOULD BE REQUIRED TO PAY IF WE REPATRIATE EARNINGS FROM OUR PUERTO RICAN OPERATIONS.

    We do not pay U.S. federal or state income taxes on earnings from our Puerto Rico operations as long as we do not repatriate the earnings. As of December 31, 1998, our Puerto Rican subsidiary had accumulated unremitted earnings of approximately $10.3 million. If we decide to bring these funds into the U.S., we will have to pay U.S. taxes on them at the normal rates. We have not provided for the state and federal taxes that we would be required to pay.

INTERRUPTIONS OR DELAYS IN OBTAINING COMPONENTS FOR OUR PRODUCTS COULD IMPAIR
  OUR BUSINESS.

    We depend on suppliers of the components that we use in our products to make timely shipments. We typically use a primary source of supply for each component. It could take a long time to establish alternate sources of supply, and we could experience supply shortages. In cases where we source several components from only one manufacturer, any interruption in supply could seriously impair our business. Any shortages or price increases of particular components could increase product delivery times and manufacturing costs and reduce our gross margins. We could also lose a substantial amount of business due to product shipment delays caused by supply shortages. In either case, our financial condition would be adversely affected. The electronic equipment industry has been experiencing significant growth. If the electronic equipment industry continues to realize increased growth in the future, causing a shortage of components and price increases, our financial condition could be adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR SENIOR MANAGEMENT AND TO
  ATTRACT AND RETAIN KEY TECHNICAL PERSONNEL.

    We believe that our success depends on our ability to retain our senior management. The loss of one or more members of our senior management could adversely affect our business and financial results. We also believe that our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide. If we cannot attract and retain qualified management or highly technical personnel, our business will be adversely affected.

IF WE ARE REQUIRED TO INCREASE OUR MANUFACTURING CAPACITY OR FAIL TO ANTICIPATE
  MANUFACTURING ADVANCES, OUR FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

    If we need to increase our manufacturing capacity, we may need a substantial amount of additional capital, and we may not be able to raise such funds on terms that we find acceptable. In addition, expanding manufacturing capacity generally increases our fixed costs, and our future profitability and gross margins will thus depend on our ability to utilize our increased manufacturing capacity effectively. Manufacturing technology in our industry is becoming increasingly automated. If we do not adequately anticipate technological advances in manufacturing processes (for example, surface mount technology) or identify and implement advanced manufacturing equipment and processes in a timely fashion, our financial condition could be adversely affected. Even if we are able to implement technologically advanced manufacturing processes, we may not be able to produce commercially successful products.

SYSTEMS FAILURES DUE TO HARDWARE OR SOFTWARE FAILURES OR THE YEAR 2000 PROBLEM
  COULD ADVERSELY AFFECT OUR BUSINESS.

    We do not expect to complete the integration of our new Oracle ERP system until at least the end of 1999. Computer software or hardware problems resulting from the implementation or failure to achieve the anticipated results could adversely affect orders and customer deliveries, harming our financial condition.

    Many existing computer systems and software programs are coded to accept two digit entries rather than four to define the applicable year. These systems may, for example, recognize the year "00" as 1900 instead of 2000. If computer-users do not correct the problem, many systems and computer applications could fail or create erroneous results. Consequently, we may experience unforeseen problems with our internal computer systems and with some of our suppliers and customers whose computer systems are not Year 2000 compliant. We are assessing the readiness of our software, embedded systems and internal computer systems and of our key suppliers', subcontractors' and customers' software and systems to handle dates beginning with the Year 2000. Based on our assessments to date, we believe that our products are not date sensitive and will not be affected by this problem. We also believe that we will successfully implement any necessary changes to our systems to address these issues at a cost that will not materially affect our operating results. These changes could, however, cost more and take longer to implement than we currently expect, which could adversely affect our business, results of operations, cash flows or financial condition. We also may not be able to identify all problems related to this issue before they occur or to remedy all of the problems that we discover, and our key suppliers, subcontractors and customers may not be able to remedy their problems successfully.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD SERIOUSLY DAMAGE OUR
  BUSINESS.

    We currently rely upon a combination of patents, trademarks and trade secret laws to protect our proprietary rights in our products. We devote substantial resources to establish and protect our proprietary rights. Our competitors may, however, misappropriate our technology, or independently develop technologies that are as good or better than ours. Additionally, the laws of some foreign countries do not protect our proprietary rights as much as U.S. laws. We currently have several patents and may apply for additional patents, but the U.S. Patent and Trademark Office may reject some or all of our patent applications. Some or all of the patents that the U.S. government issues to us may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop. Furthermore, our competitors may challenge or circumvent our patents, and some of our patents may be invalidated. If we have to initiate or defend against a patent infringement claim in the future to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our financial condition.

STEPHENS GROUP, INC. MAY BE ABLE TO CONTROL OUR MANAGEMENT, OPERATIONS AND
  AFFAIRS.

    Stephens Group, Inc., its employees, affiliates and certain other associated investors (collectively, the "Stephens Investors") own approximately 39.5% of our outstanding common stock. Stephens and most of its affiliates have contributed their shares of our common stock to a voting trust, which must vote the shares "for" or "against" proposals submitted to our stockholders in the same proportion as votes cast "for" and "against" such shares by all other stockholders. As long as these shares are held in the voting trust, Stephens cannot control our business. If Stephens, however, decides to terminate the voting trust agreement, depending on the number of shares voted on a particular matter, Stephens could effectively be able to elect our entire Board of Directors, approve any action requiring stockholder approval (except as provided by law) and control our management, operations and affairs. If Stephens terminates the voting trust, it would no longer be able to make a market in our common stock.

CHANGES IN PRODUCT CERTIFICATION STANDARDS COULD REQUIRE US TO MODIFY OUR
  PRODUCTS AND INCUR SUBSTANTIAL COSTS.

    Agencies in various countries, including the U.S., Canada, Germany and the United Kingdom, certify our product standards. If we fail to comply with any of these standards, demand for our products could decrease, forcing us to modify our existing products or develop new products. Having to modify products or develop new products could delay sales and cause us to incur substantial costs, which could adversely our financial condition.

ITEM 2--PROPERTIES

    The Company's significant facilities, some of which are leased by the Company, are summarized as follows:

                                                                            APPROXIMATE
           FACILITY                          PRIMARY ACTIVITY              SQUARE FOOTAGE   EXPIRATION OF LEASE
-------------------------------  ----------------------------------------  --------------  ----------------------
Camarillo, California            Administration, Research and                    98,000    August 2004
                                   Development, Manufacturing, Sheet
                                   Metal Fabrication, Central Storage,
                                   Marketing and Sales
Santo Domingo, Dominican         Low Power Manufacturing and Assembly            65,000    January 2000(1)
  Republic
Isabela, Puerto Rico             Assembly and Administration                     46,000    March 2003
San Luis, Mexico                 Manufacturing and Assembly                      33,000    July 1999(2)
San Luis, Mexico                 Manufacturing and Assembly                      11,000    May 1999(3)
San Luis, Mexico                 Manufacturing and Assembly                      22,000    May 1999(3)
San Luis, Mexico                 Manufacturing and Assembly                     110,000    Company owned
Uster, Switzerland               Assembly and Administration                     29,000    Company owned(4)
Dubnica nad Vahom, Slovakia      Manufacturing and Assembly                      36,000    Company owned
Uster, Switzerland               Manufacturing and Assembly                      26,000    March 2005(5)
Limerick, Ireland                R&D, Assembly and Administration                 9,000    September 2000(6)

------------------------

(1) Subject to the Company's three consecutive two-year renewal options.

(2) Subject to the Company's three consecutive one-year renewal options.

(3) Subject to an option for one additional year.

(4) Although the building is company-owned, the land of approximately 34,000 sq. ft. is leased from the Uster municipality for a period of 70 years with the lease ending June 30, 2050.

(5) Subject to automatic renewal; notice period 24 months.

(6) Subject to an option for five additional years; 4,500 sq. ft. are sublet subject to a notice period of 12 months

    The Company completed construction of a new 110,000 square foot manufacturing facility in San Luis, Mexico in December 1998. The Company expects to transfer all manufacturing, assembly and administrative activities in San Luis to the new facility by the end of the first quarter of 1999.

    The Company believes its existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3--LEGAL PROCEEDINGS

    The Company is involved in routine litigation arising in the ordinary course of its business. While the outcome of lawsuits against the Company cannot be predicted with certainty, in the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the second quarter of the fiscal year ended December 31, 1998, at the Company's annual meeting of stockholders, the stockholders voted to elect Steven
J. Goldman and Albert Y.C. Yu as directors of the Corporation, ratify Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year and approve an amendment to the Company's 1996 Stock Incentive Plan. Of the 17,059,585 shares outstanding and entitled to vote at the meeting, 13,927,832 shares were present in person or by proxy. With respect to each of these matters: 13,918,332 shares voted for each of Messrs. Goldman and Yu as directors; 13,313,106 shares voted to ratify the appointment of Deloitte & Touche as the Company's independent auditors, 611,901 voted against the appointment of Deloitte & Touche and 2,825 abstained; and 11,086,882 shares voted for the amendment to the Company's stock incentive plan, 1,435,488 shares voted against the amendment and 4,000 abstained.

ITEM 4 (A)--EXECUTIVE OFFICERS

    Set forth below is certain information concerning the executive officers of the Company.

NAME                                  AGE(1)                                    POSITION
----------------------------------  -----------  ----------------------------------------------------------------------
Steven J. Goldman.................          41   President, Chief Executive Officer and Chairman of the Board
Eddie K. Schnopp..................          40   Sr. Vice President--Finance, Chief Financial Officer and Secretary
Dennis R. Roark...................          52   Executive Vice President and Chief Technology Officer
Brad W. Godfrey...................          39   Sr. Vice President, Operations
David J. Hage.....................          52   Sr. Vice President, Sales and Marketing
Donna M. Koep.....................          38   Sr. Vice President, Human Resources
John A. Martins...................          39   Vice President, Quality Assurance

------------------------

(1) As of March 29, 1999.

    STEVEN J. GOLDMAN. Mr. Goldman, who joined the Company in 1982, became the President and Chief Executive Officer of the Company in 1990 and was named Chairman of the Board in February 1997. He received his B.S. degree in electrical engineering from the University of Bridgeport and his M.B.A. degree from Pepperdine University's Executive program. Mr. Goldman is a contributing member and co-membership chairman of the San Fernando Valley Chapter of the Young President's Organization.

    EDDIE K. SCHNOPP. Mr. Schnopp, who joined the Company in 1981, was appointed Vice President of Finance and Logistics of the Company in 1993 and Secretary and Chief Financial Officer of the Company in 1995. He was appointed Sr. Vice President, Finance, Chief Financial Officer and Secretary in February 1999. He received his B.S. degree in Accounting from California State University Northridge. Mr. Schnopp is married to Ms. Koep.

    DENNIS R. ROARK. Mr. Roark, who joined the Company in 1988, was appointed Executive Vice President of the Company in 1990. He was appointed as Chief Technology Officer in February 1999. Before joining Power-One, Mr. Roark co-owned and managed California D.C. Power Supplies, Inc., a designer and manufacturer of power supplies. He received his B.S. degree in Engineering from California Polytechnic University-Pomona.

    BRAD W. GODFREY. Mr. Godfrey, who joined the Company in 1988, was appointed Vice President of Worldwide Manufacturing for Power-One in 1993. He was appointed Sr. Vice President, Operations in February 1999. Before joining Power-One, Mr. Godfrey owned Reflections Manufacturing, a furniture and glass manufacturing company in Canada.

    DAVID J. HAGE. Mr. Hage was appointed Vice President of Sales and Marketing when he joined the Company in 1993. He was appointed Sr. Vice President, Sales and Marketing in February 1999. Before joining Power-One, Mr. Hage was the Executive Vice President of Power Convertibles Corporation, a subsidiary of Burr/Brown, Inc. His previous experience includes Marketing Manager of International Electric Utility and Field Systems Support Manager at Honeywell, and Director of Marketing Systems and Director of Marketing Planning at SGS-Thomson Semiconductors. Mr. Hage received his B.S. degree in Electrical Engineering from Northern Arizona University and his M.B.A. degree from Arizona State University.

    DONNA M. KOEP. Ms. Koep, who joined the Company in 1978, was appointed Vice President of Human Resources for the Company in 1995. She was appointed Sr. Vice President, Human Resources in February 1999. Ms. Koep is married to Mr. Schnopp.

    JOHN A. MARTINS. Mr. Martins joined the Company in 1992 as the Director of Quality Assurance and was appointed Vice-President of Quality Assurance in 1995. Before joining the Company, Mr. Martins was Director of Quality Assurance for Deltec and PowerMate. He received his B.S. degree in Industrial Engineering from New Jersey Institute of Technology and is certified as an ISO-9000 Assessor.

    The officers of the Company serve at the discretion of the Board. Each director of the Company serves until such director's successor is elected and qualified or until the director's death, retirement, resignation or removal.

                                    PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported by NASDAQ since October 1, 1997, the date on which the Company's shares first became publicly traded. Before October 1, 1997, there was no established public trading market for the Company's Common Stock.

1997                                                                            HIGH        LOW
------------------------------------------------------------------------------ -------    -------
Fourth Quarter................................................................  19 5/8     13 7/8

1998
------------------------------------------------------------------------------
First Quarter.................................................................  16 3/4     13
Second Quarter................................................................  17          7 3/4
Third Quarter.................................................................  10          6 7/16
Fourth Quarter................................................................   7 1/2      5 1/2

    The number of holders of record of the Company's Common Stock as of March 15, 1999, was 141.

DIVIDEND POLICY

    The Company has not paid cash dividends for the last three years. The Company anticipates that all future earnings will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future cash dividends will be at the discretion of the Board and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions. In addition, the Company's credit facility restricts the Company's ability to pay dividends. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    The Company's subsidiary, Power-Electronics, Inc., a Puerto Rico corporation ("P-E"), does not currently intend to declare any dividends. If P-E does declare and pay a dividend to the Company, the Company may be forced to pay taxes at the statutory rates on such amount.

ITEM 6--SELECTED FINANCIAL DATA

GENERAL

    Before September 27, 1995, Power-One, Inc., a California corporation ("Power CA"), P-E, and Poder Uno de Mexico, S.A. de C.V., a Mexican corporation ("Poder Uno"), were owned by a small group of investors, including management, each in similar ownership percentages, and were operated collectively by management located primarily in California. The financial statements contained in this Annual Report for periods prior to October 1, 1995 reflect the combined results and financial condition of Power CA, P-E and Poder Uno (collectively referred to for the period prior to September 30, 1995 as the "Predecessor Company"). On September 27, 1995, Power-One LLC, a Delaware limited liability company ("Power-One LLC"), acquired the assets of Power CA and the stock of P-E and Poder Uno in an arms-length transaction that was negotiated between the Stephens Investors and the Company's previous owners (collectively, the "Acquisition"). The Stephens Investors acquired approximately 65% of the membership interests of Power-One LLC, with the remainder being acquired by the Company's senior management. The aggregate amount of consideration paid by the Stephens Investors and by the Company's senior management was approximately $15 million as well as the deferral of approximately $5.3 million that was owed to the Company's senior management. After the total consideration was determined, the Company's senior management participated on the same pricing as the Stephens Investors. As of February 1, 1996, Power-One LLC was reorganized (the "Reorganization") when it was merged with and into Power-Merger, Inc., a Delaware corporation, which changed its name to Power-One, Inc. When this merger occurred, there was no change in the ownership percentages.

    Power CA, which was incorporated in California in 1973, had elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). No federal income tax liability was incurred by either Power CA (when it was an S corporation) or Power-One LLC, and the stockholders and members of those entities were directly subject to federal income taxes on their respective interests in the entities' taxable income. Power-One is a C corporation and following the Reorganization has paid federal and state taxes on its income.

    On August 31, 1998, the Company acquired Melcher for $41.8 million, plus $1.6 million transaction costs. The purchase price was negotiated at arms length with the Sellers, none of whom had any prior relationship with the Company. The acquisition was accounted for using the purchase method of accounting. The purchase price, including liabilities assumed, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from seven to 20 years. The fair market value of Melcher's assets and liabilities has been included in the Company's balance sheet as of December 31, 1998. The selected financial and operating data schedule for the year ended December 31, 1998, include four months of Melcher's operations.

                     SELECTED FINANCIAL AND OPERATING DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     COMPANY(1)(2)                         COMPANY(1)
                                       PREDECESSOR   --------------  -------------------------------------------------------
                                       ------------   NINE MONTHS    THREE MONTHS
                                        YEAR ENDED       ENDED           ENDED       YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                           1994           1995           1995           1996          1997        1998(5)
                                       ------------  --------------  -------------  ------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
  Net sales..........................   $   56,245     $   53,216     $    20,854    $   75,434    $   93,068    $  102,519
  Cost of goods sold.................       35,751         31,525          14,348        45,305        55,481        63,446
                                       ------------       -------    -------------  ------------  ------------  ------------
  Gross profit.......................       20,494         21,691           6,506        30,129        37,587        39,073
  Selling expense....................        6,582          5,995           1,938         7,537         8,199        11,771
  General and administrative
    expense..........................        4,731          3,985           1,760         5,873         6,778         8,311
  Engineering expense................        2,943          2,538           1,078         4,215         3,937         6,257
  Quality Assurance expense..........        1,079          1,310             355         1,886         2,027         2,007
  Amortization of intangibles........                                         472         2,003         2,029         2,625
  Other expense......................                                                       613
                                       ------------       -------    -------------  ------------  ------------  ------------
  Total expense......................       15,335         13,828           5,603        22,127        22,970        30,971
  Income from operations.............        5,159          7,863             903         8,002        14,617         8,102
  Interest income....................           32             65              24            28           358         1,387
  Interest expense...................         (629)          (494)         (1,026)       (4,222)       (3,181)         (806)
  Other income (expense).............          (24)           (32)            (60)          (16)          (18)         (627)
                                       ------------       -------    -------------  ------------  ------------  ------------
  Income (loss) before income
    taxes............................        4,538          7,402            (159)        3,792        11,776         8,056
  Income taxes(3)....................           75            155              12           396         3,542         2,326
                                       ------------       -------    -------------  ------------  ------------  ------------
  Net income (loss)..................   $    4,463     $    7,247            (171)        3,396         8,234         5,730
                                       ------------       -------
                                       ------------       -------
  Less: Preferred stock accretion and
    dividends........................                                                     1,415         1,514
                                                                     -------------  ------------  ------------  ------------
  Net income (loss) attributable to
    common stockholders..............                                 $      (171)   $    1,981    $    6,720    $    5,730
                                                                     -------------  ------------  ------------  ------------
                                                                     -------------  ------------  ------------  ------------
  Basic earnings (loss) per common
    share............................                                 $     (0.02)   $     0.20    $     0.58    $     0.34
                                                                     -------------  ------------  ------------  ------------
                                                                     -------------  ------------  ------------  ------------
  Diluted earnings (loss) per common
    share............................                                 $     (0.02)   $     0.20    $     0.56    $     0.33
                                                                     -------------  ------------  ------------  ------------
                                                                     -------------  ------------  ------------  ------------
Pro forma amounts:(3)
  Income (loss) before income taxes
    as reported......................   $    4,538     $    7,402     $      (159)   $    3,792    $   11,776    $    8,056
  Pro forma income tax (benefit)
    provision........................        1,179          2,767            (121)          923         3,542         2,326
                                       ------------       -------    -------------  ------------  ------------  ------------
  Pro forma net income (loss)........   $    3,359     $    4,635     $       (38)   $    2,869    $    8,234    $    5,730
                                       ------------       -------    -------------  ------------  ------------  ------------
                                       ------------       -------    -------------  ------------  ------------  ------------

                                                   (FOOTNOTES ON FOLLOWING PAGE)

                                                     COMPANY(1)(2)                         COMPANY(1)
                                       PREDECESSOR   --------------  -------------------------------------------------------
                                       ------------   NINE MONTHS    THREE MONTHS
                                        YEAR ENDED       ENDED           ENDED       YEAR ENDED    YEAR ENDED    YEAR ENDED
                                       DECEMBER 31,  SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                           1994           1995           1995           1996          1997        1998(5)
                                       ------------  --------------  -------------  ------------  ------------  ------------
SELECTED OPERATING DATA:
  Gross profit margin................        36.4%          40.8%           31.2%         39.9%         40.4%         38.1%
  EBITDA(4)..........................   $    5,957     $    8,564     $     1,718    $   12,215    $   18,833    $   14,406
  Cash flows from (used in):
    Operating activities.............        4,049          6,420          (2,152)        4,249         8,481        21,836
    Investing activities.............       (1,663)        (1,945)        (49,840)       (3,457)       (5,332)      (52,954)
    Financing activities.............         (620)          (688)         55,743        (2,859)       27,185         9,291

                                          AT DECEMBER   AT DECEMBER   AT DECEMBER   AT DECEMBER   AT DECEMBER
                                            31, 1994      31, 1995      31, 1996      31, 1997    31, 1998(5)
                                          ------------  ------------  ------------  ------------  ------------
BALANCE SHEET DATA:
  Working capital.......................   $    8,604    $    8,076    $    9,511    $   61,363    $   32,270
  Total assets..........................       25,511        72,845        72,705       112,637       153,979
  Total long-term debt (including
    current portion)....................        1,988        35,399        36,178           326        10,877
  Total debt............................        7,181        46,599        46,578           326        25,557
  Redeemable preferred stock............            0             0        16,287             0             0
  Total stockholders' equity............       11,455        14,596         1,125       100,214       108,262

------------------------
(1) The Company's and the Predecessor Company's fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation the Company has described year-ends presented as if the year ended on December 31. As such, the years ended December 31, 1994 through 1998 represent 52-week years.

(2) Effective September 27, 1995, the Company acquired substantially all of the assets and liabilities of the Predecessor Company. For financial reporting purposes, this acquisition has been treated as if it were effective on October 1, 1995, the beginning of the Company's fourth quarter.

(3) Pro forma information reflects the provision for U.S. federal and state income taxes as if the Company and the Predecessor Company had been subject to federal and state income taxation as a C corporation, prior to January 29, 1996, the date the Company converted from a limited liability company to a C corporation. Prior to January 29, 1996, net income of the Company and the Predecessor Company flowed through to their stockholders/members. For presentation purposes, U.S. federal and state income taxes have not been provided on earnings of P-E as there is no intention to remit these earnings. See Notes 2 and 14 of Notes to Consolidated Financial Statements.

(4) EBITDA, which the Company calculates as income from operations before depreciation, amortization, interest, and taxes, is a supplemental financial measurement used by the Company in the evaluation of its business and by many analysts in the Company's industry. However, EBITDA should only be read in conjunction with all of the Company's financial data summarized above and its financial statements prepared in accordance with generally accepted accounting principles appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of the Company's operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity.

(5) On August 31, 1998, the Company completed its purchase of Melcher for a purchase price of $41.8 million plus approximately $1.6 million of transaction costs. The acquisition was accounted for using the purchase method of accounting. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes as well as the section under the heading "Risk Factors."

GENERAL

    Power-One is a leading designer and manufacturer of power supplies for electronic equipment manufacturers in the U.S. The Company manufactures a broad line of more than 1,450 high-quality brand name products that it sells to both distributors and OEMs who place a premium on quality, reliability and service. The Company's products are sold to an installed base of more than 10,000 customers in the communications, automatic test equipment, medical equipment, transportation, industrial and other electronic equipment industries.

    The Company is a successor to Power CA, which was incorporated in 1973 as a manufacturer of AC/ DC power supplies. The Company's predecessor operated solely from its Southern California facility until 1981, at which time it commenced additional operations in Isabela, Puerto Rico. In 1988, the Company's predecessor commenced operations in San Luis, Mexico. These foreign facilities were established to take advantage of certain labor, manufacturing and, in Puerto Rico, tax efficiencies. From 1994 to 1996, substantially all Puerto Rican manufacturing operations were moved to Santo Domingo, Dominican Republic to capitalize on certain labor benefits, while maintaining the tax benefits associated with its Puerto Rican subsidiary. In September 1995, the Stephens Investors and management of the Company purchased the Company from its previous owners and implemented a more aggressive growth strategy for the Company. In April 1996, the Company further broadened its product offering through the licensing of certain technology and associated rights from Calex Manufacturing Company ("Calex"), providing the Company with a line of DC/DC products.

    On August 31, 1998, the Company acquired Melcher for $41.8 million, plus $1.6 million transaction costs. All references herein to the Company and to operating data for the year ended December 31, 1998, include four months of Melcher's operations.

                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
Net sales......................................................      100.0%     100.0%     100.0%
Cost of goods sold.............................................       60.1       59.6       61.9
                                                                 ---------  ---------  ---------
Gross profit...................................................       39.9       40.4       38.1
Selling expense................................................       10.0        8.8       11.5
General and administrative.....................................        7.8        7.3        8.1
Engineering expense............................................        5.6        4.2        6.1
Quality assurance expense......................................        2.5        2.2        1.9
Amortization of intangibles....................................        2.6        2.2        2.6
Other expense..................................................        0.8        0.0        0.0
                                                                 ---------  ---------  ---------
Income from operations.........................................       10.6       15.7        7.9
Interest income................................................        0.0        0.4        1.4
Interest expense...............................................       (5.6)      (3.4)      (0.8)
Other income (expense).........................................       (0.0)      (0.0)      (0.6)
                                                                 ---------  ---------  ---------
Income before income taxes.....................................        5.0       12.7        7.9
Income taxes...................................................        1.2(1)       3.8       2.3
                                                                 ---------  ---------  ---------
Net income.....................................................        3.8%(1)       8.9%       5.6%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

------------------------

(1) Pro forma for 1996.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

    NET SALES. Net sales increased $9.5 million, or 10.2%, to $102.5 million for the year ended December 31, 1998 from $93.1 million for the year ended December 31, 1997. The increase in net sales resulted primarily from a $18.8 million contribution from Melcher since the date of acquisition, as well as strong growth in unit shipments of standard and modified standard power supplies, particularly in high-range power configurations, during the first half of 1998. Including Melcher's results, the principal contributors to the $9.5 million increase in net sales were DC/DC power products, which contributed $14.1 million in net sales, and low-range power products, which contributed $4.4 million. These increases were offset by declines in linear and custom power products of $3.4 million and $3.9 million, respectively, and decreases in all other product lines of $1.7 million, net. Excluding Melcher, the Company's net sales decreased $9.4 million, or 10.1%, to $83.7 million in 1998 from $93.1 million in 1997. This was primarily due to the general slowdown in demand for products within the electronics industry, as well as domestic inventory reductions at original equipment manufacturers, including some of the Company's customers in the second half of 1998.

    Sales to OEM's for the year ended December 31, 1998 were $62.2 million, or 61% of net sales, an increase of $10.2 million or 19.7% over the comparable period in 1997, when sales to OEMs represented 56% of net sales. Sales through distributors for the year ended December 31, 1998 were $40.3 million, or 39% of net sales, a decrease of $0.8 million or 1.9% compared to the same period in 1997, when such sales represented 44% of net sales. Power-One's OEM customers are in diverse markets such as communications, automatic test equipment, medical equipment, and industrial. The acquisition of Melcher has further strengthened and diversified the Company's sales base by increasing sales to the telecommunications and industrial markets and by providing access to new customers in the transportation sector, where the Company's business volume historically has not been significant. As a result of the Melcher acquisition, the Company's OEM sales to the communications and transportation markets increased $7.1 million and $3.6 million, respectively.

    The Company's backlog on December 31, 1998 was $26.0 million which is comprised of Power-One's backlog of $13.5 million and Melcher's backlog of $12.5 million. Power-One's backlog stood at $32.2 million on December 31, 1997.

    Beginning in the three month period ended June 30, 1998, demand for products slowed significantly within the electronics industry. This was the result of a softening trend in capital equipment markets, which in turn has been negatively influenced by weak demand due to the business recessions in various Asian economies, as well as an overall slowing in global economic activities. Demand for the Company's products was further weakened by domestic inventory reduction initiatives at original equipment manufacturers and distributors, including some of the Company's customers. The contribution of Melcher, which sells primarily into the European market, more than offset the decline in the Company's North American business. The Company expects that the Melcher acquisition will continue to have a positive impact on the Company's overall business growth, particularly in data communications and telecommunications.

    To counter the impact of the soft business climate in 1998, management pursued action steps to position the Company for increased growth in 1999. Some of these initiatives included actively pursuing new business synergies with Melcher in the areas of sales and cost reductions; aggressively pursuing acquisitions which culminated in the acquisition of IPD on January 29, 1999 (see "Notes to Consolidated Financial Statements--Note 16"); and providing for additional investment in research and development. Additionally, the Company made significant progress to further upgrade its core business systems with the implementation of a new Enterprise Resource Planning ("ERP") system. Although this fully integrated ERP system is Y2K certified, the key reasons for implementing the new system are to further enhance the Company's technical infrastructure by providing to management the tools available in a new generation of systems and software to speed information retrieval; to position the Company for business growth; to facilitate business integration of acquired companies; and to provide a clearer audit trail for the source of information.

    GROSS PROFIT. Gross profit increased $1.5 million, or 4.0%, to $39.1 million for the year ended December 31, 1998 from $37.6 million for the year ended December 31, 1997, which is primarily due to the inclusion of Melcher's gross profit since the date of the acquisition. As a percent of net sales, gross profit decreased to 38.1% for the year ended December 31, 1998 from 40.4% for the same period in 1997. The decline in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the Melcher acquisition. Excluding the Melcher-related inventory fair market value purchase write-up adjustments, gross profit margin would have been 40.9% in 1998 and 40.4% in 1997.

    SELLING EXPENSE. Selling expense increased $3.6 million, or 43.6%, to $11.8 million for the year ended December 31, 1998 from $8.2 million for the year ended December 31, 1997. The increase of $3.6 million is primarily due to the inclusion of Melcher's selling expense of $3.6 million since the date of acquisition. Excluding Melcher, selling expense was unchanged at $8.2 million compared to the prior year. As a percent of net sales, selling expense increased to 11.5% in 1998 from 8.8% for the year ended December 31, 1997, which is primarily due to the Company's decision to maintain its sales resources intact during the business downturn in the latter portion of 1998, and due to the addition of Melcher which had proportionately higher selling expense on a standalone basis.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.5 million, or 22.6%, to $8.3 million for the year ended December 31, 1998 from $6.8 million for the year ended December 31, 1997. As a percent of net sales, general and administrative expense increased to 8.1% in 1998 from 7.3% in 1997. The increase of $1.5 million is primarily due to higher public company expenses of $268,000, higher travel costs primarily related to pursuing other acquisitions of $149,000, higher depreciation expense of $244,000, higher general office expenses of $291,000, other expenses aggregating $385,000 and the inclusion of Melcher's general and administrative expenses of $748,000 since the date of acquisition. These increases are partially offset by decreases in salaries of $270,000 and bad debt expense of $315,000.

    ENGINEERING EXPENSE. Engineering expense increased $2.3 million, or 58.9%, to $6.3 million for the year ended December 31, 1998 from $3.9 million for the year ended December 31, 1997. As a percent of net sales, engineering expense increased to 6.1% for the year ended December 31, 1998 from 4.2% for the year ended December 31, 1997. The increase is primarily due to higher employee costs of $484,000, increased product development expense of $109,000, and the inclusion of Melcher's engineering expenses of $1.7 million since the date of acquisition.

    QUALITY ASSURANCE EXPENSE. Quality assurance expense remained flat at $2.0 million for both 1998 and 1997. As a percent of net sales, quality assurance expense decreased to 1.9% for the year ended December 31, 1998 from 2.2% from the year ended December 31, 1997. Excluding Melcher, quality assurance expense decreased $153,000, or 7.5%, to $1.9 million in 1998 compared to $2.0 million in 1997. This decrease is primarily attributable to a decrease in salaries expense.

    AMORTIZATION OF INTANGIBLES. The amortization of intangibles increased $596,000, or 29.4%, to $2.6 million for the year ended December 31, 1998 from $2.0 million for the year ended December 31, 1997. As a percent of net sales, amortization of intangibles increased to 2.6% for the year ended December 31, 1998 from 2.2% for the year ended December 31, 1997. The increase is directly attributable to four months of amortization of intangibles initially recorded upon the acquisition of Melcher on August 31, 1998.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased $6.5 million, or 44.6%, to $8.1 million for the year ended December 31, 1998 from $14.6 million for the year ended December 31, 1997. As a percent of sales, income from operations decreased to 7.9% for the year ended December 31, 1998 from 15.7% for the year ended December 31, 1997. Excluding the charge to cost of sales of $2.9 million for the Melcher-related inventory fair market value purchase write-up adjustments, income from operations would have been $11.0 million in 1998 compared to $14.6 million in 1997.

    INTEREST INCOME. Interest income increased $1.0 million, or 287.4%, to $1.4 million for the year ended December 31, 1998 from $0.4 million for the year ended December 31, 1997. This increase is primarily due to the interest income derived from investment of a portion of the net proceeds from the Company's initial public offering in short-term, interest bearing investment-grade financial instruments.

    INTEREST EXPENSE. Interest expense decreased $2.4 million, or 74.7%, to $0.8 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. This decrease is primarily the result of the repayment of all bank borrowings under the Company's existing bank credit facility with the net proceeds from the Company's initial public offering completed in the fourth quarter of 1997.

    OTHER INCOME (EXPENSE), NET. Other expense increased $609,000, to $627,000 for the year ended December 31, 1998, from $18,000 dollars for the year ended December 31, 1997, and is primarily due to foreign currency translation losses of $455,000 related to Melcher since the date of acquisition and other expenses aggregating $154,000.

    INCOME TAXES. The provision for income taxes decreased $1.2 million, to $2.3 million for the year ended December 31, 1998, from $3.5 million for the year ended December 31, 1997. Income taxes as a percent of net sales decreased to 2.3% in 1998 from 3.8% in 1997. The decrease is due to a $721,000 reduction in tax provision related to the $7.2 million write-up of assets to fair value as result of purchase accounting adjustments for Melcher. The remainder is attributable to a $122,000 tax credit related to a pre-tax loss incurred by Power-One's U.S. operations in the third quarter of 1998, as well as a decrease in the overall effective tax rate for Power-One due to a relatively lower portion of operating income generated in the second half of 1998, primarily as a result of lower sales of high-power products.

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.

    The Company has reclassified certain reimbursements from customers from selling, engineering and quality assurance expenses to net sales for consistency with the current year presentation.

    NET SALES. Net sales increased $17.6 million, or 23.4%, to $93.1 million for the year ended December 31, 1997 from $75.4 million for the year ended December 31, 1996. The increase in revenue resulted primarily from strong growth in unit shipments of standard, modified standard and custom power supplies in both low-range and high-range power configurations during the third and fourth quarter of 1997. Price changes in 1997 were not a significant contributor to overall sales growth. Mirroring the sales increase, Power-One's backlog grew to $32.2 million at December 31, 1997, compared to $17.3 million at December 31, 1996.

    Power conversion product sales increased over 1996 as the result of the Company's wide range of product offerings, continued growth in existing OEM customer accounts and distributors, as well as an increased focus by the Company's strategic national accounts team on key OEM customers.

    GROSS PROFIT. Gross profit increased $7.5 million, or 24.8%, to $37.6 million for the year ended December 31, 1997 from $30.1 million for the year ended December 31, 1996, primarily as a result of higher sales. For the year ended December 31, 1997, gross profit margin as a percent of sales increased slightly to 40.4%, up from 39.9% for the prior year ended December 31, 1996. The improvement in gross profit margin was primarily due to lower costs of production following the transfer of manufacturing from the Company's Puerto Rico facility to its Dominican Republic facility, which was completed towards the end of 1996.

    SELLING EXPENSE. Selling expense increased $662,000, or 8.8%, to $8.2 million for the year ended December 31, 1997 from $7.5 million for the year ended December 31, 1996. The increase of $662,000 is primarily due to higher payroll costs related to an increase in bonuses to the company's sales force of $465,000, reclassification of certain distribution expense from manufacturing to selling expense related to the Company's operations in the Dominican Republic totaling $340,000 and other operating costs aggregating $496,000. These increases were partially offset by a $639,000 reduction in commissions paid to manufacturers' representatives as a result of the Company's renegotiating these commission agreements. As a percent of net sales, selling expense decreased to 8.8% for the year ended December 31, 1997 from 10.0% for the year ended December 31, 1996, which is primarily attributable to higher sales volume.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $905,000, or 15.4%, to $6.8 million for the year ended December 31, 1997 from $5.9 million for the year ended December 31, 1996. As a percent of net sales, general and administrative expense decreased to 7.3% in 1997 from 7.8% in 1996. The increase of $905,000 is primarily due to an $861,000 increase in employee performance bonuses as well as growth in staffing levels of administrative personnel.

    ENGINEERING EXPENSE. Engineering expense declined $278,000, or 6.6%, to $3.9 million for the year ended December 31, 1997 from $4.2 million for the year ended December 31, 1996. As a percent of net sales, engineering expense decreased to 4.2% for the year ended December 31, 1997 from 5.6% for the year ended December 31, 1996. Certain engineering expenses, which had been increased in the first half of 1996 based upon anticipated sales increases, were reduced, primarily by the reduction of administrative personnel as well as a reduction in the use of consultants, in the last half of 1996 as sales declined. The Company believes that no strategic business was affected by this reduction. The Company refilled many of these positions by the end of the third quarter of 1997, and management expects its investment in engineering to increase in 1998.

    QUALITY ASSURANCE EXPENSE. Quality assurance expense increased $141,000, or 7.5%, to $2.0 million for the year ended December 31, 1997 from $1.9 million for the year ended December 31, 1996. As a percent of net sales, quality assurance expense decreased slightly to 2.2% in 1997 from 2.5% in 1996. The increase of $141,000 is primarily due to higher payroll costs related to growth in staffing levels to support the increase in quality activities generated by the increase in sales volume.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased $6.6 million, or 82.7%, to $14.6 million for the year ended December 31, 1997 from $8.0 million for the year ended December 31, 1996. As a percent of sales, income from operations increased to 15.7% for the year ended December 31, 1997 from 10.6% for the year ended December 31, 1996.

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

    INTEREST AND OTHER INCOME, NET. Interest and other income increased $328,000, to $340,000 for the year ended December 31, 1997, from $12,000 for the year ended December 31, 1996, and is due to interest income generated from investment of a portion of the proceeds from the initial public offering in short-term, interest bearing instruments.

    INCOME TAXES. The provision for income taxes increased $2.6 million, to $3.5 million for the year ended December 31, 1997, from the pro forma tax expense of $923,000 for the year ended December 31, 1996. Income taxes as a percent of net sales increased to 3.8% in 1997 from a pro forma 1.2% in 1996. The percentage increase primarily reflects an increase in the Company's effective tax rate from 24.3% in 1996 to 30.1% in 1997 resulting from a higher proportion of the Company's earnings being generated in the U.S. rather than in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company's balance of cash and cash equivalents was $10.8 million compared to $32.0 million at December 31, 1997, a decrease of $21.2 million, or 66.3%. Net cash provided by operating activities increased $13.3 million to $21.8 million for the year ended December 31, 1998, from $8.5 million for the year ended December 31, 1997. The increase to $21.8 million for 1998 was primarily due to a decrease of $4.2 million in accounts receivable, a decrease of $7.3 million in inventories and a $2.4 million decrease in refundable income taxes, which were partially offset by lower net income, a $2.1 million change in deferred income taxes and a $1.9 million decrease in accrued expenses.

    The decrease in accounts receivable is primarily attributable to a greater focus on improved collection efforts. The decrease in inventory at December 31, 1998 is primarily due to the Company's initiative to reduce inventory balances and improve inventory turnover. The decrease in accrued expenses is primarily due to reduced management and contract sales bonus accruals.

    Net cash used in investing activities increased $47.6 million to $52.9 million for the year ended December 31, 1998, from $5.3 million for the year ended December 31, 1997. The increase to $52.9 million in 1998 is primarily due to the purchase of Melcher for $40.7 million, which is net of $2.7 million cash acquired. Also contributing to the increase were cash expenditures for the acquisition of property and equipment totaling $11.6 million, which included $4.9 million for the new manufacturing facility in Mexico, $2.9 million for hardware, software and implementation support related to the Company's Oracle ERP system conversion, $0.9 million for investment in surface mount manufacturing equipment, and the balance reflects $2.9 million for additional property, plant and capital equipment consistent with supporting the Company's growth plans. Depreciation and amortization was $6.3 million for the year ended December 31, 1998, compared with $4.2 million for the year ended December 31, 1997, an increase of $2.1 million or 50.3%. This increase is primarily due to increased depreciation expense related to additional PP&E placed in service in 1998 and the inclusion of Melcher's depreciation and amortization expense of $1.5 million since the date of acquisition.

    Net cash provided by financing activities decreased $17.9 million to $9.3 million for the year ended December 31, 1998, compared to $27.2 million for the year ended December 31, 1997. The decrease to $9.3 million in 1998 is primarily due to the net decrease of $27.9 million related to the proceeds received from the IPO offset by repayments of bank borrowings and other liabilities in 1997, which was partially offset by bank borrowings of $10 million in 1998.

    The Company has a revolving line of credit in the U.S. which bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. The credit agreement (a) provides for restrictions on additional borrowings, dividends, leases and capital expenditures; (b) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (c) requires the Company to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At December 31, 1998, amounts outstanding under Power-One's line of credit in the U.S. were $10 million.

    As a result of the Melcher acquisition, the Company has various credit facilities with banks in Switzerland and Germany ranging from $0.4 million to $7.3 million which can be drawn upon in the form of term loans. The aggregate credit limit for all credit facilities is $15.7 million. Melcher's credit facility in Switzerland bears interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Certain of Melcher's credit agreements require Melcher to maintain certain financial covenants as well as certain financial reporting obligations to the lenders. At December 31, 1998, short-term and long-term amounts outstanding under Melcher's credit facilities were $4.7 million and $10.6 million, respectively.

    At December 31, 1998, short-term and long-term amounts outstanding under all credit facilities with banks were $14.7 million and $10.6 million, respectively, and the Company was in compliance with all debt covenants and reporting requirements. Borrowings are collateralized by substantially all of the Company's assets.

    The Company expects to spend approximately $1.4 million in 1999 to complete the implementation of its new Oracle ERP system. In addition, the Company currently anticipates that its capital expenditures for 1999 will be approximately $10.4 million, of which approximately $4.6 million represents investments in surface mount technology automation and approximately $2.9 million represents investments in manufacturing improvements. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans, the financial condition of the Company and general economic conditions.

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign currency exchange rates. The Company's exposure to interest rate risk results from the financial debt instruments which arise from transactions entered into during the normal course of business. The Company may enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce its exposure to interest rate changes related to its portfolio of borrowings. Under no circumstances does the Company enter into derivative or other financial instrument transactions for speculative purposes.

    DEBT. The Company is exposed to cash flow risk due to changes in market interest rates related to its outstanding debt. Short-term borrowings under credit facilities do not give rise to significant interest rate risk because these borrowings generally have maturities of less than one year. For example, in Europe the Company's credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.00%. As the Company's long-term debt is drawn from the available credit facilities in Europe, the Company's principal risk with respect to its long-term debt is to changes in these market rates. The table below presents principal cash flows and related weighted average interest rates for the Company's credit facilities and Swiss franc denominated long-term debt obligations at December 31, 1998 by expected maturity dates. The information is presented in U.S. dollar equivalents, the Company's reporting currency, and parenthetically in Swiss francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against the Swiss franc would not have a significant effect on the future earnings of the Company.

                                                          EXPECTED MATURITY DATE
                                     ----------------------------------------------------------------
                                                                                             THERE-                 FAIR
                                       1999       2000       2001       2002       2003       AFTER      TOTAL      VALUE
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                         (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
Credit facility:
  Variable Rate ($US)..............     10,000                                                            10,000     10,000
    Average Interest Rate..........       6.6%                                                              6.6%
  Fixed Rate (CHF 6,428)...........      4,680                                                             4,680      4,680
    Average Interest Rate..........       3.6%                                                              3.6%

Long-term Debt:
  Fixed Rate (CHF 14,500)..........      2,912      4,005      2,548      1,092         --         --     10,557     10,557
    Average Interest Rate..........       5.2%       4.0%       4.0%       5.0%                             4.4%

    FOREIGN CURRENCY. A significant portion of the Company's business operations are conducted in various countries in Europe. As a result, the Company has a certain degree of market risk with respect to its cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currency. Historically, the Company has not actively engaged in substantial exchange rate hedging activities, and at December 31, 1998, the Company had not entered into any significant foreign exchange contracts.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 27, 1998, (the "Proxy Statement") and is incorporated herein by reference.

    The information relating to executive officers required by this item is included in Part I under the caption "Executive Officers."

    The information required by Item 405 will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information called for by this item will be contained under the caption "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(A)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this report:

                                POWER-ONE, INC.

                                                                                           PAGE
                                                                                         ---------
Independent Auditors' Report...........................................................        F-2
Consolidated Balance Sheets............................................................        F-3
Consolidated Statements of Operations..................................................        F-4
Consolidated Statements of Comprehensive Income........................................        F-5
Consolidated Statements of Redeemable Preferred Stock and Stockholders'/ Members'
  Equity...............................................................................        F-6
Consolidated Statements of Cash Flows..................................................        F-7
Notes to Consolidated Financial Statements.............................................        F-9
Quarterly Financial Data for the 1997 and 1998 Quarters (unaudited)....................       F-25

(A)(2) SCHEDULES

    The following financial statement schedule is filed as a part of this report.

                                POWER-ONE, INC.

                                                                                           PAGE
                                                                                         ---------
Schedule II: Valuation and Qualifying Accounts.........................................        S-1

(B) REPORTS ON FORM 8-K

    The Company filed two Current Reports on Form 8-K during the quarter ended December 27, 1998.

    A Current Report on Form 8-K dated September 15, 1998, was filed to report under Item 2 the August 31, 1998 closing of the Company's acquisition of all of the outstanding capital stock in and certain convertible loans of Melcher Holding AG for $41.8 million, plus $1.6 million of transaction costs.

    A Current Report on Form 8-K/A dated November 16, 1998, was filed to provide under Item 7 financial statements and the pro forma financial information for the Melcher acquisition.

(C) EXHIBITS

    The exhibits listed below are filed as part of, or incorporated by reference, into this report.

             DESCRIPTION
             ------------------------------------------------------------------------------------------------
  3.1*       Restated Certificate of Incorporation of the Company

  3.2*       Amended and Restated Bylaws of the Company

  4.1*       Specimen Common Stock Certificate

 10.1*       Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers

 10.6**      Amended and Restated 1996 Stock Incentive Plan

 10.7*       Management Bonus Plan

 10.11*      Security Agreement between the Company and NationsBank of Texas, N.A., dated February 1, 1996

 10.12*      Form of Pledge Agreement

 10.13*      Product and Component Agreement, including the related License Agreement, between the Company and Calex Manufacturing Company dated April 2, 1996

 10.14*      P-E Tax Exemption Grant dated January 4, 1995

 10.16***    Employee Stock Purchase Plan

 10.20****   Amended and Restated Credit Agreement among the Company, NationsBank of Texas, N.A. and certain lenders, dated December 10, 1997

 21          List of Subsidiaries

 23          Independent Auditors' Consent

 24          Power of Attorney (Contained on Signature Page)

 27          Financial Data Schedule

------------------------

   * Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889)

  ** Previously filed as an exhibit to the Registration Statement on form S-8 of Power-One, Inc. (File No. 333-48197)

 *** Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-42079)

**** Previously filed as an exhibit to the Annual Report on Form 10-K of Power-One, Inc. for the fiscal year ended December 31, 1997. (File No. 0-29454)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this annual report Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-ONE, INC.

                                By:            /s/ STEVEN J. GOLDMAN
                                     -----------------------------------------
                                                 Steven J. Goldman
                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
DATE: MARCH 29, 1999                           OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below.

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ STEVEN J. GOLDMAN         Chief Executive Officer
------------------------------    and President               March 29, 1999
     (Steven J. Goldman)          (Principal Executive
                                  Officer)

                                Sr. Vice President,
     /s/ EDDIE K. SCHNOPP         Finance, Chief Financial
------------------------------    Officer and Secretary       March 29, 1999
      (Eddie K. Schnopp)          (Principal Financial and
                                  Accounting Officer)

     /s/ JON E. M. JACOBY
------------------------------  Director                      March 29, 1999
      (Jon E. M. Jacoby)

  /s/ DR. HANSPETER BRANDLI
------------------------------  Director                      March 29, 1999
   (Dr. Hanspeter Brandli)

   /s/ DR. ALBERT Y. C. YU
------------------------------  Director                      March 29, 1999
    (Dr. Albert Y. C. Yu)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report...............................................................................        F-2

Consolidated Balance Sheets................................................................................        F-3

Consolidated Statements of Operations......................................................................        F-4

Consolidated Statements of Comprehensive Income............................................................        F-5

Consolidated Statements of Redeemable Preferred Stock and Stockholders'/Members' Equity....................        F-6

Consolidated Statements of Cash Flows......................................................................        F-7

Notes to Consolidated Financial Statements.................................................................        F-9

Quarterly Financial Data for the 1997 and 1998 Quarters (unaudited)........................................       F-25

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Power-One, Inc.:

    We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1998 and the related consolidated statements of operations, comprehensive income, redeemable preferred stock and stockholders'/members' equity, and of cash flows for each of the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1998, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
February 26, 1999

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1998
                                                                                            ----------  ----------
                                              ASSETS (NOTES 6 AND 7)
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $   32,018  $   10,781
  Accounts receivable:
    Trade, less allowance for doubtful accounts: $825--1997; $1,402--1998.................      13,268      17,865
    Other.................................................................................         328       2,184
  Inventories (Note 4)....................................................................      22,369      32,396
  Refundable income taxes.................................................................       2,411
  Deferred income tax assets--current (Notes 2 and 14)....................................         976       1,845
  Prepaid expenses and other current assets...............................................         467       1,366
                                                                                            ----------  ----------
      Total current assets................................................................      71,837      66,437
PROPERTY AND EQUIPMENT, Net (Note 5)......................................................      11,898      34,608
INTANGIBLE ASSETS, Net (Notes 2 and 3)....................................................      27,181      51,019
OTHER ASSETS..............................................................................       1,721       1,915
                                                                                            ----------  ----------
TOTAL.....................................................................................  $  112,637  $  153,979
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Credit facility (Note 6)................................................................  $           $   14,680
  Current portion of long-term debt and capital leases (Notes 7 and 9)....................         326       3,026
  Accounts payable........................................................................       4,465       6,273
  Accrued payroll and related expenses....................................................         652       1,297
  Other accrued expenses (Note 8).........................................................       5,031       7,582
  Deferred income tax liability (Note 14).................................................                   1,309
                                                                                            ----------  ----------
      Total current liabilities...........................................................      10,474      34,167
                                                                                            ----------  ----------
LONG-TERM DEBT, Less current portion (Note 7).............................................                   7,645
                                                                                                        ----------
DEFERRED INCOME TAX LIABILITY, Noncurrent (Notes 2 and 14)................................       1,949       3,585
                                                                                            ----------  ----------
OTHER LIABILITIES (Note 9)................................................................                     320
                                                                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
STOCKHOLDERS' EQUITY (Notes 10 and 11):
  Common stock, par value $0.001, 60,000,000 shares authorized;
    17,059,585 shares issued and outstanding at December 31, 1997 and
    17,093,227 issued and outstanding at December 31, 1998, respectively                            17          17
  Additional paid-in capital..............................................................      92,227      92,368
  Accumulated other comprehensive income..................................................                   2,177
  Retained earnings.......................................................................       7,970      13,700
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     100,214     108,262
                                                                                            ----------  ----------
TOTAL.....................................................................................  $  112,637  $  153,979
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                    1996       1997        1998
                                                                                  ---------  ---------  ----------
NET SALES (Note 13).............................................................  $  75,434  $  93,068  $  102,519

COST OF GOODS SOLD (Note 1).....................................................     45,305     55,481      63,446
                                                                                  ---------  ---------  ----------
GROSS PROFIT....................................................................     30,129     37,587      39,073
                                                                                  ---------  ---------  ----------

EXPENSES:
  Selling.......................................................................      7,537      8,199      11,771
  General and administrative....................................................      5,873      6,778       8,311
  Engineering...................................................................      4,215      3,937       6,257
  Quality assurance.............................................................      1,886      2,027       2,007
  Amortization of intangible assets.............................................      2,003      2,029       2,625
  Other.........................................................................        613
                                                                                  ---------  ---------  ----------
    Total expenses..............................................................     22,127     22,970      30,971
                                                                                  ---------  ---------  ----------
INCOME FROM OPERATIONS..........................................................      8,002     14,617       8,102
                                                                                  ---------  ---------  ----------
OTHER INCOME (EXPENSE):
  Interest income...............................................................         28        358       1,387
  Interest expense..............................................................     (4,222)    (3,181)       (806)
  Other income (expense)........................................................        (16)       (18)       (627)
                                                                                  ---------  ---------  ----------
    Total other expense.........................................................     (4,210)    (2,841)        (46)
                                                                                  ---------  ---------  ----------

INCOME BEFORE INCOME TAXES......................................................      3,792     11,776       8,056

INCOME TAXES (Notes 2 and 14)...................................................        396      3,542       2,326
                                                                                  ---------  ---------  ----------

NET INCOME......................................................................      3,396      8,234       5,730

PREFERRED STOCK ACCRETION AND DIVIDENDS (Note 10)...............................      1,415      1,514
                                                                                  ---------  ---------  ----------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..................................  $   1,981  $   6,720  $    5,730
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

BASIC EARNINGS PER COMMON SHARE.................................................  $    0.20  $    0.58  $     0.34
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

DILUTED EARNINGS PER COMMON SHARE...............................................  $    0.20  $    0.56  $     0.33
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

BASIC SHARES OUTSTANDING........................................................     10,000     11,659      17,073
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

DILUTED SHARES OUTSTANDING......................................................     10,153     11,934      17,325
                                                                                  ---------  ---------  ----------
                                                                                  ---------  ---------  ----------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1997       1998
                                                                                      ---------  ---------  ---------
PRO FORMA INFORMATION (Note 2):
  Income before income tax as reported..............................................  $   3,792  $  11,776  $   8,056
  Pro forma income tax provision (Unaudited)........................................        923      3,542      2,326
                                                                                      ---------  ---------  ---------
  Pro forma net income (Unaudited)..................................................  $   2,869  $   8,234  $   5,730
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                                POWER-ONE, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------
NET INCOME...........................................................................  $   3,396  $   8,234  $   5,730
OTHER COMPREHENSIVE INCOME
  Foregin currency translation adjustment (Note 2)...................................                            2,177
                                                                                       ---------  ---------  ---------
COMPREHENSIVE INCOME.................................................................  $   3,396  $   8,234  $   7,907
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                  AND STOCKHOLDERS'/MEMBERS' EQUITY (NOTE 11)
                             (DOLLARS IN THOUSANDS)

                                                                                 STOCKHOLDERS'/MEMBERS' EQUITY
                                                                           -----------------------------------------
                                                    REDEEMABLE PREFERRED
                                                            STOCK                       COMMON STOCK      ADDITIONAL
                                                    ---------------------  MEMBERS'  ------------------    PAID-IN
                                                      SHARES      AMOUNT   CAPITAL     SHARES    AMOUNT    CAPITAL
                                                    -----------  --------  --------  ----------  ------   ----------
BALANCE, DECEMBER 31, 1995........................      --       $  --     $14,972       --       $--      $ --

  Net distribution to members of Power-One LLC....

  Effect of conversion from limited liability
    company to C corporation......................   15,153,698    14,872  (14,972 ) 10,000,000    10           90

  Interest on notes receivable from
    stockholders..................................

  Accretion of preferred stock to redemption
    value.........................................                     26

  Accrual of preferred stock dividend.............                  1,389

  Net income......................................
                                                    -----------  --------  --------  ----------  ------   ----------

BALANCE, DECEMBER 31, 1996........................   15,153,698    16,287    --      10,000,000    10           90

  Interest on notes receivable from stockholder...

  Accrual of preferred stock dividend.............                  1,258

  Accretion of preferred stock to redemption
    value.........................................                    256

  Stock option compensation expense...............                                                              16

  Conversion of other liabilities to common
    stock.........................................                                       55,408                776

  Conversion of preferred stock to common stock...  (14,950,848)  (17,559)            1,254,177     1       17,558

  Repurchase of preferred stock...................     (202,850)     (242)

  Payment on notes receivable from stockholders...

  Stock issuance to public........................                                    5,750,000     6       80,494

  Stock issuance costs............................                                                          (6,707)

  Net income......................................
                                                    -----------  --------  --------  ----------  ------   ----------

BALANCE, DECEMBER 31, 1997........................      --          --       --      17,059,585    17       92,227

  Stock option compensation expense...............                                                              27

  Issuance of common stock under stock option and
    purchase plans................................                                       33,642                 27

  Income tax benefit for employee stock option
    transactions..................................                                                              87

  Cumulative translation adjustment...............

  Net income......................................
                                                    -----------  --------  --------  ----------  ------   ----------

BALANCE, DECEMBER 31, 1998........................      --       $  --     $ --      17,093,227   $17      $92,368
                                                    -----------  --------  --------  ----------  ------   ----------
                                                    -----------  --------  --------  ----------  ------   ----------


                                                       NOTES        ACCUMULATED
                                                     RECEIVABLE        OTHER       RETAINED
                                                        FROM       COMPREHENSIVE   EARNINGS
                                                    STOCKHOLDERS      INCOME       (DEFICIT)   TOTAL
                                                    ------------   -------------   --------   --------
BALANCE, DECEMBER 31, 1995........................     $(205)         --$          $  (171)   $ 14,596
  Net distribution to members of Power-One LLC....                                    (560)       (560)
  Effect of conversion from limited liability
    company to C corporation......................                                             (14,872)
  Interest on notes receivable from
    stockholders..................................       (20)                                      (20)
  Accretion of preferred stock to redemption
    value.........................................                                     (26)        (26)
  Accrual of preferred stock dividend.............                                  (1,389)     (1,389)
  Net income......................................                                   3,396       3,396
                                                      ------         ------        --------   --------
BALANCE, DECEMBER 31, 1996........................      (225)         --             1,250       1,125
  Interest on notes receivable from stockholder...       (15)                                      (15)
  Accrual of preferred stock dividend.............                                  (1,258)     (1,258)
  Accretion of preferred stock to redemption
    value.........................................                                    (256)       (256)
  Stock option compensation expense...............                                                  16
  Conversion of other liabilities to common
    stock.........................................                                                 776
  Conversion of preferred stock to common stock...                                              17,559
  Repurchase of preferred stock...................
  Payment on notes receivable from stockholders...       240                                       240
  Stock issuance to public........................                                              80,500
  Stock issuance costs............................                                              (6,707)
  Net income......................................                                   8,234       8,234
                                                      ------         ------        --------   --------
BALANCE, DECEMBER 31, 1997........................     --             --             7,970     100,214
  Stock option compensation expense...............                                                  27
  Issuance of common stock under stock option and
    purchase plans................................                                                  27
  Income tax benefit for employee stock option
    transactions..................................                                                  87
  Cumulative translation adjustment...............                    2,177                      2,177
  Net income......................................                                   5,730       5,730
                                                      ------         ------        --------   --------
BALANCE, DECEMBER 31, 1998........................     $--            2,$177       $13,700    $108,262
                                                      ------         ------        --------   --------
                                                      ------         ------        --------   --------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   --------------------------------
                                                                                     1996       1997        1998
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................  $   3,396  $   8,234  $    5,730
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................      4,213      4,216       6,337
    Deferred income taxes........................................................     (1,316)     2,289      (2,132)
    Changes in operating assets and liabilities:
      Accounts receivable, net...................................................     (1,501)    (2,808)      4,161
      Inventories................................................................        946     (3,529)      7,263
      Refundable income taxes....................................................         25     (2,382)      2,411
      Prepaid expenses and other current assets..................................        148        (87)        214
      Accounts payable...........................................................     (1,771)     1,573        (230)
      Accrued expenses...........................................................       (415)       516      (1,916)
      Other liabilities..........................................................        524        459          (2)
                                                                                   ---------  ---------  ----------
        Net cash provided by operating activities................................      4,249      8,481      21,836
                                                                                   ---------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..........................................     (2,903)    (5,185)    (11,569)
  Payments for purchased technology..............................................       (391)                  (326)
  Other assets...................................................................       (163)      (147)       (360)
  Investment in Melcher, net of cash acquired (Note 3)...........................                           (40,699)
                                                                                   ---------  ---------  ----------
        Net cash used in investing activities....................................     (3,457)    (5,332)    (52,954)
                                                                                   ---------  ---------  ----------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                    1996        1997        1998
                                                                                  ---------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from credit facility...............................................                         $   10,000
  Proceeds from borrowings on notes payable to bank.............................  $   2,300
  Repayments of note payable to bank............................................     (3,100) $  (10,400)
  Bank overdraft................................................................       (749)       (656)
  Proceeds from borrowings on long-term debt....................................      3,250                   2,051
  Repayments of long-term debt..................................................     (4,000)    (29,929)     (2,901)
  Net distributions to members of Power-One LLC.................................       (560)
  Sale and issuance of common stock--net........................................                 73,793         141
  Proceeds from notes receivable from stockholders..............................                    225
  Repurchase of preferred stock.................................................                   (242)
  Payment of other liabilities..................................................                 (5,606)
                                                                                  ---------  ----------  ----------
    Net cash (used in) provided by financing activities.........................     (2,859)     27,185       9,291
                                                                                  ---------  ----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                                    590

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS................................     (2,067)     30,334     (21,237)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................      3,751       1,684      32,018
                                                                                  ---------  ----------  ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................  $   1,684  $   32,018  $   10,781
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------
SUPPLEMENTAL CASH FLOW INFORMATION--
  Cash paid for:
    Interest....................................................................  $   3,841  $    3,181  $      592
    Income taxes................................................................  $     765  $    4,340  $    2,968

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  On October 6, 1997, the Company converted 14,950,848 shares of redeemable preferred stock to 1,254,177 shares of common stock at the initial public offering price of $14 per share, a value of $17,559,000.

  On October 6, 1997, the Company issued 55,408 shares of common stock to extinguish $776,000 in other liabilities.

  On August 31, 1998, the Company purchased all of the capital stock of Melcher for $43.4 million (see Note 3).
    In conjunction with the acquisition, liabilities were assumed as follows (in thousands):
      Fair value of tangible assets acquired....................................                         $   45,159
      Fair value of goodwill and other identifiable intangible assets...........                             25,210
      Cash paid for capital stock...............................................                            (43,421)
                                                                                                         ----------
      Liabilities assumed.......................................................                         $   26,948
                                                                                                         ----------
                                                                                                         ----------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

1. GENERAL INFORMATION

    The accompanying financial statements of Power-One, Inc. (the "Company") reflect the consolidated results of its operations for the years ended December 31, 1996, 1997 and 1998 and include the accounts of Power-One, Inc. ("Power-One"), located in Camarillo, California, and its wholly owned subsidiaries, Power-Electronics, Inc. ("P-E") in Puerto Rico and its Division located in the Dominican Republic, Poder Uno de Mexico, S.A. de C.V. ("Poder Uno"), a company located in Mexico under the MAQUILADORA program, and Melcher Holding AG ("Melcher"), a company located in Uster, Switzerland.

    Substantially all of the Company's products are manufactured in the Dominican Republic, Mexico, Switzerland, Ireland and Slovakia. These foreign operations represent captive manufacturing facilities of the Company. The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 or 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ended December 31, 1996, 1997 and 1998 all represent 52-week years. For simplicity of presentation, the Company has described year-ends presented as of December 31.

    ORGANIZATION--Power-One, Inc., formerly Power-One, LLC, converted from a limited liability company to a C corporation on January 29, 1996. To effect the conversion, the Company formed a new corporation and transferred all of the assets and liabilities into the newly formed entity. The new corporation, Power-One, Inc., simultaneously issued 10,000,000 shares of common stock, with a par value of $0.001 per share, and 15,153,698 shares of Series A redeemable preferred stock in exchange for each existing member's respective percentage ownership interest in Power-One LLC. The exchange has been recorded at the Company's historical carrying values on the date of conversion (see Note 10).

    OPERATIONS--The Company operates primarily in one industry segment which includes the design, development and manufacture of AC/DC and DC/DC power supplies for the commercial electronics industry. The Company sells its products and grants credit to customers in this industry, primarily in the United States and Europe. Sales to the Company's largest customers amounted to 15% to a single customer in 1996, 15%, 12% and 11% each to three customers in 1997, and 13% to a single customer in 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. The majority of P-E's and all of Poder Uno's sales are to Power-One, Inc. There were no significant intercompany sales between Melcher and Power-One, Inc., in 1998. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

    CASH AND CASH EQUIVALENTS--Cash and cash equivalents include time deposits and commercial paper with an original maturity of three months or less.

    INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to twenty years, using principally the double declining balance and straight-line methods. Provision for amortization of

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

    ENGINEERING--Engineering costs include sustaining product engineering, custom product development and research and development costs which are expensed in the period incurred. Research and development expenses were $2,066,000, $2,193,000, and $2,436,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    INTANGIBLE ASSETS--Intangible assets includes cost in excess of net assets acquired in connection with the acquisition of the Company in 1995 and Melcher (see Note 3) which have been allocated among certain intangible items determined by management to have value such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from 5 to 25 years, using the straight-line method. At December 31, 1997 and 1998, accumulated amortization related to these intangible assets totaled $4,259,000 and $6,743,000, respectively.

    Intangible assets also include purchased technology related to a technology and license agreement (the "Agreement") with a company entered on April 2, 1996. The Agreement calls for total cash payments of $1,500,000 over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset is being amortized over the term of the licensing agreement, ten years, using the straight-line method. Accumulated amortization was $244,000 and $384,000 at December 31, 1997 and 1998, respectively. Since the technology acquired as a result of the Agreement is substantially similar to the product lines acquired as a result of the International Power Devices ("IPD") acquisition, the Company will take a charge for the unamortized balance of the intangible asset value related to the Agreement in fiscal year 1999 (see Subsequent Event Note 16).

    Intangible assets consist of the following (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Goodwill and Trade Name.................................................  $  16,581  $  39,121
Distribution Network....................................................      5,207      5,207
Sales Force.............................................................                   790
Product Technology......................................................      8,500     11,632
License Agreement.......................................................      1,396      1,396
                                                                          ---------  ---------
                                                                             31,684     58,146
                                                                          ---------  ---------
Less accumulated amortization...........................................      4,503      7,127
                                                                          ---------  ---------
                                                                          $  27,181  $  51,019
                                                                          ---------  ---------
                                                                          ---------  ---------

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company periodically reviews the carrying value of long-lived assets, and if undiscounted future cash flows are believed to be insufficient to recover the remaining carrying value of a long-lived asset, the carrying value is written down to its future recoverable value in the period the impairment is identified.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    MEMBERS' CAPITAL--At December 31, 1995, no class of stock had been issued, and members' capital was composed of percentage ownership interests as agreed upon at the time of the Company's formation (see Note 1).

    INCOME TAXES--Until January 29, 1996, Power-One, LLC was a limited liability company, and accordingly, the taxable income or loss until that date was allocated to members in accordance with their respective percentage ownership.

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

    Under the provisions of the Puerto Rico Industrial Incentives Act of 1987, the Company has been granted a 90% partial tax exemption from the payment of Puerto Rico taxes on income derived from marketing the products manufactured by the Company in Puerto Rico. In addition, the grant also provides for a 90% exemption on property taxes and a 60% exemption on municipal license taxes. The Company has received similar tax exemptions in Puerto Rico in connection with the distribution of its products, all of these exemptions are valid through 2010. Additionally, P-E operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings of approximately $10,312,000 at December 31, 1998 from P-E, as there is no intention to remit the earnings.

    The Company's operations in Mexico are subject to various income and corporate taxes on earnings generated in Mexico under the MAQUILADORA program. These taxes have not been material to date.

    EARNINGS PER SHARE--The following is a reconciliation of the earnings per share data (in thousands, except per share data):

                                         DECEMBER 31, 1996                  DECEMBER 31, 1997           DECEMBER 31, 1998
                                 ---------------------------------  ---------------------------------  --------------------
                                             AVERAGE                            AVERAGE                            AVERAGE
                                  INCOME     SHARES     PER SHARE    INCOME     SHARES     PER SHARE    INCOME     SHARES
                                 ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
Income attributable to common
  stockholders.................  $   1,981                          $   6,720                          $   5,730
Basic EPS:
  Shares outstanding...........                10,000                             11,659                             17,073
                                 ---------  ---------               ---------  ---------               ---------  ---------
  Basic EPS....................      1,981     10,000   $     .20       6,720     11,659   $     .58       5,730     17,073
                                                              ---                                ---
                                                              ---                                ---
Dilutive securities--
  Stock options................                   153                                275                                252
                                 ---------  ---------               ---------  ---------               ---------  ---------
Diluted EPS....................  $   1,981     10,153   $     .20   $   6,720     11,934   $     .56   $   5,730     17,325
                                 ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
                                 ---------  ---------         ---   ---------  ---------         ---   ---------  ---------


                                  PER SHARE
                                 -----------
Income attributable to common
  stockholders.................
Basic EPS:
  Shares outstanding...........

  Basic EPS....................   $     .34
                                        ---
                                        ---
Dilutive securities--
  Stock options................

Diluted EPS....................   $     .33
                                        ---
                                        ---

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    UNAUDITED PRO FORMA INFORMATION--Prior to January 29, 1996, net income of the Company flowed through to its members. Consequently, income taxes were the responsibility of the members. The unaudited pro forma income tax provisions included in the statements of operations are determined as if the Company was a taxable entity for all periods presented. For pro forma presentation purposes federal income taxes have not been provided on earnings of P-E as there is no intention to remit these earnings.

    REVENUE RECOGNITION--Revenue is recognized upon shipment of product.

    USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

    DERIVATIVE INSTRUMENTS--The Company enters into derivative instruments to manage exposure to fluctuations in interest rates. The interest rate differential and any gains and losses resulting from interest rate swap or swaption contracts all of which are used to hedge underlying debt obligations are reflected as an adjustment to interest expense over the life of the swaps. At December 31, 1997 and 1998, no derivative instruments were held by the Company.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of SFAS No. 133.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair value based on their short-term nature. The recorded values of notes payable to bank, long-term debt and other liabilities approximate fair value, as interest is tied to or approximates market rates.

    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, placed with high credit quality institutions, and trade receivables. The Company sells products and extends credit to customers, primarily in the United States and Europe, periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses.

    CONVERSION OF FOREIGN CURRENCIES--The reporting currency for the consolidated financial statements of the Company is the U. S. dollar. The assets and liabilities of companies whose functional currency is other than the U. S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of shareholders' equity. The Company has not tax effected the cumulative translation adjustment as there is no intention to remit the earnings from Melcher.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

    On August 31, 1998, the Company purchased Melcher, a Swiss corporation primarily engaged in the design and manufacture of high-reliability DC/DC power conversion products distributed throughout Europe, for $41.8 million plus approximately $1.6 million of transaction related costs. The purchase price was negotiated at arms length with the sellers, none of whom had any prior relationship with the Company. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling $10.0 million under its existing credit facility.

    The acquisition was accounted for using the purchase method of accounting. The purchase price, including liabilities assumed, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from seven to 20 years. The fair market value of Melcher's assets and liabilities have been included in the Company's balance sheet as of December 31, 1998. The consolidated statements of operations, comprehensive income and of cash flow for the year ended December 31, 1998, include four months of Melcher's operations.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Melcher had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for inventory, which increased cost of goods sold expense, amortization of intangibles, depreciation expense, assumed interest expense, assumed decrease in interest earned, and deferred taxes.

                                                                                              DECEMBER 31,
                                                                                         ----------------------
                                                                                            1997        1998
                                                                                         ----------  ----------
                                                                                         (DOLLARS IN THOUSANDS,
                                                                                            EXCEPT PER SHARE
                                                                                         AMOUNTS)
Net sales..............................................................................  $  137,446  $  132,466
Net income attributable to common stockholders.........................................  $    2,796  $    6,395
Basic income per common share..........................................................  $     0.24  $     0.37
Diluted income per common share........................................................  $     0.23  $     0.37

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

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

4. INVENTORIES

    Inventories consist of the following (in thousands):

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1997       1998
                                                                       ---------  ---------
Raw materials........................................................  $  11,809  $  16,036
Subassemblies-in-process.............................................      3,343      5,001
Finished goods.......................................................      7,217     11,359
                                                                       ---------  ---------
                                                                       $  22,369  $  32,396
                                                                       ---------  ---------
                                                                       ---------  ---------

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                           DECEMBER 31,
                                                                       --------------------
                                                                         1997       1998
                                                                       ---------  ---------
Land.................................................................  $     583  $     633
Buildings (useful lives of 20 years).................................                 5,229
Factory and office equipment (useful lives of 5 to 10 years).........     12,336     24,174
Autos (useful lives of 3 to 4 years).................................        631        804
Leasehold improvements (useful lives of 5 to 10 years)(a)............      1,857      2,716
Construction in progress.............................................      1,111      9,097
                                                                       ---------  ---------
                                                                          16,518     42,653
Less accumulated depreciation and amortization.......................      4,620      8,045
                                                                       ---------  ---------
                                                                       $  11,898  $  34,608
                                                                       ---------  ---------
                                                                       ---------  ---------

------------------------

(a) Useful lives based on estimated lives of assets or lease term, whichever is shorter

    Factory and office equipment under capital leases included in property and equipment consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1998
                                                                             ---------  ---------
Cost.......................................................................  $      --  $     479
Less accumulated depreciation and amortization.............................                    65
                                                                             ---------  ---------
                                                                             $      --  $     414
                                                                             ---------  ---------
                                                                             ---------  ---------

6. CREDIT FACILITY

    On December 10, 1997, the Company amended its credit agreement with the lenders and the administrative lender which previously provided the Company with a revolving line of credit and a term loan aggregating approximately $47 million in available credit into a revolving line of credit of up to $50 million with interest on amounts outstanding payable quarterly based on the Company's leverage ratio and

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

6. CREDIT FACILITY (CONTINUED)
one of the following rates, as selected by the Company: LIBOR plus 1.00% to 2.25% or the bank's base rate plus 0% to 1.25%. At December 31, 1997 and 1998 amounts outstanding under this line of credit were zero and $10 million, respectively (interest rate of 6.63% at December 31, 1998).

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

    In addition, Melcher has various credit facilities with banks in Switzerland and Germany ranging from $0.4 million to $7.3 million which can be drawn upon in the form of term loans. The aggregate credit limit for all credit facilities is $15.7 million. Melcher's credit facility in Switzerland bears interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Certain of Melcher's credit agreements require Melcher to maintain certain financial covenants as well as certain financial reporting obligations to the lenders none of which is materially restrictive to Melcher. At December 31, 1998, short-term and long-term amounts outstanding under Melcher's credit facilities were $4.7 million and $10.6 million, respectively, at interest rates ranging from 2.9% to 5.5% and 3.2% to 7.0%, respectively.

    At December 31, 1997 and 1998, short-term amounts outstanding under all credit agreements with banks were zero and $14.7 million, respectively. At December 31, 1997 and 1998, long-term amounts outstanding under all credit agreements with banks were zero and $10.6 million, respectively. At December 1998, the Company was in compliance with all debt covenants and reporting requirements. Borrowings are collateralized by substantially all of the Company's assets.

    On January 29, 1999, the Company amended its $50 million credit agreement with the lenders and the administrative lender to waive certain of the requirements of the credit agreement and amend certain provisions of the credit agreement in connection with the Company's acquisition of International Power Devices, Inc. ("IPD") (see Subsequent Events Note 16).

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

7. LONG-TERM DEBT

    Long-term debt consists primarily of borrowings in Swiss francs as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1997       1998
                                                                          ---------  ---------
Term loan due February 1, 1999, payable to a bank. Interest is payable annually in arrears at a rate of 3.5%. The loan was extended on
  February 1, 1999 to expire on February 28, 2000 at an interest rate of
  2.9%, payable on the due date.........................................             $   1,092

Term loans maturing between September 30, 1999 and September 30, 2000, payable to a bank. Interest is payable half yearly in arrears at rates ranging between 3.2% and 3.7%. The loans are subject to the
  restrictive covenants described in Note 6.............................                 1,457

Term loan due November 14, 1999, payable to a bank. Interest is payable half yearly in arrears at a rate of 7.0%. The loan is collateralized by real property owned by the Company (Net Book Value $3,937) and is
  subject to the restrictive covenants described in Note 6..............                 1,456

Term loans maturing between June 30, 2000 and June 2, 2002, payable to a bank. Interest is payable quarterly in arrears at rates ranging between 4.0% and 5.0%. The loan is collateralized by real property owned by the Company (Net Book Value $3,937) and is subject to the
  restrictive covenants described in Note 6.............................                 2,912

Term loans maturing between November 24, 2000 and October 7, 2002, payable to a bank. Interest is payable quarterly in arrears at rates
  ranging between 3.6% and 5.0%.........................................                 2,912

Term loan due February 15, 2000, payable to a bank. Interest is payable
  half yearly in arrears at a rate of 3.5%..............................                   728

Present value of technology and license agreement obligation at 8.5%
  (Note 2)..............................................................  $     326
                                                                          ---------  ---------

                                                                                326     10,557

Less current portion....................................................        326      2,912
                                                                          ---------  ---------

Long-term debt, less current portion....................................  $      --  $   7,645
                                                                          ---------  ---------
                                                                          ---------  ---------

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

7. LONG-TERM DEBT (CONTINUED)

    The long-term debt matures as follows (in thousands):

YEARS ENDING DECEMBER 31,
-----------------------------------------------------------------------------------
1999...............................................................................  $   2,912
2000...............................................................................      4,005
2001...............................................................................      2,548
2002...............................................................................      1,092
                                                                                     ---------
2003 and Thereafter................................................................  $  10,557
                                                                                     ---------
                                                                                     ---------

8. OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following (in thousands):

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1997       1998
                                                                             ---------  ---------
Accrued warranty...........................................................  $     400  $   1,765
Accrued sales commissions..................................................      1,100      1,299
Accrued bonuses............................................................      1,463      1,025
Accrued sales discounts and returns........................................        535        752
Income taxes payable.......................................................                   585
Other accrued expenses.....................................................      1,533      2,156
                                                                             ---------  ---------
                                                                             $   5,031  $   7,582
                                                                             ---------  ---------
                                                                             ---------  ---------

9. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--Power-One, Inc. leases its production and office facilities in Camarillo, California under a lease agreement expiring on September 1, 2004. The lease provides for increases each five years under a formula based upon changes in the consumer price index.

    Power-One, Inc. also leases manufacturing facilities in Puerto Rico, the Dominican Republic and Mexico. The leases in Puerto Rico and the Dominican Republic expire at various dates through 2003 and provide for renewal options of six years in the Dominican Republic. The leases in Mexico will expire at various dates through July 1999, and will not be renewed, as all manufacturing operations are planned to be transferred to the new company-owned facility by this date.

    Melcher leases office and manufacturing facilities in Switzerland, France, Italy, Germany, the Netherlands, and Ireland. The leases expire at various dates through 2005 and provide for renewal options ranging from three months to six years. In addition, Melcher leases certain factory and office equipment under capital lease agreements.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments for operating leases and the present value of minimum lease payments under capital leases as of December 31, 1998 are as follows (in thousands):

                                                                             CAPITAL     OPERATING
YEARS ENDING DECEMBER 31,                                                    LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1999.....................................................................   $     127    $   1,498
2000.....................................................................         126        1,064
2001.....................................................................          58          975
2002.....................................................................          32          957
2003.....................................................................                      954
Thereafter...............................................................                      550
                                                                                -----   -----------
Total minimum lease payments.............................................         343    $   5,998
                                                                                        -----------
                                                                                        -----------
Less amount representing interest........................................          23
                                                                                -----
Present value of minimum lease payments..................................         320
Less current obligation under capital leases.............................         114
                                                                                -----
                                                                                -----
Obligations under capital leases, excluding current installments (a).....   $     206
                                                                                -----
                                                                                -----

------------------------

(a) Classified with other liabilities on the balance sheet

    Total rent expense was approximately $1,352,000, $1,407,000 and $1,821,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

    LEGAL PROCEEDINGS--The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

10. REDEEMABLE PREFERRED STOCK

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

    Preferred shares were redeemable on February 1, 2006, or such earlier date as determined by the Company's board of directors, with the redemption price being computed at the original issuance price of

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

10. REDEEMABLE PREFERRED STOCK (CONTINUED)
$1.00 per share plus any unpaid dividends, declared or undeclared. On October 6, 1997 in conjunction with the Company's initial public offering, 14,950,848 shares of preferred stock were converted into 1,254,177 shares of Common Stock at the initial public offering price of $14 per share.

    The remaining 202,850 shares of preferred stock were repurchased from a stockholder for a lump sum payment of $242,000. The conversion and repurchase was based on the liquidation value of the preferred stock on October 6, 1997 of approximately $17,800,000, which included accrued undeclared dividends of $2,648,000.

11. COMMON STOCK

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

    The Company used the net proceeds from the offering to repay bank borrowings totaling $36,600,000 and approximately $5,600,000 in obligations owed to certain executive officers. The remaining net proceeds of approximately $31,600,000 were used in the acquisition of Melcher.

    STOCK OPTIONS--In February 1996, the Board of Directors approved a stock option plan for the issuance of 1,000,000 shares of Common Stock. In September 1997, the Plan was amended to increase the shares issuable under the plan from 1,000,000 shares to 1,000,000 shares plus 10% of any increase in outstanding shares that occur after August 31, 1997 and provided that Non-Employee Directors are eligible for certain stock options. The Company can issue either qualified or non-qualified stock options under the Plan. At December 31, 1998, 1,709,323 shares of Common Stock are issuable under the Plan. The option price is determined by the Board of Directors based on the estimated fair market value of the Company's Common Stock on the date of grant. The options vest over seven years and include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. There were no options exercisable as of December 31, 1996 and 1997. There are 504,350 options exercisable as of December 31, 1998. In connection with the issuance of stock options in March and June of 1997, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $190,000, which is being amortized over the seven year vesting period of the options. For the years ended December 31, 1997 and 1998, $16,000 and 27,000, respectively, in compensation expense was recognized.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

11. COMMON STOCK (CONTINUED)
    Stock option activity of the Company is as follows:

                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                      NUMBER OF    EXERCISE PRICE     EXERCISE
                                                                       OPTIONS       PER OPTION         PRICE
                                                                      ----------  ----------------  -------------
Options granted--February, 1996.....................................     483,000       $1.00          $    1.00
Options canceled....................................................     (15,500)      $1.00          $    1.00
                                                                      ----------  ----------------       ------
Options outstanding--December 31, 1996..............................     467,500       $1.00          $    1.00
Options granted.....................................................     317,150   $1.50 - $19.00     $   12.80
Options canceled....................................................      (7,750)  $1.50 - $14.00     $    1.98
                                                                      ----------  ----------------       ------
Options outstanding--December 31, 1997..............................     776,900   $1.00 - $19.00     $    5.81
Options granted.....................................................   1,190,515   $6.13 - $14.25     $    8.76
Options exercised...................................................     (27,950)      $1.00          $    1.00
Options canceled....................................................    (553,850)  $1.00 - $19.00     $   11.92
                                                                      ----------  ----------------       ------
Options outstanding--December 31, 1998..............................   1,385,615   $1.00 - $14.00     $    5.97
                                                                      ----------  ----------------       ------
                                                                      ----------  ----------------       ------

    The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net income would have been $3,380,000, $8,141,000 and $5,246,000 in 1996, 1997 and
1998, respectively. The change in net income would not have an effect on earnings per share in 1996, but would reduce basic earnings per share to $0.57 in 1997, a reduction of $0.01. For 1997, the change in net income would not have an effect on diluted earnings per share. For 1998, the change in net income would reduce basic and diluted earning per share by $0.03. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in 1996, 1997 and 1998: risk-free interest rate range of 4.18% to 6.9% for the three year period, expected volatility of 40.8%, 44.6% and 63.8%, for each year respectively, an expected option life ranging from 7 to 8.5 years for the three year period, and no expected dividends for each of the three years. The fair value of stock options granted were $217,000, $2,599,000 and $8,382,000 in 1996, 1997 and 1998,
respectively.

    The following table summarizes information regarding options outstanding at December 31, 1998:

                                                       OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                             ---------------------------------------  --------------------------
                                                                         WEIGHTED                    WEIGHTED
                                                           REMAINING      AVERAGE                     AVERAGE
                                               NUMBER     CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
RANGE OF EXERCISE PRICES                     OUTSTANDING     LIFE          PRICE      EXERCISABLE      PRICE
-------------------------------------------  -----------  -----------  -------------  -----------  -------------
$1.00 - $2.00..............................     459,350     7.32 yrs     $    1.04       459,350     $    1.04
$6.13......................................     475,965     9.38 yrs     $    6.13
$6.94 - $9.00..............................     202,000     9.63 yrs     $    6.97
$14.00.....................................     248,300     8.95 yrs     $   14.00        45,000     $   14.00
                                             -----------  -----------       ------    -----------       ------
$1.00 - $14.00.............................   1,385,615     8.66 yrs     $    5.97       504,350     $    2.20
                                             -----------  -----------       ------    -----------       ------
                                             -----------  -----------       ------    -----------       ------

    EMPLOYEE STOCK PURCHASE PLAN--The Company has adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 3,000,000 shares are reserved for purchase by employees. Substantially all of the Company's employees may contribute from two to eight percent of their qualified earnings

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

11. COMMON STOCK (CONTINUED)
toward the purchase of Company Common Stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the grant date or the closing price at the end of each six month offering period, which generally runs from January 1 through June 30, whichever is lower. At December 31, 1997 there were no shares issued under this plan. At December 31, 1998 there were 5,692 shares issued under this plan.

12. PROFIT SHARING PLAN

    Power-One, Inc. has a 401(k) profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that Power-One, Inc. will partially match employee contributions up to specified percentages. Total contributions were $143,000, $79,000 and $180,000 the years ended December 31, 1996, 1997 and 1998, respectively.

13. BUSINESS GEOGRAPHICAL LOCATIONS

    As required by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has reviewed its business activities and determined that it does not have more than one operating segment as defined by this statement. This determination was based on the management approach which focuses on the way management organizes the Company's business activities for making operating decisions and assessing performance. The Company primarily operates in one industry segment which includes the design, development and manufacture of AC/DC and DC/DC power supplies for the commercial electronics industry.

    The Company has manufacturing and distribution facilities in the United States, Puerto Rico, Dominican Republic, Mexico, Ireland, Switzerland and Slovakia. The Company's operations in Puerto Rico are considered part of the United States and are included as North America. The following table summarizes the Company's revenues and long lived assets in different geographic locations (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1996       1997        1998
                                                              ---------  ---------  ----------
Revenues (a)
  North America.............................................  $  74,528  $  91,846  $   84,475
  Europe....................................................        551      1,033      17,560
  Other foreign countries...................................        355        189         484
                                                              ---------  ---------  ----------
    Total...................................................  $  75,434  $  93,068  $  102,519
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------
Long Lived Assets:
  North America.............................................  $   6,808  $   6,346  $    8,699
  Switzerland...............................................                            11,752
  Mexico....................................................      1,798      3,926       7,974
  Dominican Republic........................................      1,852      3,347       5,245
  Other foreign countries...................................                             2,853
                                                              ---------  ---------  ----------
    Total...................................................  $  10,458  $  13,619  $   36,523
                                                              ---------  ---------  ----------
                                                              ---------  ---------  ----------

------------------------

(a) Revenues are attributable to countries based on location of customer

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

14. INCOME TAXES

    The components of income tax expense for the period from January 29, 1996, the date on which the Company converted to a tax paying entity (see Notes 1 and 2), to December 31, 1996 and for the years ended December 31, 1997 and 1998 are as follows (in thousands):

                                                                    1996       1997       1998
                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................  $   1,221  $     758  $   2,810
  State.........................................................        334        117        585
  Foreign.......................................................        157        378      1,063
                                                                  ---------  ---------  ---------
Total current...................................................      1,712      1,253      4,458
                                                                  ---------  ---------  ---------
Deferred:
  Federal.......................................................       (675)     1,779       (844)
  State.........................................................       (185)       510       (202)
  Foreign.......................................................                           (1,086)
                                                                  ---------  ---------  ---------
Total deferred..................................................       (860)     2,289     (2,132)
                                                                  ---------  ---------  ---------
Provision for income taxes......................................        852      3,542      2,326
Recordation of deferred income tax benefits upon conversion from
  limited liability company to C corporation....................       (456)
                                                                  ---------  ---------  ---------
Income taxes....................................................  $     396  $   3,542  $   2,326
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

14. INCOME TAXES (CONTINUED)
    The components of deferred tax assets (liabilities) at December 31, 1997 and 1998 are as follows (in thousands):

                                                      1997                       1998
                                              --------------------  -------------------------------
                                               FEDERAL     STATE     FEDERAL     STATE     FOREIGN
                                              ---------  ---------  ---------  ---------  ---------
Current:
  Uniform capitalization....................  $      61  $      16  $     236  $      61
  Sales discount reserve....................        140         36        214         56
  Bad debt reserve..........................        208         54        309         80  $     (50)
  Inventory reserve.........................        206         54        477        124       (436)
  State Taxes...............................                              201
  Inventory Overheads.......................                                                   (736)
  Litigation reserves.......................                                                   (583)
  NOL.......................................                                                    521
  Other.....................................        171         30         64         23        (25)
                                              ---------  ---------  ---------  ---------  ---------
    Total current...........................        786        190      1,501        344     (1,309)

Noncurrent:
  Intangible assets.........................     (1,609)      (418)    (1,448)      (382)
  Fixed Assets..............................                                                 (1,788)
  Other.....................................         78                    46         12        (25)
                                              ---------  ---------  ---------  ---------  ---------
    Total noncurrent........................     (1,531)      (418)    (1,402)      (370)    (1,813)
Net deferred tax assets (liabilities).......  $    (745) $    (228) $      99  $     (26) $  (3,122)
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------

    A reconciliation of the Company's provision for income taxes for the years ended December 31, 1996 (the initial year the Company became a tax paying entity), December 31, 1997 and 1998 to the U.S. federal statutory rate is as follows:

                                                                 1996          1997         1998
                                                              -----------  ------------  -----------
                                                              AMOUNT   %   AMOUNT    %   AMOUNT   %
                                                              ------  ---  -------  ---  ------  ---
Provision for income taxes at statutory rate................  $1,289   34% $ 4,004   34% $2,739   34%
Foreign income taxed at lower rates.........................    (521) (14)  (1,137) (10)   (494)  (6)
State taxes net of federal benefit..........................     116    3      414    4     253    3
Tax benefit of limited liability company from January 1 to
  January 29, 1996..........................................     (97)  (3)
Other.......................................................      65    2      261    2    (172)  (2)
                                                              ------  ---  -------  ---  ------  ---
                                                                 852   22    3,542   30   2,326   29
Recordation of net deferred tax assets upon conversion to C
  corporation...............................................    (456) (12)
                                                              ------  ---  -------  ---  ------  ---
                                                              $  396   10% $ 3,542   30% $2,326   29%
                                                              ------  ---  -------  ---  ------  ---
                                                              ------  ---  -------  ---  ------  ---

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

15. RELATED PARTY TRANSACTIONS

    Stephens Inc, a majority stockholder, provided financial advisory services of approximately $785,000 relating to the acquisition of Melcher, approximately two-thirds of which was paid to another investment bank. Similar services were provided in relation to the IPD acquisition (see Subsequent Events--Note 16). At December 31, 1998 no amounts were owed to Stephens Inc.

16. SUBSEQUENT EVENTS

    On January 29, 1999, the Company completed its purchase of IPD, a Boston based company and leading supplier of high-density and general-purpose DC/DC converters and ring generators distributed primarily throughout North America, for a purchase price of $31.8 million less certain capitalized lease obligations and other indebtedness of IPD. The purchase price was negotiated at arms length with the sellers, none of whom had any prior relationship with the Company. In addition, the Company may pay up to $13 million earnout consideration to IPD's stockholders based upon IPD's attaining certain defined operational performance objectives through March 31, 2000. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling $29 million under its existing credit facility.

    In connection with the IPD acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    The Company entered into a technology and license agreement (the "Agreement") on April 2, 1996 (see Note 2). The Agreement included total cash payments of $1.5 million over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset is being amortized over the term of the licensing agreement, ten years, using the straight-line method. Since the technology acquired as a result of the Agreement is substantially similar to the product lines acquired as a result of the IPD acquisition, the Company will take a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the Agreement in fiscal year 1999.

                                POWER-ONE, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                             1997 AND 1998 QUARTERS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1997 QUARTERS ENDED
                                                          ------------------------------------------
                                                           MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                                          ---------  ---------  ---------  ---------
                                                                         (UNAUDITED)
Net sales...............................................  $  17,910  $  23,023  $  24,852  $  27,283
Gross profit............................................      7,308      9,277     10,073     10,929
Income from operations..................................      2,295      3,100      3,945      5,277
Net income..............................................        997      1,570      2,130      3,537
Net income attributable to common stockholders..........        586      1,146      1,706      3,282
Diluted earnings per share..............................  $    0.06  $    0.11  $    0.17  $    0.20

                                                                     1997 QUARTERS ENDED
                                                          ------------------------------------------
                                                           MAR. 31    JUNE 30   SEPT. 30    DEC. 31
                                                          ---------  ---------  ---------  ---------
                                                                         (UNAUDITED)
Net Sales...............................................  $  26,380  $  23,956  $  23,811  $  28,372
Gross profit............................................     10,810      9,656      8,851      9,756
Income (loss) from operations...........................      4,088      3,929        328       (243)
Net income (loss) attributable to common stockholders...      3,073      3,048        287       (678)
Diluted earnings (loss) per share.......................  $    0.18  $    0.18  $    0.02  $   (0.04)

                                POWER-ONE, INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

  FOR EACH OF THE PERIODS IN THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                 BALANCE AT   CHARGED TO                               BALANCE AT
                                                  BEGINNING    COSTS AND    ACQUIRED                     END OF
DESCRIPTION                                       OF PERIOD   EXPENSES(1)  BALANCES(2)  DEDUCTIONS(3)    PERIOD
-----------------------------------------------  -----------  -----------  -----------  -------------  ----------
Allowance for doubtful accounts:
  Year Ended December 31, 1996.................     203,000      435,000                                  638,000
  Year Ended December 31, 1997.................     638,000      296,000                    (109,000)     825,000
  Year Ended December 31, 1998.................     825,000      140,000      468,000        (31,000)   1,402,000

Accrued sales discounts and returns:
  Year Ended December 31, 1996.................     438,000      147,000                                  585,000
  Year Ended December 31, 1997.................     585,000                                  (50,000)     535,000
  Year Ended December 31, 1998.................     535,000      217,000                                  752,000

Accrued Warranties:
  Year Ended December 31, 1996.................     400,000      300,000                    (300,000)     400,000
  Year Ended December 31, 1997.................     400,000      141,000                    (141,000)     400,000
  Year Ended December 31, 1998.................     400,000      298,000    1,192,000       (125,000)   1,765,000

------------------------

(1) For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provision for estimated discounts and returns.

(2) Beginning balance upon acquisition of Melcher effective August 31, 1998.

(3) For the allowance for doubtful accounts, represents bad debt charge offs.

                               INDEX TO EXHIBITS

             DESCRIPTION
             -----------------------------------------------------------------------------------------------------
  3.1*       Restated Certificate of Incorporation of the Company

  3.2*       Amended and Restated Bylaws of the Company

  4.1*       Specimen Common Stock Certificate

 10.1*       Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers

 10.6**      Amended and Restated 1996 Stock Incentive Plan

 10.7*       Management Bonus Plan

 10.11*      Security Agreement between the Company and NationsBank of Texas, N.A., dated February 1, 1996

 10.12*      Form of Pledge Agreement

 10.13*      Product and Component Agreement, including the related License Agreement, between the Company and
               Calex Manufacturing Company dated April 2, 1996

 10.14*      P-E Tax Exemption Grant dated January 4, 1995

 10.16***    Employee Stock Purchase Plan

 10.20****   Amended and Restated Credit Agreement among the Company, NationsBank of Texas, N.A. and certain lenders, dated December 10, 1997

 21          List of Subsidiaries

 23          Independent Auditors' Consent

 24          Power of Attorney (Contained on Signature Page)

 27          Financial Data Schedule

------------------------

   * Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889)

  ** Previously filed as an exhibit to the Registration Statement on form S-8 of Power-One,Inc. (File No. 333-48197)

 *** Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One,Inc. (File No. 333-42079)

**** Previously filed as an exhibit to the Annual Report on Form 10-K of Power-One, Inc. for the fiscal year ended December 31, 1997. (File No. 0-29454)