Form 10-K/A
period 1998-12-27
POWER ONE INC
filed 1999-04-06
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $83 million.

    As of March 15, 1999, 17,100,107 shares of the Registrant's $0.001 par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE
                                ----------------

The registrant has filed this Form 10-K/A solely to amend the cover page of its Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 29, 1999, to indicate that the registrant has disclosed delinquent filers pursuant to Item 405 of Regulation S-K in its definitive amended proxy statement, as filed with the Commission on March 31, 1999, incorporated by reference in Part III of its Form 10-K. Except for the cover page, the content of the registrant's original Form 10-K is otherwise unchanged.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this annual report Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POWER-ONE, INC.

                                By:            /s/ STEVEN J. GOLDMAN
                                     -----------------------------------------
                                                 Steven J. Goldman
                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
DATE: April 6, 1999                            OFFICER AND PRESIDENT

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


          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
    /s/ STEVEN J. GOLDMAN         Chief Executive Officer
------------------------------    and President               April 6, 1999
     (Steven J. Goldman)          (Principal Executive
                                  Officer)

                                Sr. Vice President,
     /s/ EDDIE K. SCHNOPP         Finance, Chief Financial
------------------------------    Officer and Secretary       April 6, 1999
      (Eddie K. Schnopp)          (Principal Financial and
                                  Accounting Officer)

     /s/ JON E. M. JACOBY
------------------------------  Director                      April 6, 1999
      (Jon E. M. Jacoby)

  /s/ DR. HANSPETER BRANDLI
------------------------------  Director                      April 6, 1999
   (Dr. Hanspeter Brandli)

   /s/ DR. ALBERT Y. C. YU
------------------------------  Director                      April 6, 1999
    (Dr. Albert Y. C. Yu)