Form 10-Q
period 1999-03-28
POWER ONE INC
filed 1999-05-12
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                ---------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    As of March 6, 1999 there were outstanding 17,100,607 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.
                                     INDEX

                                                                                                               PAGE
                                                                                                            -----------
PART I--FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets--
              March 31, 1999 and December 31, 1998........................................................           3

            Consolidated Statements of Operations--
              for the Three Months Ended March 31, 1999 and 1998..........................................           4

            Consolidated Statements of Comprehensive (Loss) Income--
              for the Three Months Ended March 31, 1999 and 1998..........................................           5

            Consolidated Statements of Cash Flows--
              for the Three Months Ended March 31, 1999 and 1998..........................................           6

            Notes to Consolidated Financial Statements....................................................           8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........          12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....................................          17

PART II--OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..............................................................          19

SIGNATURES................................................................................................          20

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           MARCH 31,   DECEMBER 31,
                                                                                             1999          1998
                                                                                          -----------  ------------
                                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................................   $   3,099    $   10,781
  Accounts receivable:
    Trade, less allowance for doubtful accounts: $1,869--1999; $1,402--1998.............      24,678        17,865
    Other...............................................................................       2,052         2,184
  Inventories...........................................................................      39,805        32,396
  Refundable income taxes...............................................................         624            --
  Deferred income tax assets--current...................................................       2,538         1,845
  Prepaid expenses and other current assets.............................................       1,695         1,366
                                                                                          -----------  ------------
        Total current assets............................................................      74,491        66,437

PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $13,321--1999;
  $8,045--1998..........................................................................      38,273        34,608
INTANGIBLE ASSETS, NET..................................................................      64,871        51,019
OTHER ASSETS............................................................................       2,732         1,915
                                                                                          -----------  ------------
TOTAL ASSETS............................................................................   $ 180,367    $  153,979
                                                                                          -----------  ------------
                                                                                          -----------  ------------

                                        LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Credit facility.......................................................................   $  38,843    $   14,680
  Current portion of long-term debt.....................................................       2,878         2,912
  Current portion of capital leases.....................................................       1,038           114
  Bank overdraft........................................................................       2,138            --
  Accounts payable......................................................................       9,455         6,273
  Accrued payroll and related expenses..................................................       2,075         1,297
  Other accrued expenses................................................................       9,135         7,582
  Deferred income tax liability.........................................................       1,274         1,309
                                                                                          -----------  ------------
        Total current liabilities.......................................................      66,836        34,167
                                                                                          -----------  ------------
LONG-TERM DEBT, less current portion....................................................       6,434         7,645
                                                                                          -----------  ------------
LONG-TERM CAPITAL LEASES, less current portion..........................................       1,431           206
                                                                                          -----------  ------------
DEFERRED INCOME TAX LIABILITY, noncurrent...............................................       3,795         3,585
                                                                                          -----------  ------------
OTHER LIABILITIES.......................................................................         106           114
                                                                                          -----------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $0.001, 60,000,000 shares authorized; 17,100,107 and
    17,093,227 shares issued and outstanding at March 31, 1999 and December 31, 1998,
    respectively........................................................................          17            17
  Additional paid-in capital............................................................      92,409        92,368
  Accumulated other comprehensive (loss) income.........................................        (844)        2,177
  Retained earnings.....................................................................      10,183        13,700
                                                                                          -----------  ------------
        Total stockholders' equity......................................................     101,765       108,262
                                                                                          -----------  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY................................................   $ 180,367    $  153,979
                                                                                          -----------  ------------
                                                                                          -----------  ------------

                             See accompanying notes

                                 POWER-ONE, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                THREE MONTHS ENDED
                                                                                             ------------------------
                                                                                              MARCH 31,    MARCH 31,
                                                                                                1999         1998
                                                                                             -----------  -----------
NET SALES..................................................................................   $  34,834    $  26,673
COST OF GOODS SOLD.........................................................................      21,653       15,570
                                                                                             -----------  -----------
      GROSS PROFIT.........................................................................      13,181       11,103

GENERAL AND ADMINISTRATIVE
  Selling..................................................................................       4,700        2,632
  Administrative...........................................................................       2,776        2,157
  Engineering..............................................................................       2,878        1,175
  Quality assurance........................................................................         672          544
  Amortization of intangibles..............................................................       2,219          507
  In process research and development......................................................       3,300           --
                                                                                             -----------  -----------
      Total expenses.......................................................................      16,545        7,015

(LOSS) INCOME FROM OPERATIONS..............................................................      (3,364)       4,088

OTHER INCOME (EXPENSE)
  Interest income..........................................................................          35          406
  Interest expense.........................................................................        (723)         (92)
  Other income, net........................................................................         352           21
                                                                                             -----------  -----------
      Total other income (expense).........................................................        (336)         335

(LOSS) INCOME BEFORE TAXES.................................................................      (3,700)       4,423

INCOME (BENEFIT) TAXES.....................................................................        (183)       1,350
                                                                                             -----------  -----------
NET (LOSS) INCOME..........................................................................   $  (3,517)   $   3,073
                                                                                             -----------  -----------
                                                                                             -----------  -----------
BASIC (LOSS) EARNINGS PER COMMON SHARE.....................................................   $   (0.21)   $    0.18
                                                                                             -----------  -----------
                                                                                             -----------  -----------
DILUTED (LOSS) EARNINGS PER COMMON SHARE...................................................   $   (0.21)   $    0.18
                                                                                             -----------  -----------
                                                                                             -----------  -----------
BASIC SHARES OUTSTANDING...................................................................      17,095       17,060
                                                                                             -----------  -----------
                                                                                             -----------  -----------
DILUTED SHARES OUTSTANDING.................................................................      17,095       17,345
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                             See accompanying notes

                                 POWER-ONE, INC

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                                THREE MONTHS ENDED
                                                                                             ------------------------
                                                                                              MARCH 31,    MARCH 31,
                                                                                                1999         1998
                                                                                             -----------  -----------
NET (LOSS) INCOME..........................................................................   $  (3,517)   $   3,073
OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation adjustment..................................................      (3,021)          --
                                                                                             -----------  -----------
COMPREHENSIVE (LOSS) INCOME................................................................   $  (6,538)   $   3,073
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                             See accompanying notes

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                            -----------------------
                                                                                            MARCH 31,    MARCH 31,
                                                                                               1999        1998
                                                                                            ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.......................................................................  $   (3,517)  $   3,073
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
  Depreciation and amortization...........................................................       3,708       1,113
  Purchased in process technology.........................................................       3,300          --
  Gain on sale of fixed assets............................................................         (95)         --
  Deferred income taxes...................................................................        (317)          1
  Changes in operating assets and liabilities:
    Accounts receivable, net..............................................................      (2,724)        557
    Inventories...........................................................................      (1,867)      1,000
    Refundable income taxes...............................................................         172       1,177
    Prepaid expenses and other current assets.............................................        (229)        (47)
    Accounts payable......................................................................       2,199      (1,318)
    Accrued expenses......................................................................         (23)        238
    Other liabilities.....................................................................        (381)         --
                                                                                            ----------  -----------
    Net cash provided by operating activities.............................................         226       5,794
                                                                                            ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment...................................................      (2,789)     (2,673)
  Proceeds from sale of fixed assets......................................................         112          --
  Investment in IPD, net of cash acquired (Note 4)........................................     (28,739)         --
  Other assets............................................................................        (521)         57
                                                                                            ----------  -----------
  Net cash used in investing activities...................................................     (31,937)     (2,616)
                                                                                            ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit facilities...................................................      23,220          --
  Bank overdraft..........................................................................       2,138          --
  Proceeds from borrowings on long-term debt..............................................       6,730          --
  Repayments of long-term debt............................................................      (7,803)         --
  Principal payments under capital lease obligations......................................        (168)         --
  Sale and issuance of common stock-net...................................................          41          --
                                                                                            ----------  -----------
  Net cash provided by financing activities...............................................      24,158          --
                                                                                            ----------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................................        (129)         --
                                                                                            ----------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................      (7,682)      3,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................      10,781      32,018
                                                                                            ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................  $    3,099   $  35,196
                                                                                            ----------  -----------
                                                                                            ----------  -----------

                             See accompanying notes

                                POWER-ONE, INC.

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                            -----------------------
                                                                                            MARCH 31,    MARCH 31,
                                                                                               1999        1998
                                                                                            ----------  -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest..............................................................................  $      401   $      23
    Income taxes..........................................................................  $      100   $      --

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

On January 29, 1999, the Company purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million (See Note 4). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

        Fair value of tangible assets acquired..........................  $  20,840
        Fair value of goodwill and other identifiable intangible
          assets........................................................     17,862
        Cash paid for capital stock.....................................    (29,500)
                                                                          ---------
        Liabilities assumed.............................................  $   9,202
                                                                          ---------
                                                                          ---------

A capital lease obligation of $242,000 was incurred in the first quarter of 1999 when the Company entered into a lease for new equipment.

                             See accompanying notes

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended December 27, 1998 as December 31 and the three-month periods ended March 28, 1999 and March 29, 1998 as March 31.

    Certain reclassifications have been made to the amounts in the Consolidated Statement of Operations for the three month period ended March 31, 1998 to confirm to the classifications in the three month period ended March 31, 1999.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  ------------
Raw materials.......................................................   $  18,977    $   16,036
Subassemblies-in-process............................................       7,122         5,001
Finished goods......................................................      13,706        11,359
                                                                      -----------  ------------
                                                                       $  39,805    $   32,396
                                                                      -----------  ------------
                                                                      -----------  ------------

NOTE 3--EARNINGS PER SHARE

    Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
impact of stock options. Basic and diluted (loss) earnings per share for the three month periods ended March 31 are calculated as follows (in thousands, except per share data):

                                                          MARCH 31, 1999                    MARCH 31, 1998
                                                  -------------------------------  ---------------------------------
                                                              AVERAGE                          AVERAGE
                                                   INCOME     SHARES    PER SHARE   INCOME     SHARES     PER SHARE
                                                  ---------  ---------  ---------  ---------  ---------  -----------
Net (loss) income...............................  $  (3,517)                       $   3,073

Basic (loss) earnings per share:
  Shares outstanding............................                17,095                           17,060
                                                  ---------  ---------             ---------  ---------
  Basic (loss) earnings per share...............     (3,517)    17,095  $    (.21)     3,073     17,060   $     .18
                                                                        ---------                               ---

Dilutive securities--
  Stock options.................................                                                    285
                                                  ---------  ---------             ---------  ---------
Diluted (loss) earnings per share:..............  $  (3,517)    17,095  $    (.21) $   3,073     17,345   $     .18
                                                  ---------  ---------  ---------  ---------  ---------         ---
                                                  ---------  ---------  ---------  ---------  ---------         ---

    The dilutive effect of options outstanding at March 31, 1999 was not included in the calculation of diluted loss per share for the three month period ended March 31, 1999 because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. The amount of such options excluded from the diluted loss per share computation was approximately 400,000.

NOTE 4--ACQUISITIONS

    On January 29, 1999, the Company completed its purchase of International Power Devices, Inc. ("IPD"), for $31.8 million less certain capitalized lease obligations and other indebtedness of IPD. As of March 31, 1999, the total purchase price was calculated at $28.3 million, plus approximately $1.2 million of transaction related costs. In addition, the Company may pay up to $13 million earnout consideration to IPD's stockholders based upon IPD's attaining certain defined operational performance objectives through March 31, 2000. The purchase price was negotiated at arms length with IPD, which had no prior relationship with the Company. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling approximately $28 million under its existing credit facility. In a separate transaction, the Company has agreed to acquire IPD's manufacturing facility from a separate partnership for its appraised value, which is anticipated to be approximately $4.3 million to be funded by additional borrowings from credit facilities.

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

    The acquisition was accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, were allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from five to 15 years.

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 4--ACQUISITIONS (CONTINUED)
The fair market value of IPD's assets and liabilities has been included in the Company's balance sheet as of March 31, 1999. The consolidated statements of operations, comprehensive income and of cash flow for the three months ended March 31, 1999, include two months of IPD's operations.

    In connection with the IPD acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    The product lines acquired as a result of the IPD acquisition were substantially similar to purchased technology related to a technology and license agreement with a company entered on April 2, 1996 for which an intangible asset was recorded and was being amortized over the term of the licensing agreement (see Note 5). Consequently, the Company recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the agreement in the three month period ended March 31, 1999.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of IPD had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for inventory fair market valuation write-up, which increased cost of goods sold expense, amortization of intangibles including an in process research and development charge of $3.3 million, depreciation expense, assumed interest expense, a write off of a technology and license agreement and deferred taxes.

                                                                       THREE MONTHS ENDED
                                                                    ------------------------
                                                                     MARCH 31,    MARCH 31,
                                                                       1999         1998
                                                                    -----------  -----------
                                                                     (DOLLARS IN THOUSANDS,
                                                                        EXCEPT PER SHARE
                                                                            AMOUNTS)
Net sales.........................................................   $  37,063    $  33,020
Net loss..........................................................   $  (5,364)   $  (2,111)
Basic loss per common share.......................................   $   (0.31)   $   (0.12)
Diluted loss per common share.....................................   $   (0.31)   $   (0.12)

    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

NOTE 5--INTANGIBLE ASSETS

    Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher Holding AG ("Melcher") in 1998 and of IPD in the first quarter of 1999 (see Note 4) which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from five

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 5--INTANGIBLE ASSETS (CONTINUED)
to 25 years, using the straight-line method. At March 31, 1999 and December 31, 1998 accumulated amortization related to these intangible assets totaled $7,893,000 and $6,743,000, respectively.

    Intangible assets at December 31, 1998 also included purchased technology related to a technology and license agreement (the "Agreement") with a company entered on April 2, 1996. The Agreement called for total cash payments of $1,500,000 over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset was being amortized over the term of the licensing agreement, ten years, using the straight-line method. Since the technology acquired as a result of the Agreement was substantially similar to the product lines acquired as a result of the IPD acquisition, the Company recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the Agreement in the three month period ended March 31, 1999. Accumulated amortization on the license agreement was $384,000 at December 31, 1998.

    Increase in intangible assets from December 31, 1998 to March 31, 1999 relates to the intangible assets recorded in connection with the IPD acquisition. Intangible assets consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1999          1998
                                                                      -----------  ------------
Goodwill and Trade Name.............................................   $  41,609    $   39,121
Distribution Network................................................       5,207         5,207
Sales Force.........................................................         735           790
Product Technology..................................................      19,713        11,632
Assembled Workforce.................................................         800            --
Customer Relationships..............................................       4,700            --
License Agreement...................................................          --         1,396
                                                                      -----------  ------------
                                                                          72,764        58,146
                                                                      -----------  ------------
Less accumulated amortization.......................................       7,893         7,127
                                                                      -----------  ------------
                                                                       $  64,871    $   51,019
                                                                      -----------  ------------
                                                                      -----------  ------------

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. On August 31, 1998, the Company acquired Melcher Holding AG ("Melcher") for $43.4 million. Melcher, a European-based company, is primarily engaged in the design and manufacture of more than 750 high-reliability DC/DC power conversion products that it distributes throughout Europe. On January 29, 1999, the Company acquired International Power Devices, Inc. ("IPD"), for approximately $29.5 million. In addition, the Company may pay up to $13 million earnout consideration to IPD's stockholders based upon IPD's attaining certain defined operational performance objectives through March 31, 2000. IPD, a Boston-based company, is a leading supplier of over 1,000 high-density and general-purpose DC/DC converters and ring generators that it distributes primarily throughout North America. Both of these acquisitions were accounted for using the purchase method of accounting. In both cases, the net purchase price, plus transaction costs, were allocated to tangible assets and intangible assets. The fair market value of both Melcher's and IPD's assets and liabilities has been included in the Company's balance sheet as of March 31, 1999. For the three months ended March 31, 1999, financial results are consolidated to include Melcher and two months of IPD's operations.

    NET SALES. Net sales increased $8.2 million, or 30.6%, to $34.8 million for the three months ended March 31, 1999 from $26.7 million for the three months ended March 31, 1998. Included in net sales for the first quarter ended 1999, are approximately $11.7 million contributed by Melcher for the three months and approximately $5.4 million contributed by IPD since the date of acquisition. On a consolidated basis, the principal contributors to the $8.2 million increase in net sales were DC/DC power products which contributed $14.8 million, primarily due to the Melcher and IPD acquisitions, low range power products, which contributed $2.4 million, primarily due to the Melcher acquisition, and custom power products which contributed $1.3 million. These increases were offset by declines in the Company's high-range power products of $7.9 million, linear power products of $1.8 million and all other product lines of $0.6 million, net. Excluding Melcher and IPD, the Company's net sales decreased $8.9 million, or 33.2%, to $17.8 million in the first quarter of 1999 from $26.7 million for the comparable period in 1998. This was primarily due to general weak demand for the Company's high-range power supplies in the first quarter of 1999 as compared to the same period in the prior year.

    Sales to OEMs in the first quarter of 1999 were $28.1 million, or 80.6% of net sales, up from $15.8 million over the comparable period in 1998, or 59.1% of net sales, and up from $19.9 million in the fourth quarter of 1998, or 70.1% of net sales. No one customer exceeded 10% of total sales in the first quarter of 1999. Sales through distributors were $6.7 million in the first quarter of 1999, down $4.2 million from $10.9 million over the same period last year, and down from $8.5 million in the fourth quarter of 1998. As a percent of net sales, sales through distributors was 19.4%, down from 40.9% last year, and down from 29.9% in the fourth quarter of 1998. The lower percentage of net sales through distributors in the first quarter of 1999 compared to the first quarter of 1998 is due to the change in the mix of the Company's customer base, as Melcher's and IPD's customers are primarily OEMs.

    Power-One provides power supplies to a global customer base including OEMs with manufacturing operations in diverse markets such as voice and data communications, semiconductor manufacturing, medical electronics, automatic test, instrumentation, transportation and industrial equipment. The recent acquisition of IPD has significantly broadened the Company's customer base by increasing sales to key customers and adding new customers in the data communications and telecommunications markets. As a result of the IPD acquisition, the Company's sales to the communications market in general increased $5.2 million in the first quarter of 1999.

    Sales by markets for the three months ended March 31, 1999 and March 31, 1998 were:

                                                                               1999       1998
                                                                             ---------  ---------
Communications.............................................................       37.8%      13.3%
Industrial.................................................................       19.3%      23.7%
Medical....................................................................        9.1%      12.5%
Transportation.............................................................        9.0%        --%
Computer and retail........................................................        5.1%       9.1%
ATE/Semiconductor test equipment...........................................        4.9%      34.2%
Other......................................................................       14.8%       7.2%

    The changes in the Company's sales set forth in the chart above to the ATE/semiconductor test equipment and communications markets in the first quarter of 1999 as compared to the comparable period in 1998 are primarily due to decreased demand for the Company's high-range power supplies within the ATE/semiconductor test equipment market and the change in the Company's customer mix due to the acquisition of Melcher and IPD, which have a proportionately larger concentration of sales in the communications market.

    Beginning in the first quarter of 1999, demand for the Company's products increased significantly. The Company's combined backlog on March 31, 1999 was $42.1 million, an increase of 61.9%, compared to backlog of $26.0 million on December 31, 1998. The Company's backlog on March 31, 1998 was $27.9 million. March 1999 was the strongest booking month in the Company's history with approximately $24 million in bookings, with much of this growth coming from strong demand in the data communications and telecommunications markets. The combined backlog at the end of the first quarter of 1999 includes $9.8 million of IPD's backlog. Pro forma backlog, which assumes IPD's backlog was in place at December 31, 1998, increased 38.5% at the end of the first quarter of 1999 as compared to year-end 1998.

    The Melcher acquisition has already had a positive impact on the Company's overall business by expanding Power-One's product line in high-reliability DC/DC products, by opening a $2 billion merchant market in Europe for Power-One thereby broadening the Company's customer base, and by increasing the Company's market share in the communications and transportation markets. Similarly, IPD is also expected to contribute positively by opening a $2.3 billion worldwide merchant market for Power-One in high-density DC/DC converters, by further expanding the Company's portfolio of products, and by further expanding Power-One's presence in the data communications and telecommunications markets.

    GROSS PROFIT. Gross profit increased $2.1 million, or 18.7%, to $13.2 million for the three months ended March 31, 1999 from $11.1 million for the three months ended March 31, 1998. As a percent of net sales, gross profit margin decreased to 37.8% for the first three months of 1999 from 41.6% for the same period in 1998. The decline in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the IPD acquisition, as well as a lower average gross margin attributable to IPD in the first quarter of 1999. Excluding the IPD related adjustments, gross profit margin would have been 40.0% for the first quarter of 1999.

    SELLING EXPENSE. Selling expense increased $2.1 million, or 78.6%, to $4.7 million for the three months ended March 31, 1999 from $2.6 million for the comparable period in 1998. As a percent of net sales, selling expense increased to 13.5% for the first three months of 1999 from 9.9% for the comparable period in 1998. The increase of $2.1 million in the first quarter of 1999 was primarily due to Melcher's and IPD's selling expense of $2.1 million and $428,000, respectively, which was partially offset by a $432,000 decrease in Power-One's selling expense. The decrease in Power-One's selling expense was primarily related to lower employee costs, as well as a decrease in outside sales commissions due to lower sales volume. The increase in selling expense as a percentage of net sales is primarily due to Melcher which, on a standalone basis, has higher selling expenses than Power-One and IPD in relation to net sales.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $619,000, or 28.7%, to $2.8 million for the three months ended March 31, 1999 from $2.2 million for the three months ended March 31, 1998. As a percent of net sales, administrative expense decreased slightly to 8.0% for the first three months of 1999 from 8.1% for the comparable period in 1998. The increase of $619,000 was primarily attributable to Melcher's and IPD's administrative expense of $678,000 and $376,000, respectively, which was partially offset by a $435,000 decrease in Power-One's administrative expense. The decrease in Power-One's administrative expense was primarily due to lower employee costs related to a decrease in employee performance bonuses.

    ENGINEERING EXPENSE. Engineering expense increased $1.7 million, or 144.9%, to $2.9 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. As a percent of net sales, engineering expense increased to 8.3% for the first three months of 1999 from 4.4% for the comparable period in 1998. The increase of $1.7 million was primarily due to Melcher's and IPD's engineering expense of $1.2 million and $543,000, respectively, which was partially offset by a $17,000 decrease in Power-One's engineering expense.

    QUALITY ASSURANCE EXPENSE. Quality Assurance expense increased $128,000, or 23.5%, to $672,000 for the three months ended March 31, 1999 from $544,000 for the three months ended March 31, 1998. As a percent of net sales, quality assurance expense decreased slightly to 1.9% for the first three months of 1999 from 2.0% for the comparable period in 1998. The increase of $128,000 was primarily due to higher quality assurance expense related to the Melcher and IPD acquisitions.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $1.7 million, or 337.7%, to $2.2 million for the three months ended March 31, 1999 from $507,000 for the same period in 1998. The majority of the increase is attributable to a $1.0 million charge taken by the Company to write-off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. The balance of the increase is due to two months of amortization of intangibles initially recorded upon the acquisition of IPD on January 29, 1999 totaling approximately $304,000, as well as $431,000 of amortization of intangibles related to the Melcher acquisition.

    IN PROCESS RESEARCH AND DEVELOPMENT. As a result of the IPD acquisition, the Company recorded a one time charge of $3.3 million for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

    (LOSS) INCOME FROM OPERATIONS. As a result of the items above, (loss) income from operations decreased $7.5 million, or 182.3%, to a $3.4 million loss from operations for the three months ended March 31, 1999 from $4.1 million income from operations for the comparable period in 1998. Included in the loss from operations for the three months ended March 31, 1999, are several significant non-recurring items totaling approximately $5.1 million. Excluding the $0.8 million inventory write-up related purchase accounting adjustment for IPD, $1.0 million write-off of a previously acquired technology license, and $3.3 million charge for in process research and development, income from operations would have been $1.7 million.

    INTEREST EXPENSE. Interest expense increased $631,000, or 685.9%, to $723,000 for the three months ended March 31, 1999 from $92,000 for the comparable period in 1998. The increase is primarily due to advances on the Company's credit facilities to finance the Melcher and IPD acquisitions.

    INTEREST INCOME. Interest income decreased $371,000, or 91.4% to $35,000 for the three months ended March 31, 1999 from $406,000 for the three months ended March 31, 1998. The decrease is primarily due to the decrease in short-term, interest bearing financial instruments due to cash used for the Melcher acquisition in the third quarter of 1998.

    OTHER INCOME, NET. Other income, net, increased $331,000, to $352,000 for the three months ended March 31, 1999 from other income, net, of $21,000 for the three months ended March 31, 1998. Other income increased primarily due to gains on sales of fixed assets and foreign currency transactions.

    INCOME TAXES. The provision for income taxes decreased to a $183,000 benefit for the three months ended March 31, 1999 from $1.4 million income tax for the comparable period in 1998. The recorded loss for the first quarter of 1999 did not generate a significant income tax benefit primarily due to the $3.3 million charge for in process research and development and $304,000 amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company's balance of cash and cash equivalents was $3.1 million compared to $10.8 million at December 31, 1998, a decrease of $7.7 million, or 71.3%. The primary source of cash for the first three months of 1999 consisted of net borrowings from credit facilities of $23.2 million which were primarily used to finance the IPD acquisition. The primary uses of cash for the first three months of 1999 consisted of $28.7 million for the purchase of IPD, including transaction costs and net of cash acquired, and $2.8 million for the acquisition of property and equipment.

    The $2.8 million for acquisition of property and equipment included approximately $1.0 million for hardware, software and implementation support related to the Company's Oracle Enterprise Resource Planning ("ERP") system conversion and the balance reflects additional property, plant and capital equipment expenditures to support the Company's growth plans.

    The Company has a revolving line of credit in the U.S. which bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (c) requires the Company to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At March 31, 1999, amounts outstanding under Power-One's line of credit in the U.S. were $34.4 million.

    As a result of the Melcher acquisition, the Company has various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $15.7 million. Melcher's credit facility in Switzerland bears interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Certain of Melcher's credit agreements require Melcher to maintain certain financial covenants as well as certain financial reporting obligations to the lenders none of which is materially restrictive to Melcher. At March 31, 1999, short-term and long-term amounts outstanding under Melcher's credit facilities were $3.9 million and $9.3 million, respectively, and Melcher was in compliance with all debt covenants.

    As a result of the IPD acquisition, the Company has an additional line of credit in the U.S. which bears interest at the bank's prime rate plus .75%. Borrowings are limited to the lesser of $4,500,000 or 80% of the Company's eligible accounts receivable, as defined. At March 31, 1999, amounts outstanding under IPD's line of credit were $0.5 million.

    At March 31, 1999, short-term and long-term amounts outstanding under all credit facilities with banks were $38.8 million and $9.3 million, respectively. Primarily due to the acquisition of IPD and purchase related adjustments, the Company was not in compliance with all debt covenants at March 31, 1999; however, the Company is obtaining waivers from the appropriate financial institutions and does not anticipate any complications. Borrowings are collateralized by substantially all of the Company's assets.

    The Company expects to spend a total of approximately $1.5 million in 1999 to complete the implementation of its new Oracle ERP system. The Company has also agreed to acquire IPD's manufacturing facility from a separate partnership for its appraised value, which is anticipated to be approximately $4.3 million to be funded by additional borrowings from credit facilities. In addition, the Company currently anticipates that its total capital expenditures for 1999 will be approximately $10.4 million, of which approximately $4.6 million represents investments in surface mount technology automation and approximately $2.9 million represents investments in manufacturing improvements. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans, the financial condition of the Company and general economic conditions.

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

    An awareness campaign has been conducted and a Year 2000 strategy has been developed with the full support of the executive management team. Core business areas and processes have been assessed and Y2K project coordinators assigned to identify, prioritize, and mobilize needed resources. Affected applications, databases, and related system components have been selected for conversion, replacement, or elimination. Compliance plans and schedules have been implemented for validation and testing including a careful review of warranties for Y2K compliance of network applications and utilities. The Company has developed a schedule for the implementation of all converted or replaced applications and system components.

    The Y2K issue creates risk for the Company from unforeseen problems with its own computer systems and software and from third party suppliers and customers with whom the Company deals on financial transactions. To address these risks, the Company established a task force in early 1998. The task force has performed a comprehensive review of, and is continuing to take actions, to ensure the internal readiness of the Company's computer systems and software, its technical infrastructure, as well as embedded systems commonly found in manufacturing equipment such as microcontrollers. This review also included assessments of the Company's products and the readiness of its key suppliers, subcontractors and customers to handle dates beginning with the year 2000. The Company has received survey responses from approximately 75% of its critical suppliers indicating Y2K awareness as well as their intent to be fully Y2K compliant and certified by year-end 1999. The Company expects the balance of critical vendors to provide survey responses by the third quarter of 1999. The Company also believes, based on its assessments, that its products are not date sensitive.

    The Company has significantly reduced its exposure to problems resulting from the Y2K issue by implementing a new Oracle ERP system, which is Y2K compliant, at its Camarillo, California facility. The Company plans to implement the Oracle system at its Mexican facilities and Melcher's European facilities, which currently utilize non-compliant systems, and expects to complete this implementation early in the fourth quarter of 1999. Although the Company's Caribbean facility utilizes a Y2K compliant version of the

Legacy ERP system, the Company intends to implement the Oracle System at this facility early in the fourth quarter of 1999. Should the Company's implementation of the Oracle System at these facilities be delayed, the Company has developed a contingency plan to minimize its risk of exposure to problems resulting from the Y2K issue.

    Additionally, the Company is modifying or replacing, as necessary, other software applications in order to ensure that they are Y2K compliant. The Company currently maintains vital project statistics on a non-compliant intranet database. This database has been converted, tested, and implemented using a Y2K compliant solution. A second critical database used to track and analyze product performance is currently in an acceptance testing phase and is expected to be fully operational in the second quarter of 1999. Most of the Company's assessment efforts have been completed at this time and remediation and testing actions are either underway and are on schedule.

    The overall costs to complete the Company's Y2K project are not expected to be material. The Company is on schedule to complete modification and testing of its computer systems and software in 1999 and expects to complete substantially all of its Year 2000 project by the end of October 1999, before any anticipated impact on its operating systems.

    The Company may not be able to identify all Y2K problems before they occur or to successfully remedy any problems that it discovers. While the Company does not believe that Y2K related expenditures will have a material adverse effect on its business, if the necessary implementations and modifications are not made on a timely basis, the Y2K issue could adversely effect the Company's business, results of operations, cash flows or financial condition.The Company believes that the most significant adverse effect of the Y2K problem on its business would be that some of the Company's smaller and less relied upon suppliers and customers may not be Y2K compliant thereby resulting in the delay of receipt of materials and delayed fulfillment of customers' orders. The Company is developing contingency plans to minimize potential disruptions to its business operations.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    DEBT. The Company is exposed to cash flow risk due to changes in market interest rates related to its outstanding debt. Short-term borrowings under credit facilities do not give rise to significant interest rate risk because these borrowings generally have maturities of less than one year. For example, in Europe the Company's credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.00%. As the Company's long-term debt is drawn from the available credit facilities in Europe, the Company's principal risk with respect to its long-term debt is to changes in these market rates. The table below presents principal cash flows and related weighted average interest rates for the Company's credit facilities and Swiss franc denominated long-term debt obligations at March 31, 1999 by expected maturity dates. The information is presented in U.S. dollar equivalents, the Company's reporting currency, and parenthetically in Swiss francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against the Swiss franc would not have a significant effect on the future earnings of the Company.

                                                                    EXPECTED MATURITY DATE
                                             --------------------------------------------------------------------
                                               1999       2000       2001       2002        2003      THERE- AFTER   TOTAL
                                             ---------  ---------  ---------  ---------     -----     -----------  ---------
                                                              (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
Credit facility:
  Variable Rate ($US)......................     34,902                                                                34,902
    Average Interest Rate..................       6.7%                                                                  6.7%

Fixed Rate (CHF 5,820).....................      3,941                                                                 3,941
  Average Interest Rate....................       3.4%                                                                  3.4%

Long-term Debt:
  Fixed Rate (CHF 13,750)..................      1,693      4,233      2,370      1,016          --           --       9,312
    Average Interest Rate..................       6.2%       3.9%       4.0%       5.0%                                 4.5%

                                               FAIR
                                               VALUE
                                             ---------
Credit facility:
  Variable Rate ($US)......................     34,902
    Average Interest Rate..................
Fixed Rate (CHF 5,820).....................      3,941
  Average Interest Rate....................
Long-term Debt:
  Fixed Rate (CHF 13,750)..................      9,312
    Average Interest Rate..................

    FOREIGN CURRENCY. A significant portion of the Company's business operations are conducted in various countries in Europe. As a result, the Company has a certain degree of market risk with respect to its cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than the Company's functional currency. Historically, the Company has not actively engaged in substantial exchange rate hedging activities, and at March 31, 1999, the Company had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "expect," "estimate," "believe," "anticipate," "may," "should," "plans," "intends," and similar expressions, or the negative thereof, are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by the Company. These risks and uncertainties include, but are not limited to, the factors set forth in the "Risk Factors" section of the Company's 1998 Form 10-K on file with the Securities and Exchange Commission. Other risks and uncertainties include uncertainties relating to general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, electronics industry market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are not predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors set forth in this report and other reports that the Company files with the Securities and Exchange Commission, which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 5--NOT APPLICABLE

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS
       Exhibit 27--Financial Data Schedule

    (b) REPORTS ON FORM 8-K

       A Current Report on Form 8-K dated January 29, 1999 was filed on February 9, 1999 to report the closing of the Company's acquisition of all of the outstanding capital stock of International Power Devices, Inc. ("IPD") for approximately $31.8 million, less certain capitalized lease obligations and other indebtedness of IPD, in accordance with Item 2 of the Instructions to Form 8-K.

       A Current Report on Form 8-K/A dated January 29, 1999 was filed on April 14, 1999 to provide financial statements and the pro forma financial information for the IPD acquisition, in accordance with Item 7 of the Instructions to Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 1999             POWER-ONE, INC.

                                By:            /s/ STEVEN J. GOLDMAN
                                     -----------------------------------------
                                                 Steven J. Goldman
                                               CHAIRMAN OF THE BOARD,
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                By:             /s/ EDDIE K. SCHNOPP
                                     -----------------------------------------
                                                  Eddie K. Schnopp
                                            SR. VICE PRESIDENT, FINANCE,
                                       CHIEF FINANCIAL OFFICER AND SECRETARY