Form 10-Q
period 1999-06-27
POWER ONE INC
filed 1999-08-02
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 30, 1999 there were outstanding 17,137,851 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I--FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets--
              June 30, 1999 and December 31, 1998..........................................................           3

            Consolidated Statements of Operations--
              for the Three Months and the Six Months ended June 30, 1999 and 1998.........................           4

            Consolidated Statements of Comprehensive (Loss) Income--
              for the Three Months and the Six Months ended June 30, 1999 and 1998.........................           5

            Consolidated Statements of Cash Flows--
              for the Six Months Ended June 30, 1999 and 1998..............................................           6

            Notes to Consolidated Financial Statements.....................................................           8

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....................................          17

PART II--OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders............................................          19

Item 6.     Exhibits and Reports on Form 8-K...............................................................          19

SIGNATURES.................................................................................................          20

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                          ---------  ------------
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents.............................................................  $   2,751   $   10,781
  Accounts receivable:
    Trade, less allowance for doubtful accounts:
    $1,929--1999; $1,402--1998..........................................................     32,560       17,865
    Other...............................................................................      2,205        2,184
  Inventories...........................................................................     45,250       32,396
  Deferred income tax assets--current...................................................      2,748        1,845
  Prepaid expenses and other current assets.............................................      1,210        1,366
                                                                                          ---------  ------------
        Total current assets............................................................     86,724       66,437
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $14,840--1999;
  $8,045--1998..........................................................................     44,631       34,608
INTANGIBLE ASSETS, NET..................................................................     62,943       51,019
OTHER ASSETS............................................................................      3,208        1,915
                                                                                          ---------  ------------
TOTAL ASSETS............................................................................  $ 197,506   $  153,979
                                                                                          ---------  ------------
                                                                                          ---------  ------------
                                       LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Credit facility.......................................................................  $  49,917   $   14,680
  Current portion of long-term debt.....................................................      3,376        2,912
  Current portion of capital leases.....................................................        813          114
  Bank overdraft........................................................................      3,923           --
  Accounts payable......................................................................     13,525        6,273
  Accrued payroll and related expenses..................................................      1,897        1,297
  Other accrued expenses................................................................     10,488        7,582
  Deferred income tax liability.........................................................      1,302        1,309
                                                                                          ---------  ------------
        Total current liabilities.......................................................     85,241       34,167
                                                                                          ---------  ------------
LONG TERM DEBT, less current portion....................................................      5,466        7,645
                                                                                          ---------  ------------
LONG TERM CAPITAL LEASES, less current portion..........................................      1,370          206
                                                                                          ---------  ------------
DEFERRED INCOME TAX LIABILITY, noncurrent...............................................      3,667        3,585
                                                                                          ---------  ------------
OTHER LIABILITIES.......................................................................        104          114
                                                                                          ---------  ------------
STOCKHOLDERS' EQUITY
  Common Stock, par value $0.001, 60,000,000 shares Authorized; 17,103,257 and
    17,093,227 issued and outstanding at June 30, 1999 and December 31, 1998,
    respectively........................................................................         17           17
  Additional paid-in capital............................................................     92,409       92,368
  Accumulated other comprehensive (loss) income.........................................     (2,930)       2,177
  Retained earnings.....................................................................     12,162       13,700
                                                                                          ---------  ------------
        Total stockholders' equity......................................................    101,658      108,262
                                                                                          ---------  ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY................................................  $ 197,506   $  153,979
                                                                                          ---------  ------------
                                                                                          ---------  ------------

                            See accompanying notes.

                                 POWER-ONE, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                   UNAUDITED

                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                        --------------------  --------------------
                                                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                                          1999       1998       1999       1998
                                                                        ---------  ---------  ---------  ---------
NET SALES.............................................................  $  46,568  $  24,373  $  81,402  $  51,046
COST OF GOODS SOLD....................................................     26,621     14,300     48,274     29,870
                                                                        ---------  ---------  ---------  ---------
      GROSS PROFIT....................................................     19,947     10,073     33,128     21,176

GENERAL AND ADMINISTRATIVE
  Selling.............................................................      5,544      2,362     10,244      4,994
  Administrative......................................................      4,307      1,410      7,083      3,567
  Engineering.........................................................      3,332      1,224      6,210      2,399
  Quality assurance...................................................        961        641      1,633      1,185
  Amortization of intangibles.........................................      1,341        507      3,560      1,014
  In process research and development.................................         --         --      3,300         --
                                                                        ---------  ---------  ---------  ---------
      Total expenses..................................................     15,485      6,144     32,030     13,159

INCOME FROM OPERATIONS................................................      4,462      3,929      1,098      8,017

OTHER INCOME (EXPENSE)
  Interest income.....................................................          2        509         37        915
  Interest expense....................................................       (987)       (93)    (1,710)      (185)
  Other income, net...................................................        (76)       134        276        155
                                                                        ---------  ---------  ---------  ---------
      Total other income (expense)....................................     (1,061)       550     (1,397)       885

INCOME (LOSS) BEFORE TAXES............................................      3,401      4,479       (299)     8,902
INCOME TAXES..........................................................      1,422      1,431      1,239      2,781
                                                                        ---------  ---------  ---------  ---------
NET INCOME (LOSS).....................................................  $   1,979  $   3,048  $  (1,538) $   6,121
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

BASIC EARNINGS (LOSS) PER COMMON SHARE................................  $    0.12  $    0.18  $   (0.09) $    0.36
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
DILUTED EARNINGS (LOSS) PER COMMON SHARE..............................  $    0.11  $    0.18  $   (0.09) $    0.35
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
BASIC SHARES OUTSTANDING..............................................     17,102     17,060     17,099     17,060
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
DILUTED SHARES OUTSTANDING............................................     17,582     17,323     17,099     17,334
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                            See accompanying notes.

                                 POWER-ONE, INC

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                                     SIX MONTHS ENDED
                                                                          ----------------------  ----------------------
                                                                          JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                            1999        1998        1999        1998
                                                                          ---------  -----------  ---------  -----------
NET INCOME (LOSS).......................................................  $   1,979   $   3,048   $  (1,538)  $   6,121
OTHER COMPREHENSIVE (LOSS) INCOME
  Foreign currency translation adjustment...............................     (2,086)         --      (5,107)         --
                                                                          ---------  -----------  ---------  -----------
COMPREHENSIVE (LOSS) INCOME.............................................  $    (107)  $   3,048   $  (6,645)  $   6,121
                                                                          ---------  -----------  ---------  -----------
                                                                          ---------  -----------  ---------  -----------

                             See accompanying notes

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                             ---------------------
                                                                                              JUNE 30,   JUNE 30,
                                                                                                1999       1998
                                                                                             ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (Loss) Income........................................................................  $   (1,538) $   6,121
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
    Depreciation and amortization..........................................................       6,984      2,257
    Purchased in process technology........................................................       3,300         --
    Gain on sale of fixed assets...........................................................          47         --
    Deferred income taxes..................................................................        (256)         1
    Changes in operating assets and liabilities:
      Accounts receivable, net.............................................................     (11,358)     2,382
      Inventories..........................................................................      (8,090)     3,718
      Refundable income taxes..............................................................         796      2,369
      Prepaid expenses and other current assets............................................         251       (476)
      Accounts payable.....................................................................       7,506       (941)
      Accrued expenses.....................................................................         (23)      (659)
      Other liabilities....................................................................         (72)        --
                                                                                             ----------  ---------
        Net cash (used in) provided by operating activities................................      (2,453)    14,772
                                                                                             ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment....................................................     (12,301)    (6,791)
  Proceeds from sale of fixed assets.......................................................         112         --
  Investment in IPD, net of cash acquired (Note 4).........................................     (28,739)        --
  Other assets.............................................................................      (1,279)       104
                                                                                             ----------  ---------
        Net cash used in investing activities..............................................     (42,207)    (6,687)
                                                                                             ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from credit facilities....................................................      34,489         --
  Bank overdraft...........................................................................       3,924         --
  Proceeds from borrowings on long-term debt...............................................       6,730         --
  Repayments of long-term debt........................................................... .      (7,803)        --
  Principal payments under capital lease obligations.......................................        (431)        --
  Sale and issuance of common stock........................................................          41         --
                                                                                             ----------  ---------
        Net cash provided by financing activities..........................................      36,950         --
                                                                                             ----------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................................        (320)        --
                                                                                             ----------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................................      (8,030)     8,085
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............................................      10,781     32,018
                                                                                             ----------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................................  $    2,751  $  40,103
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                             See accompanying notes

                                POWER-ONE, INC.

                                   UNAUDITED

                             (DOLLARS IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                             ---------------------
                                                                                              JUNE 30,   JUNE 30,
                                                                                                1999       1998
                                                                                             ----------  ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest...............................................................................  $    1,270  $      54
    Income taxes...........................................................................  $      345  $   1,750

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

On January 29, 1999, we purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million (See Note 4). In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired............................  $  20,529
Fair value of goodwill and other identifiable intangible assets...     18,173
Cash paid for capital stock.......................................    (29,500)
                                                                    ---------
Liabilities assumed...............................................  $   9,202
                                                                    ---------
                                                                    ---------

A capital lease obligation of $242,000 was incurred in the first quarter of 1999 when the we entered into a lease for new equipment.

                             See accompanying notes

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in our 1998 Annual Report on Form 10-K.

    Our reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and our fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, we have described our year-ended December 27, 1998 as December 31 and the three month and six month periods ended June 27, 1999 and June 28, 1998 as June 30.

    Certain reclassifications have been made to the amounts in the Consolidated Statement of Operations for the three month and the six month periods ended June 30, 1998 to confirm to the classifications in the three month and the six month periods ended June 30, 1999.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Raw materials........................................................  $  25,764   $   16,036
Subassemblies-in-process.............................................      6,769        5,001
Finished goods.......................................................     12,717       11,359
                                                                       ---------  ------------
                                                                       $  45,250   $   32,396
                                                                       ---------  ------------
                                                                       ---------  ------------

NOTE 3--EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)
impact of stock options. Basic and diluted earnings (loss) per share for the three month and the six month periods ended June 30 are calculated as follows (in thousands, except per share data):

                                                           THREE MONTHS ENDED               THREE MONTHS ENDED
                                                              JUNE 30, 1999                    JUNE 30, 1998
                                                     -------------------------------  -------------------------------
                                                                 AVERAGE      PER                 AVERAGE      PER
                                                      INCOME     SHARES      SHARE     INCOME     SHARES      SHARE
                                                     ---------  ---------  ---------  ---------  ---------  ---------
Net income.........................................  $   1,979                        $   3,048
Basic earnings per share:
  Shares outstanding...............................                17,102                           17,060
                                                     ---------  ---------             ---------  ---------
  Basic earnings per share.........................      1,979     17,102  $    0.12      3,048     17,060  $    0.18
                                                                           ---------                        ---------
Dilutive securities--
  Stock options....................................                   480                              263
                                                     ---------  ---------             ---------  ---------
Diluted earnings per share:                          $   1,979     17,582  $    0.11  $   3,048     17,323  $    0.18
                                                     ---------  ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------  ---------

                                                            SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                              JUNE 30, 1999                    JUNE 30, 1998
                                                     -------------------------------  -------------------------------
                                                                 AVERAGE      PER                 AVERAGE      PER
                                                      INCOME     SHARES      SHARE     INCOME     SHARES      SHARE
                                                     ---------  ---------  ---------  ---------  ---------  ---------
Net (loss) income..................................  $  (1,538)                       $   6,121
Basic (loss) earnings per share:
  Shares outstanding...............................                17,099                           17,060
                                                     ---------  ---------             ---------  ---------
  Basic (loss) earnings per share..................     (1,538)    17,099  $   (0.09)     6,121     17,060  $    0.36
                                                                           ---------                        ---------
Dilutive securities--
  Stock options....................................                                                    274
                                                     ---------  ---------             ---------  ---------
Diluted (loss) earnings per share:                   $  (1,538)    17,099  $   (0.09) $   6,121     17,334  $    0.35
                                                     ---------  ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------  ---------

The dilutive effect of options outstanding at June 30, 1999 was not included in the calculation of diluted loss per share for the six month period ended June 30, 1999 because to do so would have had an anti-dilutive effect as we had a net loss for the period.The weighted average amount of such options excluded from the diluted loss per share computation for the six month period ended June 30, 1999 was approximately 425,000.

NOTE 4--ACQUISITIONS

    On January 29, 1999, we completed our purchase of International Power Devices, Inc. ("IPD"), for $31.8 million including certain capitalized lease obligations and other indebtedness of IPD. The total purchase price was calculated at $28.3 million, plus approximately $1.2 million of transaction related costs. In addition, we may pay up to $13 million earnout consideration to IPD's stockholders based upon IPD's attaining certain defined operational performance objectives through March 31, 2000. The purchase price was negotiated at arms length with IPD, with which we had no prior relationship. The source of funds for the acquisition was a combination of our available cash, as well as advances totaling approximately $28 million under our existing credit facility. In a separate transaction, we agreed to acquire IPD's

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 4--ACQUISITIONS (CONTINUED)
manufacturing facility from a separate partnership for its appraised value. The purchase of the manufacturing facility was completed in the second quarter of 1999 for approximately $4.3 million and was funded by additional borrowings from credit facilities.

    IPD, a Boston-based company, is a leading supplier of high-density DC/DC power supplies, which it distributes primarily in North America. High density DC/DC power technology is preferred in applications using high speed / low-voltage logic, including the fast growing voice and data communications industries. IPD sells over 90 models of high-density DC/DC products to leading OEMs, including Cisco, Newbridge Networks and Nortel. As part of the acquisition, we also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China. The acquisition was accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, were allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from five to 15 years. The fair market value of IPD's assets and liabilities has been included in our balance sheet as of June 30, 1999. The consolidated statements of operations, comprehensive income and of cash flow for the six months ended June 30, 1999, include five months of IPD's operations.

    In connection with the IPD acquisition, we amended our credit agreement with lenders to waive certain requirements and amend certain provisions.

    The product lines acquired as a result of the IPD acquisition were substantially similar to purchased technology related to a technology and license agreement with a company entered on April 2, 1996 for which an intangible asset was recorded and was being amortized over the term of the licensing agreement (see Note 5). Consequently, we recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the agreement in the three month period ended March 31, 1999.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of Melcher and IPD had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, depreciation expense, assumed interest expense, assumed decrease in interest earned and deferred taxes.

                                                                            SIX MONTHS ENDED
                                                                          --------------------
                                                                          JUNE 30,   JUNE 30,
                                                                            1999       1998
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                           THOUSANDS, EXCEPT
                                                                           PER SHARE AMOUNTS)
Net sales...............................................................  $  83,631  $  89,250
Net income..............................................................  $     638  $   5,012
Basic earnings per common share.........................................  $    0.04  $    0.29
Diluted earnings per common share.......................................  $    0.04  $    0.29

                                POWER-ONE, INC.

                                  (UNAUDITED)

NOTE 4--ACQUISITIONS (CONTINUED)
    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.

    The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

NOTE 5--INTANGIBLE ASSETS

    Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher Holding AG ("Melcher") in 1998 and of IPD in the first quarter of 1999 (see Note 4) which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from five to 25 years, using the straight-line method. At June 30, 1999 and December 31, 1998 accumulated amortization related to these intangible assets totaled $9,175,000 and $6,743,000, respectively.

    Intangible assets at December 31, 1998 also included purchased technology related to a technology and license agreement (the "Agreement") with a company entered on April 2, 1996. The Agreement called for total cash payments of $1,500,000 over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset was being amortized over the term of the licensing agreement, ten years, using the straight-line method. Since the technology acquired as a result of the Agreement was substantially similar to the product lines acquired as a result of the IPD acquisition, we recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the Agreement in the three month period ended March 31, 1999. Accumulated amortization on the license agreement was $384,000 at December 31, 1998.

    Increase in intangible assets from December 31, 1998 to June 30, 1999 relates to the intangible assets recorded in connection with the IPD acquisition. Intangible assets consist of the following (in thousands):

                                                                       JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                       ---------  ------------
Goodwill and Trade Name..............................................  $  41,146   $   39,121
Distribution Network.................................................      5,207        5,207
Sales Force..........................................................        698          790
Product Technology...................................................     19,567       11,632
Assembled Workforce..................................................        800           --
Customer Relationships...............................................      4,700           --
License Agreement....................................................         --        1,396
                                                                       ---------  ------------
                                                                          72,118       58,146
                                                                       ---------  ------------
Less accumulated amortization........................................      9,175        7,127
                                                                       ---------  ------------
                                                                       $  62,943   $   51,019
                                                                       ---------  ------------
                                                                       ---------  ------------

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NET SALES. Our net sales increased $30.4 million, or 59.5%, to $81.4 million for the six months ended June 30, 1999 from $51.0 million for the same period last year. Included in net sales for the first half of 1999 are $22.1 million contributed by Melcher and $18.4 million contributed by IPD since the date of acquisition. The principal contributors to the $30.4 million increase in net sales were DC/DC power supplies which contributed $35.7 million, low-range power supplies, which contributed $5.9 million, and custom power supplies, which contributed $2.8 million. These increases were offset by declines in our high-range power supply line of $9.8 million, linear power supplies of $3.4 million and all other product lines of $0.8 million, net. Excluding Melcher and IPD, our net sales decreased $10.2 million, or 20.0%, to $40.8 million in the first half of 1999 from $51.0 million for the comparable period in 1998. This decrease was primarily due to general weak demand for our high-range and linear power supplies in the first four months of 1999.

    Sales to OEMs in the first six months of 1999 were $60.7 million, or 74.5% of net sales, up from $29.2 million, or 57.1% of net sales, over the comparable period in 1998. Sales to Cisco, one of our primary OEM customers, represented 10.9% of net sales. Cisco was the only customer that exceeded 10% of net sales in the first six months of 1999. Sales in the first six months of 1999 through distributors were $20.7 million, or 25.5% of net sales, down $1.2 million from $21.9 million, or 42.9% of net sales, in the same period last year. The lower percentage of net sales through distributors in the first six months of 1999 is primarily due to the change in the mix of our customer base, since most of Melcher's and IPD's customers are OEMs.

    Net sales for the three months ended June 30, 1999 increased $22.2 million, or 91.1%, to $46.6 million compared with $24.4 million for the three months ended June 30, 1998. The increase in sales for the second quarter was primarily due to an increase in DC/DC power supplies, which contributed $21.1 million, low-range power supplies, which contributed $3.5 million, and all other product lines of $1.1 million, net. These increases were offset by declines in our high-range power supply line of $1.9 million and linear power supplies of $1.6 million. Excluding Melcher and IPD, our net sales decreased $1.3 million, or 5.5%, to $23.0 million in the second quarter of 1999 from $24.4 million for the comparable period in 1998. As noted above, this decrease was also due to general weak demand for our high-range and linear power supplies in the second quarter of 1999 as compared to the same period last year.

    Sales to OEM's in the second quarter of 1999 were $34.9 million, or 74.9% of net sales, up from $13.4 million over the comparable period in 1998, or 55.0% of net sales, and up from $25.8 million in the first quarter of 1999, or 74.0% of net sales. Sales to Cisco represented 13.1% of net sales and was the only customer that exceeded 10% of net sales in the second quarter of 1999. Sales through distributors were $11.7 million in the second quarter of 1999, up $0.7 million from $11.0 million over the same period last year, and up from $9.0 million in the first quarter of 1999. As a percent of net sales, sales through distributors were 25.1% in the second quarter of 1999, down from 45.0% last year and down from 40.9% in the first quarter of 1999.

    Our recent acquisition of IPD has significantly broadened our customer base by increasing sales to key OEMs and adding new OEMs in the communications market.

    Sales by markets for the six months ended June 30, 1999 and June 30, 1998 were:

                                                                       SIX MONTHS     SIX MONTHS
                                                                       ENDED JUNE     ENDED JUNE
                                                                        30, 1999       30, 1998
                                                                      -------------  -------------
Communications......................................................         42.0%          13.3%
Industrial..........................................................         18.8%          22.8%
Transportation......................................................          7.9%            --
Automatic/semiconductor test equipment..............................          7.7%          27.3%
Medical.............................................................          7.7%          15.4%
Computer and retail.................................................          4.2%          11.2%
Other...............................................................         11.7%          10.0%
                                                                            -----          -----
  Total.............................................................        100.0%         100.0%
                                                                            -----          -----
                                                                            -----          -----

    The changes in our percentage distribution of sales for automatic/semiconductor test equipment, communications, and transportation markets are primarily due to the downturn in the automatic/semiconductor test equipment market and a larger concentration of sales in the communications and transportation markets by IPD and Melcher, respectively.

    During the first six months of 1999, demand for our products increased significantly. Our combined backlog on June 30, 1999 was $62.5 million, an increase of 142.3% compared to backlog of $25.8 million on December 31, 1998, and an increase of $20.3 million, or 48.1% compared to backlog of $42.2 million on March 31, 1999. Pro forma backlog, which assumes IPD's backlog was in place at December 31, 1998, increased 105.5% at the end of June 1999 as compared to year-end 1998. For comparison, our backlog on June 30, 1998 was $19.5 million. For the quarter ended June 30, 1999 we achieved record bookings of $69.3 million, with much of this growth coming from strong demand in the communications market, as well as increased demand for our high-power product line, which are typically sold to the automatic/semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $12.0 million, or 56.4%, to $33.1 million for the six months ended June 30, 1999 from $21.2 million for the six months ended June 30, 1998. As a percent of net sales, our gross profit margin decreased to 40.7% for the first half of 1999 from 41.5% for the same period in 1998. The decline in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the IPD acquisition. Excluding the non-recurring IPD purchase related adjustments, gross profit margin would have been 41.6% for the first six months of 1999.

    Gross profit for the three months ended June 30, 1999 increased $9.9 million, or 98.0%, to $19.9 million from $10.1 million for the same period last year. As a percent of net sales, gross profit increased to 42.8% for the second quarter of 1999 from 41.3% for the second quarter of 1998, primarily due to Melcher which had a gross profit margin of 43.1%.

    SELLING EXPENSE. Selling expense increased $5.2 million, or 105.1%, to $10.2 million for the six months ended June 30, 1999 from $5.0 million for the comparable period in 1998. As a percent of net sales, selling expense increased to 12.6% for the first half of 1999 from 9.8% for the same period last year. The increase of $5.2 million in the first half of 1999 was primarily due to Melcher's and IPD's selling expense of $3.9 million and $1.4 million, respectively. Excluding Melcher and IPD, Power-One's core selling expense remained unchanged at $5.0 million in the first half of 1999 as compared to the prior year. The increase in selling expense as a percentage of net sales is primarily due to Melcher, which has higher selling expenses than Power-One and IPD as a percentage of net sales.

    Selling expense for the three months ended June 30, 1998 increased $3.2 million, or 134.7%, to $5.5 million from $2.4 million for the three months ended June 30, 1998. The increase in second quarter selling expense was primarily due to $1.8 million of selling expense related to Melcher, and $1.0 million related to IPD.As a percent of net sales, selling expense increased to 11.9% for the second quarter of 1999 from 9.7% for the same period in 1998.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $3.5 million, or 98.6%, to $7.1 million for the six months ended June 30, 1999 from $3.6 million for the six months ended June 30, 1998. As a percent of net sales, administrative expense increased to 8.7% for the first half of 1999 from 7.0% for the comparable period in 1998. The increase of $3.5 million was primarily attributable to Melcher's and IPD's administrative expenses of $1.3 million and $1.0 million, respectively, as well as an increase of $1.2 million in our core administrative expense. The increase in our core administrative expense was primarily due to higher employee costs related to an increase in employee performance bonuses, higher professional fees and increased depreciation expense primarily related to the Oracle ERP project.

    Administrative expense for the three months ended June 30, 1999 increased $2.9 million, or 205.5%, to $4.3 million from $1.4 million for the three months ended June 30, 1998. The increase is primarily due to the additional administrative expense of $650,000 and $575,000 related to Melcher and IPD, respectively, as well as an increase of $1.6 million in our core administrative expense due to higher employee costs related to an increase in employee performance bonuses and increased depreciation expense. As a percent of net sales, administrative expense increased to 9.2% for the second quarter of 1999 from 5.8% for the same period in 1998.

    ENGINEERING EXPENSE. Engineering expense increased $3.8 million, or 158.9%, to $6.2 million for the six months ended June 30, 1999 from $2.4 million for the six months ended June 30, 1998. As a percent of net sales, engineering expense increased to 7.6% for the first half of 1999 from 4.7% for the comparable period in 1998. The increase of $3.8 million was primarily due to Melcher's and IPD's engineering expense of $2.4 million and $1.3 million, respectively.

    Engineering expense for the three months ended June 30, 1999 increased $2.1 million, or 172.2%, to $3.3 million from $1.2 million for the three months ended June 30, 1998. This increase was primarily due to Melcher's and IPD's engineering expense of $1.2 million and $0.8 million, respectively. As a percent of net sales, engineering expense increased to 7.2% for the second quarter of 1999 from 5.0% for the same period in 1998.

    QUALITY ASSURANCE EXPENSE. Quality assurance expense increased $448,000, or 37.8%, to $1.6 million for the six months ended June 30, 1999 from $1.2 million for the six months ended June 30, 1998. As a percent of net sales, quality assurance expense decreased to 2.0% for the first half of 1999 from 2.3% for the comparable period in 1998. The increase of $448,000 was primarily due to higher quality assurance expense related to Melcher and IPD.

    Quality assurance expense for the three months ended June 30, 1999 increased $320,000, or 49.9%, to $961,000 from $641,000 for the three months ended June 30, 1998. As a percent of net sales, quality assurance expense decreased to 2.1% for the second quarter of 1999 from 2.6% for the same period in 1998.

    AMORTIZATION EXPENSE. Amortization of intangibles increased $2.5 million, or 251.1%, to $3.6 million for the six months ended June 30, 1999 from $1.0 million for the same period in 1998. The majority of the increase is attributable to a $1.0 million charge taken to write-off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. The balance of the increase is due to five months of amortization of the intangibles initially recorded upon the acquisition of IPD on January 29, 1999 totaling approximately $768,000, as well as $836,000 of amortization of intangibles related to the Melcher acquisition. For the three months ended June 30, 1999, amortization of intangibles expense increased $834,000, or 164.5%, to $1.3 million from $507,000 for the comparable period last year.

    IN PROCESS RESEARCH & DEVELOPMENT. In connection with the IPD acquisition, we recorded a one time charge of $3.3 million for purchased in-process technology that had not reached technological feasibility.

    INCOME FROM OPERATIONS. As a result of the items discussed above, income from operations decreased $6.9 million, or 86.3%, to $1.1 million for the six months ended June 30, 1999 from $8.0 million for the comparable period in 1998. The lower income from operations for the first half of 1999 resulted from several significant non-recurring items totaling approximately $5.1 million, including an $0.8 million inventory write-up related purchase accounting adjustment for IPD, $1.0 million write-off of a previously acquired technology license, and $3.3 million charge for in-process research and development. Excluding these items, income from operations would have been $6.2 million. For the three months ended June 30, 1999, income from operations increased $533,000, or 13.6%, to $4.5 million from $3.9 million for the comparable period in 1998.

    INTEREST INCOME. Interest income decreased $878,000, or 96.0% to $37,000 for the six months ended June 30, 1999 from $915,000 for the six months ended June 30, 1998. Interest income for the three months ended June 30, 1999 decreased $507,000 to $2,000. The decrease is primarily due to the decrease in short-term, interest-bearing financial instruments due to cash used for the Melcher acquisition in the third quarter of 1998.

    INTEREST EXPENSE. Interest expense increased $1.5 million, or 824.3%, to $1.7 million for the six months ended June 30, 1999 from $185,000 for the comparable period in 1998. For the three months ended June 30, 1999, interest expense increased $894,000 to $987,000 from $93,000 for the same period last year. The increase is primarily due to advances under our credit facilities to finance the IPD acquisition, as well as additional investments in facilities and capital equipment to increase our capacity to support the rapid growth in our business.

    OTHER INCOME (EXPENSE), NET. Other income, net, increased $121,000, to $276,000 for the six months ended June 30, 1999 from $155,000 for the six months ended June 30, 1998. Other income increased primarily due to gains on sales of fixed assets and foreign currency transactions. Other expense, net, for the second quarter of 1999 was $76,000 compared to other income, net, of $134,000 in the comparable period last year. This expense was primarily due to the write-off of leasehold improvements related to Power-One's facilities in Mexico.

    INCOME TAXES. The provision for income taxes decreased to $1.2 million for the six months ended June 30, 1999 from $2.8 million income tax for the comparable period in 1998. The recorded loss for the first half of 1999 did not generate a significant income tax benefit primarily due to the $3.3 million charge for in-process research and development and $768,000 amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. The income tax provision for the three months ended June 30, 1999 remained substantially unchanged at $1.4 million compared to the same period in 1998

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance decreased $8.0 million, or 74.5% from $10.8 million at December 31, 1998 to $2.8 million at June 30, 1999. The primary source of cash for the first six months of 1999 consisted of net borrowings from credit facilities of $34.5 which was primarily used to finance the purchase of IPD and its manufacturing facility. The primary uses of cash for the first six months of 1999 consisted of $28.3 million for the purchase of IPD, $1.2 million of transaction costs, $12.3 million for the acquisition of property and equipment and $2.5 million for operating activities.

    The $2.5 million used for operating activities was primarily attributable to cash earnings from operations of $8.7 million (net income plus depreciation, amortization and in-process research and development charge) offset by $11.2 million used in working capital. The $11.2 million use of working capital was primarily due to an increase in accounts receivable and inventories of $11.4 million and $8.1 million, respectively, offset by an increase in accounts payable of $7.5 million.

    The $12.3 million for acquisition of property and equipment included approximately $4.3 million for the purchase of IPD's manufacturing facility, $2.5 million for hardware, software and implementation support related to our Oracle ERP system conversion, and the balance reflected additional property, plant and capital equipment expenditures consistent to support our growth plans.

    We have a $50 million revolving line of credit in the U.S. which bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR plus 1.0% to 2.25%, or the bank's base rate plus 0% to 1.25%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits us, without prior approval, from paying dividends, liquidating, merging, consolidating or selling our assets or business; and (c) requires us to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At June 30, 1999, amounts outstanding under our line of credit in the U.S. were $45.5 million.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $13.6 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At June 30, 1999, short-term and long-term amounts outstanding under Melcher's credit facilities were $4.3 million and $8.8 million, respectively, and Melcher was in compliance with all debt covenants.

    As a result of the IPD acquisition, we have an additional line of credit in the U.S., which bears interest at the bank's prime rate plus 0.75%.Borrowings are limited to the lesser of $4.5 million or 80% of IPD's eligible accounts receivable, as defined. At June 30, 1999, amounts outstanding under IPD's line of credit were $0.2 million.

    At June 30, 1999, short-term and long-term amounts outstanding under all credit facilities with banks were $49.9 million and $8.8 million, respectively. Borrowings are collateralized by substantially all of our assets.

    We currently anticipate that our total capital expenditures for 1999 will be approximately $16 million, of which approximately $2.8 million represents costs to complete the implementation of our new Oracle ERP system, approximately $4.6 million represents investments in surface mount technology automation, and approximately $2.9 million represents investments in manufacturing improvements. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans, our financial condition and general economic conditions.

    Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital, capital expenditures and debt payment requirements for the foreseeable future. However, if we make a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

YEAR 2000 ISSUE

    Many existing computer systems and software programs are coded to accept two digit entries rather than four digits to define the applicable year. These systems may, for example, recognize the year "00" as 1900 instead of 2000. If the problem is not corrected, many systems and computer applications could fail or create erroneous results.

    Our business faces risk from unforeseen problems with our own information systems and systems of our third party suppliers and customers. To address these risks, we established a task force in early 1998, and since then have been actively engaged in ensuring our systems are Year 2000 compliant.

    We have substantially completed an extensive review to ensure the internal readiness of our computer systems and the embedded systems commonly found in manufacturing equipment such as microcontrollers. We have assessed our products and they are not date sensitive.

    We have also assessed the readiness of our key suppliers, subcontractors and customers for the Year 2000 calendar change. To date we have received survey responses from approximately 85% of our most important suppliers, which indicate that they are aware of the Year 2000 compliance issue and that they intend to be fully Year 2000 compliant and certified by year-end 1999. We expect the balance of critical vendors to respond to our surveys by the third quarter of 1999.

    In April 1999, we significantly reduced our exposure to the Year 2000 compliance issue by partially implementing a new Oracle ERP system, which is Year 2000 compliant, in our California and Mexico facilities. However, we may experience difficulties in completing implementation in California and Mexico and in installing it in our remaining operations. If we do, it could adversely affect our business and our operating results.

    We are also modifying or replacing, as necessary, other third party software applications in order to ensure that they are Year 2000 compliant. We expect to substantially complete the remediation of our computer systems in California, Mexico and the Dominican Republic by the end of September 1999, before any potential adverse impact on our business. Melcher, however, has not yet finished assessing its products or computer systems or the effect that problems with its suppliers' systems may have on its operations. At this point, Melcher expects to finish its Year 2000 remediation and testing efforts by the end of the third quarter of 1999, but Melcher may experience delays, which could adversely affect Melcher's results of operations.In any event, we do not expect the overall costs to complete our Year 2000 project to be material. We believe that the most significant adverse effect on our business related to Year 2000 compliance would be that some of our smaller and less relied-upon suppliers may not have systems that are Year 2000 compliant, delaying our receipt of materials from them and our fulfillment of customers' orders.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments which arise from transactions entered into during the normal course of business. We may enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our portfolio of borrowings.Under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes.

    DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. Short-term borrowings under credit facilities do not give rise to significant interest rate risk because these borrowings generally have maturities of less than one year. For example, in Europe our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.00%. As our long-term debt is drawn from the available credit facilities in Europe, our principal risk with respect to our long-term debt is to changes in these market rates. The table below presents principal cash flows and related weighted average interest rates for our credit facilities and Swiss franc denominated long-term debt obligations at June 30, 1999 by expected maturity dates.The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, where applicable.Additionally, the U.S. dollar equivalent carrying value of Swiss franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against the Swiss franc would not have a significant effect on the future earnings of the Company.

                                                 1999       2000       2001        2002         2003      THERE- AFTER   TOTAL
                                               ---------  ---------  ---------     -----        -----     -----------  ---------
                                                                 (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
Credit facility:
  Variable Rate ($US)........................     45,664                                                                  45,664
    Average Interest Rate....................        7.3%                                                                    7.3%
  Fixed Rate (CHF 6,614).....................      4,253                                                                   4,253
    Average Interest Rate....................        3.3%                                                                    3.3%
Long-term Debt:
  Fixed Rate (CHF 13,750)....................      1,608      4,019      2,251         964           --           --       8,842
    Average Interest Rate....................        6.2%       3.9%       4.0%        5.0%                                  4.5%

                                                 VALUE
                                                 FAIR
                                               ---------
Credit facility:
  Variable Rate ($US)........................     45,664
    Average Interest Rate....................
  Fixed Rate (CHF 6,614).....................      4,253
    Average Interest Rate....................
Long-term Debt:
  Fixed Rate (CHF 13,750)....................      8,842
    Average Interest Rate....................

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 1999, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they do not recite historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.The words "believe," "expect," "estimate," "may," "will," "could," "plan" or "continue" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, us.These risks and uncertainties include, but are not limited to , our ability to: manage our growth; maintain existing and form new relationships with customers; and successfully integrate the businesses of companies that we acquire, including Melcher and IPD. Other risks and uncertainties include uncertainties relating to general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, electronics industry market conditions and growth rates, acquisitions, the cyclical nature of our business, government and regulatory policies, technological developments and changes in the competitive environment in which we operate.We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the factors that we discuss in this report and other reports that we file with the Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 3--NOT APPLICABLE

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 4, 1999, the Annual Meeting of Stockholders of Power-One, Inc. was held in Agoura Hills, California.

    An election of directors was held with the following individuals being elected to the Board of Directors of the Company:

Dr. Hanspeter Brandli         (15,524,141 votes for, 226,327 votes
                              withheld and 1,349,639 broker
                              non-votes)

    Other matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows:

    To approve the proposal for the Company's Amended and Restated 1996 Stock Incentive Plan (10,072,043 votes for, 1,879,047 votes against, 24,664 abstaining and 5,124,353 broker non-votes).

    To ratify the selection of Deloitte & Touche LLP as the independent public accountants for the 1999 fiscal year (15,705,780 votes for, 27,621 votes against, 17,067 abstaining and 1,349,639 broker non-votes).

ITEM 5--NOT APPLICABLE

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

Dated: August 2, 1999                POWER-ONE, INC.

                                By:            /s/ STEVEN J. GOLDMAN
                                     -----------------------------------------
                                                 Steven J. Goldman
                                            CHAIRMAN OF THE BOARD, CHIEF
                                          EXECUTIVE OFFICER AND PRESIDENT

                                By:             /s/ EDDIE K. SCHNOPP
                                     -----------------------------------------
                                                  Eddie K. Schnopp
                                          SR. VICE PRESIDENT, FINANCE, AND
                                       CHIEF FINANCIAL OFFICER AND SECRETARY