Form 10-Q
period 1999-09-26
POWER ONE INC
filed 1999-11-10
CIK 1042825

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

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 8, 1999 there were outstanding 22,119,176 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.

                                     INDEX

                                                                                                   PAGE
                                                                                                 --------
PART I -- FINANCIAL INFORMATION

                        Item 1.    Consolidated Financial Statements:

                                   Consolidated Balance Sheets -- September 30, 1999 and
                                     December 31, 1998.........................................      3

                                   Consolidated Statements of Operations -- for the Three
                                     Months and the Nine Months ended September 30, 1999 and
                                     1998......................................................      4

                                   Consolidated Statements of Comprehensive Income (Loss) --
                                     for the Three Months and the Nine Months ended September
                                     30, 1999 and 1998.........................................      5

                                   Consolidated Statements of Cash Flows -- for the Nine Months
                                     Ended September 30, 1999 and 1998.........................      6

                                   Notes to Consolidated Financial Statements..................      8

                        Item 2.    Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations.................................     13

                        Item 3.    Quantitative and Qualitative Disclosures About Market
                                     Risk......................................................     18

PART II -- OTHER INFORMATION

                        Item 6.    Exhibits and Reports on Form 8-K............................     20

SIGNATURES.....................................................................................     21

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................     $ 43,241       $ 10,781
  Accounts receivable:
    Trade, less allowance for doubtful accounts:
      $2,096--1999; $1,402--1998............................       45,382         17,865
    Other...................................................        1,714          2,184
  Inventories...............................................       48,528         32,396
  Deferred income tax assets--current.......................        2,748          1,845
  Prepaid expenses and other current assets.................        1,632          1,366
                                                                 --------       --------
      Total current assets..................................      143,245         66,437
PROPERTY & EQUIPMENT, net of accumulated depreciation and
  amortization: $16,948--1999; $8,045--1998.................       50,291         34,608
INTANGIBLE ASSETS, NET......................................       62,338         51,019
OTHER ASSETS................................................        2,832          1,915
                                                                 --------       --------
TOTAL ASSETS................................................     $258,706       $153,979
                                                                 ========       ========
                            LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Credit facilities.........................................     $  3,830       $ 14,680
  Current portion of long-term debt.........................        4,160          2,912
  Current portion of capital leases.........................          897            114
  Bank overdraft............................................        3,111             --
  Accounts payable..........................................       15,170          6,273
  Accrued payroll and related expenses......................        2,327          1,297
  Other accrued expenses....................................       15,424          7,582
  Deferred income tax liability.............................        1,213          1,309
                                                                 --------       --------
      Total current liabilities.............................       46,132         34,167
                                                                 --------       --------
LONG TERM DEBT, less current portion........................        4,659          7,645
                                                                 --------       --------
LONG TERM CAPITAL LEASES, less current portion..............        1,059            206
                                                                 --------       --------
DEFERRED INCOME TAX LIABILITY, noncurrent...................        3,532          3,585
                                                                 --------       --------
OTHER LIABILITIES...........................................          109            114
                                                                 --------       --------
STOCKHOLDERS' EQUITY
  Common Stock, par value $0.001, 60,000,000 shares
    authorized; 21,139,351 and 17,093,227 issued and
    outstanding at September 30, 1999 and December 31, 1998,
    respectively............................................           21             17
  Additional paid-in capital................................      187,934         92,368
  Accumulated other comprehensive (loss) income.............       (1,424)         2,177
  Retained earnings.........................................       16,684         13,700
                                                                 --------       --------
      Total stockholders' equity............................      203,215        108,262
                                                                 --------       --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY....................     $258,706       $153,979
                                                                 ========       ========

                             See accompanying notes

                                POWER-ONE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
NET SALES..............................................  $61,241    $23,101    $142,643   $74,147
COST OF GOODS SOLD.....................................   36,694     14,960      85,027    44,830
                                                         -------    -------    --------   -------
      GROSS PROFIT.....................................   24,547      8,141      57,616    29,317

GENERAL AND ADMINISTRATIVE
  Selling..............................................    5,697      3,255      15,996     8,249
  Administrative.......................................    4,268      2,097      11,043     5,664
  Engineering..........................................    3,782      1,305      10,165     3,704
  Quality assurance....................................    1,081        479       2,735     1,664
  Amortization of intangibles..........................    1,354        677       4,914     1,691
  In process research and development..................       --         --       3,300        --
                                                         -------    -------    --------   -------
      Total expenses...................................   16,182      7,813      48,153    20,972

INCOME FROM OPERATIONS.................................    8,365        328       9,463     8,345

OTHER INCOME (EXPENSE)
  Interest income......................................       26        343          63     1,258
  Interest expense.....................................   (1,098)      (332)     (2,808)     (517)
  Other income (expense), net..........................     (151)      (187)        125       (32)
                                                         -------    -------    --------   -------
      Total other income (expense).....................   (1,223)      (176)     (2,620)      709

INCOME BEFORE TAXES....................................    7,142        152       6,843     9,054

INCOME TAXES (BENEFIT).................................    2,620       (135)      3,859     2,646
                                                         -------    -------    --------   -------
NET INCOME.............................................  $ 4,522    $   287    $  2,984   $ 6,408
                                                         =======    =======    ========   =======
BASIC EARNINGS PER COMMON SHARE........................  $  0.26    $  0.02    $   0.17   $  0.38
                                                         =======    =======    ========   =======
DILUTED EARNINGS PER COMMON SHARE......................  $  0.25    $  0.02    $   0.17   $  0.37
                                                         =======    =======    ========   =======
BASIC SHARES OUTSTANDING...............................   17,392     17,085      17,196    17,068
                                                         =======    =======    ========   =======
DILUTED SHARES OUTSTANDING.............................   18,167     17,314      17,738    17,327
                                                         =======    =======    ========   =======

                             See accompanying notes

                                POWER-ONE, INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
NET INCOME.............................................  $ 4,522    $   287    $  2,984   $ 6,408
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment..............    1,506        571      (3,601)      571
                                                         -------    -------    --------   -------
COMPREHENSIVE INCOME (LOSS)............................  $ 6,028    $   858    $   (617)  $ 6,979
                                                         =======    =======    ========   =======

                             See accompanying notes

                                POWER-ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $  2,984        $  6,408
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      10,350           3,878
    Purchased in process technology.........................       3,300              --
    Loss on disposal of fixed assets........................          60              --
    Deferred income taxes...................................        (522)           (286)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................     (23,019)          1,867
    Inventories.............................................     (10,764)          7,270
    Refundable income taxes.................................         796           2,105
    Prepaid expenses and other current assets...............        (165)            129
    Accounts payable........................................      10,185            (863)
    Accrued expenses........................................       3,583            (664)
    Other liabilities.......................................          33              26
                                                                --------        --------
  Net cash (used in) provided by operating activities.......      (3,179)         19,870
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................     (19,509)         (8,564)
  Proceeds from sale of fixed assets........................         112              --
  Investment in Melcher, net of cash acquired...............          --         (40,678)
  Investment in IPD, net of cash acquired (Note 4)..........     (28,739)             --
  Other assets..............................................        (896)           (104)
                                                                --------        --------
  Net cash used in investing activities.....................     (49,032)        (49,346)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on credit facilities.............      53,235          10,000
  Repayments of borrowings on credit facilities.............     (64,688)             --
  Bank overdraft............................................       3,111              --
  Proceeds from borrowings on long-term debt................         526              16
  Repayments of long-term debt..............................      (2,209)
  Repayments of short-term debt.............................          --          (1,060)
  Principal payments under capital lease obligations........        (673)             (6)
  Sale and issuance of common stock.........................      95,570              --
                                                                --------        --------
  Net cash provided by financing activities.................      84,872           8,950
                                                                --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................        (201)            119
                                                                --------        --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      32,460         (20,407)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      10,781          32,018
                                                                --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 43,241        $ 11,611
                                                                ========        ========

                             See accompanying notes

                                POWER-ONE, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   UNAUDITED
                             (DOLLARS IN THOUSANDS)

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $  2,453   $    156
    Income taxes............................................  $    712   $  1,156

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
On January 29, 1999, we purchased all of the capital stock of International Power
Devices, Inc. ("IPD") for $29.5 million (See Note 4). In connection with the acquisition, liabilities were assumed as follows:

    Fair value of tangible assets acquired..................  $ 20,529
    Fair value of goodwill and other identifiable intangible
      assets................................................    18,173
    Cash paid for capital stock.............................   (29,500)
                                                              --------
    Liabilities assumed.....................................  $  9,202
                                                              ========

On August 31, 1998, we purchased all of the capital stock of Melcher Holding AG
("Melcher") for $43.4 million. In connection with the acquisition, liabilities were assumed as follows:

    Fair value of tangible assets acquired..................  $ 45,159
    Fair value of goodwill and other identifiable intangible
      assets................................................    25,210
    Cash paid for capital stock.............................   (43,421)
                                                              --------
    Liabilities assumed.....................................  $ 26,948
                                                              ========

A capital lease obligation of $242,000 was incurred in the first quarter of 1999 when we entered into a lease for new equipment.

                             See accompanying notes

                                POWER-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in our 1998 Annual Report on Form 10-K.

    Our reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and our fiscal quarters are the 13 and 14 week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, we have described our year ended December 27, 1998 as December 31 and the three month and nine month periods ended September 26, 1999 and September 27, 1998 as September 30.

    Certain reclassifications have been made to the amounts in the Consolidated Statement of Operations for the three month and the nine month periods ended September 30, 1998 to conform to the classifications in the three month and the nine month periods ended September 30, 1999.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1999            1998
                                                     -------------   ------------
Raw materials......................................     $27,981         $16,036
Subassemblies-in-process...........................       8,628           5,001
Finished goods.....................................      11,919          11,359
                                                        -------         -------
                                                        $48,528         $32,396
                                                        =======         =======

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period, while diluted earnings per share also includes the dilutive impact of

                                POWER-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 3--EARNINGS PER SHARE (CONTINUED)

stock options. Basic and diluted earnings per share for the three month and the nine month periods ended September 30 are calculated as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED               THREE MONTHS ENDED
                                                       SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                                                 ------------------------------   ------------------------------
                                                            AVERAGE      PER                 AVERAGE      PER
                                                  INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                                 --------   --------   --------   --------   --------   --------
Net income.....................................   $4,522                           $  287

Basic earnings per share:
  Shares outstanding...........................              17,392                           17,085
                                                  ------     ------                ------     ------
  Basic earnings per share.....................    4,522     17,392      $.26         287     17,085      $.02
                                                                         ====                             ====

Dilutive securities--
  Stock options................................                 775                              229
                                                  ------     ------                ------     ------

Diluted earnings per share:....................   $4,522     18,167      $.25      $  287     17,314      $.02
                                                  ======     ======      ====      ======     ======      ====

                                                       NINE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1999               SEPTEMBER 30, 1998
                                                 ------------------------------   ------------------------------
                                                            AVERAGE      PER                 AVERAGE      PER
                                                  INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                                 --------   --------   --------   --------   --------   --------
Net income.....................................   $2,984                           $6,408

Basic earnings per share:
  Shares outstanding...........................              17,196                           17,068
                                                  ------     ------                ------     ------
  Basic earnings per share.....................    2,984     17,196      $.17       6,408     17,068      $.38
                                                                         ====                             ====
Dilutive securities--
  Stock options................................                 542                              259
                                                  ------     ------                ------     ------
Diluted earnings per share:....................   $2,984     17,738      $.17      $6,408     17,327      $.37
                                                  ======     ======      ====      ======     ======      ====

NOTE 4--ACQUISITIONS

    On January 29, 1999, we completed our purchase of IPD for $31.8 million, including capitalized lease obligations and other indebtedness of IPD. The total cash consideration paid was $28.3 million, plus approximately $1.2 million of transaction related costs. In addition, we may pay up to $13 million earnout consideration to IPD's stockholders based upon IPD's attaining certain defined operational performance objectives through March 31, 2000. The purchase price was negotiated at arms length with IPD, with which we had no prior relationship. The source of funds for the acquisition was a combination of our available cash, as well as advances totaling approximately $28 million under our existing credit facility. In a separate transaction, we agreed to acquire IPD's manufacturing facility from a separate partnership for its appraised value. The purchase of the manufacturing facility was completed in the second quarter of 1999 for approximately $4.3 million and was funded by additional borrowings from credit facilities.

                                POWER-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 4--ACQUISITIONS (CONTINUED)

    IPD, a Boston-based company supplies high-density DC/DC power supplies, which it sells primarily in North America. High density DC/DC power technology is preferred in applications using high speed / low-voltage logic, including the fast growing voice and data communications industries. IPD sells over 90 models of high-density DC/DC products to leading OEMs, including Cisco, Nortel and Newbridge Networks. As part of the acquisition, we also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device
Co., Ltd., a joint venture based in Shenzhen, China.

    The acquisition was accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, were allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets and is being amortized over periods ranging from five to 15 years. The fair market value of IPD's assets and liabilities has been included in our balance sheet as of September 30, 1999. The consolidated statements of operations, comprehensive income and of cash flows for the nine months ended September 30, 1999, include eight months of IPD's operations.

    In connection with the IPD acquisition, we amended our credit agreement with lenders to waive certain requirements and amend certain provisions.

    The product lines acquired as a result of the IPD acquisition were substantially similar to purchased technology related to a technology and license agreement with a company entered into on April 2, 1996 (the "Agreement") for which an intangible asset was recorded and was being amortized over the term of the licensing agreement (see Note 5). Consequently, we recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the Agreement in the three month period ended March 31, 1999.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Melcher and IPD had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, depreciation expense, assumed interest expense, assumed decrease in interest earned and related tax effect. The pro forma amounts exclude non-recurring items totaling $4.4 million for the 1999 period and $0.8 million for the 1998 period.

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
                                                                 (DOLLARS IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net sales...................................................    $144,872        $126,194
Net income..................................................    $  5,160        $  5,843
Basic earnings per common share.............................    $   0.30        $   0.34
Diluted earnings per common share...........................    $   0.29        $   0.34

                                POWER-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

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

NOTE 5--INTANGIBLE ASSETS

    Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998 and of IPD in the first quarter of 1999 (see Note 4) which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from five to 25 years, using the straight-line method. At September 30, 1999 and December 31, 1998 accumulated amortization related to these intangible assets totaled $10,582,000 and $6,743,000, respectively.

    Intangible assets at December 31, 1998 also included purchased technology related to the Agreement. The Agreement called for total cash payments of $1,500,000 over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset was being amortized over the ten year term of the Agreement using the straight-line method. Since the technology acquired as a result of the Agreement was substantially similar to the product lines acquired as a result of the IPD acquisition, we recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to the Agreement in the three month period ended March 31, 1999. Accumulated amortization on the Agreement was $384,000 at December 31, 1998.

    Increase in intangible assets from December 31, 1998 to September 30, 1999 relates to the intangible assets recorded in connection with the IPD acquisition. Intangible assets consist of the following (in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Goodwill and trade name.....................................     $41,828         $39,121
Distribution network........................................       5,207           5,207
Sales force.................................................         722             790
Product technology..........................................      19,663          11,632
Assembled workforce.........................................         800              --
Customer relationships......................................       4,700              --
License agreement...........................................          --           1,396
                                                                 -------         -------
                                                                  72,920          58,146
                                                                 -------         -------
Less accumulated amortization...............................      10,582           7,127
                                                                 -------         -------
                                                                 $62,338         $51,019
                                                                 =======         =======

                                POWER-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 6--COMMON STOCK

    On September 20, 1999, we completed our secondary public stock offering of 6,500,000 shares of our Common Stock at an offering price of $25.00. We sold 4,000,000 of these shares. The remaining 2,500,000 shares were sold by certain stockholders, and we did not receive any proceeds from the sale of these shares. The gross proceeds of the 4,000,000 shares were $100,000,000. We incurred approximately $4,920,000 in costs in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, our net proceeds from the 4,000,000 shares were approximately $95,080,000. In connection with the offering, we granted the underwriters an overallotment option to purchase up to an additional 975,000 shares of the Common Stock at the public offering price of $25.00 per share. On October 14, 1999, after the end of our third quarter, the underwriters exercised their overallotment option. The gross proceeds of the 975,000 shares were $24,375,000 and net proceeds after underwriter commissions were $23,283,000. Our total gross and net proceeds from the sale of the 4,975,000 shares were $124,375,000 and $118,363,000, respectively.

    We used $54,150,000 of the net proceeds to repay outstanding amounts under our credit agreement with Bank of America, N.A. We expect to use the remaining net proceeds for general corporate purposes, including acquisitions, additions to working capital and capital expenditures. We do not have any agreements or understandings with respect to an acquisition. In addition, we may use up to $13.0 million of the net proceeds to pay earn-out consideration to former stockholders of IPD if IPD achieves the performance objectives set forth in the IPD acquisition agreement.

NOTE 7--CREDIT AGREEMENT

    On August 12, 1999, we entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. which increased our revolving line of credit from $50 million to $65 million. The line of credit bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR plus 1.25% to 2.50%, or the bank's base rate plus 0% to 1.25%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits us, without prior approval, from paying dividends, liquidating, merging, consolidating or selling our assets or business; and (c) requires us to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At September 30, 1999, there were no amounts outstanding under this line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. In August 1998 we increased our international presence and our product offerings by acquiring Melcher Holding AG, or Melcher, for $53 million, including debt assumed. In January 1999 we further broadened our portfolio of DC/DC products by acquiring International Power Devices, Inc., or IPD, for
$32 million, including certain capitalized lease obligations and other indebtedness of IPD. All references to operating data for the three and nine months ended September 30, 1998, include one month of Melcher's operations. All references to operating data for the nine months ended September 30, 1999 include eight months of IPD's operations.

    NET SALES. Our net sales increased $68.5 million, or 92.4%, to $142.6 million for the nine months ended September 30, 1999 from $74.1 million for the same period last year. Included in net sales for the first nine months of 1999 are $34.3 million from Melcher, and $39.1 million from IPD. The main contributors to the $68.5 million increase in net sales were DC/DC power supplies which contributed $63.7 million, low-range power supplies, which contributed $8.4 million, and custom power supplies, which contributed
$3.3 million. These increases were partially offset by declines in sales of our high-range power supplies of $2.8 million and linear power supplies of $4.5 million. Most of the growth in the DC/DC business was derived from the communications market. On the AC/DC side, the automatic/semiconductor test equipment market continued to expand during the nine months ended September 30, 1999. We also experienced growth in other key markets such as industrial and medical equipment.

    Sales to OEMs in the first nine months of 1999 were $112.2 million, or 78.7% of net sales, up from $42.2 million, or 56.9% of net sales, over the comparable period in 1998. Sales to Cisco, one of our primary OEM customers, represented 14.4% of net sales. Cisco was the only customer that exceeded 10% of net sales in the nine month period ended September 30, 1999. Sales in the first nine months of 1999 through distributors were $30.4 million, or 21.3% of net sales, down $1.5 million from $32.0 million, or 43.1% of net sales, in the same period last year. The lower percentage of net sales through distributors in the first nine months of 1999 is primarily due to the change in the mix of our customer base which, compared to last year, has shifted more toward OEM customers who order DC/ DC power supplies.

    Net sales for the three months ended September 30, 1999 increased
$38.1 million, or 165.1%, to $61.2 million compared with $23.1 million for the three months ended September 30, 1998. Included in net sales for the third quarter of 1999 are $12.2 million from Melcher and $20.6 million from IPD. The increase in sales for the third quarter was primarily due to an increase in sales of DC/DC power supplies, which contributed $26.5 million, high-range power supplies, which contributed $7.0 million, and low-range power supplies, which contributed $4.5 million. All three of our operating divisions achieved record sales in the third quarter of 1999, primarily due to strong growth in unit shipments to the communications and automatic/semiconductor test equipment markets. Excluding Melcher and IPD, our net sales increased $11.1 million, or 64.6%, to $28.4 million in the third quarter of 1999 from $17.2 million in the comparable period in 1998. This increase was primarily due to strong growth in the automatic/semiconductor test equipment market.

    Sales to OEMs in the third quarter of 1999 were $50.1 million, or 81.8% of net sales, up from $13.0 million over the comparable period in 1998, or 56.3% of net sales. Sales to Cisco and Teradyne represented 19.0% and 10.3% of net sales, respectively. Cisco and Teradyne were the only customers that exceeded 10% of net sales in the third quarter of 1999. Sales through distributors were $11.1 million in the third quarter of 1999, up $1.0 million from $10.1 million over the same period last year. As a percent of net sales, sales through distributors were 18.2% in the third quarter of 1999, down from 43.7% last year. This decrease is mainly due to the change in mix of customer base and increase in net sales over the prior year period.

    Our recent acquisition of IPD has significantly broadened our customer base by increasing sales to key OEMs and adding new OEMs in the communications market.

    Sales by markets for the nine months ended September 30, 1999 and September 30, 1998 were:

                                                      NINE MONTHS     NINE MONTHS
                                                         ENDED           ENDED
                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                         1999            1998
                                                     -------------   -------------
Communications.....................................       46.9%           17.0%
Industrial.........................................       16.8%           23.8%
Automatic/Semiconductor test equipment.............        9.6%           20.8%
Transportation.....................................        7.1%            2.0%
Medical equipment..................................        7.6%           14.3%
Computer, Retail and Other.........................       12.0%           22.1%
                                                         -----           -----
    TOTAL..........................................      100.0%          100.0%
                                                         =====           =====

    The changes in the percentages of our sales by market are primarily due to a significantly larger concentration of sales to the communications and transportation markets. For example, although the percentage of net sales to the industrial and medical equipment markets declined compared to last year, the dollar volume of sales to these markets grew 35.6% and 2.1%, respectively.

    During the third quarter, as well as the first nine months of 1999, demand for our products increased significantly. Our combined backlog on September 30, 1999 was $57.9 million, an increase of 124.4% compared to backlog of $25.8 million on December 31, 1998, but a decrease of $4.6 million, or 7.4% compared to backlog of $62.5 million on June 30, 1999. Pro forma backlog, which assumes IPD's backlog was in place at December 31, 1998, increased 90.4% at the end of September 1999 as compared to year-end 1998. By comparison, our backlog on September 30, 1998 was $29.1 million. During the third quarter of 1999 we realized a strong bookings trend with approximately $56 million in new orders taken. Much of this growth comes from strong demand in the communications market, as well as increased demand for our high-power product line, which are typically sold to the automatic/semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $28.3 million, or 96.5%, to $57.6 million for the nine months ended September 30, 1999 from $29.3 million for the nine months ended September 30, 1998. As a percent of net sales, our gross profit margin increased to 40.4% for the first nine months of 1999 from 39.5% for the same period in 1998. The increase in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the Melcher acquisition which negatively impacted the prior year period. Excluding the non-recurring adjustments related to our acquisitions of IPD in 1999 and Melcher in 1998, our gross profit margin would have been approximately 41% for the nine months ended September 30, 1999 and 1998.

    Gross profit for the three months ended September 30, 1999 increased
$16.4 million, or 201.5%, to $24.5 million from $8.1 million for the same period last year. As a percent of net sales, gross profit increased to 40.1% for the third quarter of 1999 from 35.2% for the third quarter of 1998, again, primarily due to the one-time purchase accounting charges related to the Melcher acquisition which negatively impacted the third quarter of 1998. Excluding these adjustments, gross profit margin was 40.1% in the third quarter of 1999 compared to 39.8% last year.

    SELLING EXPENSE. Selling expense increased $7.7 million, or 93.9%, to $16.0 million for the nine months ended September 30, 1999 from $8.2 million for the comparable period in 1998. As a percent of net sales, selling expense of 11.2% was approximately the same as last year. The increase in 1999 was primarily due to additional selling expense related to Melcher and IPD of $4.5 million and $2.4 million, respectively. Excluding Melcher and IPD, Power-One's core selling expense increased

$766,000 primarily due to higher employee costs of $226,000, and increased freight and travel expense aggregating $510,000, to support the increase in business growth during 1999.

    Selling expense for the three months ended September 30, 1999 increased $2.4 million, or 75.0%, to $5.7 million from $3.3 million for the three months ended September 30, 1998. The increase in third quarter selling expense was primarily due to additional selling expense related to Melcher and IPD of $0.7 million and $1.0 million, respectively, with the balance of the increase due to higher sales and higher employee costs of $313,000. As a percent of net sales, selling expense decreased to 9.3% for the third quarter of 1999 from 14.1% for the same year-ago period which is primarily due to improved fixed expense coverage related to the higher sales volume in 1999.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $5.4 million, or 95.0%, to $11.0 million for the nine months ended September 30, 1999 from $5.7 million for the nine months ended September 30, 1998. As a percent of net sales, administrative expense of 7.7% was essentially flat compared to the prior year. The increase of $5.4 million was primarily attributable to additional administrative expense related to Melcher and IPD of $1.8 million and $1.6 million, respectively, as well as an increase of $1.9 million in our core administrative expense. The increase in our core administrative expense was primarily due to higher employee costs of $862,000 related to an increase in staff, employee performance bonuses and temporary help, higher professional fees of $388,000 and increased depreciation expense of $421,000 primarily related to the Oracle ERP project and other capital expenditures in our manufacturing facilities.

    Administrative expense for the three months ended September 30, 1999 increased $2.2 million, or 103.5%, to $4.3 million from $2.1 million for the three months ended September 30, 1998. The increase is primarily due to the additional administrative expense of $460,000 and $662,000 related to Melcher and IPD, respectively, as well as an increase of $1.0 million in our core administrative expense due to higher employee costs related to an increase in staff and employee performance bonuses and increased depreciation expense. As a percent of net sales, administrative expense decreased to 7.0% for the third quarter of 1999 from 9.1% for the same period in 1998.

    ENGINEERING EXPENSE. Engineering expense increased $6.5 million, or 174.4%, to $10.2 million for the nine months ended September 30, 1999 from $3.7 million for the nine months ended September 30, 1998. As a percent of net sales, engineering expense increased to 7.1% for the first nine months of 1999 from 5.0% for the comparable period in 1998. The increase of $6.5 million was primarily due to additional engineering expense of $3.3 million and $2.2 million related to Melcher and IPD, respectively, as well as an increase in our core engineering expense of $924,000 which is primarily due to the addition of R & D resources to support the increase in business volume.

    Engineering expense for the three months ended September 30, 1999 increased $2.5 million, or 189.8%, to $3.8 million from $1.3 million for the three months ended September 30, 1998. This increase was primarily due to Melcher's and IPD's additional engineering expense of $0.9 million and $0.9 million, respectively. As a percent of net sales, engineering expense increased to 6.2% for the third quarter of 1999 from 5.6% for the same period in 1998. This increase is related to our commitment to make strategic investments to support our future growth.

    QUALITY ASSURANCE EXPENSE.  Quality Assurance expense increased
$1.1 million, or 64.4%, to $2.7 million for the nine months ended September 30, 1999 from $1.7 million for the nine months ended September 30, 1998. As a percent of net sales, quality assurance expense decreased to 1.9% for the first nine months of 1999 from 2.2% for the comparable period in 1998. The increase of $1.1 million was primarily due to higher quality assurance expense related to Melcher and IPD.

    Quality assurance expense for the three months ended September 30, 1999 increased $602,000, or 125.7%, to $1.1 million from $479,000 for the three months ended September 30, 1998. Similar to the year to date increase, the increase in engineering expense in the comparable three month periods is primarily related to Melcher and IPD. As a percent of net sales, quality assurance expense decreased to 1.8% for the third quarter of 1999 from 2.1% for the same year-ago quarter.

    AMORTIZATION EXPENSE. Amortization of intangibles increased $3.2 million, or 190.6%, to $4.9 million for the nine months ended September 30, 1999 from $1.7 million for the same period in 1998. The increase is partially attributable to a $1.0 million charge taken to write-off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. The balance of the increase is due to eight months of amortization of the intangibles initially recorded upon the acquisition of IPD on January 29, 1999 totaling approximately $1.2 million, as well as $1.3 million of amortization of intangibles related to the Melcher acquisition. For the three months ended September 30, 1999, amortization of intangibles expense increased $677,000, or 100.0%, to $1.4 million from $677,000 for the comparable period last year.

    IN PROCESS RESEARCH & DEVELOPMENT. As a result of the IPD acquisition, we recorded a one-time charge of $3.3 million during the nine months ended September 30, 1999 for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

    INCOME FROM OPERATIONS. As a result of the items discussed above, income from operations increased $1.1 million, or 13.4%, to $9.5 million, or 6.6% of net sales, for the nine months ended September 30, 1999 from $8.3 million, or 11.3% of net sales, for the comparable period in 1998. Excluding non-recurring items totaling approximately $5.1 million in 1999 and $1.1 million in 1998, income from operations would have been $14.5 million for the nine month period ended September 30, 1999, or 10.2% of sales, and $9.4 million, or 12.7% of net sales, for the same year-ago period. For the three months ended September 30, 1999, income from operations increased $8.0 million to $8.4 million from $328,000 for the comparable period in 1998 which included non-recurring items of $1.1 million.

    INTEREST INCOME. Interest income decreased $1.2 million, or 95.0% to $63,000 for the nine months ended September 30, 1999 from $1.3 million for the nine months ended September 30, 1998. Interest income for the three months ended September 30, 1999 decreased $317,000 to $26,000. The decrease is primarily related to the reduction in short-term, interest bearing financial instruments as a result of available cash used for the Melcher acquisition in the third quarter of 1998.

    INTEREST EXPENSE. Interest expense increased $2.3 million, or 443.1%, to $2.8 million for the nine months ended September 30, 1999 from $517,000 for the comparable period in 1998. For the three months ended September 30, 1999, interest expense increased $766,000 to $1.1 million from $332,000 for the same period last year. The increase is primarily due to advances under our credit facilities to finance the IPD acquisition, as well as additional investments in facilities and capital equipment to increase our capacity to support the rapid growth of our business.

    OTHER INCOME (EXPENSE), NET. Other income, net, increased $157,000, to $125,000 for the nine months ended September 30, 1999 from other expense, net, of $32,000 for the nine months ended September 30, 1998. Other income, net, increased primarily due to gains on foreign currency transactions partly offset by net losses on disposals of fixed assets.

    Other expense, net, for the third quarter of 1999 decreased $36,000 to $151,000 compared to other expense, net, of $187,000 in the comparable period last year. This expense was primarily due to foreign currency exchange losses from our European operations.

    INCOME TAXES. The provision for income taxes increased $1.2 million to $3.9 million for the nine months ended September 30, 1999 from $2.6 million income tax for the comparable period in 1998. The effective tax rate of 56.4% in the first nine months of 1999 is significantly higher than the 29.2% achieved during the same period in 1998. This is primarily attributable to the $3.3 million charge for in-process research and development and $1.2 million amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. The income tax provision for the three months ended September 30, 1999 increased to $2.6 million from an income tax benefit of $135,000 for the same period last year primarily due to the increase in pre-tax income which was $7.1 million this year compared to $152,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance increased $32.5 million, or 301.1% from $10.8 million at December 31, 1998 to $43.2 million at September 30, 1999. Prior to the sale of 4,000,000 shares of our Common Stock in September 1999 which raised net proceeds of $95.1 million, our primary source of cash for the first nine months of 1999 consisted of borrowings from credit facilities of $53.2 million. The primary uses of cash for the first nine months of 1999 consisted of $64.7 million for repayment of borrowings from our credit facilities, of which $54.1 million was for the repayment of the outstanding balance on our credit agreement with Bank of America, N.A., $28.3 million for the purchase of IPD and $1.2 million of related transaction costs, $19.5 million for the acquisition of property and equipment, and $3.2 million for operating activities.

    The $3.2 million used for operating activities was primarily attributable to cash earnings from operations of $16.6 million (net income plus depreciation, amortization and in-process research and development charge) offset by $19.9 million used in working capital. The $19.9 million use of working capital was primarily due to an increase in accounts receivable and inventories of $23.0 million and $10.8 million, respectively, offset by an increase in accounts payable and accrued expenses of $10.2 million and $3.6 million, respectively.

    The $19.5 million for acquisition of property and equipment included approximately $4.3 million for the purchase of IPD's manufacturing facility, $4.4 million for hardware, software and implementation support related to our Oracle ERP system conversion, $2.8 million for surface mount technology equipment and the balance reflected additional property, plant and capital equipment expenditures to support our growth plans. We currently anticipate that our total remaining capital expenditures for 1999 will be approximately $6.0 million, of which approximately $1.0 million represents costs related to our Oracle ERP system implementation, $3.6 million represents investments in surface mount automation, and the remaining amount relates primarily to investments in manufacturing improvements. The amount of these anticipated capital expenditures will frequently change based on future changes in business plans, our financial condition and general economic conditions.

    We have a $65 million revolving line of credit, which bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR plus 1.25% to 2.50%, or the bank's base rate plus 0% to 1.25%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits us, without prior approval, from paying dividends, liquidating, merging, consolidating or selling our assets or business; and (c) requires us to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At September 30, 1999, there were no amounts outstanding under this line of credit.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $12.7 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At September 30, 1999, short-term and long-term amounts outstanding under Melcher's credit facilities were $7.3 million and $4.7 million, respectively, and Melcher was in compliance with all debt covenants.

    As a result of the IPD acquisition, we have an additional line of credit in the U.S., which bears interest at the bank's prime rate plus 0.75%. Borrowings are limited to the lesser of $4.5 million or 80% of IPD's eligible accounts receivable, as defined. At September 30, 1999, amounts outstanding under IPD's line of credit were $0.7 million.

    At September 30, 1999, short-term and long-term amounts outstanding under all credit facilities with banks were $8.0 million and $4.7 million, respectively. Borrowings under all our credit facilities are collateralized by substantially all of our assets.

    Based on current plans and business conditions, we believe our existing working capital, borrowing capacity and net proceeds from our secondary stock offering, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital, capital expenditures and debt payment requirements for the foreseeable future. However, if we make a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

YEAR 2000 ISSUE

    Many existing computer systems and software programs are coded to accept two digit entries rather than four to define the applicable year. These systems may, for example, recognize the year "00" as 1900 instead of 2000. If the problem is not corrected, many systems and computer applications could fail or create erroneous results.

    Our business faces risk from unforeseen problems with our own information systems and systems of our third party suppliers and customers. To address these risks, we established a task force in early 1998, and since then have been actively engaged in ensuring that our systems are Year 2000 compliant.

    We have completed an extensive review to ensure the internal readiness of our computer systems and the embedded systems commonly found in manufacturing equipment such as microcontrollers. We have assessed our products, and they are not date sensitive.

    We have also assessed the readiness of our key suppliers, subcontractors and customers for the Year 2000 calendar change. To date we have received survey responses from all of our most important suppliers, which indicate that they are aware of the Year 2000 compliance issue and state that they are fully Year 2000 compliant.

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

    We have also substantially modified or replaced, as necessary, other third party software applications in order to ensure that they are Year 2000 compliant. Overall, we have substantially completed the remediation of our computer systems in California, Mexico and the Dominican Republic, and we believe that these systems are now Year 2000 compliant. Melcher has also assessed its products and determined that they are not date sensitive. Melcher has also substantially completed remediation and testing of its computer systems, as well as embedded systems in manufacturing, office and telecommunications equipment, and believes that its most important systems are Year 2000 compliant. Melcher has received survey responses from all of its key suppliers which indicate that they are aware of the Year 2000 compliance issue and state that they are Year 2000 compliant.

    We do not expect the overall costs related to our Year 2000 project to be material. We believe that the most significant adverse effect on our business related to Year 2000 compliance would be that some of our smaller and less relied-upon suppliers may not have systems that are Year 2000 compliant, delaying our receipt of materials from them and our fulfillment of customers' orders.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments which arise from transactions entered into during the normal course of business. We may enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our portfolio of borrowings. Under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes.

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

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and Swiss franc denominated long-term debt obligations at September 30, 1999 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against the Swiss franc would not have a significant effect on the future earnings of the Company.

                                                                                                    THERE-                 FAIR
                                              1999       2000       2001       2002       2003      AFTER      TOTAL      VALUE
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
Credit facility:
  Variable Rate ($US).....................     721                                                               721        721
    Average Interest Rate.................     8.1%                                                              8.1%

Fixed Rate (CHF 4,672)....................   3,109                                                             3,109      3,109
  Average Interest Rate...................     3.1%                                                              3.1%

Long-term Debt:
  Fixed Rate (CHF 13,250).................   1,331      4,161      2,331        996                            8,819      8,819
    Average Interest Rate.................     7.0%       3.9%       4.0%       5.0%                             4.5%

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 1999, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they do not recite historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. The words "believe," "expect," "estimate," "may," "will," "could," "plan" or "continue" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, us. These risks and uncertainties include, but are not limited to, our ability to: manage our growth; complete implementation of our Oracle ERP system; maintain existing and form new relationships with customers; and successfully integrate the businesses of companies that we acquire, including Melcher and IPD. Other risks and uncertainties include uncertainties relating to general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, electronics industry market conditions and growth rates, acquisitions, the cyclical nature of our business, technological developments and changes in the competitive environment in which we operate. We caution you that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, you should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements, including the factors that we discuss in this report and other reports that we file with the Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 5--NOT APPLICABLE

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 27--Financial Data Schedule

(b) REPORTS ON FORM 8-K

    During the three months ended September 30, 1999, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 1999

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