Form 10-K405
period 2000-01-02
POWER ONE INC
filed 2000-04-03
CIK 1042825

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

                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000 was approximately $1.1 billion.

    As of March 24, 2000, 24,301,289 shares of the Registrant's $0.001 par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I

Item 1.       Business....................................................      3

Item 2.       Properties..................................................     17

Item 3.       Legal Proceedings...........................................     17

Item 4.       Submission of Matters to a Vote of Security Holder..........     17

PART II

Item 5.       Market for Registrant's Common Equity and Related                19
                Stockholder Matters.......................................

Item 6.       Selected Financial Data.....................................     19

Item 7.       Management's Discussion and Analysis of Financial Condition      23
                and Results of Operation..................................

Item 7A.      Quantitative and Qualitative Disclosures about Market            30
                Risk......................................................

Item 8.       Financial Statements and Supplementary Data.................     31

Item 9.       Changes in and Disagreements with Accountants on Accounting      31
                and Financial Disclosures.................................

PART III

Item 10.      Directors and Executive Officers of the Company.............     31

Item 11.      Executive Compensation......................................     31

Item 12.      Security Ownership of Certain Beneficial Owners and              32
                Management................................................

Item 13.      Certain Relationships and Related Transactions..............     32

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form      32
                8-K.......................................................

Signatures................................................................     34

Index to Financial Statements.............................................    F-1

Financial Statement Schedule..............................................    S-1

Index to Exhibits.........................................................    S-2

    UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES HEREIN TO THE COMPANY OR POWER-ONE REFER COLLECTIVELY TO POWER-ONE, INC. AND ITS SUBSIDIARIES.

    THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY. WE CAUTION THAT THE MATTERS SET FORTH UNDER "RISK FACTORS," CONSTITUTE CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to our 2000 annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1--BUSINESS

THE COMPANY

    We are a leading designer and manufacturer of more than 2,500 high-quality brand name power supplies. Our power supplies are designed to meet the power needs of various subsystems and components within electronic equipment. Power supplies:

    - primarily supply, regulate and distribute electrical power within electronic equipment;

    - either convert alternating current to direct current, an AC/DC power supply, or modify direct current into other levels of direct current, a DC/DC power supply;

    - provide electronic components with a precise and constant supply of electrical power at one or more voltage levels;

    - regulate and monitor voltages to protect electronic components within equipment from surges or drops in voltage, to prevent electronic equipment from being damaged by its own malfunction and to provide back-up power if a primary power source fails; and

    - are typically classified as standard, modified standard and custom. While we manufacture and sell all three product classifications, we focus on standard and modified standard products.

    We sell our products both to OEMs and distributors who value quality, reliability, technology and service. While we have more than 10,000 customers in the communications, industrial, automatic/ semiconductor test equipment, transportation, medical equipment, and other electronic equipment industries, we are focusing more on the faster-growing data telecommunications and automatic/semiconductor test equipment markets. Our OEM customers include industry leaders such as Cisco, Nortel, Teradyne, Lucent Technologies, Newbridge Networks, Alcatel, Hewlett-Packard, Siemens and Ericsson. We are also a leading provider of power supplies to domestic distributors, including Pioneer Standard Electronics, Avnet Electronics, Arrow, Kent Electronics and Future Electronics.

    We were founded in 1973 as a manufacturer of AC/DC power supplies and until 1981 operated solely from our Southern California facility. During the 1980's, we established additional operations in Puerto Rico and Mexico to take advantage of certain labor, manufacturing and, in Puerto Rico, tax efficiencies. Between 1994 and 1996, we moved most of our Puerto Rico manufacturing operations to the Dominican Republic to capitalize on certain labor benefits. In September 1995, Stephens Group Inc., an affiliate of Stephens Inc., and our management purchased Power-One from its previous owners and formulated a more aggressive growth strategy, which included a plan to grow through acquisitions. Between
August 1998 and January 1999, we substantially expanded our product offerings, scale and geographic breadth through two significant acquisitions. Our net sales have increased from $75.4 million in 1996 to net sales of $205.4 million in 1999, a compound annual growth rate of 39.6%. We believe that we are one of the largest power supply companies in the world that specializes in standard and modified standard power supplies. We also believe that our gross margins are among the highest in the industry. Our gross profit margin has been approximately 40% during the past three years.

RECENT ACQUISITIONS

    In August 1998, we increased our international presence and our portfolio of products by acquiring Melcher Holding AG ("Melcher") for $53 million, including debt assumed. Located in Uster, Switzerland, Melcher primarily designs and manufactures high-reliability DC/DC and AC/DC power supplies which it sells to leading OEMs throughout Europe and North America, including Ericsson, Daimler-Chrysler and Siemens. High-reliability power supplies are designed for rugged use in heavy-duty equipment in industries such as transportation and telecommunications. Melcher has manufacturing operations in three European locations and sales and application engineering offices in six European countries. By acquiring Melcher, we added approximately 750 products to our portfolio and gained better access to the $4 billion European power supply market. In addition, we are now able to use Melcher's direct sales force and its marketing channels to sell Power-One's portfolio of products both to new customers and Melcher's existing customers in Europe.

    In January 1999, we further broadened our portfolio of DC/DC products by acquiring International Power Devices, Inc. ("IPD"). We acquired IPD for
$32 million including capitalized lease obligations and other indebtedness of IPD, or a total capital outlay of $28.3 million plus approximately $1.2 million of transaction related costs. In addition, we are paying $13 million to IPD's former shareholders, since IPD attained certain defined operational performance objectives in the 13 month period ending on March 31, 2000. We subsequently acquired IPD's facility in Boston, Massachusetts for approximately
$4.3 million. IPD is a leading supplier of high-density DC/DC power supplies, which it distributes primarily in North America. High-density DC/DC power technology is preferred in applications using high-speed/low-voltage logic, including the fast growing voice and data communications industries. IPD sells over 90 models of high-density DC/DC products to leading OEMs, including Cisco, Newbridge Networks and Nortel. As part of the acquisition, we also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint-venture based in Shenzhen, China. We are continuing the process of moving the production of IPD's higher volume products from our Boston facility to our lower cost manufacturing facility in Mexico. Our acquisition of IPD has given us greater access to the $2.9 billion worldwide merchant market for DC/DC power supplies. It has also made us a leader in distributed power architecture, which distributes DC/DC power supplies throughout the electronic infrastructure of the end product. The worldwide market for DC/DC products is expected to grow faster during the next five years than the overall power supply market.

SUBSEQUENT EVENT

    On February 29, 2000, we acquired HC Power, Inc. ("HCP") in a stock-for-stock transaction, in which the former shareholders of HCP received a total of 2,121,207 shares of Power-One's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. Of the total shares issued, 212,117 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The merger is being accounted for as a pooling of interests.

    HCP is based in Irvine, CA and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. HCP's major service providers include Williams Communications, CEA Telecom, Qwest, and Nextel, and its key OEMs include Motorola and Nortel Networks. HCP is shipping at an annualized rate of approximately $45 million based on its fourth quarter 1999 shipments.

    On March 31, 2000, we agreed to acquire Norwegian-based Powec AS for
$78 million. The consideration to be paid consists of approximately $70 million in cash and 140,340 shares of our common stock. Additionally, we will assume approximately $8 million in debt. Certain additional payments may be made to Powec shareholders based on the attainment of defined operational performance through 2001. The acquisition will be accounted for using the purchase method of accounting.

    Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecomunications industry. Powec's customers include Nokia, Vodafone, Ericsson, Eircom, Telia, Hong Kong Telecom, Telenor, Sonera and TeleDanmark.

    We also agreed to acquire a telecommunications product line from Crane Co. for approximately $14 million in cash. This product line has the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufactures such as Motorola, Ericsson and Nokia US.

    Our discussion in the rest of this Report, does not include any information regarding HCP, Powec AS and the product line acquired from Crane Co.

INDUSTRY AND MARKET OVERVIEW

    We operate primarily in one industry segment which includes the design, development and manufacturing of AC/DC and DC/DC power supplies for the electronics equipment industry. The two primary types of power supplies are AC/DC and DC/DC power supplies. AC/DC power supplies convert alternating current from a primary power source, such as a wall outlet, into a precisely controlled direct current. Virtually every electronic device that plugs into an AC wall socket requires some type of AC/ DC power supply. DC/DC power supplies modify an existing DC voltage level to other DC levels to meet the power needs of various subsystems and components within electronic equipment.

    Power supplies are configured using both linear and switching technology. Linear power supplies offer low noise and precise voltage regulation specifications, which are characteristics required for specialized applications such as analog-to-digital converters and operational amplifiers used in the instrumentation industry. Switching power supplies utilize energy more efficiently, are smaller and weigh less than linear power supplies. The market for switching power supplies is estimated to be the fastest growing segment of the power supply market. Switching power supplies comprise most of our product line.

    Power supplies are typically classified as standard, modified standard or custom. Standard power supplies are not typically industry-wide standards. Rather, they are power supplies that a particular company, such as Power-One, manufactures as its own standard catalog products that customers can use for many different applications. Modified standard products are standard products that are modified slightly to meet a customer's specific design requirements. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom power supplies are designed for a specific customer to meet the specifications for a unique application. It typically takes four to six months to produce a custom product and requires the expenditure of significant up-front engineering costs. In addition, users of custom products frequently have high-volume production requirements and operate in more price sensitive industries. As a result, profit margins on custom products are typically lower than margins on standard products. Unlike some technology products, power supplies, whether standard, modified standard, or custom, can be difficult to match exactly or replace with products manufactured by another supplier without considerable investment. Thus, once a power supply has been designed into a customer's product, it is normally difficult and costly for the customer to change suppliers during that product's life cycle. However, customers who manufacture their products in high volumes typically require two sources for power supplies.

    For information regarding revenues and long-lived assets by geographical location, see Note 13 in Notes to the Consolidated Financial Statements presented in Item 8 of this Report.

MARKET SIZE AND TRENDS

    The power supply industry is highly fragmented, which, at the end of 1999, consisted of over 1,000 companies worldwide, including about 250 in North America. Only sixteen power supply companies in the world, some of which specialize in custom products, had merchant market sales greater than $200 million in 1999. The average power supply company is estimated to have annual sales of approximately $20 million. In 1999, the worldwide market for power supplies was estimated to be approximately $22 billion, including approximately $9 billion in North America. The worldwide market is expected to grow to approximately $34 billion in 2004, and the North American market is expected to grow to approximately $14 billion by 2004.

    We see the significant trends in the power supply industry as:

    USE OF DISTRIBUTED POWER ARCHITECTURE. The communications and networking industries are utilizing lower voltage semiconductors that require the power supply to be located closer to the specific application. As a result, many new products are designed with distributed power architecture, or DPA, that distributes high-density switching DC/DC power supplies throughout the electronic infrastructure of the end product. This DPA segment of the power supply industry is expected to grow faster than the overall market for the next several years.

    SHORTENED TIME-TO-MARKET. To compete successfully in their industries, OEMs must bring products with a wider variety of features to market as quickly as possible. We believe that as OEMs face greater competition to accelerate the time-to-market for their new products, they are increasingly incorporating standard and modified standard power supplies into their products.

    RELIANCE ON FEWER SUPPLIERS. In the past, customers typically purchased power supplies from multiple suppliers. However, in order to lower costs and accelerate delivery schedules, OEMs and electronic distributors are increasingly reducing their supplier base to include only vendors who can offer a broad range of products and service most of their needs. In addition, OEMs who purchase power supplies have merged with or acquired other companies as part of consolidation trends in their own industries. These larger OEM customers increasingly rely on suppliers with greater financial resources and broader product lines.

    OUTSOURCING TO MERCHANT MANUFACTURERS. Captive power supply manufacturers design and manufacture power supplies primarily for use in their own products. Merchant power supply manufacturers design and manufacture power supplies for use by OEMs. The merchant segment of the worldwide power supply market was estimated to be approximately 57% of the total power supply market in 1999. The merchant segment is expected to grow to approximately 62% of the overall market by 2004 as OEMs increasingly focus on core competencies and outsource the manufacturing of power supplies to more efficient suppliers. We believe that as this outsourcing occurs, many OEMs will divest their power supply businesses.

BUSINESS STRATEGY

    Power-One is primarily focused on high growth markets, such as the data telecommunications and automated/semiconductor test power supply markets. Our customers value quality, reliability, technology and service. Our goal is to be the leading manufacturer of standard and modified standard power supplies to these markets. To accomplish our goal, we plan to:

    BROADEN OUR STANDARD PRODUCT LINE. We believe that we offer customers one of the broadest ranges of AC/DC and DC/DC standard and modified standard power supplies in the world. Our standard product line includes over 2,500 different models that are available from 1 to 4,000 watts. We are a leader in power supply design, innovation and new product introduction. We plan to continue to develop and expand our standard and modified standard product lines. We believe this expansion, together with our highly flexible and quick changeover manufacturing process, will allow us to meet the requirements of our customers to bring new products to market more rapidly and cost effectively.

    EXPAND RELATIONSHIPS WITH KEY OEMS. We focus on maintaining and establishing long-term relationships with leading OEMs in our focused markets high growth industries. As part of our efforts to develop and expand these key relationships, we continue to execute our Strategic National Accounts Program, or SNAP. As part of SNAP, we have professionals who are assigned directly to key OEM accounts. In addition, our recent acquisitions have significantly expanded our OEM customer base, and we are implementing programs to aggressively cross-sell our broad range of products to these new customers.

    STRENGTHEN OUR POSITION AS A LEADER IN DC/DC POWER SUPPLIES AND, IN PARTICULAR, DISTRIBUTED POWER ARCHITECTURE PRODUCTS. We have become a leading supplier of DC/DC power supplies with over 1,750 products. In addition, we believe that our acquisition of IPD, a technological leader in high-density DC/ DC products, has positioned us to better fulfill our customers' DPA requirements. We intend to continue expanding our DC/DC product offerings.

    PURSUE ACQUISITIONS. We plan to pursue growth opportunities by continuing to acquire other power supply companies. We believe the fragmentation of the power supply market, supply base consolidation driven by our customers, and relative undercapitalization of most of our smaller competitors will present opportunities for further consolidation in our industry. We also believe that an acquisition in Asia will significantly lower our materials and labor costs.

    MAINTAIN STRONG RELATIONSHIPS WITH DISTRIBUTORS. We believe that we were one of the first manufacturers to sell power supplies through distributors. Additionally, as a result of Power-One's strong brand name for quality and service, we have developed one of the largest networks of distributors in the U.S. We believe that our large network of distributors enables us to efficiently sell our products to significantly more customers than we could using a direct sales force. In addition, our relationships with our distributors provide us with readily available shelf-space for our new products that we develop and acquire.

PRODUCTS

    Our products are divided primarily into the following categories:

    LOW-POWER AC/DC PRODUCTS. Most of our low-power AC/DC power supplies use a universal input voltage circuit, which automatically detects if the AC line is 110 or 220 volts, allowing the products to be used worldwide without modification. In 1997, we introduced a new generation of low-range power supplies targeted to our higher volume customers and the communications markets. In addition, we have designed a line of low-power, high-reliability AC/DC products that are specifically designed for our customers in the transportation and high-reliability industrial markets.

    MID-POWER AC/DC PRODUCTS. Most of our mid-power AC/DC products have the universal input voltage circuit described above. We offer a range of products that provide our customers a variety of features and options within the mid-range power area. In 1999, we added a new line of 250-watt power supplies to address the needs of customers in the communications market.

    HIGH-POWER AC/DC PRODUCTS. Our high-power AC/DC power supplies are based upon a modular configuration. We have approximately 10 platforms and 80 modules that we have sold in more than 1,400 configurations. Additionally, through our acquisition of Melcher, we have a non-modular line of high-power telecommunications power supplies that are designed for use in rugged applications.

    LOW-POWER/LOW-DENSITY DC/DC PRODUCTS. We manufacture over 500 different types of low-power DC/DC power supplies. Unlike AC/DC products, DC/DC power supplies are typically more compatible with power supplies manufactured by others and can often replace competitors' DC/DC products.

    HIGH-POWER/HIGH-DENSITY DC/DC PRODUCTS. We manufacture high-density DC/DC products, which are best suited for DPA. These products are essentially the same size as low-density DC/DC products but have significantly greater output power. We also manufacture a line of DC/DC products specifically for use by OEMs in the transportation and high-reliability industrial markets, as well as sectors of the communications industry that require rugged, high-reliability products.

    LINEAR PRODUCTS. We are an industry leader in and have manufactured standard linear AC/DC products since our founding in 1973. Linear power supplies are larger, heavier and less efficient than switching power supplies. However, linear products are better suited for equipment with low electrical noise requirements, such as high precision medical and industrial equipment. We expect that net sales of our linear products, which accounted for 17% of our revenues in 1998 and 7% in 1999, will continue to decline in both dollar volume and as a percentage of our net sales in the coming years, as end-users redesign their products to use switching power supplies.

    In addition to the standard and modified standard products described above, we design and manufacture AC/DC and DC/DC custom products for select OEM customers to meet unique requirements in size, wattage or configuration. We believe that we can use our large base of standard products and standard circuit designs as platforms to address the custom needs of our customers quickly and effectively.

CUSTOMERS

    We sell our power supplies to over 10,000 OEMs either directly or indirectly through our distributors. Teradyne and Cisco are the only OEM customers who have accounted for more than 10% of our net sales in any year since 1995. Teradyne accounted for 13% of our net sales in 1998. Cisco accounted for 16% of net sales in 1999.

    Our top 25 OEM customers accounted for 53% of net sales in 1999, up from 41% in 1998, and included Cisco, Nortel, Teradyne, Lucent, Newbridge Networks, Alcatel, Hewlett-Packard, Siemens and Ericsson.

    Net sales in 1997, 1998 and 1999 were to the following markets:

                                                                   FISCAL YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1997       1998       1999
                                                             --------   --------   --------
Communications.............................................     30%        21%        49%
Industrial.................................................      9%        27%        18%
Automatic/Semiconductor Test Equipment.....................     32%        19%        11%
Medical Equipment..........................................     12%        11%         6%
Transportation.............................................      0%         4%         7%
Computer, Retail and Other.................................     17%        18%         9%
Total......................................................    100%       100%       100%

SALES AND MARKETING

    We market our power supplies in North America directly to OEMs through our own direct sales force and through independent manufacturers' representative organizations, as well as through sales to distributors. Our North American sales and marketing organization consists of over 50 professionals comprised of salespeople, regional sales managers, product line managers, strategic account managers, and a comprehensive technical support and service staff. Our European sales and marketing effort is managed by approximately 60 sales professionals located in six sales offices in Switzerland, Germany, France, England, Italy, and the Netherlands, as well as independent manufacturers' representatives and distributors. Various product managers and a technical and service staff located in Europe support the

European customers. Additionally, we sell products in China through a joint venture in Shenzhen and through one of our distributors.

    The percentage break-down of products that we sold to OEMs and distributors in 1997, 1998 and 1999 is as follows:

                                                                   FISCAL YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1997       1998       1999
                                                             --------   --------   --------
OEMs.......................................................     56%        60%        77%
Distributors...............................................     44%        40%        23%

    Although the dollar volume of net sales to distributors has remained relatively constant, net sales to distributors has decreased as a percentage of our total net sales because our acquisitions and strategic account program have increased net sales to OEMs.

    OEM AND STRATEGIC ACCOUNT SALES. In North America, we use our direct sales force and manufacturers' representatives to sell our products to OEMs. In Europe, we primarily use our direct sales force but also utilize some manufacturers' representatives and distributors. Our manufacturers' representatives cover North America, Eastern Europe, Northern Europe, the Middle East, Asia, Africa and Australia. In 1997, we formed SNAP (Strategic National Account Program) to target existing and potential OEM customers who are leaders in high-growth industries and who we believe could order over $3 million of power supplies annually. We expect that our net sales to OEMs will increase in the future as we increasingly emphasize sales to strategic accounts.

    SMALL ACCOUNT SALES BY DISTRIBUTORS. We have one of the largest domestic distribution networks in the power supply industry. We have relationships with over 60 distributors with locations in approximately 500 cities worldwide. Approximately 60% of our distributors are headquartered in the U.S. with branch offices throughout the U.S. and Canada. Many of these distributors have been selling our products for over ten years. We believe that customer loyalty to the Power-One brand and our wide range of standard products enhances our distribution network. Pioneer Standard Electronics accounted for 12% of net sales in 1997. No other distributor accounted for more than 10% of our annual net sales during the last three years. Pioneer has distributed our products for more than ten years.

RESEARCH AND DEVELOPMENT/ENGINEERING

    Our research and development group consists of approximately 20 design teams and approximately 120 full-time employees located in California, Massachusetts, Switzerland and Ireland. We invested over 7% of our 1999 revenues in engineering. Our research and development department primarily develops new standard power supply products, as well as modifications and improvements for existing products. Within our target markets, we strive to expand applications that use our power supplies by approaching current and potential customers and discussing their future product directions and requirements. We also direct a limited amount of our engineering activities toward creating custom products. Additionally, we focus our research activities on improving power conversion efficiency, reducing product and component costs, improving manufacturability, reducing product size, and implementing new manufacturing processes.

MANUFACTURING PROCESS AND QUALITY CONTROL

    A typical power supply consists primarily of a printed circuit board, electronic components, transformers and other electromagnetic components, and a sheet metal chassis. Production of our power supplies entails the assembly of structural hardware combined with a sophisticated assembly of circuit boards. In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we automated many electronic assembly and testing processes that we previously performed manually. We also standardized our manufacturing processes to utilize our resources efficiently and optimize our capacities.

    Our manufacturing process is designed to quickly produce a wide variety of quality products at a low cost. We use many techniques such as cell-based manufacturing, common componentry in our product designs and state-of-the-art production equipment to achieve this goal. In 1999, we installed three additional surface mount technology, or SMT, assembly lines bringing our installed base to three SMT lines in Mexico and one in our Dominican Republic facility. Three additional SMT lines have been ordered and are targeted to be installed by the end of the second quarter in 2000. These SMT lines are capable of changeovers in under five minutes and up to 56,000 component placements per hour. SMT permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. We believe our substantial investment in SMT technology will significantly increase throughput and capacity while also increasing product quality.

    Many of our customers and other end-users increasingly require that their power supplies meet or exceed established international safety and quality standards as their operations expand internationally. In response to this need, we design and manufacture power supplies in accordance with the certification requirements of many international agencies. These agencies include Underwriters Laboratories (UL) in the U.S.; the Canadian Standards Association (CSA) in Canada; Technischer Uberwachungs-Verein (TUV) and Verband Deutscher Electrotechniker (VDE) in Germany; the British Approval Board for Telecommunications (BABT) in the United Kingdom; and International Electrotechnical Committee (IEC), a European standards organization.

    Quality products and responsiveness to the customer's needs are of critical importance in our efforts to compete successfully. Given their importance, we emphasize quality and reliability in both the design and manufacture of our products. In addition to testing throughout the design and manufacturing process, we test and burn-in 100% of all products using automated equipment and customer-approved processes. We perform an additional out-of-box test or pre-ship audit on randomly selected units before shipment, further ensuring manufacturing quality and integrity.

    We manufacture and assemble our products primarily at our facilities in the Dominican Republic, Mexico, Switzerland, Slovakia and Massachusetts. All of our facilities are ISO 9000 certified. We are currently in the process of moving much of our high volume IPD business to our lower cost facilities in Mexico and the Dominican Republic and our high volume Melcher business to Slovakia, the Dominican Republic and Mexico.

SUPPLIERS

    We typically design products using components readily available from several sources and attempt to minimize our use of components that we can obtain through only one source. Raw materials are generally available in large quantities from a number of different suppliers who provide electronic bonding and safety stock programs to ensure availability. We have a number of volume purchase agreements, or VPA's, with selected suppliers of key items such as wire, fuses, resistors, connectors, capacitors, sheet metal and semiconductors. We use VPA's, which typically have 12 to 18 month terms, to ensure that we have a constant source for required supplies. This practice enables us to reduce inventory expense and produce substantial cost savings through volume purchase discounts. We have not had a supply shortage that had a material adverse effect on our business. However, this does not preclude the possibility that continued significant growth in the electronic equipment industry could cause shortages of key components in the future, thereby causing a delay in shipments leading to a substantial loss of business, or causing price increases which could lead to lower profit margins.

MANAGEMENT INFORMATION TECHNOLOGY

    In April 1999, we installed an Oracle ERP system. The Oracle ERP system enables us to better organize and share critical information for our management team. The web-based system allows for the input and access of important information from any location. The system is capable of supporting a much larger business and will allow us to more easily integrate future acquisitions into our operations. The system is fully operational in our Camarillo and Mexico locations. Additional fine tuning and enhancements will continue, concurrent with the rollout of Oracle to our remaining locations in the future.

YEAR 2000 ISSUE

    The Year 2000 issue arose from many existing computer systems and software programs being coded to accept two digit entries rather than four digits to define the applicable year. These systems might, for example, recognize the year "00" as 1900 instead of 2000. We experienced no significant year 2000-related issues over the year 2000 transition, and we do not currently expect that we will incur material costs or experience material disruptions in our business due to the Year 2000 issue.

EURO CURRENCY CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency. The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, participating countries can also maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. Melcher's operating subsidiaries in Europe have been affected by the euro conversion and have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on our financial position or results of operations.

BACKLOG

    We sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. The table below illustrates our backlog at December 31, 1998 and 1999:

                                              DECEMBER 31, 1998   DECEMBER 31, 1999
                                              -----------------   -----------------
Backlog.....................................     $26 million         $58 million

    Customers may cancel or reschedule most deliveries without penalty. Our backlog has historically been a reliable indicator of future financial results; however, backlog may not be as reliable an indicator in the future as customers switch more orders to just-in-time deliveries. As a result, backlog may decrease even if net sales increase.

COMPETITION

    The merchant power supply manufacturing industry is highly fragmented and characterized by intense competition. As of December 1999, there were estimated to be over 1,000 power supply manufacturers worldwide, including over 250 participating in North America, of which more than 50% had annual revenues of less than $10.0 million in the North American market. No single company dominates the overall power supply market, and our competitors vary depending upon the power range of the product. Our competition includes companies located throughout the world including Artesyn,

Astec and Lucent Technologies. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products and a competitive price. In times of an economic downturn, or when dealing with high volume orders, we believe that price becomes a more important competitive factor. Moreover, we believe price will become a more important competitive factor in the future as the power supply industry consolidates, OEMs become larger and more entrants from Asia begin to compete with us. Many of our competitors are larger than us, and they may be able to obtain materials at significantly lower prices. Depending on the location of our plants, we may not be able to procure materials at costs as low as the materials costs of some of our competitors.

INTELLECTUAL PROPERTY MATTERS

    We regard certain equipment, processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We rely on a combination of trade secret and other intellectual property laws, confidentiality agreements executed by most of our Camarillo employees and other measures to protect our proprietary rights. We currently hold 20 issued patents, most of which are protected in more than one country. The remaining terms of these patents vary with the earliest expiring in 2003. We also have various patents pending as well as nine trademarks.

EMPLOYEES

    At December 31, 1999, we employed 3,244 employees at our facilities in the following functions:

                                                              NUMBER OF
CAPACITY                                                      EMPLOYEES
--------                                                      ---------
Manufacturing...............................................    2,427
Engineering.................................................      254
General and administrative..................................      314
Sales and marketing.........................................      117
Quality assurance...........................................      132
                                                                -----
  Total.....................................................    3,244

    We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union.

                                  RISK FACTORS

OUR BUSINESS IS CYCLICAL.

    In recent years, the power supply industry has experienced dramatic shifts in demand and has become more cyclical. As a result, our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future. These fluctuations have significantly affected our net sales, which has had a negative effect on our operating results. Any such fluctuations in the future could have a material adverse effect on our operating results.

INTERRUPTIONS OR DELAYS IN OBTAINING COMPONENTS FOR OUR PRODUCTS COULD IMPAIR OUR BUSINESS.

    We depend on suppliers of the components that we use in our products to make timely shipments. We typically use a primary source of supply for each component. It could take a long time to establish alternate sources of supply, and we could experience supply shortages. In cases where we source several components from only one manufacturer, any interruption in supply could seriously impair our business. Any shortages or price increases of particular components could increase product delivery times and manufacturing costs and reduce our gross margins. We could also lose a substantial amount of business due to product shipment delays caused by supply shortages. In either case, our financial condition would be adversely affected. The electronic equipment industry has been experiencing significant growth. If the electronic equipment industry continues to realize increased growth in the future, causing a shortage of components and price increases, our operating results could be adversely affected.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, WE MAY LOSE BUSINESS AND EXPERIENCE REDUCED PROFITABILITY.

    We have significantly increased our business within a short period of time through our acquisitions of Melcher and IPD. As a result of these acquisitions, internal growth and the transfer of production to our Mexico and Dominican Republic factories, the number of our employees has grown from 1,841 as of December 31, 1998 to 3,244 as of December 31, 1999. If we are to grow successfully, we must:

    - train our new employees;

    - effectively manage increases in our production levels and transfers of production;

    - attract and retain qualified management and technical personnel;

    - improve our operational, administrative and financial systems;

    - implement our Oracle Enterprise Resource Planning, or ERP, system in our operations; and

    - manage multiple relationships with various customers and suppliers.

    We may not be able to accomplish any of these requirements, and our failure to do so would have a material adverse effect on our operating results. In addition, our inability to manage our growth could lead to delayed shipment and cancellation of customer orders.

CANCELLATIONS, REDUCTIONS OR DELAYS IN PURCHASES COULD CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE.

    We do not obtain long-term purchase orders or commitments from our customers, and customers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in orders could substantially reduce our backlog and adversely affect our net sales, gross profit and operating results, especially if we are unable to replace such orders. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Therefore, fluctuations in net sales (particularly if customers cancel, postpone or delay sales or sales fail to meet our expectations) may adversely impact our operating results. Fluctuations in net sales and customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results.

High-volume orders, especially custom orders, if cancelled, may substantially increase the risk of inventory obsolescence, write-offs due to excess manufacturing capacity and collection problems. These factors have caused our quarterly results to fluctuate in the past and may continue to do so in the future, which could have a material adverse effect on our operating results.

WE RELY ON A FEW MAJOR CUSTOMERS FOR A MATERIAL PORTION OF OUR BUSINESS.

    A few customers account for a material portion of our net sales each year. During 1999, our top three customers accounted for approximately 31% of our net sales. If we lose one of these customers, or if one of them reduces or cancels a significant order, our net income and operating results could decrease significantly.

FAILURE TO ANTICIPATE TRENDS IN THE ELECTRONIC EQUIPMENT INDUSTRY AND PRICE EROSION MAY ADVERSELY AFFECT OUR BUSINESS.

    Because we have many customers in the electronic equipment industry, the factors and economic trends that affect these companies also affect our business. Companies in the electronic equipment industry must continuously develop new products to respond to rapid changes in technology. In addition, because consumer demand for electronic equipment fluctuates frequently and the industry is highly competitive, these companies must continuously develop and produce higher-performance products at lower prices. To respond to the needs of our customers in the electronic equipment industry, we must also continuously develop new and more advanced products at lower prices. Our inability to properly assess developments in the electronic equipment industry or to anticipate the needs of our customers could cause us to lose some or all of these customers and prevent us from obtaining new customers. Moreover, the power supply industry has experienced significant price erosion in order to meet the electronic equipment industry's demand for lower costs. Future downward pressure on prices could have a material adverse effect on our operating results.

WE MAY ENCOUNTER PROBLEMS IN INTEGRATING THE OPERATIONS OF COMPANIES THAT WE ACQUIRE.

    To implement our strategy of growing through acquisitions, we need to:

    - retain key management members and technical personnel of an acquired company;

    - successfully merge corporate cultures and business processes;

    - realize sales and cost reduction synergies; and

    - possibly operate in areas of the world in which we have little or no prior experience.

    In addition, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. We acquired Melcher in August of 1998 and IPD in January of 1999. We are in the process of transferring production to our Mexico and Dominican Republic facilities. We expect to begin installing our Oracle ERP system in IPD's and Melcher's operations in the middle of 2001. If we are unable to completely integrate Melcher's and IPD's businesses and operations into our business, including the completion of planned transfers of production to our Dominican Republic and Mexico facilities and implementation of our Oracle ERP system at Melcher and IPD, our results of operations and financial condition would be adversely affected.

MUCH OF OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN FOREIGN COUNTRIES.

    Many of our operations are located outside of the U.S. and consequently, are vulnerable to:

    - imposition of tariffs, quotas, taxes and other market barriers;

    - restrictions on the export or import of technology;

    - political and economic instability and work stoppages;

    - difficulties in staffing and managing international operations; and

    - fluctuations in the value of the U.S. dollar relative to foreign currencies.

    Historically, we have not hedged against any currency exchange rate risks. The occurrence of any of these factors may adversely affect our operating results.

WE MAY NOT BE ABLE TO GROW BY ACQUIRING OTHER COMPANIES.

    We will not be able to acquire other companies if we cannot identify acquisition opportunities or obtain acceptable financing. We may have to incur debt to acquire other companies. If our cash flow and existing working capital are not sufficient to fund our general working capital requirements and debt service needs, we will have to raise additional funds by selling equity, refinancing some or all of our existing debt or selling assets or subsidiaries. None of these alternatives to raise additional funds may be available on acceptable terms to us or in amounts sufficient for us to meet our requirements.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR SENIOR MANAGEMENT AND TO ATTRACT AND RETAIN KEY TECHNICAL PERSONNEL.

    If we lose one or more members of our senior management or if we cannot attract and retain qualified management or highly technical personnel, our operating results could be adversely affected. Our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide.

WE MAY NOT BE ABLE TO COMPETE WITH COMPETITORS WHO ARE SIGNIFICANTLY LARGER AND MAY HAVE SUBSTANTIALLY LOWER MATERIALS COSTS.

    The merchant power supply manufacturing industry is characterized by intense competition. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products and competitive price. In times of an economic downturn, or when dealing with high volume orders, we believe that price becomes a more important competitive factor. Moreover, we believe price will become a more important competitive factor in the future as the power supply industry consolidates, OEMs become larger and more entrants from Asia begin to compete with us. Many of our competitors are larger than us, and they may be able to obtain materials at significantly lower prices. Depending on the location of our plants, we may not be able to procure materials at costs as low as the materials costs of some of our competitors. This may have a material adverse effect on our operating results.

WE WILL BE REQUIRED TO PAY SUBSTANTIAL UNITED STATES INCOME TAX IF WE REPATRIATE EARNINGS FROM OUR PUERTO RICO AND MELCHER OPERATIONS.

    We do not pay U.S. federal or state income taxes on earnings from our Puerto Rico and Melcher operations as long as we do not repatriate the earnings. As of December 31, 1999, our Puerto Rico and Melcher subsidiaries had accumulated unremitted earnings of approximately $18.1 million and $3.1 million, respectively. If we decide to bring these funds into the U.S., we will have to pay U.S. taxes on them at the normal rates. The resulting increase in income tax expense would decrease our net income.

OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD SERIOUSLY DAMAGE OUR BUSINESS.

    We rely upon a combination of patents, trademarks and trade secret laws to protect our proprietary rights in certain of our products. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as or better than ours. Additionally, the laws of some foreign countries do not protect our proprietary rights as much as U.S. laws. We currently have several patents and may apply for additional patents, but the U.S. Patent and Trademark Office may reject some or all of our patent applications. The patents that the U.S. government issues to us may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop. Furthermore, our competitors may challenge or circumvent our patents, and some of our patents may be invalidated. If we have to initiate or defend against a patent infringement claim in the future to protect our proprietary rights, the litigation over such claims could be time-consuming and costly to us, adversely affecting our operating results.

STEPHENS GROUP, INC. MAY BE ABLE TO CONTROL OUR MANAGEMENT, OPERATIONS AND AFFAIRS.

    Stephens Group,Inc., and certain of its affiliates ("Stephens Investors") have contributed their shares of our common stock to a voting trust, which owns approximately 23.4% of our outstanding common stock. The voting trust must vote the shares "for" or "against" proposals submitted to our stockholders in the same proportion as votes cast "for" and "against" such shares by all other stockholders. As long as these shares are held in the voting trust, Stephens Group, Inc. cannot control our business. If Stephens Group, Inc., however, decides to terminate the voting trust agreement, which it can do at its sole option, depending on the number of shares voted on a particular matter, Stephens Group, Inc. could effectively be able to elect our entire Board of Directors, approve any action requiring stockholder approval (except as provided by law) and control our management, operations and affairs. If Stephens Group, Inc. terminates the voting trust, Stephens Inc. would no longer be able to make a market in our common stock.

OUR CHARTER CONTAINS PROVISIONS THAT MAY HINDER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

    Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of us, even if such a change in control would benefit our stockholders. We have a staggered Board of Directors, which means that our stockholders can only elect approximately one third of the board at each annual meeting of stockholders. Stockholders must inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. Our Certificate of Incorporation also requires approval of 75% of our voting stock to amend certain provisions. Finally, our Board of Directors can issue preferred stock without stockholder approval. Your rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Any one of the provisions discussed above could discourage third parties from taking over control of the Company. Such provisions may also impede a transaction in which you could receive a premium over then current market prices and your ability to approve transactions that you consider in your best interests.

ITEM 2--PROPERTIES

    The table below lists our principal manufacturing and research and development facilities.

                                       APPROXIMATE SIZE
LOCATION                                (SQUARE FEET)     EMPLOYEES             PRIMARY ACTIVITY
--------                               ----------------   ---------   ------------------------------------
San Luis, Mexico.....................      110,000          1,080     Manufacturing and Assembly

Santo Domingo, Dominican Republic....      100,000          1,054     Manufacturing andAssembly,
                                                                      Warehousing

Camarillo, California................       98,000            243     Administration, Research and
                                                                        Development, Manufacturing, Sheet
                                                                        Metal Fabrication, Warehousing,
                                                                        Marketing and Sales

Boston, Massachusetts................       60,000            456     Administration, Research and
                                                                        Development, Manufacturing,
                                                                        Warehousing, Marketing and Sales

Uster, Switzerland...................       55,000            203     Administration, Research and
                                                                        Development, Manufacturing,
                                                                        Warehousing, Marketing and Sales

Isabela, Puerto Rico.................       46,000             27     Sub-assembly

Dubnica Nad Vahom, Slovakia..........       36,000            129     Manufacturing and Assembly

Limerick, Ireland....................       10,000             22     Research and Development, Small-
                                                                        volume Manufacturing and Assembly

We own our facilities in Mexico, Massachusetts, Slovakia and one 29,000 square foot facility in Uster, Switzerland included in the facilities listed above. We lease the rest of our facilities pursuant to lease agreements with expiration dates through 2008 in North America and 2005 in Europe.

    We believe that our existing facilities are adequate to meet current requirements and that suitable additional or alternative space will be available as needed on commercially reasonable terms.

ITEM 3--LEGAL PROCEEDINGS

    We are involved in routine litigation arising in the ordinary course of its business. While the outcome of lawsuits against us cannot be predicted with certainty, in our opinion, none of the pending litigation will have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 4(a)--EXECUTIVE OFFICERS

    Set forth below is certain information concerning our executive officers.

NAME                                         AGE(1)                        POSITION
----                                        --------   -------------------------------------------------
Steven J. Goldman.........................     42      Chief Executive Officer and Chairman of the Board

Bill Yeates...............................     39      President and Chief Operating Officer

Eddie K. Schnopp..........................     41      Sr. Vice President--Finance, Chief Financial
                                                       Officer and Secretary

Dennis R. Roark...........................     53      Executive Vice President and Chief Technology
                                                       Officer

------------------------

(1) As of March 31, 2000

    STEVEN J. GOLDMAN. Mr. Goldman, who joined us in 1982, became our President and Chief Executive Officer in 1990 and was named Chairman of the Board in February 1997. In January, 2000, he relinquished the responsibilities of President to Mr. Bill Yeates, who has since assumed the role of President and COO of Power-One, Inc. He received his B.S. degree in electrical engineering from the University of Bridgeport and his M.B.A. degree from Pepperdine University's Executive program. Mr. Goldman is a contributing member and Co-Membership Chairman of the San Fernando Valley Chapter of the Young President's Organization.

    BILL YEATES. Mr. Yeates joined us in January 2000 as President and Chief Operating Officer. Before joining us, Mr. Yeates held various positions of increasing responsibility at Lucent Technologies, including Vice President and General Manager of the Titania Power Division. He received his B.S. degree in electrical engineering and his M.B.A degree in Finance from Louisiana Tech University.

    EDDIE K. SCHNOPP. Mr. Schnopp, who joined us in 1981, was appointed Vice President of Finance and Logistics in 1993 and Secretary and Chief Financial Officer in 1995. He was appointed Sr. Vice President, Finance, Chief Financial Officer and Secretary in February 1999. He received his B.S. degree in Accounting from California State University Northridge. Mr. Schnopp is married to Ms. Koep.

    DENNIS R. ROARK. Mr. Roark, who joined us in 1988, was appointed Executive Vice President of the Company in 1990. He was appointed Chief Technology Officer in February 1999. Before joining us, Mr. Roark co-owned and managed California D.C. Power Supplies, Inc., a designer and manufacturer of power supplies. He received his B.S. degree in Engineering from California Polytechnic University-Pomona.

    Our officers serve at the discretion of the Board.

                                    PART II

ITEM 5-- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported by NASDAQ since October 1, 1997, the date on which our shares first became publicly traded. Before October 1, 1997, there was no established public trading market for our Common Stock.

                                                                  HIGH            LOW
                                                              -------------   -----------
1997
Fourth Quarter..............................................  $19 5/8         $13 7/8

1998
First Quarter...............................................   16 3/4          13
Second Quarter..............................................   17               7 3/4
Third Quarter...............................................   10               6 7/16
Fourth Quarter..............................................    7 1/2           5 1/2

1999
First Quarter...............................................   12 1/4           6 1/4
Second Quarter..............................................   19 1/2           6 1/2
Third Quarter...............................................   31 21/32        19 1/4
Fourth Quarter..............................................   45 13/16        18 1/4

    The number of holders of record of our Common Stock as of March 24, 2000, was 82.

DIVIDEND POLICY

    We have not paid cash dividends for the last three years. We anticipate that all future earnings will be retained to finance the continuing development of our business and we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of any future cash dividends will be at the discretion of the Board and will depend upon, among other things, future earnings, capital requirements, our general financial condition and general business conditions. In addition, our credit facility restricts the ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    Our subsidiary, Power-Electronics, Inc., a Puerto Rico corporation ("P-E"), does not currently intend to declare any dividends. If P-E does declare and pay a dividend to us, then we may be forced to pay taxes at the statutory rates on such amount.

ITEM 6--SELECTED FINANCIAL DATA

GENERAL

    Before September 27, 1995, Power-One, Inc., a California corporation ("Power CA"), P-E, and Poder Uno de Mexico, S.A. de C.V., a Mexican corporation ("Poder Uno"), collectively referred to for the period prior to September 30, 1995 as the "Predecessor Company", were owned by a small group of investors, including management, each in similar ownership percentages, and were operated collectively by management located primarily in California. On September 27, 1995, Power-One LLC, a Delaware limited liability company ("Power-One LLC"), acquired the assets of Power CA and the stock of P-E and Poder Uno in an arms-length transaction that was negotiated between the Stephens

Investors and our previous owners. The Stephens Investors acquired approximately 65% of the membership interests of Power-One LLC, with the remainder being acquired by our senior management. The aggregate amount of consideration paid by the Stephens Investors and by our senior management was approximately
$15 million as well as the deferral of approximately $5.3 million that was owed to our senior management. After the total consideration was determined, our senior management participated on the same pricing as the Stephens Investors. As of February 1, 1996, Power-One LLC was reorganized when it was merged with and into Power-Merger, Inc., a Delaware corporation, which changed its name to Power-One, Inc. When this merger occurred, there was no change in the ownership percentages.

    In the table below, we provide you with selected consolidated historical financial and operating data. We have prepared this information using financial statements for the fiscal years ended December 31, 1995, 1996, 1997, 1998 and 1999 which have been audited by Deloitte & Touche LLP, independent auditors. When you read this selected historical financial and operating data, it is important that you read along with it the section titled "Management's Discussion and Analysis of Financial Condition and Operating Results" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

                     SELECTED FINANCIAL AND OPERATING DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      PREDECESSOR
                                     COMPANY(1)(2)                                   COMPANY(1)
                                     --------------   -------------------------------------------------------------------------
                                      NINE MONTHS     THREE MONTHS
                                         ENDED            ENDED        YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                     SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          1995            1995            1996           1997         1998(5)        1999(6)
                                     --------------   -------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
  Net sales........................     $53,216         $ 20,854        $75,434        $93,068        $102,519       $205,402
  Cost of goods sold...............      31,525           14,348         45,305         55,481          63,446        120,196
                                        -------         --------        -------        -------        --------       --------
  Gross profit.....................      21,691            6,506         30,129         37,587          39,073         85,206
  Selling expense..................       5,995            1,938          7,537          8,199          11,771         21,946
  General and administrative
    expense........................       3,985            1,760          5,873          6,778           8,311         17,012
  Engineering expense..............       2,538            1,078          4,215          3,937           6,257         14,473
  Quality assurance expense........       1,310              355          1,886          2,027           2,007          3,781
  Amortization of intangibles......                          472          2,003          2,029           2,625          6,212
  In process research and
    development....................                                                                                     3,300
  Other expense....................                                         613
                                        -------         --------        -------        -------        --------       --------
  Total expense....................      13,828            5,603         22,127         22,970          30,971         66,724
  Income from operations...........       7,863              903          8,002         14,617           8,102         18,482
  Interest income..................          65               24             28            358           1,387            798
  Interest expense.................        (494)          (1,026)        (4,222)        (3,181)           (806)        (3,086)
  Other income (expense)...........         (32)             (60)           (16)           (18)           (627)           307
                                        -------         --------        -------        -------        --------       --------
  Income (loss) before income
    taxes..........................       7,402             (159)         3,792         11,776           8,056         16,501
  Income taxes(3)..................         155               12            396          3,542           2,326          6,454
                                        -------         --------        -------        -------        --------       --------
  Net income (loss)................     $ 7,247             (171)         3,396          8,234           5,730         10,047
                                        =======
  Less: Preferred stock accretion
    and dividends..................                                       1,415          1,514
                                                        --------        -------        -------        --------       --------
  Net income (loss) attributable to
    common stockholders............                     $   (171)       $ 1,981        $ 6,720        $  5,730       $ 10,047
                                                        ========        =======        =======        ========       ========
  Basic earnings (loss) per common
    share..........................                     $  (0.02)       $  0.20        $  0.58        $   0.34       $   0.55
                                                        ========        =======        =======        ========       ========
  Diluted earnings (loss) per
    common share...................                     $  (0.02)       $  0.20        $  0.56        $   0.33       $   0.53
                                                        ========        =======        =======        ========       ========
Pro forma amounts:(3)
  Income (loss) before income taxes
    as reported....................     $ 7,402         $   (159)       $ 3,792        $11,776        $  8,056       $ 16,501
  Pro forma income tax (benefit)
    provision......................       2,767             (121)           923          3,542           2,326          6,454
                                        -------         --------        -------        -------        --------       --------
  Pro forma net income (loss)......     $ 4,635         $    (38)       $ 2,869        $ 8,234        $  5,730       $ 10,047
                                        =======         ========        =======        =======        ========       ========

SELECTED OPERATING DATA:
  Gross profit margin..............        40.8%            31.2%          39.9%          40.4%           38.1%          41.5%
  EBITDA(4)........................     $ 8,564         $  1,718        $12,215        $18,833        $ 14,466       $ 36,123
  Cash flows from (used in):
    Operating activities...........       6,420           (2,152)         4,249          8,481          21,836            503
    Investing activities...........      (1,945)         (49,840)        (3,457)        (5,332)        (52,954)       (56,999)
    Financing activities...........        (688)          55,743         (2,859)        27,185           9,291        109,720

                                                   (FOOTNOTES ON FOLLOWING PAGE)

                                  AT DECEMBER 31,    AT DECEMBER 31,    AT DECEMBER 31,    AT DECEMBER 31,    AT DECEMBER 31,
                                        1995               1996               1997             1998(5)            1999(6)
                                  ----------------   ----------------   ----------------   ----------------   ----------------
BALANCE SHEET DATA:
  Working capital...............      $ 8,076            $ 9,511            $ 61,363           $ 32,270           $121,847
  Total assets..................       72,845             72,705             112,637            153,979            283,033
  Total long-term debt
    (including current
    portion)....................       35,399             36,178                 326             10,877              8,754
  Total debt....................       46,599             46,578                 326             25,557             12,833
  Redeemable preferred stock....            0             16,287                   0                  0                  0
  Total stockholders' equity....       14,596              1,125             100,214            108,262            231,683

------------------------------

(1) Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we have described year-ends presented as if the year ended on December 31. As such, the years ended December 31, 1995 through 1998 represent 52-week years and the year ended December 31, 1999 represents a 53-week year.

(2) Effective September 27, 1995, we acquired substantially all of the assets and liabilities of the Predecessor Company. For financial reporting purposes, this acquisition has been treated as if it were effective on October 1, 1995, the beginning of our fourth quarter.

(3) Pro forma information reflects the provision for U.S. federal and state income taxes as if we and the Predecessor Company had been subject to federal and state income taxation as a C corporation, prior to January 29, 1996, the date we converted from a limited liability company to a C corporation. Prior to January 29, 1996, our net income and the Predecessor Company's net income flowed through to the stockholders/members. For presentation purposes, U.S. federal and state income taxes have not been provided on earnings of P-E as there is no intention to remit these earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Certain Income Tax Matters," and Notes 2 and 14 of Notes to Consolidated Financial Statements.

(4) EBITDA, which we calculate as income from operations before depreciation, amortization, and compensation charges for stock option plans, is a supplemental financial measurement used by us in the evaluation of our business and by many analysts in our industry. However, EBITDA should only be read in conjunction with all of our financial data summarized above and the financial statements prepared in accordance with generally accepted accounting principles appearing elsewhere herein, and should not be construed as an alternative either to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of our liquidity. The calculation of EBITDA varies among companies.

(5) On August 31, 1998, we acquired Melcher for a purchase price of $53 million, including $11.2 million of debt assumed. In addition, we incurred transactions costs of approximately $1.6 million. We accounted for the acquisition using the purchase method of accounting. See Note 3 of Notes to Consolidated Financial Statements.

(6) On January 29, 1999, we purchased IPD for $32 million, including certain capitalized lease obligations and other indebtedness of IPD. In addition, we incurred approximately $1.2 million of transaction costs. We accounted for the acquisition using the purchase method of accounting. See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES. IN ADDITION TO HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS ANNUAL REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY FORWARD-LOOKING INFORMATION DUE TO FACTORS DISCUSSED UNDER "RISK FACTORS," "BUSINESS" AND ELSEWHERE IN THIS ANNUAL REPORT.

    GENERAL

    We are a leading designer and manufacturer of more than 2,500 high-quality brand name power supplies. We sell our products both to OEMs and distributors who value quality, reliability, technology and service. We have more than 10,000 customers in the communications, industrial, automatic/semiconductor test equipment, transportation, medical equipment and other electronic equipment industries.

    We were founded in 1973 as a manufacturer of AC/DC power supplies and until 1981 operated solely from our Southern California facility. During the 1980s, we established additional operations in Puerto Rico and Mexico to take advantage of certain labor, manufacturing and, in Puerto Rico, tax efficiencies. Between 1994 and 1996, we moved most of our Puerto Rico manufacturing operations to the Dominican Republic to capitalize on certain labor benefits. In September 1995, Stephens Group, Inc., an affiliate of Stephens Inc., and our management purchased Power-One from its previous owners and formulated a more aggressive growth strategy, which included a plan to grow through acquisitions.

    In August 1998, we increased our international presence and our product offerings by acquiring Melcher for $53 million, including debt assumed. In January 1999, we further broadened our DC/DC product offerings by acquiring IPD for $32 million, including certain capitalized lease obligations and other indebtedness of IPD.

    All references herein to Power-One and to operating data for 1998, include four months of Melcher's operations. For 1999, financial results are consolidated to include both Melcher and, for 11 months, IPD.

    The years ended December 31, 1997 and 1998 represent 52-week years and the year end December 31, 1999 represents a 53-week year. The following table sets forth, for the periods indicated, certain Consolidated Statements of Operations data as a percentage of net sales for the periods presented:

                                                           1997       1998       1999
                                                         --------   --------   --------
Net sales..............................................   100.0%     100.0%     100.0%
Cost of goods sold.....................................    59.6       61.9       58.5
                                                          -----      -----      -----
Gross profit...........................................    40.4       38.1       41.5
Selling expense........................................     8.8       11.5       10.7
General and administrative.............................     7.3        8.1        8.3
Engineering expense....................................     4.2        6.1        7.1
Quality assurance expense..............................     2.2        1.9        1.8
Amortization of intangibles............................     2.2        2.6        3.0
In process research and development....................     0.0        0.0        1.6
                                                          -----      -----      -----
Income from operations.................................    15.7        7.9        9.0
Interest income........................................     0.4        1.4        0.4
Interest expense.......................................    (3.4)      (0.8)      (1.5)
Other income (expense).................................    (0.0)      (0.6)       0.1
                                                          -----      -----      -----
Income before income taxes.............................    12.7        7.9        8.0
Income taxes...........................................     3.8        2.3        3.1
                                                          -----      -----      -----
Net income.............................................     8.9        5.6        4.9
Preferred stock accretion and dividends................     1.7        0.0        0.0
                                                          -----      -----      -----
Net income to common stockholders......................     7.2%       5.6%       4.9%
                                                          =====      =====      =====

YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998.

    NET SALES. Net sales increased $102.9 million, or 100.4%, to $205.4 million for 1999 from $102.5 million for 1998. Included in net sales for 1999 are $43.6 million from Melcher, and $61.3 million from IPD. The main contributors to the $102.9 million increase in net sales were DC/DC power supplies which contributed $85.0 million, low-range power supplies, which contributed $12.2 million, custom power supplies, which contributed
$5.2 million, and high-range power supplies, which contributed $3.9 million. These increases were partially offset by declines in our linear power supplies of $4.0 million. Most of the growth in the DC/DC business was derived from strong order flow from the communications market, which includes datacommunications and network equipment manufacturers such as Cisco, Nortel, Lucent Technologies and Newbridge Networks who are among our top customers. On the AC/DC side, the automatic/semiconductor test equipment market continued to expand with key customers such as Teradyne rebounding during 1999. We also experienced solid growth in other key markets such as industrial and transportation.

    Net sales to OEMs for 1999 were $159.1 million, or 77.5% of net sales, an increase of $97.3 million or 157.4% over the comparable period in 1998, when net sales to OEMs represented 60.3% of net sales. Net sales to Cisco represented 16.0% of net sales in 1999. Cisco was the only customer that exceeded 10% of net sales in 1999. Net sales through distributors for 1999 were $46.3 million, or 22.5% of net sales, an increase of $5.6 million or 13.8% compared to the same period in 1998, when such net sales represented 39.7% of net sales. The lower percentage of net sales through distributors in 1999 is primarily due to the change in the mix of our customer base which, compared to last year, has shifted more toward OEM customers in the communications market.

    Our recent acquisition of IPD has significantly broadened our customer base by increasing net sales to key OEMs and adding new OEMs in the communications market.

    Net sales by markets for the years ended December 31, 1998 and 1999 were:

                                                                1998       1999
                                                              --------   --------
Communications..............................................     21%        49%
Industrial..................................................     27%        18%
Automatic/Semiconductor test equipment......................     19%        11%
Transportation..............................................      4%         7%
Medical equipment...........................................     11%         6%
Computer, Retail and Other..................................     18%         9%
                                                                ---        ---
Total.......................................................    100%       100%

    The changes in the percentage of our net sales by market are primarily due to a significantly larger concentration of net sales to the communications and transportation markets.

    During 1999, demand for our products increased significantly, especially in the second half of the year. Our combined backlog on December 31, 1999 was $58.0 million, an increase of 125.0%, compared to backlog of $25.8 million on December 31, 1998. Pro forma backlog, which assumes IPD's backlog was in place at December 31, 1998, increased 90.8% at the end of December 1999 as compared to year-end 1998. For the quarter ended December 31, 1999 we experienced a strong bookings trend with $62.9 million in new orders taken. Much of this growth comes from strong demand in the communications market, which is primarily driven by datacommunications and network equipment manufacturers, as well as increased demand of our high-power product line, which are typically sold to the automatic/ semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $46.1 million, or 118.1%, to $85.2 million for 1999 from $39.1 million for 1998. As a percent of net sales, gross profit increased to 41.5% for 1999 from 38.1% for the same period in 1998. The increase in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the Melcher acquisition which negatively impacted the prior year period. Excluding the non-recurring adjustments related to our acquisitions of IPD in 1999 and Melcher in 1998, our gross profit margin would have been approximately 41.8% in 1999 and 40.9% in 1998. The improved profit margin in 1999 is primarily due to the increase in net sales which allowed us to better leverage our fixed manufacturing expenses.

    SELLING EXPENSE. Selling expense increased $10.2 million, or 86.4%, to $21.9 million for 1999 from $11.8 million for 1998. As a percent of net sales, selling expense decreased slightly from 11.5% in 1998 to 10.7% in 1999. The increase of $10.2 million was primarily due to the additional selling expense related to Melcher and IPD of $3.9 million and $4.9 million, respectively. Excluding Melcher and IPD, Power-One's core selling expense increased
$1.4 million primarily due to higher employee costs of $322,000, and increased freight and travel expense aggregating $693,000, to support the increase in business growth during 1999.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $8.7 million, or 104.7%, to $17.0 million for 1999 from $8.3 million for 1998. As a percent of net sales, general and administrative expense increased slightly to 8.3% in 1999 from 8.1% in 1998. The increase of $8.7 million was due to additional administrative expense related to Melcher and IPD of $1.9 million and $2.5 million, respectively, as well as an increase of $4.3 million in our core administrative expense. The increase in our core administrative expense of $4.3 million was primarily due to higher employee costs of $1.8 million related to an increase in staff, employee performance bonuses and temporary help; increased depreciation expense of $835,000 primarily related to the Oracle ERP project and other capital expenditures; higher professional fees of $521,000; increased insurance expense of $242,000; and increases in other general operating expenses such as travel, utilities and office supplies expenses.

    ENGINEERING EXPENSE. Engineering expense increased $8.2 million, or 131.3%, to $14.5 million for 1999 from $6.3 million for 1998. The increase of $8.2 million was primarily due to Melcher's and IPD's additional engineering expense of $3.0 million and $4.2 million, respectively. In addition, Power-One's core engineering expenses increased $1.0 million primarily due to a $751,000 increase in employee costs and a $108,000 increase in product development expenses. As a percent of net sales, engineering expense increased to 7.1% for 1999 from 6.1% for 1998. This increase is directly attributable to our commitment to make strategic investments in support of our future growth.

    QUALITY ASSURANCE EXPENSE.  Quality assurance expense increased
$1.8 million, or 88.4%, to $3.8 million for 1999 from $2.0 million for 1998. As a percent of net sales, quality assurance expense decreased slightly from 1.9% in 1998 to 1.8% in 1999. The increase of $1.8 million was primarily due to additional quality assurance expense related to Melcher and IPD of $378,000 and $710,000, respectively, as well as an increase of $687,000 in our core quality assurance expense primarily related to increased employee costs.

    AMORTIZATION EXPENSE.  The amortization of intangibles increased
$3.6 million, or 136.6%, to $6.2 million for 1999 from $2.6 million for 1998. As a percent of net sales, amortization of intangibles increased to 3.0% for 1999 from 2.6% for 1998. The increase is attributable to a $1.0 million charge taken to write-off the unamortized balance of the intangible asset value of a technology and licensee agreement related to substantially similar product technology acquired as a result of the IPD acquisition. The balance of the increase is due to 11 months of amortization of intangibles initially recorded upon the acquisition of IPD on January 29, 1999 totaling approximately
$1.6 million, as well as an additional $1.1 million of amortization of intangibles related to the Melcher acquisition.

    IN-PROCESS RESEARCH & DEVELOPMENT. In connection with the IPD acquisition, we recorded a one time charge of $3.3 million for purchased in-process technology that had not reached technological feasibility.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased $10.4 million, or 128.1%, to $18.5 million, or 9.0% of net sales, for 1999 from $8.1 million, or 7.9% of net sales, for 1998. Excluding non-recurring items totaling approximately $5.1 million in 1999 consisting of inventory fair market value write-up of $0.8 million, in-process research and development charge of $3.3 million and write-off of $1.0 million technology and license agreement, all of which were related to the IPD acquisition, and $2.9 million in 1998 for the inventory fair market value write-up related to the Melcher acquisition, income from operations would have been $23.5 million, or 11.5% of net sales, in 1999 and $11.0 million, or 10.7% of net sales, in 1998.

    INTEREST INCOME. Interest income decreased $0.6 million, or 42.5%, to $0.8 million for 1999 from $1.4 million for 1998. This decrease was primarily related to the reduction in short-term, interest bearing financial instruments as a result of the available cash used for the Melcher acquisition in the third quarter of 1998. This decrease was partially offset by interest earned on proceeds from the sale of our stock in September and October 1999 which were invested in short-term, interest bearing financial instruments.

    INTEREST EXPENSE. Interest expense increased $2.3 million, or 282.9%, to $3.1 million for 1999 from $0.8 million for 1998. The increase was primarily due to advances under our credit facilities to finance the IPD acquisition, as well as additional investments in facilities and capital equipment to increase our capacity to support the rapid growth of our business. This increase was partially offset by the repayment of $54.1 million of outstanding debt under our credit agreement with Bank of America, N.A. using the proceeds from the sale of our stock in September and October 1999.

    OTHER INCOME (EXPENSE), NET. Other income increased $934,000, to $307,000 for 1999, from other expense of $627,000 for 1998, and is primarily due to gains on foreign currency transactions partly offset by net losses on disposals of fixed assets.

    INCOME TAXES. The provision for income taxes increased $4.1 million, to $6.5 million for 1999, from $2.3 million for 1998. The effective tax rate of 39.1% in 1999 is significantly higher than the 28.9% in 1998. This is primarily attributable to the $3.3 million charge for in-process research and development and $1.6 million amortization of goodwill related to the IPD acquisition, both of which are not deductible for tax purposes.

YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997.

    NET SALES. Net sales increased $9.5 million, or 10.2%, to $102.5 million for 1998 from $93.1 million for 1997. The increase in net sales resulted primarily from a $18.8 million contribution from Melcher since the date of acquisition, as well as strong growth in unit shipments of standard and modified standard power supplies, particularly in high-range power configurations, during the first half of 1998. Including Melcher's results, the principal contributors to the $9.5 million increase in net sales were DC/DC power products, which contributed $14.1 million in net sales, and low-range power products, which contributed $4.4 million. These increases were offset by declines in linear and custom power products of $3.4 million and $3.9 million, respectively, and decreases in all other product lines of $1.7 million, net. Excluding Melcher, our net sales decreased $9.4 million, or 10.1%, to $83.7 million in 1998 from $93.1 million in 1997. This was primarily due to the general slowdown in demand for products within the electronics industry, as well as domestic inventory reductions at OEMs, including some of our customers, in the second half of 1998.

    Net sales to OEMs for 1998 were $61.8 million, or 60% of net sales, an increase of $9.9 million or 19.0% over the comparable period in 1997, when net sales to OEMs represented 56% of net sales. Net sales through distributors for 1998 were $40.7 million, or 40% of net sales, a decrease of $0.4 million or 1.0% compared to the same period in 1997, when such net sales represented 44% of net sales. As a result of the Melcher acquisition, our OEM net sales to the communications and transportation markets increased $7.1 million and $3.6 million, respectively.

    Our total backlog on December 31, 1998 was $25.8 million, which is comprised of Power-One's backlog of $13.4 million and Melcher's backlog of $12.4 million. Power-One's backlog stood at $32.2 million on December 31, 1997.

    Beginning in the three month period ended June 30, 1998, demand for products slowed significantly within the electronics industry. This was the result of a softening trend in capital equipment markets, which in turn has been negatively influenced by weak demand due to the business recessions in various Asian economies, as well as an overall slowing in global economic activities. Demand for our products was further weakened by domestic inventory reduction initiatives at OEMs and distributors, including some of our customers. The contribution of Melcher, which sells primarily into the European market, more than offset the decline in our North American business. We expect that the Melcher acquisition will continue to have a positive impact on our overall business growth, particularly in data communications and telecommunications.

    To counter the impact of the soft business climate in 1998, management pursued action steps to position us for increased growth in 1999. Some of these initiatives included actively pursuing new business synergies with Melcher in the areas of sales and cost reductions; aggressively pursuing acquisitions which culminated in the acquisition of IPD on January 29, 1999; and providing for additional investment in research and development. Additionally, we made significant progress to further upgrade our core business systems with the implementation of a new Oracle ERP system. Although this fully integrated Oracle ERP system is Year 2000 certified, the key reasons for implementing the new system are to further enhance our technical infrastructure by providing to management the tools available in a new generation of systems and software to speed information retrieval; to position us for business growth; to facilitate business integration of acquired companies; and to provide a clearer audit trail for the source of information.

    GROSS PROFIT. Gross profit increased $1.5 million, or 4.0%, to $39.1 million for 1998 from $37.6 million for 1997, which is primarily due to the inclusion of Melcher's gross profit since the date of the acquisition. As a percent of net sales, gross profit decreased to 38.1% for 1998 from 40.4% for the same period in 1997. The decline in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments related to the Melcher acquisition. Excluding the Melcher related inventory fair market value purchase write-up adjustments, gross profit margin would have been 40.9% in 1998 and 40.4% in 1997.

    SELLING EXPENSE. Selling expense increased $3.6 million, or 43.6%, to $11.8 million for 1998 from $8.2 million for 1997. The increase of $3.6 million is primarily due to the inclusion of Melcher's selling expense of $3.6 million since the date of acquisition. Excluding Melcher, selling expense was unchanged at $8.2 million compared to the prior year. As a percent of net sales, selling expense increased to 11.5% in 1998 from 8.8% for 1997, which is primarily due to our decision to maintain our sales resources intact during the business downturn in the latter portion of 1998, and due to the addition of Melcher which had proportionately higher selling expense on a stand-alone basis.

    GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.5 million, or 22.6%, to $8.3 million for 1998 from $6.8 million for 1997. As a percent of net sales, general and administrative expense increased to 8.1% in 1998 from 7.3% in 1997. The increase of $1.5 million is primarily due to higher public company expenses of $268,000, higher travel costs primarily related to pursuing other acquisitions of $149,000, higher depreciation expense of $244,000, higher general office expenses of $291,000, other expenses aggregating $385,000 and the inclusion of Melcher's general and administrative expenses of $748,000 since the date of acquisition. These increases are partially offset by decreases in salaries of $270,000 and bad debt expense of $315,000.

    ENGINEERING EXPENSE. Engineering expense increased $2.3 million, or 58.9%, to $6.3 million for 1998 from $3.9 million for 1997. As a percent of net sales, engineering expense increased to 6.1% for 1998 from 4.2% for 1997. The increase is primarily due to higher employee costs of $484,000, increased product development expense of $109,000, and the inclusion of Melcher's engineering expenses of $1.7 million since the date of acquisition.

    QUALITY ASSURANCE EXPENSE. Quality assurance expense remained flat at $2.0 million for both 1998 and 1997. As a percent of net sales, quality assurance expense decreased to 1.9% for 1998 from 2.2% from 1997. Excluding Melcher, quality assurance expense decreased $153,000, or 7.5%, to $1.9 million in 1998 compared to $2.0 million in 1997. This decrease is primarily attributable to a decrease in salary expense.

    AMORTIZATION EXPENSE. The amortization of intangibles increased $596,000, or 29.4%, to $2.6 million for 1998 from $2.0 million for 1997. As a percent of net sales, amortization of intangibles increased to 2.6% for 1998 from 2.2% for 1997. The increase is directly attributable to four months of amortization of intangibles initially recorded upon the acquisition of Melcher on August 31, 1998.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased $6.5 million, or 44.6%, to $8.1 million for 1998 from $14.6 million for 1997. As a percent of net sales, income from operations decreased to 7.9% for 1998 from 15.7% for 1997. Excluding the charge to cost of sales of $2.9 million for the Melcher-related inventory fair market value purchase write-up adjustments, income from operations would have been $11.0 million in 1998 compared to $14.6 million in 1997.

    INTEREST INCOME. Interest income increased $1.0 million, or 287.4%, to $1.4 million for 1998 from $0.4 million for 1997. This increase is primarily due to the interest income derived from investment of a portion of the net proceeds from our initial public offering, or IPO, in short-term, interest-bearing investment-grade financial instruments.

    INTEREST EXPENSE. Interest expense decreased $2.4 million, or 74.7%, to $0.8 million for 1998 from $3.2 million for 1997. This decrease is primarily the result of the repayment of all bank borrowings under our existing bank credit facility using the net proceeds from our IPO completed in the fourth quarter of 1997.

    OTHER INCOME (EXPENSE), NET. Other expense increased $609,000, to $627,000 for 1998, from $18,000 for 1997, and is primarily due to foreign currency translation losses of $455,000 related to Melcher since the date of acquisition and other expenses aggregating $154,000.

    INCOME TAXES. The provision for income taxes decreased $1.2 million, to $2.3 million for 1998, from $3.5 million for 1997. Income taxes as a percent of net sales decreased to 2.3% in 1998 from 3.8% in 1997. The decrease is due to a $721,000 reduction in tax provision related to the $7.2 million write-up of assets to fair value as a result of purchase accounting adjustments made for the Melcher acquisition. The remainder is attributable to a $122,000 tax credit related to a pre-tax loss incurred by our U.S. operations in the third quarter of 1998, as well as a decrease in the overall effective tax rate due to a relatively lower portion of operating income generated in the second half of 1998, primarily as a result of lower net sales of high-power products.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance increased $52.8 million, or 489.8% from $10.8 million at December 31, 1998 to $63.6 million at December 31, 1999. This increase in cash is primarily due to $118.3 million in net proceeds from our sale of 4,975,000 shares of common stock in September and October 1999. Prior to the sale of our stock, our primary source of cash, other than cash from operations, consisted of borrowings from credit facilities of $55.8 million. The primary uses of cash in 1999 consisted of $67.0 million for repayment of credit facility borrowings, $28.3 million for the purchase of IPD and $1.2 million of related transaction costs, and $27.1 million for the acquisition of property and equipment.

    Cash provided by operating activities in 1999 was $0.5 million and was primarily attributable to cash earnings from operations of $27.9 million (net income plus depreciation, amortization, in-process research and development charge and loss on disposal of fixed assets) offset by $27.4 million used for working capital. The $27.4 million use of working capital was primarily due to an increase in accounts receivable and inventories of $18.9 million and $18.5 million, respectively, offset by an increase in accounts payable and accrued expense of $3.8 million and $6.3 million, respectively.

    The $27.1 million to acquire property and equipment included approximately $5.6 million for hardware, software and implementation support related to our Oracle ERP system conversion, $4.3 million to purchase IPD's manufacturing facility, $5.9 million to acquire surface-mount technology equipment, and the balance for additional property, plant and capital equipment expenditures consistent to support our growth plans.

    In 1999 we restructured our credit agreement to provide for more flexibility and to increase our credit limits. We now have a $65 million revolving line of credit, which bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR plus 1.25% to 2.50%, or the bank's base rate plus 0% to 1.25%. The credit agreement
(a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits us, without prior approval, from paying dividends, liquidating, merging, consolidating or selling our assets or business; and
(c) requires us to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At December 31, 1999, amounts outstanding under our line of credit were $2.5 million all of which was borrowed by Melcher. Borrowings are collateralized by substantially all of our assets.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $13.2 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At December 31, 1999, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $5.5 million and $3.1 million, respectively.

    At December 31, 1999, short-term (including current portion of long-term debt) and long-term amounts outstanding under all credit facilities with banks were $8.0 million and $3.1 million, respectively.

    We currently anticipate that our total capital expenditures for 2000 will be approximately $23.1 million, of which approximately $1.9 million represents costs related to the implementation of our Oracle ERP system at P-E, as well as continued enhancements and upgrades at our Camarillo and Mexico locations, approximately $7.3 million represents investments in surface-mount technology automation and approximately $9.6 million represents investments in manufacturing improvements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and general economic conditions.

    In addition, we are paying $13 million to IPD's former shareholders in the first half of 2000, since IPD attained certain defined operational performance objections in the 13 month period ending March 31, 2000.

    Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital, capital expenditures and debt payment requirements for the next twelve months. However, if we make a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

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

    DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and Swiss franc denominated long-term debt obligations at December 31, 1999 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against the Swiss franc would not have a significant effect on our future earnings.

                                                                EXPECTED MATURITY DATE
                                            ---------------------------------------------------------------
                                                                                                    THERE-                 FAIR
                                              2000       2001       2002       2003       2004      AFTER      TOTAL      VALUE
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                                (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
Credit facilities:
  Variable Rate ($US).....................      --                                                                --         --
    Average Interest Rate.................
  Fixed Rate (CHF 6,500)..................   4,079                                                             4,079      4,079
    Average Interest Rate.................    3.5%                                                              3.5%
Long-term Debt:
  Fixed Rate (CHF 11,250).................   3,922      2,200        938          --         --        --      7,060      7,060
    Average Interest Rate.................    3.9%       4.0%       5.0%                                        4.1%

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 1999, we had not entered into any significant foreign exchange contracts.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

    The information relating to executive officers required by this item is included in Part I under the caption "Executive Officers."

    The information required by Item 405 will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information called for by this item will be contained under the caption "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this item will be contained under the caption "Certain Relationships and Related Transactions" in our Proxy Statement and is incorporated herein by reference.

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(A)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this Report:

POWER-ONE, INC.                                                 PAGE
---------------                                               --------
Independent Auditors' Report................................     F-2
Consolidated Balance Sheets.................................     F-3
Consolidated Statements of Operations.......................     F-4
Consolidated Statements of Comprehensive Income (Loss)......     F-5
Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity......................................     F-6
Consolidated Statements of Cash Flows.......................     F-7
Notes to Consolidated Financial Statements..................     F-9
Quarterly Financial Data for the 1998 and 1999 Quarters
  (unaudited)...............................................    F-25

(A)(2) SCHEDULES

    The following financial statement schedule is filed as a part of this Report.

POWER-ONE, INC.                                                 PAGE
---------------                                               --------
Schedule II: Valuation and Qualifying Accounts..............    S-1

(B) REPORTS ON FORM 8-K

    We filed four Current Reports on Form 8-K during the year ended December 31, 1999.

    A Current Report on Form 8-K dated February 9, 1999, was filed to report under Item 2 the January 29, 1999 closing of our acquisition of all of the issued and outstanding capital stock of IPD for $32 million, including certain capitalized lease obligations and other indebtedness.

    A Current Report on Form 8-K/A dated April 14, 1999, was filed to provide under Item 7 financial statements and the pro forma financial information for the IPD acquisition.

    A Current Report on Form 8-K/A dated August 17, 1999, was filed to provide under Item 7 certain updates related to Melcher and non-recurring items to the pro forma financial information for the IPD acquisition.

    A Current Report on Form 8-K/A dated August 19, 1999, was filed to provide under Item 7 certain updates related to cost of goods sold and operating expenses to the pro forma financial information for the IPD acquisition.

(C) EXHIBITS

    The exhibits listed below are filed as part of, or incorporated by reference, into this Report.

           DESCRIPTION
           -----------
  2.1(a)   Stock and Loan Purchase Agreement effective August 31, 1998 between SBC Equity Partners Ltd., Defi Holding SA,
           Elektrowatt AG, Dr. Hans Grueter, Dr. Martin Schnider,
           Johann Milavec and Power-One, Inc. regarding the sale and
           purchase of shares in and certain convertible loans to
           Melcher Holding AG

  2.2(b) Agreement and Plan of Merger dated as of January 7, 1999, by and among Power-One, Inc., Power-One Acquisition
           Corporation, and International Power Devices, Inc.

  3.1(c)   Restated Certificate of Incorporation of the Company

  3.2(c)   Amended and Restated Bylaws of the Company

  4.1(c)   Specimen Common Stock Certificate

 10.1(c) Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers

 10.2(d)   Amended and Restated 1996 Stock Incentive Plan, dated
           May 4, 1999

 10.3(c)   Management Bonus Plan

 10.4(c)   P-E Tax Exemption Grant dated January 4, 1995

 10.5(e)   Employee Stock Purchase Plan

 10.6(f)   Second Amended and Restated Credit Agreement among the
           Company, NationsBank of Texas, N.A. and certain lenders, dated August 12, 1999

 10.7      First Amendment to Second Amended and Restated Credit
           Agreement

 10.8      Letter of Agreement between the Company and the Chief
           Operating Officer of Power-One, Inc.

   21      List of Subsidiaries

   23      Independent Auditors' Consent

   24      Power of Attorney (Contained on Signature Page)

   27      Financial Data Schedule

------------------------

(a) Previously filed as an exhibit to Form 8-K dated August 31, 1998 and filed on September 15, 1998 (File No. 0-29454)

(b) Previously filed as an exhibit to Form 8-K dated January 29, 1999 and filed on February 9, 1999 (File No. 0-29454)

(c) Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889)

(d) Previously filed as an exhibit to the Registration Statement on form S-8 of Power-One, Inc. (File No. 333-87879)

(e) Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-42079)

(f) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 of Power-One, Inc. (File No. 333-84285)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  POWER-ONE, INC.

Date: April 3, 2000                               By:               /s/ STEVEN J. GOLDMAN
                                                       ----------------------------------------------
                                                                      Steven J. Goldman
                                                          CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                                           OFFICER

    Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

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

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
             /s/ STEVEN J. GOLDMAN                Chairman of the Board and Chief
     --------------------------------------         Executive Officer (Principal       April 3, 2000
              (Steven J. Goldman)                   Executive Officer)

                                                  Sr. Vice President, Finance, Chief
              /s/ EDDIE K. SCHNOPP                  Financial Officer and Secretary
     --------------------------------------         (Principal Financial and           April 3, 2000
               (Eddie K. Schnopp)                   Accounting Officer)

              /s/ JON E. M. JACOBY
     --------------------------------------       Director                             April 3, 2000
               (Jon E. M. Jacoby)

           /s/ DR. HANSPETER BRANDLI
     --------------------------------------       Director                             April 3, 2000
            (Dr. Hanspeter Brandli)

                /s/ JAY WALTERS
     --------------------------------------       Director                             April 3, 2000
                 (Jay Walters)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                POWER-ONE, INC.

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     F-2

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statements of Comprehensive Income (Loss)......     F-5

Consolidated Statements of Redeemable Preferred Stock and
  Stockholders' Equity......................................     F-6

Consolidated Statements of Cash Flows.......................     F-7

Notes to Consolidated Financial Statements..................     F-9

Quarterly Financial Data for the 1998 and 1999 Quarters
  (unaudited)...............................................    F-26

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Power-One, Inc.:

    We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1999 and the related consolidated statements of operations, comprehensive income, redeemable preferred stock and stockholders' equity, and of cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
February 18, 2000, except for Note 16, as to which the date is March 31, 2000

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,781   $ 63,583
  Accounts receivable:
    Trade, less allowance for doubtful accounts:
      $1,402--1998; $1,797--1999............................    17,865     40,569
    Other...................................................     2,184      1,914
  Inventories...............................................    32,396     55,440
  Deferred income tax asset--current........................     1,845      3,094
  Prepaid expenses and other current assets.................     1,366      1,773
                                                              --------   --------
      Total current assets..................................    66,437    166,373
PROPERTY AND EQUIPMENT, net.................................    34,608     54,359
INTANGIBLE ASSETS, net......................................    51,019     59,217
OTHER ASSETS................................................     1,915      3,084
                                                              --------   --------
TOTAL.......................................................  $153,979   $283,033
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank credit facilities....................................  $ 14,680   $  4,079
  Current portion of long-term debt.........................     2,912      3,922
  Current portion of long-term capital leases...............       114        877
  Bank overdraft............................................                5,804
  Accounts payable..........................................     6,273     10,987
  Accrued payroll and related expenses......................     1,297      2,282
  Other accrued expenses....................................     7,582     15,359
  Deferred income tax liability--current....................     1,309      1,216
                                                              --------   --------
      Total current liabilities.............................    34,167     44,526
                                                              --------   --------
LONG-TERM DEBT, less current portion........................     7,645      3,138
LONG-TERM CAPITAL LEASES, less current portion..............       206        817
DEFERRED INCOME TAX LIABILITY, non-current..................     3,585      2,757
OTHER LIABILITIES...........................................       114        112
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, par value $0.001; 60,000,000 shares
    authorized; 17,093,227 shares issued and outstanding at
    December 31, 1998 and 22,137,176 issued and outstanding
    at December 31, 1999....................................        17         22
  Additional paid-in capital................................    92,368    211,390
  Accumulated other comprehensive income (loss).............     2,177     (3,476)
  Retained earnings.........................................    13,700     23,747
                                                              --------   --------
      Total stockholders' equity............................   108,262    231,683
                                                              --------   --------
TOTAL.......................................................  $153,979   $283,033
                                                              ========   ========

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
NET SALES...................................................  $93,068    $102,519   $205,402

COST OF GOODS SOLD..........................................   55,481      63,446    120,196
                                                              -------    --------   --------

GROSS PROFIT................................................   37,587      39,073     85,206
                                                              -------    --------   --------

EXPENSES:
  Selling...................................................    8,199      11,771     21,946
  General and administrative................................    6,778       8,311     17,012
  Engineering...............................................    3,937       6,257     14,473
  Quality assurance.........................................    2,027       2,007      3,781
  Amortization of intangible assets.........................    2,029       2,625      6,212
  In process research and development.......................                           3,300
                                                              -------    --------   --------
    Total expenses..........................................   22,970      30,971     66,724
                                                              -------    --------   --------

INCOME FROM OPERATIONS......................................   14,617       8,102     18,482
                                                              -------    --------   --------

OTHER INCOME (EXPENSE):
  Interest income...........................................      358       1,387        798
  Interest expense..........................................   (3,181)       (806)    (3,086)
  Other income (expense)....................................      (18)       (627)       307
                                                              -------    --------   --------
    Total other expense.....................................   (2,841)        (46)    (1,981)
                                                              -------    --------   --------

INCOME BEFORE INCOME TAXES..................................   11,776       8,056     16,501

INCOME TAXES................................................    3,542       2,326      6,454
                                                              -------    --------   --------

NET INCOME..................................................    8,234       5,730     10,047

PREFERRED STOCK ACCRETION AND DIVIDENDS.....................    1,514          --         --
                                                              -------    --------   --------

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $ 6,720    $  5,730   $ 10,047
                                                              =======    ========   ========

BASIC EARNINGS PER COMMON SHARE.............................  $  0.58    $   0.34   $   0.55
                                                              =======    ========   ========

DILUTED EARNINGS PER COMMON SHARE...........................  $  0.56    $   0.33   $   0.53
                                                              =======    ========   ========

BASIC SHARES OUTSTANDING....................................   11,659      17,073     18,387
                                                              =======    ========   ========

DILUTED SHARES OUTSTANDING..................................   11,934      17,325     19,013
                                                              =======    ========   ========

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
NET INCOME..................................................   $8,234     $5,730    $10,047

OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment...................       --      2,177     (5,653)
                                                               ------     ------    -------

COMPREHENSIVE INCOME........................................   $8,234     $7,907    $ 4,394
                                                               ======     ======    =======

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                      REDEEMABLE                                                  NOTES        ACCUMULATED
                                   PREFERRED STOCK            COMMON STOCK        ADDITIONAL    RECEIVABLE        OTHER
                                ----------------------   ----------------------    PAID-IN         FROM       COMPREHENSIVE
                                  SHARES       AMOUNT      SHARES       AMOUNT     CAPITAL     STOCKHOLDERS   INCOME/(LOSS)
                                -----------   --------   -----------   --------   ----------   ------------   -------------
BALANCE, DECEMBER 31, 1996....   15,153,698   $16,287     10,000,000     $10       $     90       $ (225)        $    --
Interest on notes receivable
  from stockholders...........                                                                       (15)
Accrual of preferred stock
  dividend....................                  1,258
Accretion of preferred stock
  to redemption value.........                    256
Stock option compensation
  expense.....................                                                           16
Conversion of other
  liabilities to common
  stock.......................                                55,408                    776
Conversion of preferred stock
  to common stock.............  (14,950,848)  (17,559)     1,254,177       1         17,558
Repurchase of preferred
  stock.......................     (202,850)     (242)
Payment on notes receivable
  from stockholders...........                                                                       240
Stock issuance to public......                             5,750,000       6         80,494
Stock issuance costs..........                                                       (6,707)
Net income....................
                                -----------   -------    -----------     ---       --------       ------         -------

BALANCE, DECEMBER 31, 1997....      --          --        17,059,585      17         92,227       --                  --
Stock option compensation
  expense.....................                                                           27
Issuance of common stock under
  stock option and purchase
  plans.......................                                33,642                     27
Income tax benefit for
  employee stock option
  transactions................                                                           87
Cumulative translation
  adjustment..................                                                                                     2,177
Net income....................
                                -----------   -------    -----------     ---       --------       ------         -------

BALANCE, DECEMBER 31, 1998....      --          --        17,093,227      17         92,368       --               2,177
Stock option compensation
  expense.....................                                                           27
Issuance of common stock under
  stock option and purchase
  plans.......................                                68,949                    464
Income tax benefit for
  employee stock option
  transactions................                                                          207
Stock issuance to public......                             4,975,000       5        124,370
Stock issuance costs..........                                                       (6,046)
Cumulative translation
  adjustment..................                                                                                    (5,653)
Net income....................
                                -----------   -------    -----------     ---       --------       ------         -------

BALANCE, DECEMBER 31, 1999....      --        $ --        22,137,176     $22       $211,390       $--            $(3,476)
                                ===========   =======    ===========     ===       ========       ======         =======


                                RETAINED
                                EARNINGS    TOTAL
                                --------   --------
BALANCE, DECEMBER 31, 1996....  $ 1,250    $  1,125
Interest on notes receivable
  from stockholders...........                  (15)
Accrual of preferred stock
  dividend....................   (1,258)     (1,258)
Accretion of preferred stock
  to redemption value.........     (256)       (256)
Stock option compensation
  expense.....................                   16
Conversion of other
  liabilities to common
  stock.......................                  776
Conversion of preferred stock
  to common stock.............               17,559
Repurchase of preferred
  stock.......................
Payment on notes receivable
  from stockholders...........                  240
Stock issuance to public......               80,500
Stock issuance costs..........               (6,707)
Net income....................    8,234       8,234
                                -------    --------
BALANCE, DECEMBER 31, 1997....    7,970     100,214
Stock option compensation
  expense.....................                   27
Issuance of common stock under
  stock option and purchase
  plans.......................                   27
Income tax benefit for
  employee stock option
  transactions................                   87
Cumulative translation
  adjustment..................                2,177
Net income....................    5,730       5,730
                                -------    --------
BALANCE, DECEMBER 31, 1998....   13,700     108,262
Stock option compensation
  expense.....................                   27
Issuance of common stock under
  stock option and purchase
  plans.......................                  464
Income tax benefit for
  employee stock option
  transactions................                  207
Stock issuance to public......              124,375
Stock issuance costs..........               (6,046)
Cumulative translation
  adjustment..................               (5,653)
Net income....................   10,047      10,047
                                -------    --------
BALANCE, DECEMBER 31, 1999....  $23,747    $231,683
                                =======    ========

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 8,234    $  5,730   $ 10,047
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    4,216       6,337     14,314
    Purchased in process research and development...........                           3,300
    Net loss on disposal of property and equipment..........                             283
    Deferred income taxes...................................    2,289      (2,132)      (464)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................   (2,808)      4,161    (18,933)
    Inventories.............................................   (3,529)      7,263    (18,459)
    Refundable income taxes.................................   (2,382)      2,411        426
    Prepaid expenses and other current assets...............      (87)        214       (307)
    Accounts payable........................................    1,573        (230)     3,813
    Accrued expenses........................................      516      (1,916)     6,310
    Other liabilities.......................................      459          (2)       173
                                                              -------    --------   --------

      Net cash provided by operating activities.............    8,481      21,836        503
                                                              -------    --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................   (5,185)    (11,569)   (27,131)
  Proceeds from sale of property and equipment..............                             112
  Payments for purchased technology.........................                 (326)
  Other assets..............................................     (147)       (360)    (1,241)
  Investment in Melcher, net of cash acquired...............              (40,699)
  Investment in IPD, net of cash acquired...................                         (28,739)
                                                              -------    --------   --------

    Net cash used in investing activities...................   (5,332)    (52,954)   (56,999)
                                                              -------    --------   --------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on bank credit facilities........  $          $10,000    $ 55,806
  Repayments of borrowings on bank credit facilities........                         (67,011)
  Repayments of note payable to bank........................   (10,400)
  Bank overdraft............................................      (656)                5,804
  Proceeds from borrowings on long-term debt................               2,051         499
  Repayments of long-term debt..............................   (29,929)   (2,901)     (3,492)
  Principal payments under capital lease obligations........                            (912)
  Sale and issuance of common stock--net....................    73,793       141     119,026
  Proceeds from notes receivable from stockholders..........       225
  Repurchase of preferred stock.............................      (242)
  Payment of other liabilities..............................    (5,606)
                                                              --------   -------    --------
    Net cash provided by financing activities...............    27,185     9,291     109,720
                                                              --------   -------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................                 590        (422)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    30,334   (21,237)     52,802
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     1,684    32,018      10,781
                                                              --------   -------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 32,018   $10,781    $ 63,583
                                                              ========   =======    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $  3,181   $   592    $  2,841
    Income taxes............................................  $  4,340   $ 2,968    $  3,508
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  On October 6, 1997, the Company converted 14,950,848
    shares of redeemable preferred stock to 1,254,177 shares
    of common stock at the initial public offering price of
    $14 per share, a value of $17,559.
  On October 6, 1997, the Company issued 55,408 shares of
    common stock to extinguish $776 in other liabilities.
  On August 31, 1998, the Company purchased all of the
    capital stock of Melcher for $43.4 million (see Note 3).
  In conjunction with the acquisition, liabilities were
    assumed as follows:
    Fair value of tangible assets acquired..................  $ 45,159
    Fair value of goodwill and other identifiable intangible
      assets................................................    25,210
    Cash paid for capital stock.............................   (43,421)
                                                              --------
    Liabilities assumed.....................................  $ 26,948
                                                              ========
  On January 29, 1999, the Company purchased all of the
    capital stock of International Power Devices, Inc.
    ("IPD") for $29.5 million (See Note 3).
  In conjunction with the acquisition, liabilities were
    assumed as follows:
    Fair value of tangible assets acquired..................  $ 21,248
    Fair value of goodwill and other identifiable intangible
      assets................................................    17,454
    Cash paid for capital stock.............................   (29,500)
                                                              --------
    Liabilities assumed.....................................  $  9,202
                                                              ========
  A capital lease obligation of $230 was incurred in the
    first quarter of 1999 when the Company entered into a
    lease for new equipment.

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

1. GENERAL INFORMATION

    The accompanying consolidated financial statements of Power-One, Inc. (the "Company") reflect the consolidated results of its operations for the years ended December 31, 1997, 1998 and 1999 and include the accounts of Power-One, Inc. ("Power-One"), located in Camarillo, California, and its wholly owned subsidiaries, Power-Electronics, Inc. ("P-E") in Puerto Rico and its Division located in the Dominican Republic, Poder Uno de Mexico, S.A. de C.V. ("Poder Uno"), a company located in Mexico under the MAQUILADORA program, Melcher Holding AG ("Melcher"), a company located in Uster, Switzerland, and International Power Devices, Inc., or ("IPD"), a company located in Boston, Massachusetts.

    Substantially all of the Company's products are manufactured in the Dominican Republic, Mexico, Switzerland, Slovakia and Massachusetts. These operations represent captive manufacturing facilities of the Company. The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ended December 31, 1997 and 1998 represent 52-week years. The year ended December 31, 1999 represents a 53-week year. For simplicity of presentation, the Company has described year-ends presented as of December 31.

    ORGANIZATION--Power-One, Inc., formerly Power-One, LLC, converted from a limited liability company to a C-corporation on January 29, 1996. To effect the conversion, the Company formed a new corporation and transferred all of the assets and liabilities into the newly formed entity. The new corporation, Power-One, Inc., simultaneously issued 10,000,000 shares of common stock, with a par value of $0.001 per share, and 15,153,698 shares of Series A redeemable preferred stock in exchange for each existing member's respective percentage ownership interest in Power-One LLC. The exchange has been recorded at the Company's historical carrying values on the date of conversion (see Note 10).

    OPERATIONS--The Company operates primarily in one industry segment which includes the design, development and manufacture of AC/DC and DC/DC power supplies for the electronics equipment industry. The Company sells its products and grants credit to customers in this industry, primarily in the United States and Europe. Net sales to the Company's largest customers amounted to 15%, 12% and 11% each to three customers in 1997, 13% to a single customer in 1998 and 16% to a single customer in 1999. At December 31, 1998 and 1999, no single customer represented greater than 10% of the consolidated trade accounts receivable balance.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. The majority of P-E's and all of Poder Uno's sales are to Power-One. There were intercompany sales between Melcher, IPD and Power-One in 1999. There were no significant intercompany sales between Melcher and Power-One in 1998. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to twenty years, using principally the double declining balance and straight-line methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

    INTANGIBLE ASSETS--Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998 and of IPD in 1999 (see Note 3) which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from five to 25 years, using the straight-line method.

    Intangible assets at December 31, 1998 also included purchased technology related to a technology and license agreement (the "Agreement") with a company entered on April 2, 1996. The Agreement called for total cash payments of $1,500,000 over approximately two years in return for exclusive rights to specified technical information. The obligation and asset were recorded at present value using an implicit interest rate of 8.5%. The asset was being amortized over the 10 year term of the Agreement using the straight-line method. Since the technology acquired as a result of the Agreement is substantially similar to the product lines acquired as a result of the IPD acquisition, the Company recorded a charge of approximately $1.0 million, in 1999, for the unamortized balance of the intangible asset value related to the Agreement. Accumulated amortization for the license agreement was $384,000 at December 31, 1998.

    Intangible assets consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Goodwill and trade name...................................  $39,121    $40,093
Distribution network......................................    5,207      5,207
Sales force...............................................      790        681
Product technology........................................   11,632     19,500
Assembled workforce.......................................       --        800
Customer relationships....................................       --      4,700
License agreement.........................................    1,396         --
                                                            -------    -------
                                                             58,146     70,981
Less accumulated amortization.............................    7,127     11,764
                                                            -------    -------
                                                            $51,019    $59,217
                                                            =======    =======

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES--Until January 29, 1996, Power-One, LLC was a limited liability company, and accordingly, the taxable income or loss until that date was allocated to members in accordance with their respective percentage ownership.

    Income taxes for Power-One, Inc. are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates.

    Under the provisions of the Puerto Rico Industrial Incentives Act of 1987, the Company has been granted a 90% partial tax exemption from the payment of Puerto Rico taxes on income derived from marketing the products manufactured by the Company in Puerto Rico. In addition, the grant also provides for a 90% exemption on property taxes and a 60% exemption on municipal license taxes. The Company has received similar tax exemptions in Puerto Rico in connection with the distribution of its products. All of these exemptions are valid through 2010. Additionally, P-E operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from P-E and Melcher of approximately $18,124,000 and $3,064,000, respectively, at December 31, 1999, as there is no intention to remit the earnings.

    The Company's operations in Mexico are subject to various income and corporate taxes on earnings generated in Mexico under the MAQUILADORA program. These taxes have not been material to date.

    EARNINGS PER SHARE--The following is a reconciliation of the earnings per share data (in thousands, except per share data):

                                           YEAR ENDED                       YEAR ENDED                       YEAR ENDED
                                       DECEMBER 31, 1997                DECEMBER 31, 1998                DECEMBER 31, 1999
                                 ------------------------------   ------------------------------   ------------------------------
                                            AVERAGE      PER                 AVERAGE      PER                 AVERAGE      PER
                                  INCOME     SHARES     SHARE      INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Income attributable to common
  stockholders.................   $6,720                           $5,730                          $10,047
Basic EPS:
  Shares outstanding...........              11,659                           17,073                           18,387
                                  ------     ------                ------     ------               -------     ------
  Basic EPS....................    6,720     11,659      $.58       5,730     17,073      $.34      10,047     18,387      $.55
                                                         ====                             ====                             ====
Dilutive securities--Stock
  options......................                 275                              252                              626
                                  ------     ------                ------     ------               -------     ------
Diluted EPS....................   $6,720     11,934      $.56      $5,730     17,325      $.33     $10,047     19,013      $.53
                                  ======     ======      ====      ======     ======      ====     =======     ======      ====

    REVENUE RECOGNITION--Revenue is recognized upon shipment of product. Sales are recorded net of sales returns and discounts.

    WARRANTY ACCRUAL--The Company provides for estimated warranty costs based on historical warranty repair experience and current sales volume.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ENGINEERING--Engineering costs include sustaining product engineering, custom product development and research and development costs which are expensed in the period incurred. Research and development expenses were $2,193,000, $2,436,000 and $9,250,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

    DERIVATIVE INSTRUMENTS--The Company enters into derivative instrument contracts to manage exposure to fluctuations in interest rates. The interest rate differential and any gains and losses resulting from interest rate swap or swaption contracts, all of which are used to hedge underlying debt obligations, are reflected as an adjustment to interest expense over the life of the contracts. At December 31, 1998 and 1999, no derivative instruments were held by the Company.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its operations and financial position.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of notes payable to bank, long-term debt and other liabilities approximate fair value, as interest is tied to or approximates market rates.

    CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and trade receivables. The Company sells products and extends credit to customers, primarily in the United States and Europe, periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses.

    CONVERSION OF FOREIGN CURRENCIES--The reporting currency for the consolidated financial statements of the Company is the U. S. dollar. The assets and liabilities of companies whose functional currency is other than the U. S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of shareholders' equity. The Company has not tax effected the cumulative translation adjustment as there is no intention to remit the earnings.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

    In August 1998, the Company increased its international presence and portfolio of products by acquiring Melcher for $53 million, including debt assumed. Total cash consideration paid was $41.8 million plus $1.6 million of transaction related costs. Located in Uster Switzerland, Melcher primarily designs and manufactures high-reliability DC/DC and AC/DC power supplies which it sells to leading OEMs throughout Europe and North America, including Ericsson, Daimler-Chrysler and Siemens. High-reliability power supplies are designed for rugged use in heavy-duty equipment in industries such as transportation and telecommunications. Melcher has manufacturing operations in three European locations and sales and application engineering offices in six European countries. By acquiring Melcher, the Company added approximately 750 products to its portfolio and gained better access to the $4 billion European power supply market. The purchase price was negotiated at arms length with the sellers, none of whom had any prior relationship with the Company. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling $10.0 million under its existing credit facility.

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

    On January 29, 1999, the Company completed its purchase of IPD for $31.8 million, including capitalized lease obligations and other indebtedness of IPD. The total cash consideration paid was $28.3 million plus approximately
$1.2 million of transaction related costs. In addition, the Company plans to pay $13 million to IPD's former shareholders in the first half of 2000, since IPD attained certain defined operational performance objections in the 13 month period ending March 31, 2000.. The purchase price was negotiated at arms length with IPD, with which the Company had no prior relationship. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling approximately $28 million under the Company's existing credit facility. In a separate transaction, the Company acquired IPD's manufacturing facility from a separate partnership for its appraised value. The purchase of the manufacturing facility was completed in the second quarter of 1999 for approximately $4.3 million and was funded by additional borrowings from credit facilities.

    IPD, a Boston-based company supplies high-density DC/DC power supplies, which it sells primarily in North America. High density DC/DC power technology is preferred in applications using high speed / low voltage logic, including the fast growing voice and data communications industries. IPD sells over 90 models of high-density DC/DC products to leading OEMs, including Cisco, Nortel and Newbridge Networks. As part of the acquisition, the Company also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device
Co., Ltd., a joint venture based in Shenzhen, China.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

3. ACQUISITIONS (CONTINUED)
    The acquisition was accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, were allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill and other identifiable intangible assets and is being amortized over periods ranging from five to 15 years. The fair market value of IPD's assets and liabilities have been included in the Company's balance sheet as of December 31, 1999. In connection with the IPD acquisition, the Company recorded a one time charge of $3.3 million for purchased in-process technology that had not yet reached technological feasibility. The consolidated statements of operations, comprehensive income and of cash flows for the year ended
December 31, 1999 included 11 months of IPD's operations.

    In connection with the IPD acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    The product lines acquired as a result of the IPD acquisition were substantially similar to purchased technology related to the Agreement for which an intangible asset was being amortized over the term of the licensing agreement (see Note 1). Consequently, the Company recorded a charge of approximately
$1.0 million for the unamortized balance of the intangible asset value related to the Agreement in 1999.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Melcher and IPD had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, depreciation expense, assumed interest expense, assumed decrease in interest earned and related tax effect. The pro forma amounts exclude non-recurring items totaling $4.4 million in 1999 and $2.3 million in 1998.

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998          1999
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS,
                                                            EXCEPT PER SHARE
                                                                AMOUNTS)
Net sales..............................................  $161,567      $207,631
Net income attributable to common stockholders.........  $  5,797      $ 12,227
Basic earnings per common share........................  $   0.34      $   0.66
Diluted earnings per common share......................  $   0.33      $   0.64

    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the pro forma financial results contain estimates since Melcher did not maintain information on a period comparable with the Company's fiscal year-end.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

4. INVENTORIES

    Inventories consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Raw materials.............................................  $16,036    $37,258
Subassemblies-in-process..................................    5,001      6,708
Finished goods............................................   11,359     11,474
                                                            -------    -------
                                                            $32,396    $55,440
                                                            =======    =======

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Land......................................................  $   633    $ 1,629
Buildings (useful lives of 20 years)......................    5,229     13,265
Factory and office equipment (useful lives of 3 to 10
  years)..................................................   24,174     47,793
Vehicles (useful lives of 3 to 4 years)...................      804        741
Leasehold improvements (useful lives of 5 to 10 years)....    2,716      2,721
Construction in progress..................................    9,097      3,155
                                                            -------    -------
                                                             42,653     69,304
Less accumulated depreciation and amortization............    8,045     14,945
                                                            -------    -------
                                                            $34,608    $54,359
                                                            =======    =======

    Factory and office equipment under capital leases included in property and equipment consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Cost........................................................    $479      $2,009
Less accumulated depreciation and amortization..............      65         721
                                                                ----      ------
                                                                $414      $1,288
                                                                ====      ======

6. CREDIT FACILITY

    On August 12, 1999, the Company entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. which increased its revolving line of credit from $50 million to $65 million. The line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates, as selected by the Company: LIBOR plus 1.25% to 2.50% or the bank's base rate plus 0% to 1.25%. The credit agreement
(a) provides for restrictions on additional

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

6. CREDIT FACILITY (CONTINUED)
borrowings, dividends, leases and capital expenditures; (b) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (c) requires the Company to maintain a specified net worth, minimum working capital and certain ratios of current liabilities and total debt to net worth. At December 31, 1998 and 1999 amounts outstanding under this line of credit were $10.0 million and $2.5 million, respectively (interest rate of 6.63% at December 31, 1998 and 3.69% at December 31, 1999). Borrowings are collateralized by substantially all of the Company's assets.

    In addition, Melcher has various credit facilities with banks in Switzerland and Germany ranging from $0.3 million to $4.8 million which can be drawn upon in the form of term loans. The aggregate credit limit for all credit facilities is $13.2 million. Melcher's credit facility in Switzerland bears interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Certain of Melcher's credit agreements require Melcher to maintain certain financial covenants as well as certain financial reporting obligations to the lenders none of which is materially restrictive to Melcher. At December 31, 1998, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $7.6 million and $7.7 million, respectively, at interest rates ranging from 2.9% to 5.5% and 3.2% to 7.0%, respectively. At December 31, 1999, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $5.5 million and $3.1 million, respectively, at interest rates ranging from 2.9% to 4.4% and 3.6% to 5.0%, respectively.

    At December 31, 1998 and 1999, short-term (including current portion of long term debt) amounts outstanding under all credit agreements with banks were $17.6 million and $8.0 million, respectively. At December 31, 1998 and 1999, long-term amounts outstanding under all credit agreements with banks were $7.7 million and $3.1 million, respectively.

    On February 11, 2000, the Company amended its $65 million credit agreement with the lenders and the administrative lender to waive certain of the requirements of the credit agreement and amend certain provisions of the credit agreement in connection with the Company's acquisition of HC Power (See
Note 16)

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

7. LONG-TERM DEBT

    Long-term debt consists primarily of borrowings in Swiss francs as follows (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Term loan due February 1, 1999, payable to a bank. Interest
  is payable annually in arrears at a rate of 3.5%. The
  loan was extended on February 1, 1999 to expire on
  February 28, 2000 at an interest rate of 2.9%, payable on
  the due date.............................................  $ 1,092     $   --

Term loans maturing between September 30, 1999 and
  September 30, 2000, payable to a bank. Interest is
  payable half yearly in arrears at rates ranging between
  3.2% and 3.7%. The loans are subject to the restrictive
  covenants described in Note 6............................    1,457        941

Term loan due November 14, 1999, payable to a bank.
  Interest is payable half yearly in arrears at a rate of
  7.0%. The loan is collateralized by real property owned
  by the Company (net book value of $3,937) and is subject
  to the restrictive covenants described in Note 6.........    1,456         --

Term loans maturing between June 30, 2000 and June 2, 2002,
  payable to a bank. Interest is payable quarterly in
  arrears at rates ranging between 4.0% and 5.0%. The loan
  is collateralized by real property owned by the Company
  (net book value of $3,937) and is subject to the
  restrictive covenants described in Note 6................    2,912         --

Term loans maturing between November 24, 2000 and
  October 7, 2002, payable to a bank. Interest is payable
  quarterly in arrears at rates ranging between 3.6% and
  5.0%.....................................................    2,912      2,508

Term loan due February 15, 2000, payable to a bank.
  Interest is payable half yearly in arrears at a rate of
  3.5%.....................................................      728        628

Term loans maturing between March 31, 2000 and June 2,
  2002, payable to a bank. Interest is payable quarterly in
  arrears at rates ranging between 3.4% and 5.0%. The loan
  is collateralized by real property owned by the Company
  (net book value of $3,261) and is subject to the
  restrictive covenants described in Note 6................       --      2,983
                                                             -------     ------

                                                              10,557      7,060

Less current portion.......................................    2,912      3,922
                                                             -------     ------

Long-term debt, less current portion.......................  $ 7,645     $3,138
                                                             =======     ======

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

7. LONG-TERM DEBT (CONTINUED)
    The long-term debt matures as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2000........................................................  $3,922
2001........................................................   2,200
2002........................................................     938
                                                              ------
                                                              $7,060
                                                              ======

8. OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                             -------------------
                                                               1998       1999
                                                             --------   --------
Accrued warranty...........................................   $1,765    $ 1,750
Accrued bonuses............................................    1,025      4,077
Income taxes payable.......................................      585      3,250
Other accrued expenses.....................................    4,207      6,282
                                                              ------    -------
                                                              $7,582    $15,359
                                                              ======    =======

9. COMMITMENTS AND CONTINGENCIES

    LEASES--Power-One, Inc. leases its production and office facilities in Camarillo, California under a lease agreement expiring on September 1, 2004. The lease provides for increases each five years under a formula based upon changes in the consumer price index.

    Power-One, Inc. also leases manufacturing facilities in Puerto Rico and the Dominican Republic. The leases in Puerto Rico and the Dominican Republic expire at various dates through 2008 and provide for renewal options of ten years in Puerto Rico and six years in the Dominican Republic.

    Melcher leases office and manufacturing facilities in Switzerland, France, Italy, Germany, the Netherlands, and Ireland. The leases expire at various dates through 2005 and provide for renewal options ranging from three months to six years. In addition, Melcher and IPD lease certain factory and office equipment under capital lease agreements.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum lease payments for operating leases and the present value of minimum lease payments under capital leases as of December 31, 1999 are as follows (in thousands):

                                                             CAPITAL    OPERATING
YEARS ENDING DECEMBER 31,                                     LEASES     LEASES
-------------------------                                    --------   ---------
2000.......................................................   $ 977      $1,887
2001.......................................................     583       1,754
2002.......................................................     255       1,663
2003.......................................................      41       1,657
2004.......................................................               1,211
Thereafter.................................................                 722
                                                              -----      ------
Total minimum lease payments...............................   1,856      $8,894
                                                                         ======
Less amount representing interest..........................     162
                                                              -----
Present value of minimum lease payments....................   1,694
Less current obligation under capital leases...............     877
                                                              -----
Obligations under capital leases, excluding current
  installments.............................................   $ 817
                                                              =====

    Total rent expense was approximately $1,407,000, $1,821,000 and $2,554,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

    LEGAL PROCEEDINGS--The Company is involved in routine litigation arising in the ordinary course of its business. In the opinion of the Company's management, none of the pending litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

10. REDEEMABLE PREFERRED STOCK

    Upon conversion from a limited liability company to a C-corporation on January 29, 1996, the Company issued 10,000,000 shares of Common Stock with a par value of $0.001 and 15,153,698 shares of Series A redeemable preferred stock with a stated value of $1.00 in a proportionate exchange for each member's interest in Power One, LLC, with an aggregate historical value of $14,972,000. The historical book value of equity has been allocated $100,000 to Common Stock with the remaining $14,872,000 allocated to preferred stock. The difference between the stated par value and the assigned historical value of the preferred stock was being accreted into the preferred stock value over ten years. In 1997, the remaining unamortized balance was accreted into the preferred stock in conjunction with the conversion and repayment of the preferred stock on October 6, 1997 as discussed below. For financial presentation purposes the accretion has been included with preferred stock dividends in the statement of operations.

    Preferred stockholders were entitled to 10% cumulative dividends, if declared. At December 31, 1996, undeclared dividends totaled $1,389,000, which had been recorded to redeemable preferred stock.

    Preferred shares were redeemable on February 1, 2006, or such earlier date as determined by the Company's board of directors, with the redemption price being computed at the original issuance price of $1.00 per share plus any unpaid dividends, declared or undeclared. On October 6, 1997 in conjunction with

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

10. REDEEMABLE PREFERRED STOCK (CONTINUED) the Company's initial public offering, 14,950,848 shares of preferred stock were converted into 1,254,177 shares of Common Stock at the initial public offering price of $14 per share.

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

    On September 20, 1999, the Company completed a secondary public stock offering of 6,500,000 shares of the Company's Common Stock at an offering price of $25.00. In connection with the offering, the Company granted the underwriters an overallotment option to purchase up to an additional 975,000 shares of the Common Stock at the public offering price of $25.00 per share. On October 14, 1999, the underwriters exercised their overallotment option. The Company sold 4,975,000 of these shares. The remaining 2,500,000 shares were sold by certain stockholders, and the Company did not receive any proceeds from the sale of these shares. The gross proceeds of the 4,975,000 shares were $124,375,000. The Company incurred approximately $6,046,000 in costs in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, the Company's net proceeds were $118,329,000.

    STOCK OPTIONS--In February 1996, the Board of Directors approved a stock option plan for the issuance of 1,000,000 shares of Common Stock. In
January 1999, the Plan was amended to increase the shares issuable under the plan. The Company can issue either qualified or non-qualified stock options under the Plan. At December 31, 1999, 4,427,435 shares of Common Stock were issuable under the Plan. The option price is determined by the Board of Directors based on the fair market value of the Company's Common Stock on the date of grant. The options vest over four and seven year terms. Those options with seven year vesting terms include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. There were no options exercisable as of December 31, 1997. There were 504,350 and 507,383 options exercisable as of December 31, 1998 and December 31, 1999, respectively. In connection with the issuance of stock options in March and June of 1997, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $190,000, which is being amortized over the seven year vesting period of the options. For the years ended December 31, 1998 and 1999, $27,000 in compensation

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

11. COMMON STOCK (CONTINUED)
expense was recognized each year. Subsequent to 1997, all options have been granted at the fair market value.

    Stock option activity of the Company is as follows:

                                                                         WEIGHTED
                                          NUMBER     EXERCISE PRICE      AVERAGE
                                        OF OPTIONS     PER OPTION     EXERCISE PRICE
                                        ----------   --------------   --------------
Options outstanding--December 31,
  1996................................    467,500        $1.00            $ 1.00
Options granted.......................    317,150    $1.50 - $19.00       $12.80
Options canceled......................     (7,750)   $1.50 - $14.00       $ 1.98
                                        ---------    --------------       ------
Options outstanding--December 31,
  1997................................    776,900    $1.00 - $19.00       $ 5.81

Options granted.......................  1,190,515    $6.13 - $14.25       $ 8.76
Options exercised.....................    (27,950)       $1.00            $ 1.00
Options canceled......................   (553,850)   $1.00 - $19.00       $11.92
                                        ---------    --------------       ------
Options outstanding--December 31,
  1998................................  1,385,615    $1.00 - $14.00       $ 5.97

Options granted.......................    474,000    $7.00 - $29.81       $13.71
Options exercised.....................    (54,775)   $1.00 - $14.00       $ 6.93
Options cancelled.....................    (45,635)   $6.13 - $10.38       $ 8.97
                                        ---------    --------------       ------
Options outstanding--December 31,
  1999................................  1,759,205    $1.00 - $29.81       $ 7.95

    The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted earnings per share would have been as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1997       1998       1999
                                                     --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net income
  As reported......................................   $8,234     $5,730    $10,047
  Pro forma........................................    8,141      5,246      8,981

Basic earnings per share
  As reported......................................   $ 0.58     $ 0.34    $  0.55
  Pro forma........................................   $ 0.57     $ 0.31    $  0.49

Diluted earnings per share
  As reported......................................   $ 0.56     $ 0.33    $  0.53
  Pro forma........................................   $ 0.56     $ 0.30    $  0.47

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in 1997, 1998 and 1999: risk-free interest rate of 6.90%, 4.18%, and

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

11. COMMON STOCK (CONTINUED)
5.79%, respectively, expected volatility of 44.6%, 63.8% and 76.9%, respectively, an expected option life of 8.5, 8.5 and 7.5 years, respectively, and no expected dividends for each of the three years. The fair value of stock options granted were $2,599,000, $3,811,000 and $4,977,000 in 1997, 1998 and
1999, respectively.

    The following table summarizes information regarding options outstanding at December 31, 1999:

                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        ------------------------------------------   ----------------------------
      RANGE OF                         REMAINING       WEIGHTED                       WEIGHTED
      EXERCISE            NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
       PRICES           OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   -----------   --------------   -----------   --------------
    $1.00 - $2.00          429,575     6.33 yrs         $ 1.04         429,575         $ 1.04
        $6.13              466,830     8.81 yrs         $ 6.13           3,058         $ 6.13
    $6.94 - $9.94          238,000     8.77 yrs         $ 7.21           9,750         $ 7.00
       $10.38              267,000     9.08 yrs         $10.38              --             --
   $13.25 - $15.38         255,300     8.10 yrs         $14.14          65,000         $14.00
   $18.50 - $29.81         102,500     9.71 yrs         $25.20              --             --
                         ---------      --------        ------         -------         ------
$1.00 - $29.81.......    1,759,205    8.19 yrs          $ 7.95         507,383         $ 2.85
                         =========      ========        ======         =======         ======

    EMPLOYEE STOCK PURCHASE PLAN--The Company has adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 3,000,000 shares are reserved for purchase by employees. Substantially all of the Company's employees may contribute from two to eight percent of their qualified earnings toward the purchase of Company Common Stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the grant date or the closing price at the end of each six month offering period, which generally runs from January 1 through June 30, whichever is lower. At December 31, 1998 and December 31, 1999 there were 5,692 and 19,866 shares issued under this plan.

12. PROFIT SHARING PLAN

    Power-One, Inc. has a 401(k) profit sharing plan covering all employees, subject to certain participation and vesting requirements. The plan provides that Power-One, Inc. will partially match employee contributions up to specified percentages. Total contributions were $79,000, $180,000 and $194,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

13. BUSINESS GEOGRAPHICAL LOCATIONS

    As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has reviewed its business activities and determined that it does not have more than one operating segment as defined by this statement. This determination was based on the management approach which focuses on the way management organizes the Company's business activities for making operating decisions and assessing performance. The Company primarily operates in one industry segment which includes the design, development and manufacture of AC/DC and DC/DC power supplies for the electronics equipment industry.

    The Company has manufacturing and distribution facilities in the United States, Puerto Rico, Dominican Republic, Mexico, Switzerland, Slovakia and Massachusetts. The Company's operations in

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

13. BUSINESS GEOGRAPHICAL LOCATIONS (CONTINUED)
Puerto Rico are considered part of the United States and are included as North America. The following table summarizes the Company's revenues and long lived assets in different geographic locations (in thousands):

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1998       1999
                                                 --------   --------   --------
Revenues:(a)
  North America................................  $91,846    $ 84,475   $152,670
  Europe.......................................    1,033      17,560     44,892
  Other foreign countries......................      189         484      7,840
                                                 -------    --------   --------
    Total......................................  $93,068    $102,519   $205,402
                                                 =======    ========   ========

Long Lived Assets:
  North America................................  $ 6,346    $  8,699   $ 22,930
  Mexico.......................................    3,926       7,974     12,601
  Switzerland..................................               11,752      9,605
  Dominican Republic...........................    3,347       5,245      8,367
  Other foreign countries......................                2,853      3,940
                                                 -------    --------   --------
    Total......................................  $13,619    $ 36,523   $ 57,443
                                                 =======    ========   ========

------------------------

(a) Revenues are attributable to countries based on location of customer

14. INCOME TAXES

    The components of income tax expense for the years ended December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                        1997       1998       1999
                                                      --------   --------   --------
Current:
  Federal...........................................   $  758     $2,810     $3,417
  State.............................................      117        585        929
  Foreign...........................................      378      1,063      3,006
                                                       ------     ------     ------
Total current.......................................    1,253      4,458      7,352
                                                       ------     ------     ------

Deferred:
  Federal...........................................    1,779       (844)      (454)
  State.............................................      510       (202)      (119)
  Foreign...........................................              (1,086)      (325)
                                                       ------     ------     ------
Total deferred......................................    2,289     (2,132)      (898)
                                                       ------     ------     ------
Provision for income taxes..........................   $3,542     $2,326     $6,454
                                                       ======     ======     ======

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

14. INCOME TAXES (CONTINUED)
    The components of deferred tax assets (liabilities) at December 31, 1998 and 1999 are as follows (in thousands):

                                                          1998                             1999
                                             ------------------------------   ------------------------------
                                             FEDERAL     STATE     FOREIGN    FEDERAL     STATE     FOREIGN
                                             --------   --------   --------   --------   --------   --------
Current:
  Uniform capitalization...................  $   236     $  61                $   246     $  62
  Sales discount reserve...................      214        56                    253        63
  Bad debt reserve.........................      309        80     $   (50)       480       124     $  (131)
  Inventory reserve........................      477       124        (436)       955       244        (362)
  Warranty reserve.........................                                       335        89
  State Taxes..............................      201                               10        22
  Inventory Overheads......................                           (736)                            (781)
  Litigation reserves......................                           (583)                            (109)
  NOL......................................                            521                              214
  Other....................................       64        23         (25)       154        57         (47)
                                             -------     -----     -------    -------     -----     -------
    Total current..........................    1,501       344      (1,309)     2,433       661      (1,216)

Noncurrent:
  Intangible assets........................   (1,448)     (382)                (1,399)     (364)
  Fixed Assets.............................                         (1,788)       285        71
  Other....................................       46        12         (25)       148        83      (1,581)
                                             -------     -----     -------    -------     -----     -------
    Total noncurrent.......................   (1,402)     (370)     (1,813)      (966)     (210)     (1,581)

Net deferred tax assets (liabilities)......  $    99     $ (26)    $(3,122)   $ 1,467     $ 451     $(2,797)
                                             =======     =====     =======    =======     =====     =======

    Net deferred tax assets amounting to $1,272,000 were acquired by the Company through the acquisition of IPD.

    A reconciliation of the Company's provision for income taxes for the years ended December 31, 1997, December 31, 1998 and 1999 to the U.S. federal statutory rate is as follows:

                                                             1997                     1998                     1999
                                                      -------------------      -------------------      -------------------
                                                       AMOUNT       %           AMOUNT       %           AMOUNT       %
                                                      --------   --------      --------   --------      --------   --------
Provision for income taxes at statutory rate........   $4,004       34%         $2,739       34%         $5,610       34%
Foreign income taxed at lower rates.................   (1,137)     (10)           (494)      (6)         (1,438)      (9)
State taxes net of federal benefit..................      414        4             253        3             534        3
IPD Nondeductible goodwill..........................       --       --              --       --             559        3
IPD Nondeductible in process research development...       --       --              --       --           1,122        7
Other...............................................      261        2            (172)      (2)             67        1
                                                       ------      ---          ------       --          ------       --
                                                       $3,542       30%         $2,326       29%         $6,454       39%
                                                       ======      ===          ======       ==          ======       ==

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

15. RELATED PARTY TRANSACTIONS

    Stephens Inc, a majority stockholder, provided financial advisory services of approximately $710,000 relating to the acquisition of IPD. Similar services were provided in relation to the HC Power acquisition (see Subsequent Events--Note 16). At December 31, 1999 no amounts were owed to Stephens Inc.

16. SUBSEQUENT EVENTS

    On February 29, 2000, the Company acquired HC Power, Inc. ("HCP") in a stock-for-stock transaction, whereby the former shareholders of HCP received a total of 2,121,207 shares of Power-One's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. Of the total shares issued, 212,117 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The merger is being accounted for as a pooling of interests.

    HCP is based in Irvine, CA and is a supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. HCP's major service providers include Williams Communications, CEA Telecom, Qwest, and Nextel, and its key OEMs include Motorola and Nortel Networks.

    In connection with the HC Power acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    On March 31, 2000, the Company agreed to acquire Norwegian-based Powec AS for $78 million. The consideration to be paid consists of approximately
$70 million in cash and 140,340 shares of the Company's common stock. Additionally, the Company will assume approximately $8 million in debt. Certain additional payments may be made to Powec shareholders based on the attainment of defined operational performance through 2001. The acquisition will be accounted for using the purchase method of accounting.

    Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. Powec's customers include Nokia, Vodafone, Ericsson, Eircon, Telia, Hong Kong Telecom, Telenor, Sonora and TeleDanmark.

    The Company has also agreed to acquire a telecommunications product line from Crane Co. for approximately $14 million in cash. This product line has the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufactures such as Motorola, Ericsson and Nokia US.

                                     ******

                                POWER-ONE, INC.

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                             1998 AND 1999 QUARTERS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     1998 QUARTERS ENDED
                                                          -----------------------------------------
                                                          MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                          --------   --------   --------   --------
Net sales...............................................  $26,673    $24,373    $23,101    $28,372

Gross profit............................................   11,103     10,073      8,141      9,756

Income (loss) from operations...........................    4,088      3,929        328       (243)

Net income (loss) attributable to common stockholders...    3,073      3,048        287       (678)

Diluted earnings (loss) per share.......................  $  0.18    $  0.18    $  0.02    $ (0.04)

                                                                     1999 QUARTERS ENDED
                                                          -----------------------------------------
                                                          MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                          --------   --------   --------   --------
Net sales...............................................  $34,834    $46,568    $61,241    $62,759

Gross profit............................................   13,181     19,888     24,547     27,590

Income (loss) from operations...........................   (3,364)     4,462      8,365      9,019

Net income (loss) attributable to common stockholders...   (3,517)     1,979      4,522      7,063

Diluted earnings (loss) per share.......................  $ (0.21)   $  0.11    $  0.25    $  0.31

                                POWER-ONE, INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

          FOR EACH OF THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                                     CHANGE IN
                                         BALANCE AT   CHARGED TO                                  FOREIGN CURRENCY    BALANCE
                                         BEGINNING     COSTS AND     ACQUIRED                       ON BEGINNING     AT END OF
DESCRIPTION                              OF PERIOD    EXPENSES(1)   BALANCES(2)   DEDUCTIONS(3)       BALANCE          PERIOD
-----------                              ----------   -----------   -----------   -------------   ----------------   ----------
Allowance for doubtful accounts:
  Year Ended December 31, 1997.........  $  638,000    $296,000     $               $(109,000)       $               $  825,000
  Year Ended December 31, 1998.........     825,000     140,000        468,000        (31,000)                        1,402,000
  Year Ended December 31, 1999.........   1,402,000     150,000        501,000       (192,000)         (64,000)       1,797,000

Accrued sales discounts and returns:
  Year Ended December 31, 1997.........     585,000     (50,000)                                                        535,000
  Year Ended December 31, 1998.........     535,000     217,000                                                         752,000
  Year Ended December 31, 1999.........     752,000      (6,000)                                                        746,000

Accrued Warranties:
  Year Ended December 31, 1997.........     400,000     141,000                      (141,000)                          400,000
  Year Ended December 31, 1998.........     400,000     298,000      1,192,000       (125,000)                        1,765,000
  Year Ended December 31, 1999.........   1,765,000     329,000        150,000       (317,000)        (177,000)       1,750,000

------------------------------

(1) For the allowance for doubtful accounts, represents charges to bad debt expense for the year.

   For the accrued sales discounts and returns, represents the provision for estimated discounts and returns.

   For the accrued warranties, represents the provision for estimated warranties.

(2) Beginning balance upon acquisition of Melcher effective August 31, 1998 and of IPD effective January 29, 1999.

(3) For the allowance for doubtful accounts, represents write off of bad debt.

   For the accrued warranties, represents material used to satisfy customer warranty repairs.

                               INDEX TO EXHIBITS

          DESCRIPTION
          -----------
2.1(a)    Stock and Loan Purchase Agreement effective August 31, 1998 between SBC Equity Partners Ltd., Defi Holding SA,
            Elektrowatt AG, Dr. Hans Grueter, Dr. Martin Schnider,
            Johann Milavec and Power-One, Inc. regarding the sale and
            purchase of shares in and certain convertible loans to
            Melcher Holding AG

2.2(b)    Agreement and Plan of Merger dated as of January 7, 1999, by and among Power-One, Inc., Power-One Acquisition
            Corporation, and International Power Devices, Inc.

3.1(c)    Restated Certificate of Incorporation of the Company

3.2(c)    Amended and Restated Bylaws of the Company

4.1(c)    Specimen Common Stock Certificate

10.1(c)   Form of Indemnification Agreement between the Company and
            its directors, executive officers and certain other
            officers

10.2(d)   Amended and Restated 1996 Stock Incentive Plan, dated
            May 4, 1999

10.3(c)   Management Bonus Plan

10.4(c)   P-E Tax Exemption Grant dated January 4, 1995

10.5(e)   Employee Stock Purchase Plan

10.6(f)   Second Amended and Restated Credit Agreement among the
            Company, NationsBank of Texas, N.A. and certain lenders,
            dated August 12, 1999

10.7      First Amendment to Second Amended and Restated Credit
            Agreement

10.8      Letter of Agreement between the Company and the Chief
            Operating Officer of Power-One, Inc.

21        List of Subsidiaries

23        Independent Auditors' Consent

24        Power of Attorney (Contained on Signature Page)

27        Financial Data Schedule

------------------------

(a) Previously filed as an exhibit to Form 8-K dated August 31, 1998 and filed on September 15, 1998 (File No. 0-29454)

(b) Previously filed as an exhibit to Form 8-K dated January 29, 1999 and filed on February 9, 1999 (File No. 0-29454)

(c) Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889)

(d) Previously filed as an exhibit to the Registration Statement on form S-8 of Power-One, Inc. (File No. 333-87879)

(e) Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-42079)

(f) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form S-3 of Power-One, Inc. (File No. 333-84285)