Form 10-Q
period 2000-04-02
POWER ONE INC
filed 2000-05-17
CIK 1042825

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

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-29454

                            ------------------------

                                POWER-ONE, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                 77-0420182
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

740 CALLE PLANO, CAMARILLO, CA                         93012
    (Address of principal                           (zip code)
      executive offices)

                                 (805) 987-8741
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 12, 2000 there were outstanding 24,351,006 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.
                                     INDEX
                            ------------------------

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements:

                        Consolidated Balance Sheets--March 31, 2000 and
                          December 31, 1999.........................................     1

                        Consolidated Statements of Operations--for the Three Months
                          Ended March 31, 2000 and 1999.............................     2

                        Consolidated Statements of Comprehensive Loss--for the Three
                          Months Ended March 31, 2000 and 1999......................     3

                        Consolidated Statements of Cash Flows--for the Three Months
                          Ended March 31, 2000 and 1999.............................     4

                        Notes to Consolidated Financial Statements................ .     6

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     10

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     14

PART II--OTHER INFORMATION

Item 6.                 Exhibits and Reports on Form 8-K.......................... .     15

SIGNATURES........................................................................ .
                                                                                         16

                         PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 47,603      $ 63,769
  Accounts receivable:
    Trade, less allowance for doubtful accounts:
      $1,933--March 31, 2000; $1,918--December 31, 1999.....     54,164        45,805
    Other...................................................      2,054         1,914
  Inventories...............................................     67,935        61,834
  Income taxes receivable...................................        356            --
  Deferred income tax assets,net--current...................      2,365         1,916
  Current portion of notes receivable from stockholders.....         --            30
  Prepaid expenses and other current assets.................      1,889         1,795
                                                               --------      --------
      Total current assets..................................    176,366       177,063
PROPERTY & EQUIPMENT, net of accumulated depreciation and
  amortization: $19,042--March 31, 2000;
  $16,717--December 31, 1999................................     56,062        55,608
INTANGIBLE ASSETS, NET......................................     57,076        59,217
NOTES RECEIVABLE FROM STOCKHOLDERS, less current portion....         --            79
OTHER ASSETS................................................      5,066         3,137
                                                               --------      --------
TOTAL ASSETS................................................   $294,570      $295,104
                                                               ========      ========

                           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank credit facilities....................................   $  4,523      $  7,579
  Current portion of long-term debt.........................      2,714         4,002
  Current portion of long-term capital leases...............        812           897
  Bank overdraft............................................      1,972         5,804
  Accounts payable..........................................     15,621        13,107
  Accrued payroll and related expenses......................      3,062         2,583
  Other accrued expenses....................................     11,801        16,811
                                                               --------      --------
      Total current liabilities.............................     40,505        50,783
LONG-TERM DEBT, less current portion........................      3,015         3,379
LONG-TERM CAPITAL LEASES, less current portion..............        674           842
DEFERRED INCOME TAX LIABILITY, noncurrent...................      2,726         2,757
OTHER LIABILITIES...........................................        109           112
STOCKHOLDERS' EQUITY
  Common stock, par value $0.001, 60,000,000 shares
    authorized; 24,303,789 and 23,987,408 shares issued and
    outstanding at March 31, 2000 and December 31, 1999,
    respectively............................................         24            24
  Additional paid-in capital................................    226,337       212,196
  Accumulated other comprehensive loss......................     (4,953)       (3,476)
  Retained earnings.........................................     26,133        28,487
                                                               --------      --------
      Total stockholders' equity............................    247,541       237,231
                                                               --------      --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY....................   $294,570      $295,104
                                                               ========      ========

                             See accompanying notes

                                 POWER-ONE, INC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
NET SALES...................................................    $77,012      $38,920
COST OF GOODS SOLD..........................................     44,956       24,286
                                                                -------      -------
      GROSS PROFIT..........................................     32,056       14,634

EXPENSES:
  Selling...................................................      6,605        5,276
  General and administrative................................     17,299        2,995
  Engineering...............................................      9,371        3,384
  Quality assurance.........................................      1,239          819
  Amortization of intangible assets.........................      1,322        2,219
  In-process research and development.......................         --        3,300
                                                                -------      -------
      Total expenses........................................     35,836       17,993

LOSS FROM OPERATIONS........................................     (3,780)      (3,359)

OTHER INCOME (EXPENSE):
  Interest income...........................................        748           37
  Interest expense..........................................       (312)        (724)
  Other income, net.........................................        135          352
                                                                -------      -------
      Total other income (expense)..........................        571         (335)

LOSS BEFORE TAXES...........................................     (3,209)      (3,694)

INCOME TAX BENEFIT..........................................     (1,720)        (183)
                                                                -------      -------
NET LOSS....................................................    $(1,489)     $(3,511)
                                                                =======      =======
BASIC LOSS PER COMMON SHARE.................................    $ (0.06)     $ (0.19)
                                                                =======      =======
DILUTED LOSS PER COMMON SHARE...............................    $ (0.06)     $ (0.19)
                                                                =======      =======
BASIC SHARES OUTSTANDING....................................     24,108       18,905
                                                                =======      =======
DILUTED SHARES OUTSTANDING..................................     24,108       18,905
                                                                =======      =======

                             See accompanying notes

                                 POWER-ONE, INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
NET LOSS....................................................    $(1,489)     $(3,511)
OTHER COMPREHENSIVE LOSS
  Foreign currency translation adjustment...................     (1,477)      (3,021)
                                                                -------      -------
COMPREHENSIVE LOSS..........................................    $(2,966)     $(6,532)
                                                                =======      =======

                             See accompanying notes

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (1,489)    $ (3,511)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization......................... .      3,760        3,772
    Stock compensation......................................     13,312           --
    Purchased in-process research and development...........         --        3,300
    Gain on sale of property and equipment..................         --          (95)
    Deferred income taxes................................. .       (437)        (282)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................     (8,949)      (2,547)
    Inventories.............................................     (6,611)      (2,124)
    Prepaid expenses and other current assets...............        (98)        (258)
    Accounts payable........................................      2,576        2,328
    Accrued expenses........................................     (4,692)        (283)
    Other liabilities.......................................          3         (162)
                                                               --------     --------
      Net cash (used in) provided by operating activities...     (2,625)         138
                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................     (3,364)      (2,862)
  Proceeds from sale of property and equipment..............         --          112
  Investment in IPD, net of cash acquired (Note 4)..........         --      (28,739)
  Other assets..............................................     (1,929)        (521)
                                                               --------     --------
      Net cash used in investing activities.................     (5,293)     (32,010)
                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on bank credit facilities........      6,075       32,104
  Repayments of borrowings on bank credit facilities........     (8,962)      (8,584)
  Bank overdraft............................................     (3,811)       2,138
  Proceeds from borrowings on long-term debt................         --          526
  Repayments of long-term debt..............................     (1,395)      (1,599)
  Principal payments under capital lease obligations........       (241)        (174)
  Issuance of common stock-net..............................        830           41
  Proceeds from notes receivable from stockholders..........        109           --
  Distributions to stockholders.............................       (865)          --
                                                               --------     --------
      Net cash (used in) provided by financing activities...     (8,260)      24,452
                                                               --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................         12         (129)
                                                               --------     --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (16,166)      (7,549)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     63,769       10,971
                                                               --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 47,603     $  3,422
                                                               ========     ========

                                POWER-ONE, INC.

                             (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................   $    376     $    416
    Income taxes............................................   $  1,610     $    102

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    On January 29, 1999, Power-One, Inc. ("Power One" or "the Company") purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million (See Note 4). In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of tangible assets acquired......................  $ 21,248
Fair value of goodwill and other identifiable intangible
  assets.................................................. .    17,454
Cash paid for capital stock............................... .   (29,500)
                                                              --------
Liabilities assumed.........................................  $  9,202
                                                              ========

    Capital lease obligations of $230 were incurred in the first quarter of 1999 when the Company entered into leases for new equipment.

                             See accompanying notes

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the supplemental consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 8-K dated February 29, 2000 and filed on April 20, 2000, which were restated under the pooling of interests method of accounting to give retroactive effect to the acquisition of HC Power, Inc. ("HCP") by Power-One (see Note 4).

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14- week period ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended January 2, 2000 as December 31, 1999 and the three-month periods ended April 2, 2000 and March 28, 1999 as March 31, 2000 and 1999, respectively.

    Certain reclassifications have been made to the amounts in the three-month period ended March 31, 1999 to conform to the classifications in the three-month period ended March 31, 2000.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
Raw materials...............................................    $43,415       $40,970
Subassemblies-in-process....................................     12,901         8,360
Finished goods..............................................     11,619        12,504
                                                                -------       -------
                                                                $67,935       $61,834
                                                                =======       =======

NOTE 3--EARNINGS PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted (loss) per share for the three-month periods ended March 31 are calculated as follows (in thousands, except per share data):

                                                       MARCH 31, 2000                   MARCH 31, 1999
                                               ------------------------------   ------------------------------
                                                 NET      AVERAGE      PER        NET      AVERAGE      PER
                                                 LOSS      SHARES     SHARE       LOSS      SHARES     SHARE
                                               --------   --------   --------   --------   --------   --------
Net loss.....................................  $(1,489)                         $(3,511)
Basic loss per share:
  Shares outstanding.........................              24,108                           18,905
                                               -------     ------               -------     ------
  Basic loss per share.......................   (1,489)    24,108     $(.06)     (3,511)    18,905     $(.19)
                                                                      -----                            -----
  Dilutive securities --
    Stock options............................
                                               -------     ------               -------     ------
  Diluted loss per share:....................  $(1,489)    24,108     $(.06)    $(3,511)    18,905     $(.19)
                                               =======     ======     =====     =======     ======     =====

    The dilutive effect of options outstanding at March 31, 2000 and 1999 was not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2000 and 1999

                                POWER-ONE, INC.

because to do so would have had an anti-dilutive effect as the Company had a net loss for both periods. The weighted average amount of such options excluded from the diluted loss per share computation was approximately 945,000 and 400,000, respectively.

NOTE 4--ACQUISITIONS

    On February 29, 2000, the Company acquired HCP in a stock-for-stock transaction, whereby the former shareholders of HCP received a total of 2,121,207 shares of Power-One's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. Of the total shares issued, 212,117 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The merger has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to give retroactive effect to the acquisition of HCP by Power-One. All transactions between the Company and HCP have been eliminated in the consolidated financial statements. Net sales and net income
(loss) for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                               FOR THE THREE MONTHS
                                                                       ENDED
                                                              -----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Net Sales:
  Power-One.................................................    $66,765     $34,834
  HCP.......................................................     10,247       4,086
  Intercompany Eliminations.................................         --          --
                                                                -------     -------
  Combined..................................................    $77,012     $38,920
Net Income (Loss):
  Power-One.................................................    $ 5,464     $(3,517)
  HCP.......................................................     (6,953)          6
  Intercompany Eliminations.................................         --          --
                                                                -------     -------
  Combined..................................................    $(1,489)    $(3,511)

    HCP is based in Irvine, CA and is a supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. HCP's major service providers include Williams Communications, CEA Telecom, Qwest, and Nextel, and its key OEMs include Motorola and Nortel Networks.

    HCP provided for stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HCP common stock to the employees over specified vesting periods, ranging from three to twelve years. All stock bonus agreements contained accelerated vesting provisions upon a change in control of HCP. The unvested shares were granted and became vested at the time of the acquisition of HCP by Power-One. 270,976 shares of Power One's common stock were issued to the employees of HCP in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was determined based on the fair value of the Company's common stock on February 29, 2000.

    In connection with the HCP acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    On January 29, 1999, the Company completed its purchase of IPD for $31.8 million, including capitalized lease obligations and other indebtedness of IPD. The total cash consideration paid was $28.3 million plus approximately
$1.2 million of transaction related costs. In addition, the Company

                                POWER-ONE, INC.

paid $13 million to IPD's former stockholders in the second quarter of 2000, since IPD attained certain defined operations performance objectives in the 13 month period ending March 31, 2000. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling approximately $28 million under the Company's existing credit facility. In a separate transaction, the Company acquired IPD's manufacturing facility from a separate partnership for its appraised value. The purchase of the manufacturing facility was completed in the second quarter of 1999 for approximately
$4.3 million and was funded by additional borrowings from credit facilities.

    IPD, a Boston-based company, supplies high-density DC/DC power supplies, which it sells primarily in North America. High density DC/DC power technology is preferred in applications using high speed / low voltage logic, including the fast growing voice and data communications industries. IPD sells over 90 models of high-density DC/DC products to leading OEMs, including Cisco, Nortel and Newbridge Networks. As part of the acquisition, the Company also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China.

    The acquisition was accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from five to 15 years. The fair value of IPD's assets and liabilities have been included in the Company's balance sheet as of March 31, 2000 and December 31, 1999. In connection with the IPD acquisition, the Company recorded a one time charge of $3.3 million in the first quarter of 1999 for purchased in-process technology that had not yet reached technical feasibility. In connection with the IPD acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    The product lines acquired as a result of the IPD acquisition were substantially similar to purchased technology related to a technology and license agreement (the "Agreement") with another company entered into on April 2, 1996 for which an intangible asset was being amortized over the term of the Agreement. Consequently, the Company recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value in the first quarter of 1999.

NOTE 5--INTANGIBLE ASSETS

    Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher Holding AG ("Melcher") in 1998 and of IPD in 1999 (see Note 4) which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from five to 25 years, using the straight-line method. Intangible assets consist of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                 2000          1999
                                                              ----------   -------------
Goodwill and trade name.....................................    $39,320       $40,093
Distribution network........................................      5,207         5,207
Sales force.................................................        654           681
Product technology..........................................     19,394        19,500
Assembled workforce.........................................        800           800
Customer relationships......................................      4,700         4,700
                                                                -------       -------
                                                                 70,075        70,981
Less accumulated amortization...............................     12,999        11,764
                                                                -------       -------
                                                                $57,076       $59,217
                                                                =======       =======

                                POWER-ONE, INC.

NOTE 6--SUBSEQUENT EVENTS

    Pursuant to an Amended and Restated Stock Purchase Agreement, dated as of May 15, 2000, on May 16, 2000 the Company acuired Norwegian-based Powec AS for approximately $70 million in cash and 127,098 shares of the Company's common stock. Additionally, Powec has approximately $13 million in debt outstanding. Certain additional payments may be made to Powec stockholders based on the attainment of defined operational performance through 2001. The acquisition is being accounted for using the purchase method of accounting.

    Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. Powec's customers include Nokia, Vodafone, Ericsson, Eircom, Telia, Hong Kong Telecom, Telenor, Sonera and TeleDanmark.

    On May 16, 2000, the Company also acquired a telecommunications product line from a subsidiary of Crane Co. for $14 million in cash. This product line includes the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufacturers such as Motorola, Ericsson, and Nokia US.

    The source of funds for the acquisitions was a combination of the Company's available cash and credit facilities

    On May 9, 2000, the Company's Board of Directors declared a three-for-two stock split of the Company's common stock. The stock split will be effected in the form of a 50% stock dividend payable June 2, 2000 to stockholders of record on May 24, 2000. The dividend will increase the number of outstanding shares from approximately 24.3 million to approximately 36.4 million.

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides the Company with a revolving line of credit of $125 million. The line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the
Company: LIBOR plus 1.25% to 2.25%, or the bank's base rate plus 0% to 1.00%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (c) requires the Company to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio. Borrowings under this line of credit are collateralized by the capital stock of each of the Company's domestic subsidiaries and 65% of the capital stock of each of the Company's foreign subsidiaries.

    As a result of the Revolving Loan Agreement with Union Bank of California, N.A., we plan to repay all outstanding amounts under our $65 million revolving line of credit with Bank of America, N.A. and terminate that agreement. At March 31, 2000, amounts outstanding under our line of credit with Bank of America, N.A. were $3.9 million, all of which was borrowed by Melcher. Borrowings under this line of credit are collateralized by substantially all of our assets.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. In January 1999, we broadened our portfolio of DC/DC products by acquiring International Power Devices, Inc., or IPD, for $32 million, including certain capitalized lease obligations and other indebtedness of IPD. In February 2000, we acquired HC Power, Inc., or HCP, in a stock-for-stock transaction, in which the former shareholders of HCP received a total of 2,121,207 shares of our common stock for all shares of common stock of HCP outstanding on the effective date of the merger. HCP is based in Irvine, CA and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. The acquisition of IPD was accounted for using the purchase method of accounting, whereas, the acquisition of HCP was accounted for as a pooling of interests. All prior periods have been restated to give retroactive effect to the acquisition of HCP. As such, all references to operating data for the three months ended March 31, 2000, include three months of IPD and HCP. All references to operating data for the three months ended March 31, 1999 include three months of HCP and two months of IPD.

    NET SALES. Net sales increased $38.1 million, or 97.9%, to $77.0 million for the three months ended March 31, 2000 from $38.9 million for the three months ended March 31, 1999. The increase in net sales resulted primarily from strong growth in unit shipments of our high-density DC/DC products to the communications market, strong growth in our Telecom Systems Division (formerly HC Power), and strong sales of our high power product line into the ATE/semiconductor test equipment and industrial markets. The increase in net sales was attributable to increases across all product lines. The main contributors to the $38.1 million increase in net sales were DC/DC power supplies which contributed $17.3 million, telecom power systems and high-range power supplies, which each contributed $6.2 million, low-range power supplies, which contributed $3.4 million, custom power supplies, which contributed $2.6 million and all other product lines combined, which contributed $2.4 million. Quarter-over-quarter, a significant portion of the sales growth in this year's first quarter is also due to the stronger demand for our high power product line in the ATE/semiconductor test equipment market which was still recovering from the industry slump in 1998 during last year's first quarter.

    Net sales to OEMs in the first quarter of 2000 were $59.6 million, or 77.4% of net sales, up from $30.7 million, or 79.0% of net sales, for the comparable period in 1999. Cisco was the only customer to exceed 10% of net sales in the first quarter of 2000. Net sales through distributors were $17.4 million, or 22.6% of net sales, in the first quarter of 2000, up from $8.2 million, or 21.0% of net sales, in the same period in 1999.

    The acquisitions of IPD and HCP have significantly broadened the Company's customer base by increasing net sales to key OEMs and adding new OEMs in the communications market. Sales by markets for the three months ended March 31, 2000 and 1999 were:

                                                               2000           1999
                                                             --------       --------
Communications.............................................    55.3%          37.6%
Industrial.................................................    16.3%          20.4%
ATE/Semiconductor test equipment...........................    11.4%           3.5%
Transportation.............................................     4.6%           9.3%
Medical....................................................     3.7%           9.3%
Computer, Retail and Other.................................     8.7%          19.9%
                                                              -----          -----
  Total....................................................   100.0%         100.0%

    The Company's combined backlog on March 31, 2000 was $108.3 million, an increase of 61.8% and 138.8% compared to backlog of $66.9 million on December 31, 1999 and $45.3 million on March 31, 1999, respectively. The overall bookings trend remained very strong in the first quarter of this year, driven primarily by strong order flow in our high-density DC-DC business, as well as robust growth from the ATE/semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $17.4 million, or 119.0%, to $32.0 million for the three months ended March 31, 2000 from $14.6 million for the three months ended March 31, 1999. As a percent of net sales, gross profit increased to 41.6% for the first three months of 2000 from 37.6% for the same period in 1999. The increase in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the IPD acquisition which negatively impacted the prior year period. Excluding the non-recurring adjustments related to our IPD acquisition in 1999, gross profit margin would have been 39.5% for the first quarter of 1999. On this basis, the improved 2.1% profit margin in the first quarter of 2000 versus the same period last year is primarily due to the increase in net sales which allowed us to better leverage our fixed manufacturing expenses, as well as the transfer of high-density DC-DC product manufacturing from our Boston facility to our low cost manufacturing facility in Mexico.

    SELLING EXPENSE. Selling expense increased $1.3 million, or 25.2%, to $6.6 million for the three months ended March 31, 2000 from $5.3 million for the comparable period in 1999. As a percent of net sales, selling expense decreased to 8.6% for the first three months of 2000 from 13.6% for the comparable period in 1999. The increase of $1.3 million in the first quarter of 2000 was primarily due to higher employee costs and an increase in sales commissions due to the increase in sales volume.

    GENERAL AND ADMINISTRATIVE EXPENSE. Administrative expense increased $14.3 million, or 477.6%, to $17.3 million for the three months ended March 31, 2000 from $3.0 million for the three months ended March 31, 1999. As a percent of net sales, administrative expense increased to 22.5% for the first three months of 2000 from 7.7% for the comparable period in 1999. The increase of $14.3 million was primarily attributable to an $8.7 million stock compensation charge due to HCP stock bonus agreements that vested on the date of acquisition, $2.4 million in acquisition costs, with the remainder of the increase due to higher employee costs and depreciation on our Oracle ERP system and other capital expenditures.

    ENGINEERING EXPENSE. Engineering expense increased $6.0 million, or 176.9%, to $9.4 million for the three months ended March 31, 2000 from $3.4 million for the three months ended March 31, 1999. As a percent of net sales, engineering expense increased to 12.2% for the first three months of 2000 from 8.7% for the comparable period in 1999. The increase of $6.0 million was primarily due to a $4.6 million stock compensation charge due to HCP stock bonus agreements that vested on the date of acquisition, with the remainder of the increase due to higher employee costs which are directly attributable to our commitment to make strategic engineering investments in support of our future growth.

    QUALITY ASSURANCE EXPENSE.  Quality Assurance expense increased
$0.4 million, or 51.3%, to $1.2 million for the three months ended March 31, 2000 from $0.8 million for the three months ended March 31, 1999. As a percent of net sales, quality assurance expense decreased slightly to 1.6% for the first three months of 2000 from 2.1% for the comparable period in 1999. The increase of $0.4 million was primarily due to higher employee costs.

    AMORTIZATION OF INTANGIBLES.  Amortization of intangibles decreased
$0.9 million, or 40.4%, to $1.3 million for the three months ended March 31, 2000 from $2.2 million for the same period in 1999. The majority of the decrease is attributable to a $1.0 million charge taken in the first quarter of 1999 to write off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. This decrease was partially offset by an additional month of amortization of intangibles recorded in the first quarter of 2000 compared to the same period in 1999 related to the intangibles initially recorded upon the acquisition of IPD on January 29, 1999.

    IN-PROCESS RESEARCH AND DEVELOPMENT. As a result of the IPD acquisition, the Company recorded a one time charge of $3.3 million in the first quarter of 1999 for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

    LOSS FROM OPERATIONS. As a result of the items above, loss from operations increased $0.4 million, or 12.5%, to $3.8 million for the three months ended March 31, 2000 from $3.4 million for the comparable period in 1999. Excluding non-recurring items totaling approximately $15.9 million related to the HCP acquisition consisting of acquisition costs of $2.4 million, stock compensation charges of $13.3 million and payroll related taxes of $0.2 million, income from operations would have been $12.1 million, or 15.8% of net sales in the first quarter of 2000. Excluding non-recurring items totaling approximately $5.1 million related to the IPD acquisition consisting of an inventory fair value write-up of $0.8 million, an in-process research and development charge of $3.3 million and a write-off of $1.0 million for a technology and license agreement, income from operations would have been $1.7 million, or 4.4% of net sales in the first quarter of 1999.

    INTEREST INCOME. Interest income increased $711,000 to $748,000 for the three months ended March 31, 2000 from $37,000 for the three months ended March 31, 1999. The increase is primarily due to interest earned on proceeds from the sale of our stock during a secondary offering in September and October 1999 which were invested in short-term, interest bearing financial instruments.

    INTEREST EXPENSE. Interest expense decreased $412,000, or 56.9%, to $312,000 for the three months ended March 31, 2000 from $724,000 for the comparable period in 1999. The decrease is primarily due to the decrease in our debt balance due to repayments using the net proceeds from the sale of our stock in September and October 1999. Interest expense in the first quarter of 1999 related to debt incurred in connection with the acquisition of Melcher in the third quarter of 1998 and IPD in the first quarter of 1999.

    OTHER INCOME, NET. Other income, net, decreased $217,000, or 61.6%, to $135,000 for the three months ended March 31, 2000 from $352,000 for the three months ended March 31, 1999. Other income decreased primarily due to net gains on sales of fixed assets and higher net gains recorded on foreign currency transactions in the first quarter of 1999.

    INCOME TAXES. The provision for income taxes was a $1.7 million benefit for the three months ended March 31, 2000 compared to a $183,000 income tax benefit for the same period in 1999. Included in the income tax benefit for the first quarter of 2000 was a non-recurring benefit of $366,000 related to net deferred tax assets recorded upon HCP's conversion from an S-corporation to a C-corporation. The recorded loss for the first quarter of 1999 did not generate a significant income tax benefit primarily due to the $3.3 million charge for in process research and development and $304,000 amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. Excluding non-recurring items, the effective tax rate would have been approximately 32.6% in the first quarter of 2000 compared to 39.3% in the first quarter of 1999. The lower tax rate in the first quarter of 2000 is primarily the result of the distribution of profit among our various subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance decreased $16.2 million, or 25.4% from $63.8 million at December 31, 1999 to $47.6 million at March 31, 2000. Our primary source of cash in the first quarter of 2000 consisted of borrowings from our bank credit facilities of $6.1 million. The primary uses of cash in the first quarter of 2000 consisted of $9.0 million for repayment of borrowings from our bank credit facilities, $3.8 million decrease in our bank overdrafts, $1.4 million for the repayment of long-term debt, $3.4 million for the acquisition of property and equipment and $2.6 million for operating activities.

    Cash used in operating activities in the first quarter of 2000 was $2.6 million and was primarily attributable to cash earnings from operations of $15.6 million (net loss plus depreciation, and stock compensation) offset by $18.2 million used for working capital. The $18.2 million use for working capital was primarily due to an increase in accounts receivable and inventories of $8.9 million and $6.6 million, respectively, and a net decrease in accounts payable and accrued expenses of $2.1 million.

    The $3.4 million to acquire property and equipment included approximately $0.5 million for hardware, software and implementation support related to our Oracle ERP system conversion at our

Caribbean facility, $1.7 million for manufacturing equipment and the balance for additional property, plant and capital equipment expenditures consistent with supporting our growth plans.

    On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides us with a revolving line of credit of $125 million. The line of credit bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR plus 1.25% to 2.25%, or the bank's base rate plus 0% to 1.00%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures;
(b) prohibits us, without prior approval, from paying dividends, liquidating, merging, consolidating or selling our assets or business; and (c) requires us to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio. Borrowings under this line of credit are collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries.

    As a result of the Revolving Loan Agreement with Union Bank of California, N.A., we plan to repay all outstanding amounts under our $65 million revolving line of credit with Bank of America, N.A. and terminate that agreement. At March 31, 2000, amounts outstanding under our line of credit with Bank of America, N.A. were $3.9 million, all of which was borrowed by Melcher. Borrowings under this line of credit are collateralized by substantially all of our assets.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $9.4 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At March 31, 2000, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $3.3 million and $3.0 million, respectively.

    In the first quarter of 2000 we repaid the outstanding balance on our $8 million revolving loan and $1 million equipment line of credit and cancelled the agreements. Total principal amounts repaid were $6.2 million and $0.3 million, respectively.

    At March 31, 2000, short-term (including current portion of long-term debt) and long-term amounts outstanding under all credit agreements with banks were $7.2 million and $3.0 million, respectively.

    We currently anticipate that our total capital expenditures for 2000 will be approximately $35 million, of which approximately $2 million represents costs related to the implementation of our Oracle ERP system at Power-Electronics, Inc., as well as continued enhancements and upgrades at our Camarillo and Mexico locations, approximately $15 million represents investments in surface-mount technology automation and approximately $12 million represents investments in manufacturing improvements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and general economic conditions.

    In addition, we paid $13 million to IPD's former stockholders in the second quarter of 2000, since IPD attained certain defined operational performance objectives in the 13 month period ended March 31, 2000.

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

    DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at March 31, 2000 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against the Swiss franc would not have a significant effect on our future earnings.

                                                          EXPECTED MATURITY DATE
                                     -----------------------------------------------------------------                FAIR
                                       2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
                                     --------   --------   --------   --------   --------   ----------   --------   --------
                                                          (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
Credit facility:
  Variable Rate (CHF 6,500)........   $3,920                                                              $3,920     $3,920
    Average Interest Rate..........      3.7%                                                                3.7%
  Fixed Rate (CHF 1,000)...........   $  603                                                              $  603     $  603
    Average Interest Rate..........      3.5%                                                                3.5%
Long-term Debt:
  Fixed Rate (CHF 9,500)...........   $2,714     2,110       905         --         --           --       $5,729     $5,729
    Average Interest Rate..........      3.7%      3.8%      4.4%                                            3.8%

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2000, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, electronics industry market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 5--NOT APPLICABLE

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 2.1--Amended and Restated Stock Purchase Agreement entered into as of May 15, 2000 among Power-One, Inc. and the shareholders of Powec AS (Norway)

    Exhibit 27--Financial Data Schedule

(b) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated February 29, 2000 was filed on March 13, 2000 to report the closing of the acquisition of HC Power, Inc. by Power-One, Inc. in accordance with Item 2 of the Instructions to Form 8-K.

    A Current Report on Form 8-K dated February 29, 2000 was filed on April 20, 2000 to provide supplemental consolidated financial statements giving retroactive effect to the acquisition of HC Power, Inc. by Power-One, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2000                                    POWER-ONE, INC.

                                                       By:            /s/ STEVEN J. GOLDMAN
                                                            -----------------------------------------
                                                                        Steven J. Goldman
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ EDDIE K. SCHNOPP
                                                            -----------------------------------------
                                                                         Eddie K. Schnopp
                                                                   SR.VICE PRESIDENT, FINANCE,
                                                              CHIEF FINANCIAL OFFICER AND SECRETARY