Form 10-Q
period 2000-07-02
POWER ONE INC
filed 2000-08-16
CIK 1042825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                          COMMISSION FILE NO. 0-29454

                            ------------------------

                                POWER-ONE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     77-0420182
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

    740 CALLE PLANO, CAMARILLO, CA                            93012
    (Address of principal executive                         (Zip code)
               offices)

                                 (805) 987-8741
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 11, 2000 there were outstanding 36,793,198 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements:

                        Consolidated Balance Sheets--
                        June 30, 2000 and December 31, 1999.........................         3

                        Consolidated Statements of Operations--
                        for the Three Months and the Six Months Ended June 30, 2000
                        and 1999....................................................         4

                        Consolidated Statements of Comprehensive Income (Loss)--
                        for the Three Months and the Six Months Ended June 30, 2000
                        and 1999....................................................         5

                        Consolidated Statements of Cash Flows--
                        for the Six Months Ended June 30, 2000 and 1999.............         6

                        Notes to Consolidated Financial Statements..................         8

Item 2.                 Management's Discussion and Analysis of Financial Condition         14
                        and Results of Operations...................................

Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        20

PART II--OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders.........        22

Item 6.                 Exhibits and Reports on Form 8-K............................        22

SIGNATURES..........................................................................        23

                         PART I--FINANCIAL INFORMATION

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 12,834      $ 63,769
  Accounts receivable:
    Trade, less allowance for doubtful accounts:
      $2,643--June 30, 2000; $1,918--December 31, 1999......    86,460        45,805
    Other...................................................     3,240         1,914
  Inventories...............................................   109,544        61,834
  Deferred income tax assets, net--current..................     2,546         1,916
  Current portion of notes receivable from stockholders.....        --            30
  Prepaid expenses and other current assets.................     2,019         1,795
                                                              --------      --------
        Total current assets................................   216,643       177,063
                                                              --------      --------
PROPERTY & EQUIPMENT, net of accumulated depreciation and
  amortization: $22,163--June 30, 2000;
  $16,717--December 31, 1999................................    75,388        55,608
INTANGIBLE ASSETS, NET......................................   158,810        59,217
NOTES RECEIVABLE FROM STOCKHOLDERS, less current portion....        --            79
OTHER ASSETS................................................     7,046         3,137
                                                              --------      --------
TOTAL ASSETS................................................  $457,887      $295,104
                                                              ========      ========

                          LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank credit facilities....................................  $ 85,621      $  7,579
  Current portion of long-term debt.........................     3,307         4,002
  Current portion of long-term capital leases...............       665           897
  Bank overdraft............................................     6,272         5,804
  Accounts payable..........................................    39,179        13,107
  Accrued payroll and related expenses......................     5,304         2,583
  Other accrued expenses....................................    25,374        16,811
                                                              --------      --------
        Total current liabilities...........................   165,722        50,783
                                                              --------      --------
LONG-TERM DEBT, less current portion........................    11,003         3,379
LONG-TERM CAPITAL LEASES, less current portion..............       526           842
DEFERRED INCOME TAX LIABILITY, noncurrent...................     2,757         2,757
OTHER LIABILITIES...........................................       630           112
STOCKHOLDERS' EQUITY
  Common stock, par value $0.001 60,000,000 shares
    authorized; 36,787,826 and 35,981,112 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively............................................        37            36
  Additional paid-in-capital................................   241,497       212,184
  Accumulated other comprehensive loss......................    (1,014)       (3,476)
  Retained earnings.........................................    36,729        28,487
                                                              --------      --------
        Total stockholders' equity..........................   277,249       237,231
                                                              --------      --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY....................  $457,887      $295,104
                                                              ========      ========

                             See accompanying notes

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        ---------------------   ---------------------
                                                        JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                          2000        1999        2000        1999
                                                        ---------   ---------   ---------   ---------
NET SALES.............................................  $113,839     $51,694    $190,851     $90,614
COST OF GOODS SOLD....................................    69,030      30,344     113,986      54,630
                                                        --------     -------    --------     -------
    GROSS PROFIT......................................    44,809      21,350      76,865      35,984

EXPENSES:
  Selling.............................................     8,704       6,265      15,309      11,541
  General and administrative..........................     7,471       4,217      24,770       7,212
  Engineering.........................................     5,516       4,046      14,887       7,430
  Quality assurance...................................     1,496       1,135       2,735       1,954
  Amortization of intangible assets...................     2,750       1,341       4,072       3,560
  In-process research and development.................        --          --          --       3,300
                                                        --------     -------    --------     -------
    Total expenses....................................    25,937      17,004      61,773      34,997

INCOME FROM OPERATIONS................................    18,872       4,346      15,092         987

OTHER INCOME (EXPENSE)
  Interest income.....................................       432           4       1,180          41
  Interest expense....................................    (1,308)       (990)     (1,620)     (1,714)
  Other income (expense), net.........................    (1,196)        (76)     (1,061)        276
                                                        --------     -------    --------     -------
    Total other income (expense)......................    (2,072)     (1,062)     (1,501)     (1,397)

INCOME (LOSS) BEFORE INCOME TAXES.....................    16,800       3,284      13,591        (410)

INCOME TAXES..........................................     6,204       1,422       4,484       1,239
                                                        --------     -------    --------     -------
NET INCOME (LOSS).....................................  $ 10,596     $ 1,862    $  9,107     $(1,649)
                                                        ========     =======    ========     =======
BASIC EARNINGS (LOSS) PER COMMON SHARE................  $   0.29     $  0.07    $   0.25     $ (0.06)
                                                        ========     =======    ========     =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE..............  $   0.28     $  0.06    $   0.24     $ (0.06)
                                                        ========     =======    ========     =======
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING.............    36,629      28,368      36,394      28,364
                                                        ========     =======    ========     =======
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING...........    38,527      29,088      38,052      28,364
                                                        ========     =======    ========     =======

                             See accompanying notes

                                 POWER-ONE, INC

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           -------------------   -------------------
                                                           JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                             2000       1999       2000       1999
                                                           --------   --------   --------   --------
NET INCOME (LOSS)........................................  $10,596    $ 1,862    $ 9,107    $(1,649)
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment................    3,939     (2,086)     2,462     (5,107)
                                                           -------    -------    -------    -------
COMPREHENSIVE INCOME (LOSS)..............................  $14,535    $  (224)   $11,569    $(6,756)
                                                           =======    =======    =======    =======

                             See accompanying notes

                                 POWER-ONE, INC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                SIX MONTHS ENDED
                                                              --------------------
                                                              JUNE 30,    JUNE 30,
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   9,107   $ (1,649)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization...........................      9,428      7,140
    Stock compensation......................................     13,312         --
    Purchased in-process research and development...........         --      3,300
    Loss on disposal of property and equipment..............          7         47
    Deferred income taxes...................................       (893)      (256)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................    (24,498)   (12,273)
    Inventories.............................................    (37,610)    (9,733)
    Prepaid expenses and other current assets...............        (29)       258
    Accounts payable........................................     15,713      8,453
    Accrued expenses........................................      9,246        920
    Other liabilities.......................................         (9)      (159)
                                                              ---------   --------
        Net cash used in operating activities...............     (6,226)    (3,952)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Powec, net of cash acquired (Note 4)........    (72,545)        --
  Telecommunications product line acquired from Eldec (Note
    4)......................................................    (14,000)        --
  Investment in IPD (Note 5)................................    (13,000)   (28,739)
  Acquisition of property and equipment.....................    (15,740)   (12,497)
  Proceeds from sale of property and equipment..............          2        112
  Other assets..............................................     (2,294)    (1,284)
                                                              ---------   --------
        Net cash used in investing activities...............   (117,577)   (42,408)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on bank credit facilities........     87,340     46,568
  Repayments of borrowings on bank credit facilities........    (12,761)   (10,379)
  Bank overdraft............................................        454      3,924
  Proceeds from borrowings on long-term debt................         54        526
  Repayments of long-term debt..............................     (1,966)    (1,599)
  Principal payments under capital lease obligations........       (538)      (448)
  Issuance of common stock-net..............................      1,037         41
  Proceeds from notes receivable from stockholders..........        109         --
  Distributions to stockholders.............................       (865)        --
                                                              ---------   --------
        Net cash provided by financing activities...........     72,864     38,633
                                                              ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................          4       (320)
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (50,935)    (8,047)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     63,769     10,971
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  12,834   $  2,924
                                                              =========   ========

                             See accompanying notes

                                 POWER-ONE, INC

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 30,   JUNE 30,
                                                               2000       1999
                                                             --------   --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
    Interest...............................................   $1,066     $1,308
    Income taxes...........................................   $2,882        347

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    On May 16, 2000, Power-One, Inc. ("Power-One" or the "Company") acquired Powec AS and the minority interests of certain Powec subsidiaries (collectively referred to as "Powec") for approximately $72.0 million in cash, plus
$2.5 million in acquisition costs, and 214,035 shares of the Company's common stock (See Note 4). In conjuction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $ 38,766
Fair value of goodwill and other indentifiable intangible
  assets....................................................    75,951
Cash paid for Powec's capital stock.........................   (74,452)
Fair value of stock issued for Powec's capital stock........   (12,735)
                                                              --------
Liabilities assumed.........................................  $ 27,530
                                                              ========

    On May 16, 2000, the Company also acquired a telecommunications product line from Eldec Corporation, a subsidiary of Crane Co. ("Eldec"), for $14.0 million in cash (See Note 4). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $  2,290
Fair value of goodwill and other indentifiable intangible
  assets....................................................    12,129
Cash paid for product line..................................   (14,000)
                                                              --------
Liabilities assumed.........................................  $    419
                                                              ========

    The Company recorded a $2.2 million tax benefit to additional paid-in-capital in the second quarter of 2000 on the disposition of 406,464 shares of the Company's common stock made by certain employees of HC Power Inc. (See Note 4).

    On January 29, 1999, the Company purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $ 21,248
Fair value of goodwill and other indentifiable intangible
  assets....................................................    17,454
Cash paid for IPD's capital stock...........................   (29,500)
                                                              --------
Liabilities assumed.........................................  $  9,202
                                                              ========

    Capital lease obligations of $230 were incurred in the first quarter of 1999 when the Company entered into leases for new equipment.

                             See accompanying notes

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the supplemental consolidated financial statements and notes thereto for the year ended
December 31, 1999, included in the Company's Form 8-K dated February 29, 2000 and filed on April 20, 2000, which were restated under the pooling of interests method of accounting to give retroactive effect to the merger between Power-One and HC Power, Inc. ("HCP") (see Note 4).

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14- week period ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended January 2, 2000 as December 31, 1999 and the three and six month periods ended July 2, 2000 and June 27, 1999 as June 30.

    All share and per share amounts have been retroactively restated to give effect to the Company's three-for-two stock split that occurred on June 2, 2000.

    Certain reclassifications have been made to the amounts in the Consolidated Balance Sheet as of December 31, 1999 and the Consolidated Statement of Cash Flows for the six month period ended June 30, 1999 to conform to the classifications in the current year period.

NOTE 2--INVENTORIES

    Inventories consist of the following (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        ---------   -------------
Raw materials.........................................  $ 73,476       $40,970
Subassemblies-in-process..............................    18,898         8,360
Finished goods........................................    17,170        12,504
                                                        --------       -------
                                                        $109,544       $61,834
                                                        ========       =======

NOTE 3--EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive

                                POWER-ONE, INC.

NOTE 3--EARNINGS (LOSS) PER SHARE (CONTINUED) impact of stock options. Basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30 are calculated as follows (in thousands, except per share data):

                                      THREE MONTHS ENDED               THREE MONTHS ENDED
                                        JUNE 30, 2000                    JUNE 30, 1999
                                ------------------------------   ------------------------------
                                  NET      AVERAGE      PER        NET      AVERAGE      PER
                                 INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                --------   --------   --------   --------   --------   --------
Net income....................  $10,596                           $1,862

Basic earnings per share:
  Weighted average shares
    outstanding...............              36,629                           28,368
                                -------     ------                ------     ------
  Basic earnings per share....   10,596     36,629      $.29       1,862     28,368      $.07
                                                        ====                             ====

Dilutive securities--
  Stock options...............               1,898                              720
                                -------     ------                ------     ------
Diluted earnings per share:...  $10,596     38,527      $.28      $1,862     29,088      $.06
                                =======     ======      ====      ======     ======      ====

                                       SIX MONTHS ENDED                 SIX MONTHS ENDED
                                        JUNE 30, 2000                    JUNE 30, 1999
                                ------------------------------   ------------------------------
                                  NET      AVERAGE      PER        NET      AVERAGE      PER
                                 INCOME     SHARES     SHARE       LOSS      SHARES     SHARE
                                --------   --------   --------   --------   --------   --------
Net income (loss).............   $9,107                          $(1,649)

Basic earnings (loss) per
  share:
  Weighted average shares
    outstanding...............              36,394                           28,364
                                 ------     ------               -------     ------
  Basic earnings (loss) per
    share.....................    9,107     36,394      $.25      (1,649)    28,364     $(.06)
                                                        ====                            =====

Dilutive securities--
  Stock options...............               1,658
                                 ------     ------               -------     ------
Diluted earnings (loss) per
  share:......................   $9,107     38,052      $.24     $(1,649)    28,364     $(.06)
                                 ======     ======      ====     =======     ======     =====

    The dilutive effect of options outstanding at June 30, 1999 was not included in the calculation of diluted loss per share for the six-month period ended
June 30, 1999 because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. The weighted average number of such options excluded from the diluted loss per share computation was approximately 637,000.

NOTE 4--ACQUISITIONS

    On February 29, 2000, the Company acquired HCP in a stock-for-stock transaction, whereby the former shareholders of HCP received a total of 3,181,811 shares of the Company's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. Of the total shares issued, 318,176 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The merger has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to give retroactive effect to the

                                POWER-ONE, INC.

NOTE 4--ACQUISITIONS (CONTINUED)
acquisition of HCP by the Company. All transactions between the Company and HCP have been eliminated in the consolidated financial statements. Net sales and net income (loss) for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                               FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                              -----------------------------------------
                                                       (DOLLARS IN THOUSANDS)
                                                            INTERCOMPANY
                                                            ELIMINATIONS
                                                            -------------
NET SALES:
  Power-One.................................   $166,134         $  --        $166,134
  HCP.......................................     24,717            --          24,717
                                               --------         -----        --------
  Combined..................................   $190,851         $  --        $190,851
                                               ========         =====        ========

                                                         INTERCOMPANY
                                                         ELIMINATIONS
                                                         ------------
NET INCOME (LOSS):
  Power-One.................................  $ 15,207       $(127)     $ 15,080
  HCP.......................................    (6,100)        127        (5,973)
                                              --------       -----      --------
  Combined..................................  $  9,107       $  --      $  9,107
                                              ========       =====      ========

                                               FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                              -----------------------------------------
                                                       (DOLLARS IN THOUSANDS)
                                                            INTERCOMPANY
                                                            ELIMINATIONS
                                                            -------------
NET SALES:
  Power-One.................................   $ 81,402         $  --        $ 81,402
  HCP.......................................      9,212            --           9,212
                                               --------         -----        --------
  Combined..................................   $ 90,614         $  --        $ 90,614
                                               ========         =====        ========

                                                         INTERCOMPANY
                                                         ELIMINATIONS
                                                         ------------
NET INCOME (LOSS):
  Power-One.................................  $ (1,538)      $  --      $ (1,538)
  HCP.......................................      (111)         --          (111)
                                              --------       -----      --------
  Combined..................................  $ (1,649)      $  --      $ (1,649)
                                              ========       =====      ========

    HCP is based in Irvine, CA and is a supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. HCP's major customers include service providers such as Williams Communications, CEA Telecom, Qwest and Nextel, and OEMs such as Motorola and Nortel Networks.

                                POWER-ONE, INC.

NOTE 4--ACQUISITIONS (CONTINUED)
    HCP provided for stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HCP common stock to the employees over specified vesting periods, ranging from three to twelve years. All stock bonus agreements contained accelerated vesting provisions upon a change in control of HCP. The unvested shares were granted and became vested at the time of the merger with the Company. 406,464 shares of the Company's common stock were issued to the employees of HCP in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was determined based on the fair value of the Company's common stock on February 29, 2000 which was $32.75 per share.

    In connection with the HCP acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    On May 16, 2000, the Company acquired Norwegian-based Powec AS and the minority interests of certain Powec subsidiaries (collectively referred to as "Powec") for approximately $72.0 million in cash, plus $2.5 million in acquisition costs, and 214,035 shares of the Company's common stock. The market value of the Company's common stock on the date of acquisition was $59.50 per share resulting in a total purchase price valued at approximately
$84.7 million, plus $2.5 million in acquisition costs. Additionally, Powec had approximately $12 million of debt outstanding. Certain additional payments may be made to Powec stockholders based on the attainment of defined operational performance through 2001.

    Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. Powec's customers include Nokia, Vodafone, Ericsson, Eircom, Telia, Hong Kong Telecom, Telenor, Sonera and TeleDanmark.

    On May 16, 2000, the Company also acquired a telecommunications product line from Eldec Corporation, a subsidiary of Crane Co. ("Eldec"), for $14.0 million in cash. This product line includes the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufacturers such as Motorola, Ericsson, and Nokia US.

    In addition to the shares issued for the Powec purchase, the purchases were financed with $20.0 million of the Company's cash and approximately
$68.5 million of advances under the Company's credit facility, which includes $2.5 million to finance the related acquisition costs.

    The acquisitions were accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from three to 15 years. The fair value of Powec's assets and liabilities, as well as the fair value of the assets and liabilities acquired from Eldec, have been included in the Company's balance sheet as of June 30, 2000. The consolidated statements of operations, comprehensive income (loss) and of cash flow for the six months ended June 30, 2000, include two months of Powec's operations.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Powec and the telecommunications product line had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are

                                POWER-ONE, INC.

NOTE 4--ACQUISITIONS (CONTINUED)
factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, assumed interest expense, assumed decrease in interest earned and the related income tax effect of such adjustments. The pro forma amounts for the six-month period ended June 30, 2000 exclude non-recurring items totaling $1.5 million, which consist of an inventory fair market value write-up of $2.0 million, net of related income tax benefit.

                                                            SIX MONTHS ENDED
                                                          ---------------------
                                                          JUNE 30,    JUNE 30,
                                                            2000        1999
                                                          ---------   ---------
                                                             (IN THOUSANDS,
                                                               EXCEPT PER
                                                             SHARE AMOUNTS)
PRO FORMA:
Net sales...............................................  $216,521    $118,618
Net income (loss).......................................  $  9,852    $ (4,787)
Basic earnings (loss) per common share..................  $   0.27    $  (0.17)
Diluted earnings (loss) per common share................  $   0.26    $  (0.17)

    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results. In addition, the allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained.

NOTE 5--INTANGIBLE ASSETS

    Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher Holding AG ("Melcher") in 1998, of IPD in 1999 and of Powec in 2000 (see Note 4) which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

    Intangible assets consist of the following (in thousands):

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        ---------   -------------
Goodwill and trade name...............................  $115,218       $40,093
Distribution network..................................     5,207         5,207
Sales force...........................................       664           681
Product technology....................................    27,661        19,500
Assembled workforce...................................     1,633           800
Customer relationships................................    24,259         4,700
                                                        --------       -------
                                                         174,642        70,981
Less accumulated amortization.........................    15,832        11,764
                                                        --------       -------
                                                        $158,810       $59,217
                                                        ========       =======

                                POWER-ONE, INC.

NOTE 5--INTANGIBLE ASSETS (CONTINUED)
    The increase in intangible assets from December 31, 1999 is primarily related to intangibles totaling approximately $88.1 million which were recorded upon the acquisition of Powec and the purchase of the telecommunications product line from Eldec in May 2000, as well as a $13.0 million payment made to IPD's shareholders in the second quarter of 2000, since IPD attained certain defined operational performance objectives in the 13 month period ended March 31, 2000.

NOTE 6--CREDIT FACILITY

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides the Company with a revolving line of credit of $200 million. The line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the
Company: LIBOR (6.6% at June 30, 2000) plus 1.25% to 2.25%, or the bank's base rate (9.5% at June 30, 2000) plus 0% to 1.00%. The credit agreement
(a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits the Company, without prior approval, from paying dividends, liquidating, merging, consolidating or selling its assets or business; and (c) requires the Company to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio. Borrowings under this line of credit are collateralized by the capital stock of each of the Company's domestic subsidiaries and 65% of the capital stock of each of the Company's foreign subsidiaries. At June 30, 2000, amounts outstanding under this line of credit were $82.5 million at a weighted average interest rate of 7.8%.

NOTE 7--SUBSEQUENT EVENTS

    On July 26, 2000, the Company's Board of Directors approved a two-for-one stock split, conditioned upon the approval of its stockholders of an increase in its authorized common stock. A special meeting of stockholders will be held on August 31, 2000, to vote on the proposed amendment to the Company's Restated Certificate of Incorporation, increasing the total authorized common stock from 60 million to 300 million shares. If the stockholders approve the amendment, the stock split will be effected in the form of a 100 percent stock dividend payable September 11, 2000, to stockholders of record on August 31, 2000. The dividend would increase the number of shares outstanding from approximately 36.8 million to approximately 73.6 million.

    On July 26, 2000, the Company's Board of Directors approved a Stockholder Rights Plan under which preferred stock purchase rights have been distributed for each outstanding share of the Company's common stock held at the close of business on August 7, 2000. Each right entitles a holder of the Company's common stock to buy one one-thousandth of a share of a new series of preferred stock at an exercise price of $625.00 subject to adjustment. If a person acquires more than 15% of the Company's common stock, holders of the rights are entitled to purchase the Company's common stock or, in the event of a merger, stock in the merged entity, at half of the market value. The Company is entitled to redeem the rights for a nominal amount at any time until the day that a 15% position has been acquired. The Rights are designed to protect the Company from unfair takeovers.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. In January 1999, we broadened our portfolio of DC/DC products by acquiring International Power Devices, Inc., or IPD, for $32 million, including certain capitalized lease obligations and other indebtedness of IPD. In
February 2000, we acquired HC Power, Inc., or HCP, in a stock-for-stock transaction, in which the former shareholders of HCP received a total of 3,181,811 shares of our common stock for all shares of common stock of HCP outstanding on the effective date of the merger. HCP is based in Irvine, CA and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. In May 2000, we further increased our presence in the telecommunications industry by acquiring Norwegian-based Powec AS and the minority interests of certain Powec subsidiaries, collectively referred to as Powec, for approximately
$72.0 million, plus $2.5 million in acquisition costs, and 214,035 shares of our common stock. Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. The acquisitions of IPD and Powec were accounted for using the purchase method of accounting, and as such, their results of operations have been included in the consolidated results of operations since their respective dates of acquisition. Although the acquisition of Powec occurred on May 16, 2000, the Company has elected to use the beginning of the month as the acquisition date for purchase accounting. As such, all references to operating data for the three and six months ended June 30, 2000 include three and six months of operations for IPD, respectively, and two months of operations in each period for Powec. All references to operating data for the three and six months ended June 30, 1999 include three and five months of operations for IPD. The acquisition of HCP was accounted for as a pooling of interests, and all prior periods have been restated to give retroactive effect to the acquisition of HCP.

    NET SALES. Net sales increased $100.2 million, or 110.6%, to $190.9 million for the six months ended June 30, 2000 from $90.6 million for the six months ended June 30, 1999. The increase in net sales was attributable to increases across all product lines. The main contributors to the $100.2 million increase in net sales were DC/DC power supplies which contributed $42.3 million primarily from strong growth in unit shipments of our advanced line of high-density board-mounted DC/DC converters ("Bricks") to the communications market, telecom power systems which contributed $29.5 million of which $14.0 million was contributed from Powec, high-range power supplies which contributed $14.5 million primarily due to strong sales into the ATE/semiconductor test equipment and industrial markets, low-range power supplies which contributed $6.6 million and all other product lines combined which contributed $7.3 million. Period-over-period, a significant portion of the sales growth in this year's first six months is attributable to the stronger demand for our high power product line in the ATE/semiconductor test equipment market which was still going through a recovery stage during the same period last year.

    Net sales to OEMs in the first six months of 2000 were $155.1 million, or 81.3% of net sales, up from $71.3 million, or 78.7% of net sales, for the comparable period in 1999. Net sales to Cisco represented 17.6% of net sales in the first half of 2000. Cisco was the only customer to exceed 10% of net sales in the first six months of 2000. Net sales through distributors were $35.8 million, or 18.7% of net sales, in the first six months of 2000, compared with $19.3 million, or 21.3% of net sales, in the same period in 1999. The decrease in our percentage of net sales through distributors is due to the customer base of our recent acquisitions of IPD, HCP and Powec each of which makes a larger proportion of their sales to OEMs.

    Net sales for the three months ended June 30, 2000 increased $62.1 million, or 120.2%, to $113.8 million compared with $51.7 million for the three months ended June 30, 1999. Similar to the first six months, the increase in net sales for the second quarter was attributable to increases across all product lines. The main contributors to the $62.1 million increase in net sales were DC/DC power supplies which contributed $25.0 million, telecom power systems which contributed $23.3 million, high-range power supplies which contributed $8.3 million, low-range power supplies which contributed $3.2 million and all other product lines combined which contributed $2.3 million. The primary causes for the net sales increases by product lines in the three month comparison are similar to those in the six month comparison.

    Net sales to OEMs in the second quarter of 2000 were $95.4 million, or 83.8% of net sales, up from $40.6 million, or 78.5% of net sales, for the comparable period in 1999. Net sales to Cisco represented 17.4% of net sales in the second quarter of 2000. Cisco was the only customer to exceed 10% of net sales in the second quarter of 2000. Net sales through distributors were $18.4 million, or 16.2% of net sales, in the second quarter of 2000 compared with $11.1 million, or 21.5% of net sales, in the same period in 1999.

    Net sales by markets for the six months ended June 30, 2000 and 1999 were:

                                                                2000       1999
                                                              --------   --------
Communications..............................................    61.0%      43.9%
Industrial..................................................    14.7%      19.0%
ATE/Semiconductor test equipment............................    10.4%       6.1%
Transportation..............................................     3.6%       7.7%
Medical.....................................................     3.0%       8.0%
Computer, Retail and Other..................................     7.3%      15.3%
                                                               -----      -----
    Total...................................................   100.0%     100.0%

    The Company's combined backlog on June 30, 2000 was $196.0 million, an increase of 192.9% and 172.7% compared to backlog of $66.9 million on December 31, 1999 and $71.9 million on June 30, 1999, respectively. Powec contributed approximately $9 million to our second quarter backlog. The significant increase in backlog was driven primarily by strong demand from our communications customers for our high-density DC/DC converters, as well as robust growth from the ATE/ semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $40.9 million, or 113.6%, to $76.9 million for the six months ended June 30, 2000 from $36.0 million for the six months ended June 30, 1999. As a percent of net sales, gross profit increased to 40.3% for the first six months of 2000 from 39.7% for the same period in 1999. Gross profit for the six month periods include inventory write-up related purchase accounting adjustments due to the Powec acquisition in May 2000 and the IPD acquisition in January 1999 of approximately $2.0 million and $0.8 million, respectively, which negatively impacted each year's gross profit margin. Excluding these non-recurring adjustments, gross profit margin would have been 41.3% for the first six months of 2000 and 40.5% for the same period in 1999. On this basis, the improved 0.8% profit margin in the first half of 2000 versus the same period last year is primarily due to the increase in net sales which allowed us to better leverage our fixed manufacturing expenses, as well as the transfer of high-density DC/DC product manufacturing from our Boston facility to our low cost manufacturing facility in Mexico.

    Gross profit for the three months ended June 30, 2000 increased
$23.4 million, or 109.9%, to $44.8 million from $21.4 million for the same period in 1999. As a percent of net sales, gross profit decreased to 39.4% for the second quarter of 2000 from 41.3% for the second quarter of 1999. The decrease in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustment of $2.0 million for the Powec acquisition which negatively impacted the second quarter's gross profit margin in 2000. Excluding this non-recurring adjustment, gross profit margin would have been 41.2% for the three months ended June 30, 2000.

    SELLING EXPENSE. Selling expense increased $3.8 million, or 32.6%, to $15.3 million for the six months ended June 30, 2000 from $11.5 million for the comparable period in 1999. As a percent of net sales, selling expense decreased to 8.0% for the first six months of 2000 from 12.7% for the same period in 1999. Selling expense for the second quarter of 2000 increased $2.4 million, or 38.9%, to $8.7 million from $6.3 million for the same period in 1999. As a percent of net sales, selling expense decreased to 7.6% for the second quarter of 2000 compared with 12.1% for the comparable period in 1999. The dollar increase in selling expenses for both the three and six month periods was primarily due to higher employee costs and an increase in sales commissions due to the increase in sales volume, as well as $0.9 million in selling expenses contributed by Powec.

    ADMINISTRATIVE EXPENSE. Administrative expense increased $17.6 million, or 243.5%, to $24.8 million for the six months ended June 30, 2000 from $7.2 million for the six months ended June 30, 1999. As a percent of net sales, administrative expense increased to 13.0% for the first six months of 2000 from 8.0% for the comparable period in 1999. The increase of $17.6 million was primarily attributable to an $8.7 million stock compensation charge due to HCP stock bonus agreements that vested on the date of acquisition, $2.4 million in HCP acquisition costs, $0.5 million in administrative expenses contributed by Powec, with the remainder of the increase due to higher employee costs and depreciation on our Oracle ERP system and other capital expenditures. Excluding non-recurring items, administrative expense increased $6.3 million, or 87.8%, to $13.5 million, or 7.1% of net sales, for the six months ended June 30, 2000 from $7.2 million, or 8.0% of net sales, for the six months ended June 30, 1999.

    Administrative expense for the second quarter of 2000 increased
$3.3 million, or 77.2%, to $7.5 million from $4.2 million for the same period in 1999. As a percent of net sales, administrative expense decreased to 6.6% for the second quarter of 2000 compared with 8.2% for the comparable period in 1999. The $3.3 million increase is due to the $0.5 million administrative expenses contributed by Powec and the increase in employee costs and depreciation.

    ENGINEERING EXPENSE. Engineering expense increased $7.5 million, or 100.4%, to $14.9 million for the six months ended June 30, 2000 from $7.4 million for the six months ended June 30, 1999. As a percent of net sales, engineering expense decreased to 7.8% for the first six months of 2000 from 8.2% for the comparable period in 1999. The increase of $7.5 million was primarily due to a $4.6 million stock compensation charge due to HCP stock bonus agreements that vested on the date of acquisition, $0.3 million in engineering expenses contributed by Powec, with the remainder of the increase due to higher employee costs which are directly attributable to our commitment to making research and development investments in support of our future growth. Excluding non-recurring items, engineering expense increased $2.8 million, or 37.2%, to $10.2 million, or 5.3% of net sales, for the six months ended June 30, 2000 from $7.4 million, or 8.2% of net sales, for the six months ended June 30, 1999.

    Engineering expense for the second quarter of 2000 increased $1.5 million, or 36.3%, to $5.5 million from $4.0 million for the same period in 1999. As a percent of net sales, engineering expense decreased to 4.8% for the second quarter of 2000 compared with 7.8% for the comparable period in 1999. The
$1.5 million increase is due to the $0.3 million engineering expenses contributed by Powec and higher employee costs.

    While engineering expense as a percent of net sales has decreased for both the six month period comparison, excluding non-recurring items, and the three month period comparison, we expect this percentage to increase in future quarters as our increases in research and development investments begin to ramp up relative to our net sales increase.

    QUALITY ASSURANCE EXPENSE.  Quality assurance expense increased
$0.8 million, or 40.0%, to $2.7 million for the six months ended June 30, 2000 from $2.0 million for the six months ended June 30, 1999. As a percent of net sales, quality assurance expense decreased to 1.4% for the first six months of 2000 from 2.2% for the comparable period in 1999. Quality assurance expense for the second quarter of 2000 increased $0.4 million, or 31.8%, to $1.5 million from $1.1 million for the comparable period in 1999. As a percent of net sales, quality assurance expense decreased to 1.3% for the second quarter of 2000 compared with 2.2% for the same period in 1999. The dollar increase in quality assurance expense for both the three and six month periods is primarily attributable to $0.2 million in expenses contributed by Powec and higher employee costs.

    AMORTIZATION OF INTANGIBLES.  Amortization of intangibles increased
$0.5 million, or 14.4%, to $4.1 million for the six months ended June 30, 2000 from $3.6 million for the same period in 1999. Included in the six month period ended June 30, 1999 is a $1.0 million charge taken in the first quarter of 1999 to write off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. Excluding this non-recurring charge, amortization of intangibles increased $1.5 million or 59.1% to $4.1 million for the six months ended June 30, 2000 from $2.6 million for the same period in 1999. The $1.5 million increase is primarily attributable to $1.1 million for two months of amortization expense related to the intangibles recorded for the acquisition of Powec and $0.4 million increase in amortization related to intangibles recorded for the acquisition of IPD since a $13.0 million earn out was paid to IPD's shareholders in the second quarter of 2000 for the attainment of certain defined operational objectives in the 13 month period ended March 31, 2000.

    Amortization of intangibles increased $1.4 million, or 105.1%, to $2.8 million for the three months ended June 30, 2000 from $1.3 million for the same period in 1999. As described above, this increase is due to the $1.1 million of amortization related to the Powec acquisition and $0.4 million increase in amortization related to the IPD acquisition.

    IN-PROCESS RESEARCH AND DEVELOPMENT. As a result of the IPD acquisition, the Company recorded a one time charge of $3.3 million in the first quarter of 1999 for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

    INCOME FROM OPERATIONS. As a result of the items above, income from operations increased $14.1 million, or 1429.1%, to $15.1 million for the six months ended June 30, 2000 from $1.0 million for the comparable period in 1999. Excluding non-recurring items totaling approximately $15.9 million in the first quarter of 2000 related to the HCP acquisition consisting of acquisition costs of $2.4 million, stock compensation charges of $13.3 million and payroll related taxes of $0.2 million, and $2.0 million in the second quarter of 2000 related to the Powec acquisition for an inventory fair value write-up adjustment, income from operations would have been $33.1 million, or 17.3% of net sales for the first six months of 2000. Excluding non-recurring items totaling approximately $5.1 million related to the IPD acquisition consisting of an inventory fair value write-up of $0.8 million, an in-process research and development charge of $3.3 million and a write-off of $1.0 million for a technology and license agreement, income from operations would have been $6.0 million, or 6.7% of net sales for the first six months of 1999.

    Income from operations increased $14.5 million, or 334.2%, to $18.9 million for the three months ended June 30, 2000 from $4.3 million for the same period in 1999. Excluding the non-recurring items referred to above in the second quarter of 2000, income from operations would have been $20.9 million, or 18.4% of net sales compared to $4.3 million, or 8.4% of net sales, in the second quarter of 1999.

    INTEREST INCOME. Interest income increased $1.1 million to $1.2 million for the six months ended June 30, 2000 from $41,000 for the six months ended
June 30, 1999. The increase is primarily due to interest earned on proceeds from the sale of our stock during a secondary offering in September and October 1999 which were invested in short-term, interest bearing financial instruments. Most of the increase in interest income was experienced in the first four months of 2000 prior to the acquisition of Powec which was financed using a combination of our available cash and credit facility advances.

Interest income for the three months ended June 30, 2000 increased $428,000 to $432,000 from $4,000 in the same period in 1999.

    INTEREST EXPENSE.  Interest expense decreased $94,000, or 5.5%, to
$1.6 million for the six months ended June 30, 2000 from $1.7 million for the comparable period in 1999. The decrease is primarily due to the timing and amounts of credit facility advances used to finance our acquisitions. Interest expense in the first six months of 1999 is related to debt incurred in connection with the acquisition of Melcher in the third quarter of 1998 and IPD in the first quarter of 1999, therefore, these advances were outstanding for the majority of the period. Interest expense in the first six months of 2000 is related primarily to debt incurred in connection with the acquisition of Powec in May 2000. Interest expense for the three months ended June 30, 2000 increased $318,000 to $1.3 million from $1.0 million in the same period in 1999. The increase in interest expense related primarily to credit facility advances to finance the Powec acquisition and capital expenditures at our manufacturing sites.

    OTHER INCOME (EXPENSE), NET.  Other income (expense), net, decreased
$1.3 million to $1.1 million expense for the six months ended June 30, 2000 from $276,000 income for the six months ended June 30, 1999. Other expense, net increased $1.1 million to $1.2 million for the three months ended June 30, 2000 from $76,000 for the same period in 1999. The increased expense for both the three and six month periods is primarily attributable to losses recorded on foreign currency transactions at our international locations and a $242,000 write-off of bank fees related to our $65 million line of credit which was terminated in the second quarter of 2000 and replaced with a $200 million line of credit with another financial institution. The new line of credit was primarily necessary to finance the acquisition of Powec in May 2000.

    INCOME TAXES. The provision for income taxes was $4.5 million for the six months ended June 30, 2000 compared to $1.2 million for the same period in 1999. The income tax expense for the first six months of 2000 reflects a non-recurring benefit of $366,000 related to net deferred tax assets recorded upon HCP's conversion from an S-corporation to a C-corporation. The recorded loss for the first six months of 1999 did not generate an income tax benefit primarily due to the $3.3 million charge for in process research and development and $304,000 amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. Excluding non-recurring items, the effective tax rate would have been approximately 34.7% for the first six months of 2000 compared to 42.1% for the first six months of 1999. The provision for income taxes for the second quarter of 2000 was $6.2 million compared to $1.4 million for the same period in 1999. The effective tax rate was approximately 36.9% for the second quarter of 2000 compared to 43.3% for the second quarter of 1999. The lower tax rate for both the three months and six months ended June 30, 2000 compared to the same periods in 1999 is primarily the result of the distribution of profit among our various international subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance decreased $50.9 million, or 79.9% from $63.8 million at December 31, 1999 to $12.8 million at June 30, 2000. Our primary source of cash in the first six months of 2000 consisted of borrowings from our bank credit facilities of $87.3 million. The primary uses of cash in the first six months of 2000 consisted of $74.5 million for the purchase of Powec, $14.0 million for the purchase of the telecommunications product line from Eldec, $13.0 million for the earnout paid to IPD's former stockholders, $15.7 million for the acquisition of property and equipment, $12.8 million for the repayment of borrowings on our bank credit facilities and $6.2 million for operating activities.

    Cash used in operating activities in the first six months of 2000 was $6.2 million and was primarily attributable to cash earnings from operations of $31.9 million (net income plus depreciation, stock compensation and loss on disposal of property and equipment) offset by $38.1 million used for working capital. The $38.1 million used for working capital was primarily due to an increase in accounts receivable and inventories of $24.5 million and $37.6 million, respectively, and a net decrease in accounts payable and accrued expenses of $15.7 million and $9.2 million, respectively.

    The $15.7 million to acquire property and equipment included approximately $5.7 million to acquire surface-mount technology (SMT) equipment, $0.7 million for hardware, software and implementation support related to our Oracle ERP system conversion at our Caribbean facility, $6.0 million for other manufacturing equipment and the balance for additional property, plant and capital equipment expenditures consistent with supporting our growth plans.

    Of the $87.3 million of proceeds from borrowings on our bank credit facilities, approximately $68.5 million was used to finance the Powec acquisition and the purchase of the telecommunications product line from Eldec. The remaining proceeds were primarily used to finance capital expenditures and for the repayment of debt.

    On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides us with a revolving line of credit of $200 million. The line of credit bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR (6.6% at June 30, 2000) plus 1.25% to 2.25%, or the bank's base rate (9.5% at June 30, 2000) plus 0% to 1.00%. The credit agreement (a) provides for restrictions on additional borrowings, leases and capital expenditures; (b) prohibits us, without prior approval, from paying dividends, liquidating, merging, consolidating or selling our assets or business; and (c) requires us to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio. Borrowings under this line of credit are collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. At June 30, 2000, amounts outstanding under this line of credit were $82.5 million at a weighted average interest rate of 7.8%.

    As a result of the Revolving Loan Agreement with Union Bank of California, N.A., we repaid all outstanding amounts under our $65 million revolving line of credit with Bank of America, N.A. and terminated the agreement.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $8.6 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At June 30, 2000, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $3.1 million and $2.1 million, respectively.

    As a result of the Powec acquisition, we have credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $6.1 million. The largest of these credit facilities are with banks in Norway totaling approximately $4.7 million and bear interest on amounts outstanding payable at various time intervals and market rates ranging between 7.85% and 8.32%. At June 30, 2000, amounts outstanding under Powec's credit facilities were $3.1 million.

    In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $9.1 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The 19.5 year loan bears an interest rate based on the bank's rate (8.3% at June 30, 2000) and is payable in semiannual installments until its maturity date in

July 2019. At June 30, 2000, the current and long-term amounts outstanding under this loan were $0.2 million and $8.9 million, respectively.

    In the first quarter of 2000 we repaid the outstanding balance on our $8 million revolving loan and $1 million equipment line of credit and cancelled the agreements. Total principal amounts repaid were $6.2 million and $0.3 million, respectively.

    At June 30, 2000, short-term (including current portion of long-term debt) and long-term amounts outstanding under all credit agreements with banks were $88.9 million and $11.0 million, respectively.

    We currently anticipate that our total capital expenditures for 2000 will be approximately $55 million, of which approximately $2 million represents costs related to the implementation of our Oracle ERP system at Power-Electronics, Inc., as well as continued enhancements and upgrades at our Camarillo and Mexico locations, approximately $25 million represents investments in surface-mount technology automation and approximately $20 million represents investments in manufacturing improvements. By year end, we expect to have a total of 17 SMT lines in operation of which 13 lines represent expenditures in the current year. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and general economic conditions.

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

    DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at June 30, 2000 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs or Norwegian Kroner, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates.

However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

                                                                                        THERE-                 FAIR
                                  2000       2001       2002       2003       2004      AFTER      TOTAL      VALUE
                                --------   --------   --------   --------   --------   --------   --------   --------
                                                    (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
CREDIT FACILITIES:
  Variable Rate ($US).........  $77,938         --        --         --         --          --    $77,938    $77,938
    Average Interest Rate.....      7.9%                                                              7.9%

  Variable Rate (CHF 7,500)...  $ 4,590         --        --         --         --          --    $ 4,590    $ 4,590
    Average Interest Rate.....      4.6%                                                              4.6%

  Variable Rate (NOK
    24,450)...................  $ 2,853         --        --         --         --          --    $ 2,853    $ 2,853
    Average Interest Rate.....      8.3%                                                              8.3%

  Variable Rate (AUD 400).....  $   240         --        --         --         --          --    $   240    $   240
    Average Interest Rate.....      8.4%                                                              8.4%

LONG-TERM DEBT:
  Fixed Rate (CHF 8,500)......  $ 2,162     $2,142      $918         --         --          --    $ 5,222    $ 5,222
    Average Interest Rate.....      3.7%       3.8%      4.4%                                         3.9%

  Variable Rate (NOK
    77,890)...................  $   232     $  465      $465       $465       $465      $6,996    $ 9,088    $ 9,088
    Average Interest Rate.....      8.3%       8.3%      8.3%       8.3%       8.3%        8.3%       8.3%

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 2000, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, electronics industry market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 3--NOT APPLICABLE

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 9, 2000, the Annual Meeting of Stockholders of Power-One, Inc. was held in Agoura Hills, California.

    An election of directors was held with the following individual being elected to the Company's Board of Directors.

Jon E. M. Jacoby             (27,129,746 votes for and 2,017,446 votes withheld)

    Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter were as follows:

    To approve the selection of Deloitte & Touche LLP as the Company's independent public accountants for the 2000 fiscal year (29,143,853 votes for, 1,515 votes against and 1,824 abstaining).

ITEM 5--NOT APPLICABLE

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 3.2--Amended and Restated Bylaws of the Company

    Exhibit 10.1--Revolving Loan Agreement among Power-One, Inc., International Power Devices, Inc., Melcher Holding AG and HC Power, Inc. and certain lenders, dated May 10, 2000.

    Exhibit 27--Financial Data Schedule

(b) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated February 29, 2000 was filed on April 20, 2000 to provide supplemental consolidated financial statements giving retroactive effect to the acquisition of HC Power, Inc. by the Company.

    A Current Report on Form 8-K dated June 2, 2000 was filed on June 20, 2000 to report that the Company's Board of Directors declared a three-for-two stock split of the Company's common stock.

    A Current Report on Form 8-K dated May 16, 2000 was filed on July 17, 2000, in accordance with Item 7 of Form 8-K, to provide financial statements and the pro forma financial information relating to the acquisition of Powec AS by the Company.

    A Current Report on Form 8-K dated July 26, 2000 was filed on August 9, 2000 to report that the Company's Board of Directors declared a rights distribution with respect to the Company's common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2000                                 POWER-ONE, INC.

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