Form 10-Q
period 2000-10-01
POWER ONE INC
filed 2000-11-15
CIK 1042825

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 14, 2000 there were outstanding 78,482,095 shares of common stock, $.001 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                POWER-ONE, INC.
                                     INDEX

                                                                                        PAGE
                                                                                      --------
PART I--FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements:

                        Consolidated Balance Sheets--
                        September 30, 2000 and December 31, 1999....................         3

                        Consolidated Statements of Operations--
                        for the Three Months and the Nine Months Ended
                        September 30, 2000 and 1999.................................         4

                        Consolidated Statements of Comprehensive Income (Loss)--
                        for the Three Months and the Nine Months Ended
                        September 30, 2000 and 1999.................................         5

                        Consolidated Statements of Cash Flows--
                        for the Nine Months Ended September 30, 2000 and 1999.......         6

                        Notes to Consolidated Financial Statements..................         8

Item 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................        14

Item 3.                 Quantitative and Qualitative Disclosures About Market
                        Risk........................................................        20

PART II--OTHER INFORMATION

Item 4.                 Submission of Matters to a Vote of Security Holders.........        22

Item 5.                 Other Information...........................................        22

Item 6.                 Exhibits and Reports on Form 8-K............................        22

SIGNATURES..........................................................................        23

                         PART I--FINANCIAL INFORMATION

ITEM 1--CONSOLIDATED FINANCIAL STATEMENTS

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................     $ 19,578        $ 63,769
  Accounts receivable:
    Trade, less allowance for doubtful accounts:
      $2,396--September 30, 2000; $1,918--December 31,
        1999................................................      111,618          45,805
    Other...................................................        3,483           1,914
  Inventories...............................................      153,175          61,834
  Deferred income taxes, net--current.......................        2,622           1,916
  Current portion of notes receivable from stockholders.....           --              30
  Prepaid expenses and other current assets.................        4,238           1,795
                                                                 --------        --------
        Total current assets................................      294,714         177,063
                                                                 --------        --------
PROPERTY & EQUIPMENT, net of accumulated depreciation and
  amortization: $25,132--September 30, 2000;
  $16,717--December 31, 1999................................       87,800          55,608
INTANGIBLE ASSETS, net......................................      161,785          59,217
NOTES RECEIVABLE FROM STOCKHOLDERS, less current portion....           --              79
OTHER ASSETS................................................       13,153           3,137
                                                                 --------        --------
TOTAL ASSETS................................................     $557,452        $295,104
                                                                 ========        ========

                             LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank credit facilities....................................     $145,716        $  7,579
  Current portion of long-term debt.........................        2,453           4,002
  Current portion of long-term capital leases...............          610             897
  Bank overdraft............................................        9,269           5,804
  Accounts payable..........................................       48,468          13,107
  Accrued payroll and related expenses......................        5,879           2,583
  Other accrued expenses....................................       38,372          16,811
                                                                 --------        --------
        Total current liabilities...........................      250,767          50,783
                                                                 --------        --------
LONG-TERM DEBT, less current portion........................        9,897           3,379
LONG-TERM CAPITAL LEASES, less current portion..............          392             842
DEFERRED INCOME TAXES, noncurrent...........................        9,714           2,757
OTHER LIABILITIES...........................................          598             112
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.001; 300,000,000 shares
    authorized; 73,713,206 and 71,962,224 shares issued and
    outstanding at September 30, 2000 and December 31, 1999,
    respectively............................................           74              72
  Additional paid-in-capital................................      241,793         212,148
  Accumulated other comprehensive loss......................       (8,478)         (3,476)
  Retained earnings.........................................       52,695          28,487
                                                                 --------        --------
        Total stockholders' equity..........................      286,084         237,231
                                                                 --------        --------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY....................     $557,452        $295,104
                                                                 ========        ========

                             See accompanying notes

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 2000             1999             2000             1999
                                            --------------   --------------   --------------   --------------
NET SALES.................................     $150,391          $72,626         $341,242         $163,240
COST OF GOODS SOLD........................       92,490           44,883          206,476           99,513
                                               --------          -------         --------         --------
    GROSS PROFIT..........................       57,901           27,743          134,766           63,727

EXPENSES:
  Selling, general and administrative.....       19,066           11,294           59,145           30,047
  Engineering and quality assurance.......        8,980            5,988           26,602           15,372
  Amortization of intangible assets.......        3,649            1,354            7,721            4,914
  In-process research and development.....           --               --               --            3,300
                                               --------          -------         --------         --------
    Total expenses........................       31,695           18,636           93,468           53,633

INCOME FROM OPERATIONS....................       26,206            9,107           41,298           10,094

OTHER INCOME (EXPENSE)
  Interest expense, net...................       (2,511)          (1,111)          (2,951)          (2,784)
  Other income (expense), net.............          334             (151)            (727)             125
                                               --------          -------         --------         --------
    Total other expense...................       (2,177)          (1,262)          (3,678)          (2,659)

INCOME BEFORE INCOME TAXES................       24,029            7,845           37,620            7,435

INCOME TAXES..............................        8,063            2,624           12,547            3,863
                                               --------          -------         --------         --------
NET INCOME................................     $ 15,966          $ 5,221         $ 25,073         $  3,572
                                               ========          =======         ========         ========
BASIC EARNINGS PER COMMON SHARE...........     $   0.22          $  0.09         $   0.34         $   0.06
                                               ========          =======         ========         ========
DILUTED EARNINGS PER COMMON SHARE.........     $   0.20          $  0.09         $   0.33         $   0.06
                                               ========          =======         ========         ========
BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING.............................       73,623           57,606           73,070           57,018
                                               ========          =======         ========         ========
DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING.............................       78,271           59,931           76,830           58,644
                                               ========          =======         ========         ========

                             See accompanying notes

                                POWER-ONE, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                -------------------------------   -------------------------------
                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                     2000             1999             2000             1999
                                                --------------   --------------   --------------   --------------
NET INCOME...................................       $15,966          $5,221           $25,073          $ 3,572
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment....        (7,464)          1,506            (5,002)          (3,601)
                                                    -------          ------           -------          -------
COMPREHENSIVE INCOME (LOSS)..................       $ 8,502          $6,727           $20,071          $   (29)
                                                    =======          ======           =======          =======

                             See accompanying notes

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000             1999
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................     $  25,073        $  3,572
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization...........................        16,625          10,583
    Stock compensation......................................        13,312             262
    Stock incentive plan (Note 4)...........................        (2,229)             --
    Purchased in-process research and development...........            --           3,300
    Net (gain) loss on disposal of property and equipment...           (21)             60
    Deferred income taxes...................................         6,294            (525)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................       (51,494)        (27,377)
    Inventories.............................................       (82,558)        (13,369)
    Prepaid expenses and other current assets...............        (2,307)            643
    Accounts payable........................................        25,859          12,344
    Accrued expenses........................................        23,465           4,804
    Other liabilities.......................................             8            (132)
                                                                 ---------        --------
        Net cash used in operating activities...............       (27,973)         (5,835)
                                                                 ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Powec, net of cash acquired (Note 4)........       (72,545)             --
  Telecommunications product line acquired from Eldec
    (Note 4)................................................       (14,000)             --
  Investment in IPD, net of cash acquired (Note 5)..........       (13,000)        (28,739)
  Acquisition of property and equipment.....................       (34,245)        (20,111)
  Proceeds from sale of property and equipment..............            35             112
  Other assets..............................................       (20,089)           (901)
                                                                 ---------        --------
        Net cash used in investing activities...............      (153,844)        (49,639)
                                                                 ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on bank credit facilities........       148,996          64,235
  Repayments of borrowings on bank credit facilities........       (13,857)        (72,188)
  Bank overdraft............................................         3,519           3,111
  Proceeds from borrowings on long-term debt................            --             526
  Repayments of borrowings on long-term debt................        (3,020)         (2,209)
  Principal payments under capital lease obligations........          (713)           (680)
  Issuance of common stock, net.............................         3,600          95,570
  Proceeds from notes receivable from stockholders..........           109              --
  Distributions to stockholders.............................          (865)             --
                                                                 ---------        --------
        Net cash provided by financing activities...........       137,769          88,365
                                                                 ---------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................          (143)           (201)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............       (44,191)         32,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............        63,769          10,971
                                                                 ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $  19,578        $ 43,661
                                                                 =========        ========

                             See accompanying notes

                                POWER-ONE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            NINE MONTHS ENDED
                                                     -------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2000             1999
                                                     --------------   --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for
    Interest.......................................      $ 3,252          $2,561
    Income taxes...................................      $10,988          $  712

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    On May 16, 2000, Power-One, Inc. ("Power-One" or the "Company") acquired Norwegian-based Powec AS and the minority interests of certain Powec subsidiaries (collectively referred to as "Powec") for approximately $72.0 million in cash, plus $2.5 million in acquisition costs, and 428,070 shares of the Company's common stock (See Note 4). In connection with the acquisition, liabilities assumed were determined as follows:

Fair value of tangible assets acquired......................  $ 38,766
Fair value of goodwill and other identifiable intangible
  assets....................................................    83,645
Cash paid for Powec's capital stock.........................   (74,452)
Fair value of stock issued for Powec's capital stock........   (12,735)
                                                              --------
Liabilities assumed.........................................  $ 35,224
                                                              ========

    On May 16, 2000, the Company also acquired a telecommunications product line from Eldec Corporation, a subsidiary of Crane Co. ("Eldec"), for $14.0 million in cash (See Note 4). In connection with the acquisition, liabilities assumed were determined as follows:

Fair value of tangible assets acquired......................  $  2,290
Fair value of goodwill and other identifiable intangible
  assets....................................................    12,129
Cash paid for product line..................................   (14,000)
                                                              --------
Liabilities assumed.........................................  $    419
                                                              ========

    On January 29, 1999, the Company purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million. In connection with the acquisition, liabilities assumed were determined as follows:

Fair value of tangible assets acquired......................  $ 21,248
Fair value of goodwill and other identifiable intangible
  assets....................................................    17,454
Cash paid for IPD's capital stock...........................   (29,500)
                                                              --------
Liabilities assumed.........................................  $  9,202
                                                              ========

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the supplemental consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 8-K, filed on April 20, 2000, which were restated under the pooling of interests method of accounting to give retroactive effect to the merger between a wholly-owned subsidiary of the Company and HC Power, Inc. ("HCP") (see Note 4).

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13-to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described its year-ended January 2, 2000 as December 31, 1999 and the three-month and nine-month periods ended October 1, 2000 and September 26, 1999 as September 30.

    All share and per share amounts have been retroactively restated to give effect to the Company's three-for-two stock split that occurred on June 2, 2000 and the Company's two-for-one stock split that occurred on September 11, 2000.

    Certain reclassifications have been made to the amounts in the Consolidated Balance Sheet as of December 31, 1999 and the Consolidated Statement of Cash Flows for the nine-month period ended September 30, 1999 to conform to the classifications in the current year period.

    Revenue is recognized upon shipment of product. Sales are recorded net of sales returns and discounts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides additional guidance in applying generally accepted principles to revenue recognition in the financial statements. We have evaluated our revenue recognition policies pursuant to the adoption of SAB 101, and we believe that such adoption will not have any impact.

    The Company enters into derivative instrument contracts to manage exposure to fluctuations in interest rates. The interest rate differential and any gains and losses resulting from interest rate swap or swaption contracts, all of which are used to hedge underlying debt obligations, are reflected as an adjustment to interest expense over the life of the contracts. At December 31, 1999 and September 30, 2000, no derivative instruments were held by the Company.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of SFAS No. 133 on its operations and financial position.

                                POWER-ONE, INC.

NOTE 2--INVENTORIES

    Inventories consist of the following (In thousands):

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
                                                      --------------   -------------
Raw materials.......................................     $111,601         $40,970
Subassemblies-in-process............................       29,140           8,360
Finished goods......................................       12,434          12,504
                                                         --------         -------
                                                         $153,175         $61,834
                                                         ========         =======

NOTE 3--EARNINGS PER SHARE

    Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings per share for the three-month and nine-month periods ended
September 30 are calculated as follows (in thousands, except share and per share data):

                                      THREE MONTHS ENDED               THREE MONTHS ENDED
                                      SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                ------------------------------   ------------------------------
                                  NET      AVERAGE      PER        NET      AVERAGE      PER
                                 INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                --------   --------   --------   --------   --------   --------
Net income....................  $15,966                           $5,221

Basic earnings per share:
  Weighted average shares
    outstanding...............              73,623                           57,606
                                -------     ------                ------     ------
  Basic earnings per share....   15,966     73,623      $.22       5,221     57,606      $.09
                                                        ====                             ====

Dilutive securities--
  Stock options...............               4,648                            2,325
                                -------     ------                ------     ------
Diluted earnings per share:...  $15,966     78,271      $.20      $5,221     59,931      $.09
                                =======     ======      ====      ======     ======      ====

                                      NINE MONTHS ENDED                NINE MONTHS ENDED
                                      SEPTEMBER 30, 2000               SEPTEMBER 30, 1999
                                ------------------------------   ------------------------------
                                  NET      AVERAGE      PER        NET      AVERAGE      PER
                                 INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                --------   --------   --------   --------   --------   --------
Net income....................  $25,073                           $3,572

Basic earnings per share:
  Weighted average shares
    outstanding...............              73,070                           57,018
                                -------     ------                ------     ------
  Basic earnings per share....   25,073     73,070      $.34       3,572     57,018      $.06
                                                        ====                             ====

Dilutive securities--
  Stock options...............               3,760                            1,626
                                -------     ------                ------     ------
Diluted earnings per share:...  $25,073     76,830      $.33      $3,572     58,644      $.06
                                =======     ======      ====      ======     ======      ====

                                POWER-ONE, INC.

NOTE 4--ACQUISITIONS

    On February 29, 2000, the Company acquired HCP; the former shareholders of HCP received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. Of the total shares issued, 636,351 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The merger has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to give retroactive effect to the acquisition of HCP by the Company. All transactions between the Company and HCP have been eliminated in the consolidated financial statements. Net sales and net income (loss) for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000
                                                  ----------------------------------
                                                            (IN THOUSANDS)
                                                             INTERCOMPANY
                                                             ELIMINATIONS
                                                             ------------
NET SALES:
  Power-One.....................................  $297,970      $  --       $297,970
  HCP...........................................    43,272         --         43,272
                                                  --------      -----       --------
  Combined......................................  $341,242      $  --       $341,242
                                                  ========      =====       ========

                                                             INTERCOMPANY
                                                             ELIMINATIONS
                                                             ------------
NET INCOME (LOSS):
  Power-One.....................................  $ 29,899      $(269)      $ 29,630
  HCP...........................................    (4,826)       269         (4,557)
                                                  --------      -----       --------
  Combined......................................  $ 25,073      $  --       $ 25,073
                                                  ========      =====       ========

                                                      FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1999
                                                  ----------------------------------
                                                            (IN THOUSANDS)
                                                             INTERCOMPANY
                                                             ELIMINATIONS
                                                             ------------
NET SALES:
  Power-One.....................................  $142,643      $  --       $142,643
  HCP...........................................    20,597         --         20,597
                                                  --------      -----       --------
  Combined......................................  $163,240      $  --       $163,240
                                                  ========      =====       ========

                                                             INTERCOMPANY
                                                             ELIMINATIONS
                                                             ------------
NET INCOME (LOSS):
  Power-One.....................................  $  2,984      $  --       $  2,984
  HCP...........................................       588         --            588
                                                  --------      -----       --------
  Combined......................................  $  3,572      $  --       $  3,572
                                                  ========      =====       ========

                                POWER-ONE, INC.

NOTE 4--ACQUISITIONS (CONTINUED)
    HCP is based in Irvine, California and is a supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. HCP's major customers include service providers such as Williams Communications, CEA Telecom, Qwest and Nextel, and OEMs such as Motorola and Nortel Networks.

    HCP provided for stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HCP common stock to the employees over specified vesting periods, ranging from three to 12 years. All stock bonus agreements contained accelerated vesting provisions upon a change in control of HCP. The unvested shares became vested at the time of the merger with the Company. 812,928 shares of the Company's common stock were issued to the employees of HCP in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was based on $16.38 per share, the fair value of the Company's common stock on February 29, 2000, and a $2.2 million tax benefit in the second quarter of 2000.

    In connection with the HCP acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    On May 16, 2000, the Company acquired Powec for approximately $72.0 million in cash, plus $2.5 million in acquisition costs, and 428,070 shares of the Company's common stock. The market value of the Company's common stock on the date of acquisition was $29.75 per share resulting in a total purchase price valued at approximately $84.7 million, plus $2.5 million in acquisition costs. Additionally, Powec had approximately $12 million of debt outstanding. Certain additional payments may be made to Powec stockholders based on the attainment of defined operational performance objectives through 2001.

    Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. Powec's customers include Nokia, Vodafone, Ericsson, Eircom, Telia, Hong Kong Telecom, Telenor, Sonera and TeleDanmark.

    On May 16, 2000, the Company also acquired the telecommunications product line from Eldec Corporation, for $14.0 million in cash. This product line includes the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufacturers such as Motorola, Ericsson, and Nokia US.

    In addition to the shares issued for the Powec purchase, the purchases were financed with $20.0 million of the Company's cash and approximately $68.5 million of advances under the Company's credit facility, which includes $2.5 million to finance the related acquisition costs.

    The acquisitions were accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from three to 15 years. The fair value of Powec's assets and liabilities, as well as the fair value of the assets and liabilities acquired from Eldec, have been included in the Company's balance sheet as of September 30, 2000. The consolidated statements of operations, comprehensive income and cash flow for the nine months ended September 30, 2000, include five months of Powec's operations.

                                POWER-ONE, INC.

NOTE 4--ACQUISITIONS (CONTINUED)
    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Powec and the telecommunications product line had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, assumed interest expense, assumed decrease in interest earned and the related income tax effect of such adjustments. The pro forma amounts for the nine-month period ended September 30, 2000 exclude non-recurring items totaling $1.5 million, which consist of an inventory fair market value write-up of $2.0 million, net of related income tax benefit.

                                                            NINE MONTHS ENDED
                                                     -------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2000             1999
                                                     --------------   --------------
                                                        (IN THOUSANDS, EXCEPT PER
                                                             SHARE AMOUNTS)
PRO FORMA:
Net sales..........................................     $366,912         $205,245
Net income (loss)..................................     $ 25,344         $ (2,272)
Basic earnings (loss) per common share.............     $   0.35         $  (0.04)
Diluted earnings (loss) per common share...........     $   0.33         $  (0.04)

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

    Intangible assets consist of the following (in thousands):

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
                                                      --------------   -------------
Goodwill and trade name.............................     $118,518         $40,093
Distribution network................................        5,207           5,207
Sales force.........................................          625             681
Product technology..................................       32,003          19,500
Assembled workforce.................................        1,582             800
Customer relationships..............................       23,060           4,700
                                                         --------         -------
                                                          180,995          70,981
Less accumulated amortization.......................       19,210          11,764
                                                         --------         -------
                                                         $161,785         $59,217
                                                         ========         =======

                                POWER-ONE, INC.

NOTE 5--INTANGIBLE ASSETS (CONTINUED)
    The increase in intangible assets from December 31, 1999 is primarily related to intangibles totaling approximately $88.1 million which were recorded upon the acquisition of Powec and the purchase of the telecommunications product line from Eldec in May 2000, as well as a $13.0 million payment made to IPD's shareholders in the second quarter of 2000, upon IPD attaining certain defined operational performance objectives.

NOTE 6--CREDIT FACILITY

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides the Company with a revolving line of credit of $200 million. The line of credit bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the
Company: LIBOR, 6.6% at September 30, 2000, plus 1.25% to 2.25%, or the bank's base rate, 9.8% at September 30, 2000, plus 0% to 1.00%. The credit agreement:

    - provides for restrictions on additional borrowings, leases and capital expenditures;

    - prohibits us from paying dividends, liquidating, merging, consolidating or selling our assets or business without the bank's prior approval;

    - requires us to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio;

    - prohibits us, in certain circumstances, from making strategic investments in excess of $10 million without the bank's prior approval;

    - prohibits us, in certain circumstances, from paying $30 million or more for acquisitions not previously approved by the bank; and

    - requires us to use the proceeds of any public offering of our stock to pay off any indebtedness then outstanding under the loan agreement evidenced by notes.

    Borrowings under this line of credit are collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. At September 30, 2000, amounts outstanding under this line of credit were $142.3 million at a weighted average interest rate of 8.1%.

NOTE 7--SUBSEQUENT EVENTS

    On November 2, 2000, the Company entered into an underwriting agreement for the sale by the Company of 4 million shares of its common stock, for gross proceeds to the Company of $280 million. Morgan Stanley Dean Witter acted as the sole underwriter in the transaction, and the issue was underwritten on a "bought deal" basis. The underwriter also exercised in full an over-allotment option for 500,000 additional shares of common stock, which resulted in $35 million of additional gross proceeds to the Company.

    Net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses, were approximately $314 million. We used a portion of the net proceeds to repay approximately $154 million of indebtedness outstanding under our revolving loan agreement on November 7, 2000. The remaining offering proceeds were invested in short-term, interest-bearing investment grade financial instruments.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL. In January 1999, we broadened our portfolio of DC/DC products by acquiring International Power Devices, Inc., or IPD, for $45 million, including certain capitalized lease obligations and other indebtedness of IPD. IPD is based in Boston, Massachusetts and is a leading supplier of high-density board-mounted DC/DC power converters ("Bricks"). In February 2000, we acquired HC Power, Inc., or HCP, in a stock-for-stock transaction, in which the former shareholders of HCP received a total of 6,363,621 shares of our common stock for all shares of common stock of HCP outstanding on the effective date of the merger. HCP is based in Irvine, California and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. In May 2000, we further increased our presence in the telecommunications industry by acquiring Norwegian-based Powec AS and the minority interests of certain Powec subsidiaries, collectively referred to as Powec, for approximately $72.0 million, plus $2.5 million in acquisition costs and 428,070 shares of our common stock, as well as the assumption of approximately $12 million of debt. Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. The acquisitions of IPD and Powec were accounted for using the purchase method of accounting, and, as such, their results of operations have been included in the consolidated results of operations since their respective dates of acquisition. Although the acquisition of Powec occurred on May 16, 2000, the Company has elected to use the beginning of the month as the acquisition date for purchase accounting. As such, all references to operating data for the three and nine months ended September 30, 2000 include three and nine months of operations for IPD, and three and five months of operations for Powec, respectively. All references to operating data for the three and nine months ended September 30, 1999 include three and eight months of operations for IPD. The acquisition of HCP was accounted for as a pooling of interests, and all prior periods have been restated to give retroactive effect to the acquisition of HCP.

    NET SALES. Net sales increased $178.0 million, or 109.0%, to $341.2 million for the nine months ended September 30, 2000 from $163.2 million for the nine months ended September 30, 1999. The increase in net sales was attributable to strong growth in shipments across all major product lines. The primary contributors to the $178.0 million increase in net sales were DC/DC power supplies which resulted primarily from strong growth in unit shipments of our advanced line of Bricks to the communications market, telecom power systems, of which $35.0 million was contributed by Powec, and embedded AC/DC power supplies, primarily due to strong sales to the ATE/semiconductor test equipment, communications and industrial markets. Results for the first nine months of 1999 were adversely affected by lower sales to the ATE/semiconductor test equipment market, which was still experiencing a slowdown in the first half of last year.

    Net sales to OEMs in the first nine months of 2000 were $259.9 million, or 76.2% of net sales, up from $128.8 million, or 78.9% of net sales, for the comparable period of 1999. Net sales to Cisco, our largest customer, represented 20.3% of net sales in the nine months ended September 30, 2000. Cisco was the only customer to exceed 10% of net sales for the nine months ended
September 30, 2000. Net sales to service providers were $23.5 million, or 6.9% of net sales, in the first nine months of 2000, compared with $3.8 million, or 2.3% of net sales in the comparable period in 1999. Net sales through distributors were $57.8 million, or 16.9% of net sales, in the first nine months of 2000, compared with $30.6 million, or 18.8% of net sales, in the same period in 1999. The decrease in our percentage of net sales through distributors is due to the customer base of our recent acquisitions of IPD, HCP and Powec, each of which makes a larger proportion of their sales to OEMs and service providers.

    Net sales for the three months ended September 30, 2000 increased $77.8 million, or 107.1%, to $150.4 million compared with $72.6 million for the three months ended September 30, 1999. As was the case in the first nine months of 2000, the increase in net sales for the third quarter was attributable to strong growth in shipments across all major product lines. The main contributors to the $77.8 million increase in net sales were primarily Bricks, telecom power systems, and embedded AC/DC power supplies.

    Net sales to OEMs in the third quarter of 2000 were $115.7 million, or 76.9% of net sales, up from $58.5 million, or 80.6% of net sales, for the comparable period in 1999. Net sales to Cisco represented 23.2% of net sales in the third quarter of 2000. Cisco was the only customer to exceed 10% of net sales in the third quarter of 2000. Net sales to service providers were $10.7 million, or 7.1% of net sales, in the third quarter of 2000 compared with $2.9 million, or 4.0% of net sales, in the third quarter of 1999. Net sales through distributors were $24.0 million, or 16.0% of net sales, in the third quarter of 2000 compared with $11.2 million, or 15.5% of net sales, in the same period in 1999.

    Net sales by markets for the nine months ended September 30, 2000 and 1999 were:

                                                               NINE MONTHS
                                                             ENDED SEPT. 30,
                                                             ----------------
                                                             2000       1999
                                                             -----      -----
Communications.............................................   67.6%      50.0%
ATE/Semiconductor test equipment...........................   12.0%       8.4%
Industrial.................................................    8.6%      17.7%
Other......................................................   11.8%      23.9%
                                                             -----      -----
    Total..................................................  100.0%     100.0%

    The Company's combined backlog on September 30, 2000 was $238.2 million, an increase of 255.8% and 256.9% compared to backlog of $66.9 million on December 31, 1999 and $66.7 million on September 30, 1999, respectively. Powec contributed approximately $12.0 million to our third quarter backlog. The significant increase in backlog was driven primarily by strong demand from our communications customers for our Bricks and telecom rack systems, as well as robust growth from the ATE/semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $71.0 million, or 111.5%, to $134.8 million for the nine months ended September 30, 2000 from $63.7 million for the nine months ended September 30, 1999. As a percentage of net sales, gross profit increased to 39.5% for the first nine months of 2000 from 39.0% for the same period in 1999. Gross profit for the nine-month periods include inventory write-up related purchase accounting adjustments due to the Powec acquisition in May 2000 and the IPD acquisition in January 1999 of approximately $2.0 million and $0.8 million, respectively, which negatively impacted each year's gross profit margin. Excluding these non-recurring adjustments, gross profit margin would have been 40.1% for the first nine months of 2000 and 39.5% for the same period in 1999. On this basis, the improved 0.6% profit margin in the first nine months of 2000 compared with the same period last year is primarily due to the increase in net sales which allowed us to better leverage our fixed manufacturing expenses, as well as the transfer of high-density DC/DC product manufacturing from our Boston facility to our low cost manufacturing facility in Mexico. Our gross profit margin in 2000 was also negatively impacted by higher material costs due to tight allocations for certain components that were adversely affected by component availability issues facing the industry. Looking forward, however, we expect our materials issues to improve in the fourth quarter and next year.

    Gross profit for the three months ended September 30, 2000 increased $30.2 million, or 108.7%, to $57.9 million from $27.7 million for the same period in 1999. As a percentage of net sales, gross profit increased to 38.5% for the third quarter of 2000 from 38.2% for the third quarter of 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $29.1 million, or 96.8%, to $59.1 million for the nine months ended September 30, 2000 from $30.0 million for the nine months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 17.3% for the first nine months of 2000 from 18.4% for the same period in 1999.

    Selling expense increased $7.5 million primarily due to higher employee costs and an increase in sales commissions due to the increase in net sales, as well as approximately $2.5 million in selling expense contributed by Powec.

    General and administrative expense increased $21.6 million, which was primarily due to an $8.7 million stock compensation charge related to HCP bonus agreements that vested on the date of acquisition, $2.4 million of HCP acquisition costs, $1.3 million in administrative expense contributed by Powec, and an increase of $9.2 million in our core administrative expense. The increase in our core administrative expense was primarily due to higher employee costs, with the remainder of the increase primarily due to higher depreciation on our Oracle ERP system, as well as increases in other operating expenses to support the increase in business activities.

    Excluding non-recurring items, selling, general and administrative expense increased $17.9 million, or 59.5%, to $47.9 million, or 14.0% of net sales for the nine months ended September 30, 2000 from $30.0 million, or 18.4% for the nine months ended September 30, 1999.

    Selling, general and administrative expense for the three months ended September 30, 2000, increased $7.8 million, or 68.8%, to $19.1 million from $11.3 million for the three months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 12.7% for the three months ended September 30, 2000 from 15.6% for the same period in 1999.

    Selling expenses increased $3.7 million primarily due to higher employee costs and an increase in sales commissions due to the increase in net sales, as well as $1.6 million in selling expense contributed by Powec.

    General and administrative expense increased $4.1 million primarily due to higher employee costs, higher depreciation, as well as increases in other operating expenses to support the increase in business activities.

    ENGINEERING AND QUALITY ASSURANCE EXPENSE. Engineering and quality assurance expense increased $11.2 million, or 73.1%, to $26.6 million for the nine months ended September 30, 2000 from $15.4 million for the nine months ended September 30, 1999. As a percentage of net sales, engineering and quality assurance expense decreased to 7.8% for the first nine months of 2000 from 9.4% for the comparable period in 1999. The increase of $11.2 million was primarily due to a $4.6 million stock compensation charge due to HCP stock bonus agreements that vested on the date of acquisition, $1.1 million in engineering and quality assurance expenses contributed by Powec, with the remainder of the increase primarily due to higher employee costs which are directly attributable to our commitment to make R&D investments in support of our future growth.

    Excluding non-recurring items, engineering and quality assurance expense increased $6.5 million, or 42.5%, to $21.9 million, or 6.4% of net sales, for the nine months ended September 30, 2000 from $15.4 million, or 9.4% of net sales, for the nine months ended September 30, 1999.

    Engineering and quality assurance expense for the three months ended September 30, 2000, increased $3.0 million, or 50.0%, to $9.0 million from $6.0 million for the three months ended September 30, 1999. As a percentage of net sales, engineering and quality assurance expense decreased to 6.0% for the three months ended September 30, 2000 from 8.2% for the same period in 1999. The increase of $3.0 million was primarily due to higher employee costs, higher product development costs, as well as a $713,000 engineering and quality assurance expense contributed by Powec.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased $2.8 million, or 57.1%, to $7.7 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999. Included in the nine-month period ended September 30, 1999 is a $1.0 million charge taken in the first quarter of 1999 to write off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. Excluding this non-recurring charge, amortization of intangibles increased $3.8 million, or 97.3%, to $7.7 million for the nine months ended September 30, 2000 from $3.9 million for the nine months ended September 30, 1999. The $3.8 million increase in amortization expense was primarily attributable to $2.9 million for five months of amortization expense related to the intangibles recorded for the acquisition of Powec and a $625,000 increase in amortization related to intangibles recorded for the acquisition of IPD since a $13.0 million earn-out was paid to IPD's former shareholders in the second quarter of 2000.

    Amortization of intangibles increased $2.3 million, or 169.5%, to $3.6 million for the three months ended September 30, 2000 from $1.4 million for the same period in 1999. This increase was primarily due to $1.8 million of amortization related to the Powec acquisition and a $235,000 increase in earn-out related amortization expense attributable to the IPD acquisition.

    IN-PROCESS RESEARCH AND DEVELOPMENT. As a result of the IPD acquisition, we recorded a one-time charge of $3.3 million in the first quarter of 1999 for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

    INCOME FROM OPERATIONS. As a result of the items above, income from operations increased $31.2 million, or 309.0%, to $41.3 million for the nine months ended September 30, 2000 from $10.1 million for the nine months ended September 30, 1999. Excluding non-recurring items totaling approximately $15.9 million in the first quarter of 2000 related to the HCP acquisition and $2.0 million in the second quarter of 2000 related to the Powec acquisition, income from operations would have been $59.3 million, or 17.4% of net sales for the first nine months of 2000. Excluding non-recurring items totaling approximately $5.1 million related to the IPD acquisition, income from operations would have been $15.2 million, or 9.3% of net sales for the first nine months of 1999.

    As a result of the items above, income from operations increased $17.1 million, or 187.8%, to $26.2 million for the three months ended September 30, 2000 from $9.1 million for the three months ended September 30, 1999. As a percentage of net sales, income from operations increased to 17.4% for the three months ended September 30, 2000 from 12.5% for the same period in 1999.

    INTEREST INCOME (EXPENSE), NET. Net interest expense increased $167,000, or 6.0%, to $3.0 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. We used our bank line of credit to fund the acquisitions of Melcher in August 1998 and IPD in January 1999. As a result, we incurred interest expense on the outstanding borrowings for the majority of the nine months ended September 30, 1999. In September 1999, we issued additional shares of common stock and used the proceeds to pay off substantially all of the outstanding bank debt. Net interest expense for the first nine months of 2000 was primarily related to borrowings from our revolving bank credit facility to help finance the acquisition of Powec in May 2000, as well as capital expenditures to support our manufacturing facilities.

    Net interest expense for the three months ended September 30, 2000 increased $1.4 million, or 126.0%, to $2.5 million from $1.1 million for the three months ended September 30, 1999. The increase in net interest expense was primarily due to bank credit facility advances to finance the Powec acquisition and capital expenditures.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, decreased $852,000 to $727,000 expense for the nine months ended September 30, 2000 from $125,000 income for the nine months ended September 30, 1999. Other income (expense), net, increased $485,000 to $334,000 income for the three months ended September 30, 2000 from $151,000 expense for the same period in 1999. The increased expense for the nine-month period is primarily attributable to losses recorded on foreign currency transactions at our international locations and a $242,000 write-off of bank fees related to our

$65 million line of credit which was terminated in the second quarter of 2000 and replaced with a $200 million line of credit with another group of banks. The increased income for the third quarter of 2000 was primarily due to gains on foreign currency transactions at our international locations.

    INCOME TAXES. The provision for income taxes was $12.5 million for the nine months ended September 30, 2000 compared to $3.9 million for the nine months ended September 30, 1999. The income tax expense for the first nine months of 2000 reflects a non-recurring benefit of $366,000 related to net deferred tax assets recorded upon HCP's conversion from an S-corporation to a C-corporation. The pre-tax income for the first nine months of 1999 includes the $3.3 million charge for in-process research and development and $304,000 amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. Excluding non-recurring items, the effective tax rate would have been approximately 34.2% for the first nine months of 2000 compared to 36.7% for the first nine months of 1999. The provision for income taxes for the three months ended September 30, 2000 was $8.1 million compared to $2.6 million for the same period in 1999. The effective tax rate was approximately 33.6% for the three months ended September 30, 2000 compared to 33.4% for the comparable period in 1999. The lower effective tax rate for the nine months ended
September 30, 2000, after excluding non-recurring items, compared to the same period in 1999 was primarily the result of greater profits being earned by our international subsidiaries that are located in countries with lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance decreased $44.2 million, or 69.3% from $63.8 million at December 31, 1999 to $19.6 million at September 30, 2000. Our primary source of cash in the first nine months of 2000 consisted of borrowings from our bank credit facilities of $149.0 million. The primary uses of cash in the first nine months of 2000 consisted of $74.5 million for the purchase of Powec, $14.0 million for the purchase of the telecommunications product line from Eldec, $13.0 million for the earn-out paid to IPD's former stockholders, $34.2 million for the acquisition of property and equipment, $13.9 million for the repayment of borrowings on our bank credit facilities and $28.0 million for operating activities.

    Cash used in operating activities in the first nine months of 2000 was $28.0 million and was primarily attributable to cash earnings from operations of $52.8 million (net income plus depreciation, stock compensation, stock incentive plan and loss on disposal of property and equipment) offset by $80.8 million used for working capital. The $80.8 million used for working capital was primarily due to an increase in accounts receivable and inventories of $51.5 million and $82.6 million, respectively, and a net decrease in accounts payable and accrued expenses of $25.9 million and $23.5 million, respectively.

    The $34.2 million to acquire property and equipment included approximately $15.5 million to acquire surface-mount technology (SMT) equipment, $1.2 million for hardware, software and implementation support related to our Oracle ERP system conversion at our Caribbean facility, $9.7 million for other manufacturing equipment and the balance for additional property, plant and capital equipment expenditures consistent with supporting our growth plans.

    Of the $149.0 million of proceeds from borrowings on our bank credit facilities, approximately $68.5 million was used to finance the Powec acquisition and the purchase of the telecommunications product line from Eldec and $13 million was used for the IPD earn-out. The remaining proceeds were primarily used to finance capital expenditures, procure inventory to support our operations and for the repayment of debt.

    On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides us with a revolving line of credit of $200 million. The line of credit bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR, 6.6% at September 30, 2000, plus 1.25% to 2.25%, or the bank's base rate, 9.8% at September 30, 2000, plus 0% to 1.00%. The credit agreement:

    - provides for restrictions on additional borrowings, leases and capital expenditures;

    - prohibits us from paying dividends, liquidating, merging, consolidating or selling our assets or business without the bank's prior approval;

    - requires us to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio;

    - prohibits us, in certain circumstances, from making strategic investments in excess of $10 million without the bank's prior approval;

    - prohibits us, in certain circumstances, from paying $30 million or more for acquisitions not previously approved by the bank; and

    - requires us to use the proceeds of any public offering of our stock to pay off any indebtedness then outstanding under the loan agreement evidenced by notes.

    Borrowings under this line of credit are collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. At September 30, 2000, amounts outstanding under this line of credit were $142.3 million at a weighted average interest rate of 8.1%.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $6.9 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At September 30, 2000, short-term, including current portion of long-term debt, and long-term amounts outstanding under Melcher's credit facilities were $2.0 million and $2.0 million, respectively.

    As a result of the Powec acquisition, we have credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.7 million. The largest of these credit facilities are with banks in Norway totaling approximately $4.4 million and bear interest on amounts outstanding payable at various time intervals and market rates ranging between 7.85% and 8.32%. At September 30, 2000, amounts outstanding under Powec's credit facilities were $3.4 million.

    In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.3 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The 19.5-year loan bears an interest rate based on the bank's rate, 8.3% at September 30, 2000, and is payable in semiannual installments until its maturity date in July 2019. At September 30, 2000, the current and long-term amounts outstanding under this loan were $400,000 and $7.9 million, respectively.

    At September 30, 2000, short-term, including current portion of long-term debt, and long-term amounts outstanding under all credit agreements with banks were $148.2 million and $9.9 million, respectively.

    We currently anticipate that our total capital expenditures for 2000 will be approximately $60 million, of which approximately $2 million represents costs related to the implementation of our Oracle ERP system at Power-Electronics, Inc., as well as continued enhancements and upgrades at our Camarillo and Mexico locations, approximately $30 million represents investments in SMT automation and approximately $20 million represents investments in manufacturing improvements. By year end, we expect to have a total of 19 SMT lines in operation, of which 15 lines were acquired in the current year. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and general economic conditions.

    On November 7, 2000, we received net proceeds of $314 million from the sale of 4,500,000 shares of our common stock. After paying off all indebtedness outstanding on that date under our revolving loan agreement, approximately
$154 million, we invested the remainder of the offering proceeds in short-term, interest-bearing, investment grade obligations.

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

    DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, 3.4% at September 30, 2000, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at September 30, 2000 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, Norwegian Kroner or Australian dollars, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

                                                     EXPECTED MATURITY DATE
                                 ---------------------------------------------------------------
                                                                                         THERE-                 FAIR
                                   2000       2001       2002       2003       2004      AFTER      TOTAL      VALUE
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                     (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
CREDIT FACILITIES:
  Variable Rate ($US).........   $137,938        --        --         --         --          --    $137,938   $137,938
    Average Interest Rate.....        8.2%                                                              8.2%

  Variable Rate
    (CHF 7,537)...............   $  4,343        --        --         --         --          --    $  4,343   $  4,343
    Average Interest Rate.....        4.9%                                                              4.9%

  Variable Rate
    (NOK 29,380)..............   $  3,217        --        --         --         --          --    $  3,217   $  3,217
    Average Interest Rate.....        8.3%                                                              8.3%

  Variable Rate (AUD 400).....   $    218        --        --         --         --          --    $    218   $    218
    Average Interest Rate.....        8.4%                                                              8.4%

LONG-TERM DEBT:
  Fixed Rate (CHF 8,500)......   $  1,152    $2,017      $865         --         --          --    $  4,034   $  3,882
    Average Interest Rate.....        4.0%      3.8%      4.4%                                          4.0%

  Variable Rate
    (NOK 75,925)..............   $      0    $  436      $436       $436       $436      $6,572    $  8,316   $  4,111
    Average Interest Rate.....        8.3%      8.3%      8.3%       8.3%       8.3%        8.3%

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 2000, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains statements which, to the extent that they are not recitations of historical fact, constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements.

                           PART II--OTHER INFORMATION

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On August 31, 2000, at a special meeting of stockholders, stockholders approved a proposal to amend Article FOURTH of the Company's Restated Certificate of Incorporation to increase the total number of authorized shares of common stock from 60 million to 300 million shares. Votes were cast as follows:


FOR.........................................................  23,960,348
AGAINST.....................................................   9,873,868
ABSTAIN.....................................................      11,073

ITEM 5--OTHER INFORMATION

    The two-for-one stock split, declared by the Company's Board of Directors on July 26, 2000 and effected in the form of a 100 percent stock dividend, was paid on September 11, 2000 to stockholders of record on August 31, 2000. The dividend had been conditioned upon approval by the stockholders of the amendment to the Company's Restated Certificate of Incorporation increasing the authorized common stock.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    Exhibit 3.1--Amendment to Certificate of Incorporation, filed with the State of Delaware Secretary of State on August 31, 2000.

    Exhibit 27--Financial Data Schedule

(b) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated November 2, 2000 was filed on
    November 6, 2000 to provide information in connection with the issuance by the Company of 4,500,000 shares of common stock pursuant to the Company's Registration Statement on Form S-3.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000                               POWER-ONE, INC.

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