Form 10-K405
period 2000-12-31
POWER ONE INC
filed 2001-03-26
CIK 1042825

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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
     (State or other jurisdiction of              (I.R.S. Employer Identification No.)
     incorporation or organization)

             740 CALLE PLANO                                      93012
          CAMARILLO, CALIFORNIA                                (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code (805) 987-8741

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $1.0 billion.

    As of March 15, 2001, 78,567,095 shares of the Registrant's $0.001 par value common stock were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I

Item 1.      Business....................................................      3
Item 2.      Properties..................................................     17
Item 3.      Legal Proceedings...........................................     18
Item 4.      Submission of Matters to a Vote of Security Holders.........     18

PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................     20
Item 6.      Selected Financial Data.....................................     20
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operation....................................     24
Item 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................     33
Item 8.      Financial Statements and Supplementary Data.................     34
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures...................................     34

PART III

Item 10.     Directors and Executive Officers of the Company.............     34
Item 11.     Executive Compensation......................................     34
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................     34
Item 13.     Certain Relationships and Related Transactions..............     34

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................     35

Signatures...............................................................     38

Index to Financial Statements............................................    F-1

Financial Statement Schedule.............................................    S-1

Index to Exhibits........................................................    S-2

    UNLESS THE CONTEXT INDICATES OTHERWISE, ALL REFERENCES HEREIN TO "POWER-ONE," "THE COMPANY," "WE," "US," AND "OUR" REFER COLLECTIVELY TO POWER-ONE, INC. AND ITS SUBSIDIARIES. ALL REFERENCES TO SHARES IN THIS ANNUAL REPORT REFLECT THE THREE-FOR-TWO SPLIT OF OUR COMMON STOCK ON JUNE 2, 2000, AND THE TWO-FOR-ONE SPLIT OF OUR COMMON STOCK ON SEPTEMBER 11, 2000, EACH EFFECTED IN THE FORM OF A STOCK DIVIDEND.

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

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to our 2001 annual meeting of stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1--BUSINESS

    OVERVIEW

    We are a leading designer and manufacturer of power conversion products. We develop these products primarily for the communications infrastructure market, whose growth has been fueled by the proliferation of Internet usage and the convergence of voice, data and video applications. Our products are used to convert and process electrical energy to the high levels of quality, reliability and precise levels of direct current required by the digital economy. With more than 2,500 products, we have one of the most comprehensive product lines in the power conversion industry, and are one of only a few companies that can power virtually every segment of a communications infrastructure network.

    Our products include:

    - AC/DC power supplies that power communications and networking equipment, as well as industrial, automatic/semiconductor test, transportation, medical and other electronic equipment;

    - DC/DC power supplies that are used to control power on communications printed circuit boards; and

    - DC power systems that are used by communications and Internet service providers.

    We design our products primarily for the higher-end communications infrastructure markets, rather than for use in personal computers, mobile phones or other consumer products.

    AC/DC power supplies convert alternating current from a primary power source, such as a wall outlet, into a precisely controlled direct current. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply. DC/DC power supplies modify an existing DC voltage level to other DC levels to meet the power needs of various subsystems and components within electronic equipment. DC power systems are external systems used to power large communications infrastructure equipment.

    We design our power conversion products primarily to meet the needs of manufacturers of communications infrastructure equipment. For these manufacturers, a fluctuation of power measured in milliseconds can cause severe damage to sensitive systems, causing data loss, file corruption and significantly reduced productivity. We design our products to take low-quality power from the electrical grid and purify it to meet the higher quality demanded by digital communications networks, providing significantly greater protection against power disturbances, such as fluctuations and outages. In addition, our products' compact design is critical to our customers, who need to minimize the space allocated to power conversion products in order to maximize the space available for other components.

    While we sold approximately 63% of our products to our top 25 customers in 2000, we sell our products to over 10,000 customers worldwide. According to Micro-Tech Consultants, the total power conversion market is currently estimated to be $24 billion. Our largest customer is Cisco, which accounted for 14.2% of our sales in 1999 and 25.3% of our sales in 2000. Our other communications infrastructure customers include Alcatel, Nokia, Nortel and Ericsson. We are also beginning to sell to emerging technology companies such as Juniper Networks, Extreme Networks and Sycamore Networks. Key customers in other industries include Agilent, Coherent Laser, Siemens and Teradyne.

INDUSTRY BACKGROUND

    The communications industry experienced rapid change in recent years as deregulation and privatization have fueled competition and fostered the entry of new competitors. In addition, advances in technology have allowed communications service providers to offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services have contributed to the growth of the communications industry. Because these technological advances have required significantly greater and more reliable power, the demand for power conversion products has also grown.

    The power conversion industry is highly fragmented and diverse. Sales of power conversion products are generally divided into two broad markets: those sold to third-party customers and those sold to other divisions within the manufacturer's own company. At the end of 1999, there were over 1,000 power conversion companies worldwide, including about 250 in North America. We were one of only ten power conversion companies in the world that had sales to third parties greater than $220 million in 1999.

    We believe the following key trends are driving demand for power conversion products:

    INCREASING AMOUNTS OF POWER REQUIRED BY THE COMMUNICATIONS INFRASTRUCTURE INDUSTRY. With the advent of the Internet, wireless communications, broadband and other new technologies, recent years witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. This increase in data quantity required the construction of large-scale, sophisticated fiber optic and server-based networks. As the communications infrastructure industry needs to process ever greater amounts of data, it in turn demands continual increases in power. Industry sources project that the amount of power required by communications infrastructure equipment will grow significantly faster than the demand for power generated by traditional users of power.

    INCREASING DEMAND FOR HIGH RELIABILITY POWER. The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of eight hours per year of interrupted, or unavailable, power. These eight hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause computers to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. To reduce these risks, power conversion products convert this low-quality power to power that is at least 1,000 times as reliable as that provided by the electric utility grid.

    GROWING USE OF DISTRIBUTED POWER ARCHITECTURE. Traditional power supply architecture uses a single, centralized power converter, which distributes the power through a cable to the various individual components dispersed throughout an entire system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer generation communications technologies being developed are requiring semiconductors that use lower voltage than previous generation technologies. The traditional architecture distributes power too inefficiently to accomplish these goals, because as power increases and voltage decreases, the cable thickness would have to be increased to an unacceptable size.

    To meet these demands, Distributed Power Architecture, or DPA, uses a front-end converter that converts AC voltage into an intermediate higher-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power. DC/DC converters are located throughout the system next to the devices that demand power. These converters reduce the voltage to the precise amount needed at the point it is to be used. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply can jeopardize the entire system, in a DPA system, the failure of a single DC/DC converter only affects those few individual components that it serves. Finally, because there are many converters within the system, DPA allows for greater flexibility by permitting a part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

    CHANGING CUSTOMER NEEDS. Manufacturers and service providers are facing greater competition to accelerate the time-to-market for their new products, and are increasingly expected to produce newer generations of products over a shorter period of time. As a result, they are more likely to purchase from suppliers who can offer a broad range of standardized power conversion products, rather than highly customized products that take more time to design and manufacture. Manufacturers of communications infrastructure equipment are also focusing more on their core competencies, and therefore increasingly outsourcing the manufacture of power conversion products to more efficient suppliers. Consequently, these customers are moving towards sourcing from the limited number of suppliers who can meet all of these needs.

OUR COMPETITIVE ADVANTAGES

    We believe that we have key advantages that have helped us to establish a leading brand for our products. The factors which we believe contribute to this leading branding are:

    BROAD PRODUCT LINE. We offer over 2,500 products, in power ranges from one watt to a half-megawatt. Our smaller products could be held in the palm of a hand, while our larger DC power systems fill an entire room. With millions of potential current and voltage configurations, our broad product line offers our customers a one-stop shop opportunity, allowing them to purchase nearly all of their power conversion products from a single supplier. As a result, we are one of the few companies that can power virtually every segment of a communications infrastructure network.

    LEADING DESIGN AND DEVELOPMENT CAPABILITIES. There are a limited number of highly-skilled power engineers in the world, and we believe that we have assembled one of the most capable and innovative teams in the industry. In addition to maintaining a high retention rate among our technical staff, we have also added top scientists to our ranks through each of our strategic acquisitions. This pool of engineering talent has allowed us to consistently upgrade to new generations of power conversion products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA technology.

    REPUTATION FOR QUALITY AND RELIABILITY. We have been in the power conversion industry since 1973. By establishing rigorous internal quality control programs, we believe that we have been able to provide our customers with products that are highly reliable. This is particularly important for manufacturers of communications infrastructure equipment. As a result, we have established a strong customer base that includes many of the largest manufacturers in the communications infrastructure industry. Although power conversion products typically represent only 2% to 5% of the cost of an entire network, their failure can cripple the entire system in which they are installed. Consequently, we believe most customers are not willing to risk buying from an unproven supplier in an effort to cut costs in this area.

    MANUFACTURING FLEXIBILITY. We believe that our customers also value our ability to respond quickly to their particular power conversion needs. Our team of engineers works closely with our customers' to ascertain which products are most suitable for their equipment, and we frequently modify our standard products to meet the unique requirements of any given application. Because we manufacture our products directly, we are also better able to accommodate changing customer demands on short notice.

OUR STRATEGY: POWERING THE COMMUNICATIONS INFRASTRUCTURE

    Our primary objective is to become the worldwide leader in power conversion equipment for the global communications infrastructure equipment market. To achieve this objective, we plan to:

    EXPAND PRODUCT LINES, INCLUDING DPA PRODUCTS. We provide one of the most comprehensive lines of power conversion products, including DPA products, which are increasingly being designed into communications infrastructure equipment. Once a power supply has been designed into a customer's product, it is normally difficult and costly for the customer to change suppliers during that product's life cycle. We intend to continue to pursue an extensive research and development program to continually improve our products' performance and expand the breadth of our product offerings. We also intend to continue to work with our customers to understand their changing future product needs in order to proactively develop leading technology products.

    CROSS-SELL PRODUCTS ON A GLOBAL BASIS. We have expanded the geographic reach of our business through a series of strategic acquisitions. We believe we have substantial opportunities to market products developed in one region to customers located in other regions. We intend to capitalize on our increased access to global markets by selling our complete product line to these customers, who previously purchased only those products offered by the companies we have acquired.

    CONTINUE TO ACQUIRE AND INVEST IN STRATEGIC BUSINESSES AND TECHNOLOGIES. We plan to selectively acquire and invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion industry presents opportunities for further consolidation.

    DEVELOP TECHNOLOGIES TO ENABLE ALTERNATIVE ENERGY SOLUTIONS. New energy technologies, such as fuel cell and microturbine power generators and flywheel energy storage systems, may offer advantages over the traditional sources that provide back-up power to the communications infrastructure equipment market. We believe that our power electronics expertise, broad product line and access to and understanding of the communications industry will help to commercialize these new energy technologies and will provide additional markets for our products.

OUR PRODUCTS

    The majority of our products are standard and modified standard products that are designed to accelerate the customers' time to market, as well as reduce the cost of customers' new product introductions. Power supply products are generally classified as standard, modified standard and custom. Standard products refer to products that are standard to a particular manufacturer, as opposed to an industry standard. Modified standard products are a specific company's standard products modified to fit a particular customer application. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from scratch to meet the specifications of a unique customer application. Standard and modified standard products tend to have higher margins than custom products, which require significant tool and die costs and four- to six-month delays between conception and production. In addition, users of custom products frequently have high-volume production requirements and typically operate in more price-sensitive industries. We have also developed modular product architectures, which are meant to achieve the flexibility of a custom power supply without the long lead times and significant tool and die costs.

    All of our products are designed to convert, regulate, purify or distribute electrical power for electronic equipment. Our products can be classified into three main groups: AC/DC power supplies, DC/DC converters and DC power systems. These categories can be distinguished based on their location, size, function within the system, primary applications and price range.

AC/DC POWER SUPPLIES

    - are typically embedded within the equipment;

    - range in size from 3 X 5 X 1 to 13 X 15 X 8;

    - convert AC voltage, from a primary power source such as a wall outlet, into DC voltage(s);

    - are used primarily in networking systems, large scale data processors and industrial equipment; and

    - sell for approximately $30 to $750 per unit, depending on the level of power they provide.

DC/DC CONVERTERS

    - are embedded within the equipment, and are mounted directly on the printed circuit boards;

    - range in size from 1" X 2" X 1/2" to 4" X 6" X 1/2";

    - modify DC voltage into other levels of DC voltage(s) and are the cornerstone of DPA technology;

    - are used primarily to power communications infrastructure equipment, although their usage is expanding to other markets; and

    - sell for approximately $20 to $75 per unit.

DC POWER SYSTEMS

    - are stand-alone units that are external to the equipment;

    - range in size from cabinet-sized racks to large-scale systems that can fill an entire room;

    - convert AC voltage into DC voltage and, together with an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance;

    - are used primarily to power large communications networks and cellular communications systems; and

    - sell for approximately $5,000 to $100,000 per unit, depending on kilowatt output.

STRATEGIC ACQUISITIONS

    We have made four strategic acquisitions since August 1998. In each of these acquisitions, our objective has been to achieve one or more of the following:

    - broaden our product line of power conversion products;

    - expand product offerings to focus on telecommunications customers;

    - expand our customer base to incorporate more high-growth technology leaders; or

    - expand our channels of distribution into new geographic markets.

    We anticipate that future acquisitions will also attempt to improve our access to low-cost materials and manufacturing environments.

    We have structured acquired companies as semi-autonomous business units. This has allowed each division to be responsive to its respective market conditions while also benefiting from the synergies, access to capital and economies of scale associated with being part of a larger company. The following is a summary of the companies we have acquired since our initial public offering in October 1997:

    THE MELCHER GROUP (OPERATED AS OUR COMPACT POWER SYSTEMS DIVISION). In August 1998, we acquired the Melcher Group of companies. The Melcher Group is a leading supplier throughout Europe of DC/ DC power supplies for harsh environments. The Melcher Group has manufacturing operations in three European locations and sales and engineering offices in seven European countries, in addition to offices in the United States and Canada. We believe the Melcher acquisition has provided us with a number of benefits, including access to the $4.5 billion European communications infrastructure market and a broader product line to serve this market. Current Melcher customers include Alcatel, Siemens, Ericsson and Nortel.

    INTERNATIONAL POWER DEVICES (OPERATED AS OUR HIGH-DENSITY BOARD MOUNTED POWER DIVISION). In January 1999, we acquired International Power
Devices, Inc., or IPD. IPD is a leading supplier of high-density DPA DC/DC power supplies, which it distributes primarily in North America. As part of the acquisition, we also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China. We believe this acquisition has both provided us with a leading-edge technology position in the $1.8 billion market for DPA DC/DC products and laid the groundwork toward establishing a manufacturing presence in Asia. IPD sells over 1000 models of high-density DC/DC products to leading communications infrastructure equipment manufacturers. Current IPD customers include Cisco, Alcatel, Nortel and Samsung.

    HC POWER (OPERATED AS OUR TELECOM SYSTEMS DIVISION). In February 2000, we acquired California-based HC Power. HC Power is a leading supplier of DC power systems for telecommunications and Internet service providers, primarily targeting the $1.5 billion North American market for larger telecommunications installations. We believe the acquisition of HC Power has expanded our ability to sell power conversion products directly to telecommunications and Internet service providers, as a complement to our existing communications customer base. Current HC Power customers include Williams Communications, Qwest Communications, Nextel, CEA Telecom and Chatham Technologies.

    POWEC AS. In May 2000, we acquired Norwegian-based Powec AS. Powec's DC power systems are primarily targeted at the $2.5 billion market for small and medium-sized communications installations in Europe and Asia. We believe that Powec's product line is complementary to that of our Telecom Systems Division, which sells similar products to larger installations. In addition, we believe that Powec's European and Asian sales channels for DC power systems add important geographic reach to our existing North American DC power systems sales channels. Current Powec customers include Nokia, Ericsson, Vodafone and Scottish Telecom.

CUSTOMERS

    We sell our power conversion products to a diversified group of over 10,000 equipment manufacturers. Cisco accounted for 14.2% of net sales in 1999 and 25.3% of net sales in 2000, and was the only customer to account for more than 10% of our sales in either period.

    Our top 25 customers accounted for 53% of net sales in 1999 and 63% of net sales in 2000. Historically, our sales were diversified across many end markets. Our strategy over the last three years has been to increase our sales to the communications infrastructure equipment market. This strategy was implemented primarily due to the suitability of our products for this market and to take advantage of the higher level of growth being experienced by the communications industry. The following table illustrates the percentage of our net sales in our primary markets:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Communications Infrastructure Equipment.....................     52%        70%
Automatic/Semiconductor Test................................      9         10
Industrial..................................................     18          9
Other.......................................................     21         11
                                                                ---        ---
                                                                100%       100%
                                                                ===        ===

SALES AND MARKETING

    We market our products worldwide to customers through both our own direct sales force and independent manufacturers' representatives, as well as indirectly through distributors. We have 14 sales offices in Europe, 11 in North America, and three in Asia, as well as 35 distributors and 61 manufacturers' representatives located in 12 countries. Additionally, we sell products in Asia through our joint venture in Shenzhen, China, as well as through distributors and a direct sales team focused on this region.

    Our direct sales force is typically oriented towards customers who have the potential to purchase large volumes of our products, generally $3 million or more on an annual basis. Our direct sales force works closely with our existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration positions us to design products that best fit our customers' expected applications. We expect that our direct sales to strategic accounts will increase in the future as we increasingly emphasize sales to these customers.

RESEARCH, DEVELOPMENT AND ENGINEERING

    Worldwide we have approximately 300 employees in our research and development organizations. We spent approximately $10.8 million in research and development during 1999, and approximately $19.2 million during 2000. We have five research centers in the United States, located in Andover and Boston, Massachusetts; Austin, Texas; and Camarillo and Irvine, California. In addition, we have research centers in Santo Domingo, Dominican Republic; Drammen, Norway; Uster, Switzerland; and Limerick, Ireland. Our strategy is to establish research centers in areas that are strategically located to serve our customers and in which we have strong access to technical talent. Additionally, we have engineering staff on site in each of our manufacturing facilities.

MANUFACTURING PROCESS AND QUALITY CONTROL

    Production of our products typically entails subassembly of sophisticated printed circuit boards that are in turn combined with structural hardware to produce a final product. In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we continue to invest in state-of-the-art processes and have automated many electronic assembly and testing processes that we previously performed manually. We have also standardized many of our manufacturing processes and much of our equipment worldwide to increase efficiency and optimize flexibility between facilities.

    Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. By the end of 1999, we had an installed base of four SMT lines. Due to rapid growth in demand last year, we increased our installed based of SMT lines to 16 by the end of 2000. Our substantial investment in SMT technology has significantly increased our production capacity, and we believe it will also improve product quality.

    Product quality and responsiveness to our customers' needs are of critical importance in our efforts to compete successfully. We emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and/or burn-in 100% of all products using automated equipment and customer-approved processes. We also perform an additional out-of-box test or pre-ship audit on randomly selected units before delivery, further ensuring manufacturing quality and integrity.

    As their operations expand internationally, our customers increasingly require that their power products meet or exceed established international safety and quality standards. In response to this need, we design and manufacture our power conversion products in accordance with the certification requirements of many international agencies. These agencies include Underwriters Laboratories in the U.S.; the Canadian Standards Association in Canada; Technischer Uberwachungs-Verein and Verband Deutscher Electrotechniker in Germany; the British Approval Board for Telecommunications in the United Kingdom; and International Electrotechnical Committee, a European standards organization.

    We manufacture and assemble our products primarily at our facilities in the Dominican Republic, Mexico, Norway, Ireland, Switzerland, Puerto Rico, China, Slovakia and California and Massachusetts in the United States. All of our facilities are ISO 9000 certified or, in the case of the newest facilities, are in the process of receiving their certification. In our global manufacturing operations, we currently have approximately 1 million square feet of manufacturing. In addition to these facilities, we utilize low-cost contract manufacturing in several locations around the world.

SUPPLIERS

    We maintain a network of suppliers for components and other materials used in the manufacture of our power conversion products. We typically design products using components readily available from several sources and attempt to minimize our use of components that we can obtain through only one source. We procure components based upon our enterprise resource planning system and use a combination of forecast, customer purchase orders and formal purchase agreements to create our materials requirements plan. Because of component shortages and other factors in 2000, our material organization placed multiple orders with multiple suppliers for quantities in excess of our needs in an effort to secure our anticipated materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    We occasionally use components or other materials for which a single supplier is the only source of supply. We seek to establish long-term relationships with suppliers. We have a number of volume purchase agreements, which typically have 12- to 18-month terms, with certain suppliers of key items. This practice enables us to maintain a more constant source for required supplies, reduce inventory expense and produce substantial cost savings through volume purchase discounts.

BACKLOG

    We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog has historically been a reliable indicator of future financial results; however, backlog may not be as reliable an indicator in the future as customers switch more orders to just-in-time deliveries. As a result, backlog may decrease even if net sales increase. In 2000, our six-month order backlog grew considerably, from $67 million at December 31, 1999 to $255 million at December 31, 2000. The 281% increase in backlog during this period was driven primarily by strong demand from our communications customers for our high-density DPA DC/DC converters, as well as growth from the automatic/ semiconductor test equipment market. Since the beginning of 2001 our backlog has decreased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

    The power conversion industry is highly fragmented and characterized by intense competition. As of December 1999, there were estimated to be over 1,000 power conversion product manufacturers worldwide, including over 250 participating in North America, of which more than 50% of those in North America had annual revenues of less than $10 million. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products and competitive prices. Our competition includes companies located throughout the world, including Artesyn Technologies and Delta Electronics and divisions of Emerson Electric and Tyco Ltd.

INTELLECTUAL PROPERTY MATTERS

    We regard certain equipment, processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our employees and other measures to protect our proprietary rights. We currently hold 30 patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold four United States registered trademarks with additional applications pending, and claim common law trademark right to certain additional marks.

EMPLOYEES

    At December 31, 2000, we employed 7,561 employees at our facilities in the following functions:

                                                              NUMBER OF
FUNCTION                                                      EMPLOYEES
--------                                                      ---------
Manufacturing...............................................    6,386
Engineering.................................................      412
General and administrative..................................      364
Sales and marketing.........................................      243
Quality assurance...........................................      156
                                                                -----
Total.......................................................    7,561
                                                                =====

    We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees is represented by a union.

                                  RISK FACTORS

GROWTH IN THE COMMUNICATIONS INFRASTRUCTURE INDUSTRY HAS RECENTLY SLOWED, CAUSING A REDUCTION IN DEMAND FOR OUR PRODUCTS; IF THIS TREND CONTINUES, OUR OPERATING RESULTS MAY BE MATERIALLY ADVERSELY AFFECTED.

    Our sales to the communications infrastructure industry increased from 25% of our total sales in 1998 to 70% for the year ended December 31, 2000. The recent downturn in the growth of this industry has caused some of our customers, including our largest customers, to cancel or reschedule orders for our products. As a result, our sales for 2001 are currently anticipated to be lower than we had estimated at the beginning of the year. Continuation of this trend may have the effect of further reducing our future revenue from our current projections. Growth in recent years in the communications industry was being driven primarily by the expansion of Internet, broadband and wireless networks. Our future revenue growth depends in large part on the continued growth of these services as widely used media for commerce and communication. If the communications infrastructure industry does not continue to grow, it could have a material adverse effect on our operating results.

CANCELLATIONS, REDUCTIONS OR DELAYS IN PURCHASES COULD CAUSE OUR QUARTERLY
  RESULTS TO FLUCTUATE.

    We do not obtain long-term purchase orders or commitments from our customers, and customers may cancel, reduce or postpone orders without penalty. Recent cancellations, reductions and delays in orders have substantially reduced, and could continue to reduce, our backlog. Such cancellations, reductions or delays could adversely affect our net sales, gross profit and operating results, especially if we are unable to replace such orders. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand rather than on firm customer orders. Because a substantial portion of our quarterly net sales is made in the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders or sales or if sales fail to meet our expectations, may adversely impact our operating results.

    Fluctuations in customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results. High-volume orders, especially orders which require modification of our standard products, if cancelled, may substantially increase the risk of inventory obsolescence and write-offs due to excess manufacturing capacity. We currently have excess inventory for certain components. Our customers have experienced similar inventory increases, furthering the risk of inventory obsolescence. These factors may have a material adverse effect on our operating results.

WE RELY ON A FEW MAJOR CUSTOMERS FOR A MATERIAL PORTION OF OUR BUSINESS AND THE LOSS OF ANY OF THOSE CUSTOMERS COULD REDUCE OUR NET INCOME AND OPERATING RESULTS.

    A few customers account for a material portion of our net sales each year. Cisco represented 14.2% of our net sales during 1999 and 25.3% during 2000. For the same periods, our top 25 customers accounted for approximately 53% and 63% of our net sales, respectively. If we lose any of these customers or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

PRICE EROSION MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR MARGINS AND
  PROFITABILITY.

    The power supply manufacturing industry is generally characterized by intense competition. We do not believe that price is typically the basis on which orders are won or lost. Rather, we believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility and readily available products. However, we believe that price becomes a more important competitive factor when competition increases, when an economic downturn occurs or when we negotiate high volume orders. Downward pressure resulting from recent economic trends could have a material adverse effect on our operating results.

WE MAY ENCOUNTER PROBLEMS IN INTEGRATING THE OPERATIONS OF COMPANIES THAT WE
  HAVE ACQUIRED.

    From time to time, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business. We acquired HC Power and Powec in the first half of 2000. We are in the process of transferring production from the four companies we acquired since August 1998 to our Mexico and Dominican Republic facilities. The success of these transactions depends on our ability to:

    - retain key management members and technical personnel of the acquired companies;

    - successfully merge corporate cultures and operational and financial systems;

    - realize sales and cost reduction synergies; and

    - operate in areas of the world in which we have little or no prior experience.

    We may encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when we entered into these transactions. In addition, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. Any of the foregoing could have a material adverse effect on our business and results of operations.

IMPLEMENTATION OF OUR ORACLE ERP SYSTEM HAS CAUSED AND MAY CONTINUE TO CAUSE OPERATIONAL INEFFICIENCIES DURING THE CONVERSION PROCESS.

    We have converted our California, Mexico and Dominican Republic facilities to a new Oracle ERP system. We are in the process of converting all of our other facilities to this system. The conversion process is complicated and requires, among other things, that data from our existing computer systems be made Oracle-compatible and that our employees be trained for the Oracle ERP system. As a result of switching to the Oracle ERP at our California, Mexico and Dominican Republic plants, we experienced delays in the ordering of materials, inventory-tracking problems and other inefficiencies that delayed shipments of products to customers. Resolution of those problems in some cases required manual data entry and processing, which increased manpower needs and reduced our efficiency. Implementation of Oracle at our other manufacturing locations may cause similar or other difficulties. Delays in shipping products to customers may lead to customer dissatisfaction and result in cancellations of orders, which could have a material adverse effect on our operating results.

MUCH OF OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH OPERATIONS IN FOREIGN COUNTRIES.

    Many of our operations are located outside of the United States and consequently are vulnerable to:

    - imposition of tariffs, quotas, taxes and other market barriers;

    - restrictions on the export or import of technology;

    - greater difficulty in accounts receivable collection and longer collection periods;

    - inconsistent regulations and unexpected changes in legislation or regulatory requirements;

    - political and economic instability;

    - work stoppages and difficulties in staffing and managing international operations; and

    - fluctuations in the value of the U.S. dollar relative to foreign currencies.

    Historically, we have not hedged against any currency exchange rate risks. The occurrence of any of these factors may adversely affect our operating results.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH FUTURE ACQUISITIONS AND JOINT VENTURES.

    We intend to continue to pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

    - dilutive issuances of equity securities;

    - incurrence of debt and contingent liabilities;

    - impairment of goodwill and other intangibles;

    - research and development write-offs; and

    - other acquisition-related expenses.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL FUNDS ON TERMS ACCEPTABLE TO US OR IN AMOUNTS SUFFICIENT FOR US TO MEET OUR REQUIREMENTS.

    Further, future acquisitions and joint ventures will be subject to the same integration risks described above for those already completed. Failure to achieve the anticipated benefits of any acquisition or to successfully integrate the operations of the acquired companies could also harm our business and results of operations.

FAILURE TO ANTICIPATE TRENDS IN THE TYPE OF POWER CONVERSION PRODUCTS OUR CUSTOMERS WILL DEMAND MAY ADVERSELY AFFECT OUR BUSINESS.

    Because we have many customers in the communications industry, the factors and economic trends that affect these companies also affect our business. The communications industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services have contributed to the growth of the communications industry. Because these technological advances have required significantly greater and more reliable power, the demand for newer generation power conversion products has also grown. To respond to the needs of our customers in the communications industry, we must continuously develop new and more advanced products at lower prices. Our inability to properly assess developments in the communications industry or to anticipate the needs of our customers could cause us to lose some or all of these customers and prevent us from obtaining new customers.

THE IMPLEMENTATION OF RECENT COST CONTAINMENT INITIATIVES BY MANAGEMENT MAY RESULT IN SUBSTANTIAL ONE-TIME COSTS THAT MAY NOT BE BALANCED BY THE BENEFITS OF THOSE INITIATIVES.

    In the last several months, the communications infrastructure industry has experienced a rapid slowdown in its growth, resulting in cancellations and rescheduling of orders by many of our largest customers. This trend has caused our backlog to decrease significantly in recent months. With excess production capacity and a decline in orders, management has recently initiated various cost containment measures to mitigate the negative effect of these trends. While these initiatives are intended ultimately to reduce costs in an effort to offset slackening demand, their implementation may initially result in substantial one-time costs. There can be no assurance that the benefits of these cost containment measures will cover the costs associated with their implementation, or that they will be successful at all.

WE FACE, AND MIGHT IN THE FUTURE FACE, INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS THAT MIGHT BE COSTLY TO RESOLVE.

    We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights covering our products. If any litigation was to occur as a result of such allegations in the future, and if we do not prevail in any such litigation, our business may be adversely affected.

    In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We cannot assure you that intellectual property claims will not be made against us in the future or that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention to, and legal costs associated with, litigation could have a significant adverse effect on operating results.

ANY FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

    We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as, or better than, ours. Additionally, the laws of some foreign countries do not protect our proprietary rights as much as U.S. laws do. We currently own several patents and may apply for additional patents, but the U.S. Patent and Trademark Office may reject some or all of our patent applications. The patents that the U.S. government issues to us may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop. Furthermore, our competitors may challenge or circumvent our patents, and some of our patents may be invalidated. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on operating results.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR SENIOR MANAGEMENT AND TO ATTRACT AND RETAIN KEY TECHNICAL PERSONNEL.

    If we lose one or more members of our senior management, or if we cannot attract and retain qualified management or highly technical personnel, our operating results could be adversely affected. Our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide. We believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion.

WE WILL BE REQUIRED TO PAY SUBSTANTIAL UNITED STATES INCOME TAXES IF WE REPATRIATE EARNINGS FROM OUR FOREIGN OPERATIONS WITH LOWER TAX RATES.

    We do not pay U.S. federal or state income taxes on earnings from our foreign operations as long as we do not repatriate the earnings. As of December 31, 2000, our foreign subsidiaries had accumulated unremitted earnings of approximately $43 million. If we decide to bring these funds into the United States, we will have to pay U.S. taxes on them at the applicable rates. The resulting increase in income tax expense would decrease our net income.

OUR STOCK PRICE FLUCTUATES AS A RESULT OF THE CONDUCT OF OUR BUSINESS AND STOCK MARKET FLUCTUATIONS.

    The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

    - statements or changes in opinions, ratings or earnings estimates or buy/sell recommendations made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

    - the announcement of new products or product enhancements by us, our competitors or our customers;

    - technological innovations by us or our competitors;

    - quarterly variations in our results of operations; and

    - the operating and stock price performance of comparable companies.

    In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. These fluctuations have had a substantial effect on market prices for many high technology companies such as us. These fluctuations are often unrelated to the operating performance of the specific companies. Such fluctuations may adversely affect the market price of our common stock.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OUR CONTROL.

    Our quarterly and annual operating results are affected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability of our operating results. Our operating results could be affected by the following factors:

    - our inability to meet increasing demand and delivery schedules due to a shortage in supplies or other factors;

    - competitive and customer-driven pricing pressures;

    - changes in the mix of products sold;

    - volume of orders shipped;

    - market acceptance of our products and our customers' products;

    - fluctuations in manufacturing yields; and

    - fluctuations in currency exchange rates.

    Moreover, we are limited in our ability to reduce costs quickly in response to any revenue shortfalls due to the need to make ongoing and significant capital investments. As a result of the foregoing factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis. Results of operations in any periods, therefore, should not be considered indicative of the results to be expected for any future period.

OUR CHARTER CONTAINS PROVISIONS THAT MAY HINDER OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY.

    Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. We have a staggered Board of Directors, which means that our stockholders can only elect approximately one third of the board at each annual meeting of stockholders. Stockholders must inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. Our Certificate of Incorporation also requires approval of 75% of our voting stock to amend certain provisions. Our Board of Directors can issue preferred stock without stockholder approval. Your rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, we have a stockholder rights plan that allows our stockholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our Board of Directors. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 2--PROPERTIES

    The table below lists our principal manufacturing and research and development facilities.

                                      APPROXIMATE SIZE
LOCATION                               (SQUARE FEET)     EMPLOYEES             PRIMARY ACTIVITY
--------                              ----------------   ---------   ------------------------------------
Santo Domingo, Dominican Republic...       160,900         2,506     Manufacturing and Assembly,
                                                                     Warehousing
Orange County, California...........       156,500           319     Administration, Research and
                                                                     Development, Manufacturing,
                                                                     Warehousing, Marketing and Sales
San Luis, Mexico....................       145,000         3,167     Manufacturing and Assembly
Drammen, Norway.....................       108,000           172     Administration, Research and
                                                                     Development, Manufacturing,
                                                                     Warehousing, Marketing and Sales
Camarillo, California...............        98,000           282     Administration, Research and
                                                                     Development, Small-Volume
                                                                     Manufacturing, Sheet Metal
                                                                     Fabrication, Warehousing, Marketing
                                                                     and Sales
Boston, Massachusetts...............        75,000           554     Administration, Research and
                                                                     Development, Manufacturing,
                                                                     Warehousing, Marketing and Sales
Uster, Switzerland..................        53,000           195     Administration, Research and
                                                                     Development, Manufacturing,
                                                                     Warehousing, Marketing and Sales
Isabela, Puerto Rico................        46,000            26     Administration, Sub-Assembly
Dubnica Nad Vahom, Slovakia.........        36,000           200     Manufacturing and Assembly
Andover, Massachusetts..............        15,000             9     Research and Development, Small-
                                                                     Volume Manufacturing
Round Rock, Texas...................        14,400            12     Research and Development
Shenzen, China......................        11,300             7     Small-Volume Manufacturing and
                                                                     Assembly
Limerick, Ireland...................         9,000            40     Research and Development, Small-
                                                                     Volume Manufacturing

    We believe that these facilities are adequate for our current and anticipated near term operating needs. We own our facilities in Mexico, Massachusetts, Slovakia, Norway and one 29,000 square foot facility in Uster, Switzerland included in the facilities listed above. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2008 in North America and 2005 in Europe. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3--LEGAL PROCEEDINGS

    We are currently involved in a patent related lawsuit.

    VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint was filed on February 5, 2001, service of the Summons and Complaint was made upon Power-One March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. Further proceedings are pending.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

EXECUTIVE OFFICERS

    Set forth below is certain information concerning our executive officers.

NAME                                             AGE(1)                         POSITION
----                                       ------------------   -----------------------------------------
Steven J. Goldman........................  43                   Chief Executive Officer and Chairman of
                                                                the Board
William T. Yeates........................  40                   President and Chief Operating Officer
Dennis R. Roark..........................  54                   Executive Vice President and Chief
                                                                Technology Officer
Eddie K. Schnopp.........................  42                   Senior Vice President--Finance and Chief
                                                                Financial Officer
Moin Ahmad...............................  42                   President--High-Density Board Mounted
                                                                Power Division
David J. Hage............................  54                   President--AC & DC Power Systems Division
Randall H. Holliday......................  51                   Secretary and General Counsel

------------------------

(1) As of March 31, 2001

    STEVEN J. GOLDMAN. Mr. Goldman, who joined us in 1982, became our President and Chief Executive Officer in 1990 and was named Chairman of the Board in February 1997. From 1990 to January 2000, Mr. Goldman also served as our President. He received his B.S. degree in Electrical Engineering from the University of Bridgeport and his M.B.A. degree from Pepperdine University's Executive program. Mr. Goldman is a contributing member and Co-Membership Chairman of the San Fernando Valley Chapter of the Young President's Organization.

    WILLIAM T. YEATES. Mr. Yeates joined us in January 2000 as President and Chief Operating Officer. Before joining us, Mr. Yeates held various positions of increasing responsibility at Lucent Technologies, including Vice President and General Manager of the Titania Power Division. He received his B.S. degree in Electrical Engineering and his M.B.A degree in Finance from Louisiana Tech University.

    EDDIE K. SCHNOPP. Mr. Schnopp, who joined us in 1981, was appointed Vice President of Finance and Logistics in 1993 and Secretary and Chief Financial Officer in 1995. He was appointed Senior Vice

President, Finance and Chief Financial Officer in February 1999. From February 1999 to January 2001, Mr. Schnopp also served as our Secretary. He received his B.S. degree in Accounting from California State University Northridge.

    DENNIS R. ROARK. Mr. Roark, who joined us in 1988, was appointed Executive Vice President in 1990. He was appointed Chief Technology Officer in
February 1999. Before joining us, Mr. Roark co-owned and managed California D.C. Power Supplies, Inc., a designer and manufacturer of power supplies. He received his B.S. degree in Engineering from California Polytechnic University-Pomona.

    RANDALL H. HOLLIDAY. Mr. Holliday joined us in 2000 as General Counsel, and was appointed Secretary in 2001. Before joining us, Mr. Holliday served as Secretary and General Counsel of Xircom, Inc. He has held a variety of in-house legal positions in diverse industries since 1981. Mr. Holliday received his J.D. degree in 1974 from Florida State University, Tallahassee, FL.

    DAVID J. HAGE. Mr. Hage was appointed Vice President of Sales and Marketing when he joined us in 1993. He was appointed Senior Vice President, Sales and Marketing in February 1999. In December 1999, he was appointed President of our AC & DC Power Systems Division. Before joining us, Mr. Hage was the Executive Vice President of Power Convertibles Corporation, a subsidiary of Burr/Brown, Inc. His previous experience includes Marketing Manager of International Electric Utility, Field Systems Support Manager at Honeywell, and Director of Marketing Systems and Director of Marketing Planning at SGS-Thomson Semiconductors. Mr. Hage received his B.S. degree in Electrical Engineering from Northern Arizona University and his M.B.A. degree from Arizona State University.

    MOIN AHMAD. Mr. Ahmad joined us in 1994 and has served in various positions. Since 1998 he worked on acquisition activities and most recently held the position of Vice President, Business Development, before his appointment as President of our High-Density Board Mounted Products Division in Boston, Massachusetts. Mr. Ahmad received his B.S. degree in Electrical Engineering from the University of Evansville, Indiana, and his M.B.A. degree from Columbia University.

    Our officers serve at the discretion of the Board.

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported by NASDAQ since January 1, 1999.

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 1999
First Quarter...............................................    4.08       2.08
Second Quarter..............................................    6.50       2.17
Third Quarter...............................................   10.55       6.42
Fourth Quarter..............................................   15.27       6.08

YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................   22.92      11.17
Second Quarter..............................................   58.19      19.75
Third Quarter...............................................   87.02      53.06
Fourth Quarter..............................................   87.38      34.88

    The number of holders of record of our Common Stock as of March 15, 2001, was 238.

ITEM 6--SELECTED FINANCIAL DATA

GENERAL

    Before September 27, 1995, Power-One, Inc., a California corporation ("Power CA"), Power-Electronics, Inc., a Puerto Rico corporation ("P-E"), and Poder Uno de Mexico, S.A. de C.V., a Mexican corporation ("Poder Uno"), collectively referred to for the period prior to September 30, 1995 as the "Predecessor Company", were owned by a small group of investors, including management, each in similar ownership percentages, and were operated collectively by management located primarily in California. On September 27, 1995, Power-One LLC, a Delaware limited liability company ("Power-One LLC"), acquired the assets of Power CA and the stock of P-E and Poder Uno in an arms-length transaction that was negotiated between Stephens Group Inc., and certain of its affiliates ("Stephens Investors") and our previous owners. The Stephens Investors acquired approximately 65% of the membership interests of Power-One LLC, with the remainder being acquired by our senior management. The aggregate amount of consideration paid by the Stephens Investors and by our senior management was approximately $15 million as well as the deferral of approximately $5.3 million that was owed to our senior management. After the total consideration was determined, our senior management participated on the same pricing as the Stephens Investors. As of February 1, 1996, Power-One LLC was reorganized when it was merged with and into Power-Merger, Inc., a Delaware corporation, which changed its name to Power-One, Inc. When this merger occurred, there was no change in the ownership percentages.

    In the table below, we provide you with selected consolidated historical financial and operating data. We have prepared this information using financial statements for the fiscal years ended December 31, 1996, 1997, 1998, 1999 and 2000 which have been audited by Deloitte & Touche LLP, independent auditors. When you read this selected historical consolidated financial and operating data, it is important that you read along with it the section titled "Management's Discussion and Analysis of Financial Condition and Operating Results" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                                                         FISCAL YEAR ENDED DECEMBER 31,(1)
                                            -----------------------------------------------------------
                                              1996        1997       1998(2)     1999(3)    2000(4)(5)
                                            ---------   ---------   ---------   ---------   -----------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND PERCENTAGES)
STATEMENT OF OPERATIONS DATA:
  Net sales...............................   $96,957    $109,221    $119,451    $237,157     $ 510,955
  Cost of goods sold......................    61,035      66,344      74,954     142,818       311,945
                                             -------    --------    --------    --------     ---------
  Gross profit............................    35,922      42,877      44,497      94,339       199,010
  Selling, general and administrative
    expense...............................    16,488      17,532      22,951      43,210        80,464
  Engineering and quality assurance
    expense...............................     6,557       8,540      10,682      21,508        36,603
  Amortization of intangibles.............     2,003       2,029       2,625       6,212        11,363
  In-process research and development.....        --          --          --       3,300            --
  Other expense...........................       613          --          --          --            --
                                             -------    --------    --------    --------     ---------
  Total expense...........................    25,661      28,101      36,258      74,230       128,430
                                             -------    --------    --------    --------     ---------
  Income from operations..................    10,261      14,776       8,239      20,109        70,580
  Interest income.........................        30         365       1,397         807         3,304
  Interest expense........................    (4,358)     (3,297)       (898)     (3,211)       (6,446)
  Other income (expense), net.............       (16)        (26)       (632)        307        (1,052)
                                             -------    --------    --------    --------     ---------
  Income before provision for income
    taxes.................................     5,917      11,818       8,106      18,012        66,386
  Provision for income taxes(6)...........       408       3,535       2,310       6,458        22,495
                                             -------    --------    --------    --------     ---------
  Net income..............................     5,509       8,283       5,796      11,554        43,891
  Preferred stock accretion and
    dividends.............................     1,415       1,514          --          --            --
                                             -------    --------    --------    --------     ---------
  Net income attributable to common
    stockholders..........................   $ 4,094    $  6,769    $  5,796    $ 11,554     $  43,891
                                             =======    ========    ========    ========     =========
  Basic earnings per common share.........   $   .12    $    .17    $    .10    $    .19     $     .59
  Basic weighted average shares
    outstanding...........................    35,319      40,344      56,613      60,597        73,957
  Diluted earnings per common share.......   $   .11    $    .16    $    .10    $    .18     $     .56
  Diluted weighted average shares
    outstanding...........................    35,778      41,163      57,363      62,469        77,871
  Pro forma amounts:(6)
  Income before provision for income taxes
    as reported...........................   $ 5,917    $ 11,818    $  8,106    $ 18,012     $  66,386
  Pro forma provision for income taxes....     1,440       3,545       2,340       7,044        22,773
                                             -------    --------    --------    --------     ---------
  Pro forma net income....................   $ 4,477    $  8,273    $  5,766    $ 10,968     $  43,613
                                             =======    ========    ========    ========     =========
SELECTED OPERATING DATA:
  Gross profit margin.....................      37.0%       39.3%       37.3%       39.8%         38.9%
  Adjusted EBITDA(7)......................   $14,679    $ 19,377    $ 14,871    $ 38,548     $ 108,109
  Adjusted EBITDA margin..................      15.1%       17.7%       12.4%       16.3%         21.2%
  Depreciation and amortization...........   $ 4,418    $  4,312    $  6,605    $ 14,626     $  24,190
  Capital expenditures....................   $ 3,159    $  5,492    $ 11,768    $ 27,856     $  52,165
  Backlog(8)..............................   $23,740    $ 38,932    $ 29,095    $ 66,938     $ 255,010
  Cash flows provided by (used in):
  Operating activities....................     4,053       8,439      23,751      (1,493)    $ (78,285)
  Investing activities....................    (3,872)     (5,556)    (53,155)    (57,730)    $(164,126)
  Financing activities....................    (2,147)     27,527       7,632     112,443     $ 315,457

    (FOOTNOTES ON FOLLOWING PAGE)

                                       AT             AT             AT             AT             AT
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                      1996           1997         1998(2)        1999(3)       2000(4)(5)
                                  ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA:
  Working capital...............     $13,859       $ 66,266       $ 35,604       $126,280       $376,824
  Total assets..................      81,417        120,334        160,170        295,104        782,317
  Total long-term debt
    (including current
    portion)....................      36,668            415         10,904          9,120         12,600
  Total debt(9).................      47,068          2,342         26,084         16,699         21,879
  Redeemable preferred stock....      16,287             --             --             --             --
  Total stockholders' equity....       5,172        104,296        112,361        237,231        633,728

------------------------

(1) Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we have described year-ends presented as if the year ended on December 31. As such, the years ended December 31, 1996 through 1998 and the year ended December 31, 2000 represent 52-week years and the year ended December 31, 1999 represents a 53-week year.

(2) On August 31, 1998, we acquired Melcher. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 1998 includes a non-recurring expense of $2.3 million related to the purchase of Melcher, which consists of an inventory fair market value write-up of $2.9 million, which increased cost of goods sold expense, and a related income tax benefit of $.6 million.

(3) On January 29, 1999, we purchased IPD. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 1999 includes non-recurring items related to the IPD acquisition totaling
    $4.4 million, which consist of the following: inventory fair market value write-up of $.8 million, which increased cost of goods sold expense; in-process research and development charge of $3.3 million and write-off of $1.0 million technology and license agreement; and related income tax benefit of $.7 million.

(4) On February 29 2000, we acquired HC Power in a stock-for-stock transaction. The merger was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial information presented has been restated to give retroactive effect to the merger. The year ended December 31, 2000 includes non-recurring items related to the merger totaling $10.1 million, which consist of the following: stock compensation charge of $13.3 million for HC Power stock bonus agreements that vested on the date of the merger; payroll taxes related to the stock compensation charge of $.2 million; acquisition costs of $2.4 million; related income tax benefit of $5.4 million; and $.4 million income tax benefit recorded upon HC Power's conversion from an S-Corp to a C-Corp.

(5) On May 16, 2000, we purchased Powec. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 2000 includes non-recurring items related to the Powec acquisition totaling $1.6 million, which consists of the following: inventory fair market value write-up of $2.0 million, which increased cost of goods sold expense; write-off of $.2 million loan fees since a new credit agreement was necessary to finance the acquisition; and related income tax benefit of $.6 million.

(6) Pro forma information reflects the provision for U.S. federal and state income taxes as if we had been subject to federal and state income taxation as a C corporation, prior to January 29, 1996, the date we converted from a limited liability company to a C corporation. Prior to January 29, 1996, our net income flowed through to the stockholders/members. Pro forma information also reflects the provision for U.S. federal and state income taxes as if HC Power had been subject to federal and state income taxation as a C corporation, prior to February 29, 2000, the date of the

    Merger and when it converted from a S corporation to a C corporation. Prior to February 29, 2000, HC Power's net income flowed through to the stockholders. For presentation purposes, U.S. federal and state income taxes have not been provided on earnings of our foreign subsidiaries as there is no intention to remit these earnings. See Notes 2 and 13 of Notes to Consolidated Financial Statements.

(7) Adjusted EBITDA, which we calculate as income from operations before depreciation, amortization and compensation charges for stock compensation plans, is a supplemental financial measurement used by us in the evaluation of our business and by many analysts in our industry. Compensation charges were $0, $289,000, $27,000, $513,000 and $13,339,000 for the years ended
    December 31, 1996, 1997, 1998, 1999 and 2000, respectively. However, EBITDA should only be read in conjunction with all of our financial data summarized above and our financial statements prepared in accordance with generally accepted accounting principles and incorporated herein by reference. EBITDA should not be construed as an alternative either to income from operations (as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of our liquidity.

(8) Consists of purchase orders on-hand having delivery dates scheduled within the following six months.

(9) Includes bank credit facilities, long-term debt and capital leases.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    We are a leading designer and manufacturer of more than 2,500 high-quality brand name power supplies. We sell our products both to original equipment manufacturers, or OEMs, and distributors who value quality, reliability, technology and service. We have more than 10,000 customers in the communications, industrial, automatic/semiconductor test equipment, transportation, medical equipment and other electronic equipment industries.

    We were founded in 1973 as a manufacturer of AC/DC power supplies and until 1981 operated solely from our Camarillo, California facility. During the 1980s, we established additional operations in Puerto Rico and Mexico to take advantage of certain labor, manufacturing and, in Puerto Rico, tax efficiencies. Between 1994 and 1996, we moved most of our Puerto Rico manufacturing operations to the Dominican Republic to capitalize on certain labor benefits. In September 1995, Stephens Group, Inc., an affiliate of Stephens Inc., and our management purchased Power-One from its previous owners and formulated a more aggressive growth strategy, which included a plan to grow through acquisitions.

    In August 1998, we increased our international presence and our product offerings by acquiring Melcher for $53 million, including debt assumed. In January 1999, we further broadened our DC/DC product offerings by acquiring IPD for $32 million, including certain capitalized lease obligations and other indebtedness of IPD. We paid additional earn-out consideration of $13 million to the former owners of IPD in the second quarter of 2000. In February 2000, we acquired HC Power for 6,363,621 shares of our common stock, and in May 2000 we acquired Powec for $74.5 million in cash, including $2.5 million of transaction costs, and 428,070 shares of our common stock. Our Telecom Systems Division and Powec are leading suppliers of power systems for major service providers and equipment manufacturers in the communications industry. We may pay an additional $29,480,000 to certain stockholders of Powec and its subsidiaries if certain operating conditions are met by March 31, 2003.

    All references herein to us, and to operating data for 1998, include four months of Melcher's operations. For 1999, financial results are consolidated to include both Melcher and, for 11 months, IPD. The year ended December 31, 2000 includes eight months of Powec's operations. All periods have been restated to give retroactive effect to the acquisition of HC Power, which was accounted for as a pooling of interests.

    Revenue is recognized upon shipment of product. Sales are recorded net of sales returns and discounts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides additional guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We have adopted the provisions of SAB 101 and believe its impact on our revenue recognition policy is immaterial.

RESULTS OF OPERATIONS

    The years ended December 31, 1998 and 2000 represent 52-week years and the year ended December 31, 1999 represents a 53-week year. The following table sets forth supplemental consolidated statements of operations as a percentage of net sales for the periods presented:

                                                                    FISCAL YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of goods sold..........................................    62.7       60.2       61.1
                                                               -----      -----      -----
Gross profit................................................    37.3       39.8       38.9
Selling, general and administrative expense.................    19.2       18.2       15.7
Engineering and quality assurance expense...................     9.0        9.1        7.2
Amortization of intangibles.................................     2.2        2.6        2.2
In process research and development.........................      --        1.4         --
                                                               -----      -----      -----
Income from operations......................................     6.9        8.5       13.8
Interest income.............................................     1.2         .3         .7
Interest expense............................................     (.8)      (1.3)      (1.3)
Other income (expense), net.................................     (.5)        .1        (.2)
                                                               -----      -----      -----
Income before provision for income taxes....................     6.8        7.6       13.0
Provision for income taxes..................................     1.9        2.7        4.4
                                                               -----      -----      -----
Net income..................................................     4.9%       4.9%       8.6%
                                                               =====      =====      =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

    NET SALES. Net sales increased $273.8 million, or 115.5%, to $511.0 million for 2000 from $237.2 million for 1999. The increase in net sales was attributable to increased shipments across all product lines. The main contributors to the increase in net sales were DC/DC power supplies which resulted primarily from strong growth in unit shipments of our advanced line of high-density board-mounted DC/DC converters to the communications market, telecom power systems, of which $57.8 million was contributed from Powec, and AC/DC power supplies, primarily due to strong sales into the automatic/semiconductor test equipment market which was still going through a recovery stage during the first half of 1999.

    Net sales to OEMs in 2000 were $388.1 million, or 76.0% of net sales, an increase of $205.1 million, or 112.1%, in 1999, when net sales to OEMs represented $183.0 million, or 77.2% of net sales. Net sales to Cisco represented 25.3% of net sales in 2000. Cisco was the only customer to exceed 10% of net sales in 2000. Net sales to service providers for 2000 were $41.1 million, or 8.0% of net sales, compared with $7.9 million, or 3.3% of net sales in 1999. Net sales through distributors in 2000 were $81.7 million, or 16.0% of net sales, compared with $46.3 million, or 19.5% in 1999. The decrease in our percentage of net sales through distributors is due to the customer base of our acquired companies, IPD, HC Power and Powec, each of which either makes a larger proportion of its sales to OEMs or to service providers. The slight decrease in our percentage of net sales to OEMs is also due to a shift in our customer base toward service providers primarily as a result of the Powec acquisition.

    Net sales by markets for the year ended December 31, 1999 and 2000 were:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
MARKET                                                          1999       2000
------                                                        --------   --------
Communications..............................................     52%        70%
Automatic/Semiconductor test equipment......................      9         10
Industrial..................................................     18          9
Other.......................................................     21         11
                                                                ---        ---
Total.......................................................    100%       100%
                                                                ===        ===

    Our backlog on December 31, 2000 was $255.0 million, an increase of $188.1 million, or 281.0%, compared to backlog of $66.9 million on December 31, 1999. Powec contributed approximately $10 million to our backlog on December 31, 2000. The significant increase in backlog was driven primarily by strong demand from our communications customers for our high-density DC/DC converters, as well as growth from the automatic/semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $104.7 million, or 111.0%, to $199.0 million for 2000 from $94.3 million for 1999. As a percentage of net sales, gross profit decreased to 38.9% for 2000 from 39.8% for 1999. Gross profit for the comparable periods include inventory write-up related purchase accounting adjustments due to the Powec acquisition in May 2000 and the IPD acquisition in January 1999 of approximately $2.0 million and approximately $800,000, respectively, which negatively impacted each year's gross profit margin. Excluding these non-recurring adjustments, gross profit margins would have been 39.3% for 2000 and 40.1% for 1999. On this basis, the slightly lower profit margin in 2000 compared to 1999 is primarily due to the negative impact of significantly higher material costs due to tight allocations for certain components as a result of component shortages that affected our industry, as well as the generally lower overall gross margins experienced by our newly acquired Powec division. Our overall gross margin decrease was mitigated by the increase in net sales which allowed us to better leverage our fixed manufacturing expenses, as well as the transfer of certain high-density DC/DC product manufacturing from our Boston, Massachusetts facility to our lower cost manufacturing facility in Mexico.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $37.3 million, or 86.2%, to $80.5 million for 2000 from $43.2 million for 1999. As a percentage of net sales, selling, general and administrative expense decreased to 15.7% for 2000 from 18.2% for 1999.

    Selling expenses increased $11.8 million primarily due to higher employee costs and an increase in sales commissions due to the increase in sales volume, as well as approximately $4.5 million in selling expenses contributed by Powec.

    General and administrative expense increased $25.4 million, which was primarily attributable to an $8.7 million stock compensation charge due to HC Power stock bonus agreements that vested on the date of acquisition, $2.4 million in HC Power acquisition costs, approximately $2.3 million in administrative expenses contributed by Powec, with the remainder of the increase due to higher employee costs, professional fees, general office expense, and depreciation expense related to our Oracle ERP system and other capital expenditures.

    Excluding non-recurring items, selling, general and administrative expense increased $26.0 million, or 60.2%, to $69.2 million, or 13.5% of net sales, for 2000 from $43.2 million, or 18.2% of net sales, for 1999. Non-recurring items include the $8.7 million stock compensation charge due to HC Power stock bonus agreements plus related payroll taxes of $126,000 and $2.4 million in HC Power acquisition costs discussed above.

    ENGINEERING AND QUALITY ASSURANCE EXPENSE. Engineering and quality assurance expense increased $15.1 million or 70.2%, to $36.6 million for 2000 from $21.5 million for 1999. As a percentage of net sales, engineering and quality assurance expense decreased to 7.2% for 2000 from 9.1% for 1999. The increased expense is primarily due to a $4.6 million stock compensation charge due to HC Power stock bonus agreements that vested on the date of acquisition and approximately $1.6 million in expenses contributed by Powec. The remainder of the increase is due to higher employee costs, which are directly attributable to our commitment to research and development in support of our future growth.

    Excluding the non-recurring stock compensation charge, engineering and quality assurance expense increased $10.4 million, or 48.4%, to $31.9 million, or 6.2% of net sales, for 2000 from $21.5 million, or 9.1% of net sales, for 1999. Non-recurring items include $4.6 million stock compensation charge due to HC Power stock bonus agreements plus related payroll taxes of $67,000.

    AMORTIZATION OF INTANGIBLES.  Amortization of intangibles increased
$5.2 million, or 82.9%, to $11.4 million for 2000 from $6.2 million for 1999. Included in 1999 is a $1.0 million charge taken to write off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. Excluding this non-recurring charge, amortization of intangibles increased $6.2 million, or 118.0%, to $11.4 million for 2000 from $5.2 million for 1999. The $6.2 million increase is primarily attributable to $5.2 million for eight months of amortization expense related to the intangibles recorded for the acquisitions of Powec and a telecommunications product line from Eldec Corporation. The remainder of the increase is primarily due to an increase in amortization related to intangibles recorded for the acquisition of IPD since a $13.0 million earn out was paid to IPD's former owners in the second quarter of 2000.

    IN-PROCESS RESEARCH AND DEVELOPMENT. As a result of the IPD acquisition, we recorded a one-time charge of $3.3 million in the first quarter of 1999 for purchased in-process technology that had not reached technological feasibility and had no alternative future use.

    INCOME FROM OPERATIONS. As a result of the items above, income from operations increased $50.5 million, or 251.0%, to $70.6 million for 2000 from $20.1 million for 1999. Excluding non-recurring items totaling approximately $15.9 million in the first quarter of 2000 related to the HC Power acquisition, consisting of acquisition costs of $2.4 million, stock compensation charges of $13.3 million and payroll related taxes of approximately $200,000, and $2.0 million in the second quarter of 2000 related to the Powec acquisition for an inventory fair value write-up adjustment, income from operations would have been $88.5 million, or 17.3% of net sales, for 2000. Excluding non-recurring items totaling approximately $5.1 million related to the IPD acquisition consisting of an inventory fair value write-up of approximately $800,000, an in-process research and development charge of $3.3 million and a write-off of $1.0 million for a technology and license agreement, income from operations would have been $25.2 million, or 10.6% of net sales, for 1999.

    INTEREST INCOME. Interest income increased $2.5 million, or 309.4%, to $3.3 million for 2000 from $807,000 for 1999. In September 1999 and
November 2000, we issued additional shares of our common stock and used the proceeds to pay off the majority of our outstanding credit facilities at the time. A portion of the proceeds from the 1999 sale of stock, prior to the acquisition of Powec in May 2000, and a portion of the proceeds from the 2000 sale of stock were invested in short-term interest bearing financial instruments, resulting in the increase in interest income from 1999 to 2000.

    INTEREST EXPENSE. Interest expense increased $3.2 million, or 100.7%, to $6.4 million for 2000 from $3.2 million for 1999. The increase was primarily due to advances under our credit facilities to finance the Powec acquisition in May 2000, as well as capital expenditures to support our manufacturing facilities. This increase was partially offset by the repayment of the majority of our outstanding balance on our credit facility with Union Bank of California, N.A., using the proceeds from the sale of our common stock in November 2000.

    OTHER INCOME (EXPENSE), NET.  Other income (expense), net, decreased
$1.4 million to $1.1 million expense for 2000 from $307,000 income for 1999. The increased expense is primarily attributable to losses recorded on foreign currency transactions at our international locations and a $242,000 write-off of bank fees related to our $65 million line of credit which was terminated in the second quarter of 2000 and replaced with a $200 million line of credit with another financial institution. The new line of credit was primarily necessary to finance the acquisition of Powec in May 2000.

    PROVISION FOR INCOME TAXES. The provision for income taxes was $22.5 million for 2000 compared to $6.5 million for 1999. The income tax expense for 2000 includes a non-recurring benefit of $366,000 related to net deferred tax assets recorded upon HC Power's conversion from an S-corporation to a C-corporation. The pre-tax income for 1999 includes the $3.3 million charge for in-process research and development and $1.6 million amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. Excluding non-recurring items, the effective tax rate would have been approximately 34.3% for 2000 compared to 31.1% for 1999. The higher tax rate in 2000 compared to 1999 is primarily due to a greater proportion of taxable income earned in higher tax rate jurisdictions and $2.5 million of nondeductible goodwill amortization expense related to the acquisition of Powec which resulted in a higher effective tax rate.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

    NET SALES. Net sales increased $117.7 million, or 98.5%, to $237.2 million for 1999 from $119.5 million for 1998. Included in net sales for 1999 are $43.6 million from Melcher, and $61.3 million from IPD. The main contributors to the increase in net sales were DC/DC power supplies, telecom power products, and AC/DC power supplies. Most of the growth in the DC/DC business was derived from strong order flow from the communications market, which includes datacommunications and network equipment manufacturers. On the AC/DC side, the automatic/ semiconductor test equipment market continued to expand during 1999. We also experienced solid growth in other key markets such as industrial and transportation.

    Net sales to OEMs for 1999 were $190.9 million, or 80.5% of net sales, an increase of $113.1 million, or 145.4%, over the comparable period in 1998, when net sales to OEMs represented 65.1% of net sales. Net sales to Cisco represented 14.2% of net sales in 1999. Cisco was the only customer that exceeded 10% of net sales in 1999. Net sales through distributors for 1999 were $46.3 million, or 19.5% of net sales, an increase of $4.6 million, or 11.1%, compared to the same period in 1998, when such net sales represented 34.9% of net sales. The lower percentage of net sales through distributors in 1999 is primarily due to the change in the mix of our customer base which, compared to 1998, has shifted more toward OEM customers in the communications market.

    Our recent acquisition of IPD has significantly broadened our customer base by increasing net sales to key OEMs and adding new OEMs in the communications market.

    Net sales by markets for the years ended December 31, 1998 and 1999 were:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Communications..............................................     25%        52%
Industrial..................................................     28         18
Automatic/Semiconductor test equipment......................     16          9
Other.......................................................     31         21
                                                                ---        ---
  Total.....................................................    100%       100%
                                                                ===        ===

    The changes in the percentage of our net sales by market are primarily due to a significantly larger concentration of net sales to the communications and transportation markets.

    During 1999, demand for our products increased significantly, especially in the second half of the year. Our combined backlog on December 31, 1999 was $66.9 million, an increase of 130.1%, compared to backlog of $29.1 million on December 31, 1998. Pro forma backlog, which assumes IPD's backlog was in place at December 31, 1998, increased 98.6% at the end of December 1999 as compared to December 31, 1998. For the quarter ended December 31, 1999 we experienced a strong bookings trend with $72.6 million in new orders taken. Much of this growth comes from strong demand in the communications market, which is primarily driven by data communications and network equipment manufacturers, as well as increased demand of our high-power product line, which are typically sold to the automatic/semiconductor test equipment market.

    GROSS PROFIT. Gross profit increased $49.8 million, or 112.0%, to $94.3 million for 1999 from $44.5 million for 1998. As a percentage of net sales, gross profit increased to 39.8% for 1999 from 37.3% for the same period in 1998. The increase in gross profit margin primarily resulted from the inventory write-up related purchase accounting adjustments due to the Melcher acquisition which negatively impacted the prior year period. Excluding the non-recurring adjustments related to our acquisitions of IPD in 1999 and Melcher in 1998, our gross profit margin would have been approximately 40.1% in 1999 and 39.7% in 1998. The improved profit margin in 1999 is primarily due to the increase in net sales which allowed us to better leverage our fixed manufacturing expenses.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $20.3 million, or 88.3%, to $43.2 million for 1999 from $23.0 million for 1998. As a percentage of net sales, selling, general and administrative expense decreased from 19.2% in 1998 to 18.2% in 1999. The increase of $20.3 million was primarily due to additional selling expense related to Melcher and IPD of $3.9 million and $4.9 million, respectively, and additional administrative expense related to Melcher and IPD of $1.9 million and $2.5 million, respectively, as well as an increase of $4.7 million in our core administrative expense.

    Excluding Melcher and IPD, selling expense increased $2.4 million primarily due to higher employee costs of $322,000, increased freight and travel expense aggregating $693,000 and increased commissions and trade show expenses aggregating approximately $1.0 million, to support the increase in business growth during 1999. The increase in our core administrative expense of $4.7 million was primarily due to higher employee costs of $1.8 million related to an increase in staff, employee performance bonuses and temporary help; increased depreciation expense of $835,000 primarily related to the Oracle ERP project and other capital expenditures; higher professional fees of $521,000; increased insurance expense of $242,000; stock compensation expense of $171,000 related to HC Power stock bonus agreements; and increases in other general operating expenses such as travel, utilities and office supplies expenses.

    ENGINEERING AND QUALITY ASSURANCE EXPENSE. Engineering and quality assurance expense increased $10.8 million, or 101.3%, to $21.5 million for 1999 from $10.7 million for 1998. As a percentage of net sales, engineering and quality assurance expense increased slightly from 9.0% in 1998 to 9.1% in 1999. The increase of $10.8 million was primarily due to Melcher's and IPD's additional engineering expenses of $3.0 million and $4.2 million, respectively, an increase of $1.8 million in our core engineering expense and an increase of $1.8 million in our quality assurance expense.

    Our core engineering expense increased primarily due to a $751,000 increase in employee costs, a $108,000 increase in product development expenses, and $315,000 stock compensation expense related to HC Power stock bonus agreements. The $1.8 million increase in our quality assurance expense was primarily due to additional quality assurance expense related to Melcher and IPD of $378,000 and $710,000, respectively, as well as an increase of $750,000 in our core quality assurance expense primarily related to increased employee costs.

    AMORTIZATION OF INTANGIBLES.  The amortization of intangibles increased
$3.6 million, or 136.6%, to $6.2 million for 1999 from $2.6 million for 1998. As a percentage of net sales, amortization of intangibles increased to 2.6% for 1999 from 2.2% for 1998. The increase is attributable to a $1.0 million charge taken to write-off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. The balance of the increase is due to 11 months of amortization of intangibles initially recorded upon the acquisition of IPD on January 29, 1999 totaling approximately $1.6 million, as well as an additional $1.1 million of amortization of intangibles related to the Melcher acquisition.

    IN-PROCESS RESEARCH & DEVELOPMENT. In connection with the IPD acquisition, we recorded a one time charge of $3.3 million for purchased in-process technology that had not reached technological feasibility.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased $11.9 million, or 144.1%, to $20.1 million, or 8.5% of net sales, for 1999 from $8.2 million, or 6.9% of net sales, for 1998. Excluding non-recurring items totaling approximately $5.1 million in 1999 consisting of inventory fair market value write-up of $.8 million, in-process research and development charge of $3.3 million and write-off of $1.0 million technology and license agreement, all of which were related to the IPD acquisition, and $2.9 million in 1998 for the inventory fair market value write-up related to the Melcher acquisition, income from operations would have been $25.2 million, or 10.6% of net sales, in 1999 and $11.1 million, or 9.3% of net sales, in 1998.

    INTEREST INCOME. Interest income decreased $590,000, or 42.2%, to $807,000 for 1999 from $1.4 million for 1998. This decrease was primarily related to the reduction in short-term, interest bearing financial instruments as a result of the available cash used for the Melcher acquisition in the third quarter of 1998. This decrease was partially offset by interest earned on proceeds from the sale of our common stock in September and October 1999 which were invested in short-term, interest bearing financial instruments.

    INTEREST EXPENSE. Interest expense increased $2.3 million, or 257.6%, to $3.2 million for 1999 from $898,000 for 1998. The increase was primarily due to advances under our credit facilities to finance the IPD acquisition, as well as additional investments in facilities and capital equipment to increase our capacity to support the rapid growth of our business. This increase was partially offset by the repayment of $54.1 million of outstanding debt under our credit agreement with Bank of America, N.A., using the proceeds from the sale of our common stock in September and October 1999.

    OTHER INCOME (EXPENSE), NET. Net other income increased $939,000, to $307,000 for 1999, from net other expense of $632,000 for 1998, and is primarily due to gains on foreign currency transactions partly offset by net losses on disposals of fixed assets.

    PROVISION FOR INCOME TAXES.  The provision for income taxes increased
$4.1 million, to $6.5 million for 1999, from $2.3 million for 1998. The effective tax rate of 35.9% in 1999 is significantly higher than the 28.5% in 1998. This is primarily attributable to the $3.3 million charge for in-process research and development and $1.6 million amortization of goodwill related to the IPD acquisition, both of which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash and cash equivalents balance increased $73.3 million, or 115.0%, from $63.8 million at December 31, 1999 to $137.1 million at December 31, 2000. This increase in cash is primarily due to $314.5 million in net proceeds from our sale of 4,500,000 shares of common stock in November 2000. Prior to the sale of our stock, our primary source of cash consisted of borrowings from our bank credit facilities of $165.2 million. The primary uses of cash in 2000 consisted of $167.0 million for the repayment of borrowings on our bank credit facilities, $74.5 million for the purchase of Powec, $78.3 million for operating activities, $52.2 million for the acquisition of property and equipment,

$14.0 million for the purchase of a telecommunications product line from Eldec and $13.0 million for the earnout paid to IPD's former stockholders.

    Cash used in operating activities in 2000 was $78.3 million and was primarily attributable to $168.7 million used for working capital offset by cash earnings from operations, excluding the effect of changes in working capital, of $90.5 million. Cash earnings from operations is composed of net income plus depreciation, stock compensation, tax benefit on stock option exercises, deferred income taxes and loss on disposal of property and equipment. The
$168.7 million used for working capital was primarily due to an increase in accounts receivable and inventories of $70.7 million and $153.3 million, respectively, offset in part by a net increase in accounts payable of $48.4 million. Because of the long lead times of certain components related to industry-wide component availability issues, and the inability of many of our suppliers to deliver in a timely manner, our materials organization placed multiple orders with multiple suppliers for quantities in excess of our needs in an effort to secure the requisite materials to support our rapid growth. During the fourth quarter of 2000, as the availability of these components opened up, for the most part we did not reschedule or cancel orders with our suppliers. As a result, inventory has increased substantially. We have put in place a variety of initiatives to aggressively reduce inventory by the end of the second quarter of 2001.

    The $52.2 million to acquire property and equipment included approximately $22.1 million to acquire surface-mount technology (SMT) equipment, $15.8 million for other manufacturing equipment, $6.0 million for engineering equipment, $6.0 million for administrative improvements and the balance for additional property, plant and capital equipment expenditures consistent with supporting our growth plans.

    Of the $165.2 million of proceeds from borrowings on our bank credit facilities, approximately $68.5 million was used to finance the Powec acquisition and the purchase of the telecommunications product line from Eldec. The remaining proceeds were primarily used to finance capital expenditures and for the repayment of debt.

    On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides us with a revolving line of credit of $200.0 million, the Revolving Loan Facility. The Revolving Loan Facility bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR, 6.5% at December 31, 2000, plus 1.25% to 2.25%, or the bank's base rate, 9.5% at December 31, 2000, plus 0% to 1.00%. For borrowings in certain approved foreign currencies, the Revolving Loan Facility bears interest based upon the international LIBOR corresponding to those currencies. The credit agreement:

    - provides for restrictions on additional borrowings, leases and capital expenditures;

    - prohibits us from paying dividends, liquidating, merging, consolidating or selling our assets or business without the bank's prior approval;

    - requires us to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio;

    - prohibits us, in certain circumstances, from making strategic investments in excess of $10.0 million without the bank's prior approval;

    - prohibits us, in certain circumstances, from paying $30.0 million or more for acquisitions not previously approved by the bank; and

    - requires us to use the proceeds of any public offering of our stock to pay off any indebtedness then outstanding under the loan agreement evidenced by notes.

    Borrowings under the Revolving Loan Facility are collateralized by the capital stock of each of our significant domestic subsidiaries and 65% of the capital stock of each of our directly-owned foreign subsidiaries. At December 31, 2000, amounts outstanding under the Revolving Loan Facility were $4.7 million at a weighted average interest rate of 4.9%, all of which was borrowed by Melcher.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all credit facilities is approximately $7.5 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At December 31, 2000, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $2.2 million and $933,000, respectively, at interest rates ranging from 3.6% to 4.4%, and 4.0% to 4.5%, respectively.

    As a result of the Powec acquisition, we have credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.8 million. The largest of these credit facilities are with banks in Norway totaling approximately $4.6 million and bear interest on amounts outstanding payable at various time intervals and market rates ranging between 11.0% and 11.5%. At December 31, 2000, amounts outstanding under Powec's credit facilities were $4.6 million at a weighted average interest rate of 10.9%.

    In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.7 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The 19.5-year loan bears an interest rate based on the bank's rate, 9.1% at December 31, 2000, and is payable in semiannual installments until its maturity date in July 2019. At December 31, 2000, the current and long-term amounts outstanding under this loan were $454,000 and $8.2 million, respectively.

    At December 31, 2000, short-term amounts, including current portion of long-term debt, and long-term amounts outstanding under all credit agreements with banks were $11.9 million and $9.1 million, respectively.

    We currently anticipate that our total capital expenditures for 2001 will be approximately $40.0 million, of which approximately $30.0 million represents investments in manufacturing and information systems infrastructure improvements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and general economic conditions.

    Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the anticipated funds generated from our operations, will be sufficient to fund our anticipated working capital, capital expenditures and debt payment requirements for the next twelve months. However, if we make a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

    RECENT EVENTS. Since the start of 2001, much of the U.S. economy, and particularly the communications infrastructure industry, has experienced a rapid slowdown in its growth. It is not certain whether the economy or various sectors will experience negative growth. Several of our customers, including our largest customers, have cancelled or rescheduled significant orders, which has caused a substantial decline in our backlog. We expect that our rate of growth in 2001 will be significantly less than it has been in the prior two years. Moreover, we significantly increased our production capacity in 2000 in anticipation of continued rapid growth. Thus, we expect to have substantial excess production capacity in 2001. As a result, we anticipate that our gross profit margin in 2001 will be less than we have experienced in recent years. Management has initiated various cost containment measures to mitigate the negative effect of these trends. There can be no assurance that these measures will be successful.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risks relating to our operations result primarily from changes in interest rates and changes in foreign currency exchange rates. Our exposure to interest rate risk results from the financial debt instruments which arise from transactions entered into during the normal course of business. We did not hold any derivative financial instruments during 1998, 1999 or 2000. We may enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our portfolio of borrowings. Under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes.

    DEBT. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, 3.5% at December 31, 2000, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at December 31, 2000 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, Norwegian Kroner or Australian dollars, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc, Norwegian Kroner and Australian dollar denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

                                                   EXPECTED MATURITY DATE
                                    ----------------------------------------------------    THERE-                 FAIR
                                      2001       2002       2003       2004       2005      AFTER      TOTAL      VALUE
                                    --------   --------   --------   --------   --------   --------   --------   --------
                                                        (AMOUNTS IN THOUSANDS EXCEPT FOR PERCENTAGES)
CREDIT FACILITIES:
  Variable Rate (CHF 7,537).......   $4,687        --         --         --         --          --     $4,687     $4,687
    Average Interest Rate.........      4.9%                                                              4.9%
  Variable Rate (NOK 38,309)......   $4,368        --         --         --         --          --     $4,368     $4,368
    Average Interest Rate.........     11.0%                                                             11.0%
  Variable Rate (AUD 400).........   $  224        --         --         --         --          --     $  224     $  224
    Average Interest Rate.........      8.6%                                                              8.6%
LONG-TERM DEBT:
  Fixed Rate (CHF 5,000)..........   $2,176      $933         --         --         --          --     $3,109     $2,986
    Average Interest Rate.........      3.8%      4.4%                                                    4.0%
  Variable Rate (NOK 75,889)......   $  454      $454       $454       $454       $454      $6,382     $8,652     $4,052
    Average Interest Rate.........      9.1%      9.1%       9.1%       9.1%       9.1%        9.1%       9.1%

    FOREIGN CURRENCY. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2000, we had not entered into any significant foreign exchange contracts.

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

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2000 (the "Proxy Statement"), and is incorporated herein by reference.

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

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

(A)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this Report:

POWER-ONE, INC.                                                 PAGE
---------------                                               --------
Independent Auditors' Report................................     F-1
Consolidated Balance Sheets.................................     F-2
Consolidated Statements of Income...........................     F-3
Consolidated Statements of Comprehensive Income.............     F-4
Consolidated Statements of Stockholders' Equity.............     F-5
Consolidated Statements of Cash Flows.......................     F-6
Notes to Consolidated Financial Statements..................     F-9
Quarterly Financial Data for the 1999 and 2000 Quarters
  (unaudited)...............................................    F-28

(A)(2) SCHEDULES

    The following financial statement schedule is filed as a part of this Report.

POWER-ONE, INC.                                                 PAGE
---------------                                               --------
Schedule II: Valuation and Qualifying Accounts..............     S-1

(B) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated November 6, 2000, was filed to report the issuance of 4,500,000 shares of our common stock and the execution of an underwriting agreement for the sale thereof.

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

         2.2(b)               Agreement and Plan of Merger dated as of January 7, 1999, by and among Power-One, Inc., Power-One Acquisition Corp. and
                                International Power Devices, Inc.

         2.3(c)               Agreement and Plan of Merger dated as of February 11, 2000, by and among Power-One, Inc., Power-One Acquisition Corp.
                                and HC Power Inc.

         2.4(d)               Amended and Restated Stock Purchase Agreement entered into as of May 15, 2000 among Power-One, Inc. and the
                                shareholders of Powec AS (Norway)

         3.1(e)               Restated Certificate of Incorporation of the Company

         3.2(f)               Amendment to the Restated Certificate of Incorporation,
                                filed with the Secretary of State of the State of Delaware on August 31, 2000

         3.3(g)               Amended and Restated Bylaws of the Company

         4.1(e)               Specimen Common Stock Certificate

         4.2(h)               Rights Agreement, dated as of July 27, 2000, between
                                Power-One, Inc. and American Stock Transfer & Trust
                                Company, as Rights Agent, including as exhibits thereto
                                the terms of the Junior Participating Preferred Stock and
                                Form of Right Certificate

         4.3(i)               Certificate of Designations of Junior Participating
                                Preferred Stock of the Company

        10.1(e)               Form of Indemnification Agreement between the Company and
                                its directors, executive officers and certain other
                                officers

        10.2(j)               Amended and Restated 1996 Stock Incentive Plan, dated May 4,
                                1999

        10.3                  Amendment to Amended and Restated 1996 Stock Incentive Plan,
                                dated March 24, 2000

        10.4(e)               Management Bonus Plan

        10.5(e)               P-E Tax Exemption Grant dated January 4, 1995

        10.6(k)               Employee Stock Purchase Plan

        10.7(g)               Revolving Loan Agreement among Power-One, Inc.,
                                International Power Devices, Inc., Melcher Holding AG, HC
                                Power, Inc., certain lenders and Union Bank of California,
                                N.A., as Administrative Agent and Lead Arranger, dated May
                                10, 2000

        10.8(l)               Letter of Agreement between the Company and the President
                                and Chief Operating Officer

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

          24                  Power of Attorney (Contained on Signature Page)

------------------------

(a) Previously filed as an exhibit to Form 8-K dated August 31, 1998 and filed on September 15, 1998 (File No. 0-29454)

(b) Previously filed as an exhibit to Form 8-K dated January 29, 1999 and filed on February 9, 1999 (File No. 0-29454)

(c) Previously filed as an exhibit to Form 8-K dated February 29, 2000 and filed on March 13, 2000 (File No. 0-29454)

(d) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended April 2, 2000 and filed on May 17, 2000 (File No. 0-29454)

(e) Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889)

(f) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000 and filed on November 15, 2000
    (File No. 0-29454)

(g) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended July 2, 2000 and filed on August 16, 2000 (File No. 0-29454)

(h) Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc. (File No. 0-29454)

(i) Previously filed as an exhibit to Form 8-K dated July 26, 2000 and filed on August 9, 2000 (File No. 0-29454)

(j) Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-87879)

(k) Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-42079)

(l) Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2000 and filed on April 3, 2000 (File No. 0-29454)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            POWER-ONE, INC.

                                            By:                 /s/ STEVEN J. GOLDMAN
                                                 ---------------------------------------------------
                                                                  Steven J. Goldman
                                                  CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Date: March 26, 2001

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

                SIGNATURE                                   TITLE                                   DATE
                ---------                                   -----                                   ----
         /s/ (STEVEN J. GOLDMAN)            Chairman of the Board and Chief
    ---------------------------------       Executive Officer (Principal Executive             March 26, 2001
           (Steven J. Goldman)              Officer)

                                            Senior Vice President--Finance and
          /s/ (EDDIE K. SCHNOPP)            Chief Financial Officer (Principal
    ---------------------------------       Financial                                          March 26, 2001
            (Eddie K. Schnopp)              and Accounting Officer)

         /s/ (KENDALL R. BISHOP)
    ---------------------------------       Director                                           March 26, 2001
           (Kendall R. Bishop)

       /s/ (DR. HANSPETER BRANDLI)
    ---------------------------------       Director                                           March 26, 2001
         (Dr. Hanspeter Brandli)

          /s/ (JON E. M. JACOBY)
    ---------------------------------       Director                                           March 26, 2001
            (Jon E. M. Jacoby)

            /s/ (JAY WALTERS)
    ---------------------------------       Director                                           March 26, 2001
              (Jay Walters)

FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this Report:

                                POWER-ONE, INC.

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     F-1
Consolidated Balance Sheets.................................     F-2
Consolidated Statements of Income...........................     F-3
Consolidated Statements of Comprehensive Income.............     F-4
Consolidated Statements of Stockholders' Equity.............     F-5
Consolidated Statements of Cash Flows.......................     F-6
Notes to Consolidated Financial Statements..................     F-9
Quarterly Financial Data for the 1999 and 2000 Quarters
  (unaudited)...............................................    F-28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Power-One, Inc.:

    We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
January 19, 2001

                                POWER-ONE, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 63,769   $137,113
  Accounts receivable:
    Trade, less allowance for doubtful accounts: $1,918 -
      1999; $2,573 - 2000...................................    45,805    124,306
    Other...................................................     1,914      7,736
  Inventories...............................................    61,834    225,121
  Deferred income taxes.....................................     1,916      4,527
  Current portion of notes receivable from stockholders.....        30         --
  Prepaid expenses and other current assets.................     1,795      4,300
                                                              --------   --------
      Total current assets..................................   177,063    503,103
PROPERTY AND EQUIPMENT, net.................................    55,608    104,020
INTANGIBLE ASSETS, net......................................    59,217    162,799
NOTES RECEIVABLE FROM STOCKHOLDERS, less current portion....        79         --
OTHER ASSETS................................................     3,137     12,395
                                                              --------   --------
TOTAL.......................................................  $295,104   $782,317
                                                              ========   ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank credit facilities....................................  $  7,579   $  9,279
  Current portion of long-term debt.........................     4,002      2,630
  Current portion of long-term capital leases...............       897        558
  Bank overdraft............................................     5,804     12,879
  Accounts payable..........................................    13,107     71,721
  Accrued payroll and related expenses......................     2,583      5,642
  Other accrued expenses....................................    16,811     23,570
                                                              --------   --------
      Total current liabilities.............................    50,783    126,279
                                                              --------   --------
LONG-TERM DEBT, less current portion........................     3,379      9,131
LONG-TERM CAPITAL LEASES, less current portion..............       842        281
DEFERRED INCOME TAXES.......................................     2,757     12,319
OTHER LIABILITIES...........................................       112        579
COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS' EQUITY
  Common stock, par value $0.001: 300,000,000 shares
    authorized; 71,962,224 shares issued and outstanding at
    December 31, 1999 and 78,497,574 shares issued and
    outstanding at December 31, 2000........................        72         78
  Additional paid-in capital................................   212,148    564,325
  Accumulated other comprehensive loss......................    (3,476)    (2,188)
  Retained earnings.........................................    28,487     71,513
                                                              --------   --------
      Total stockholders' equity............................   237,231    633,728
                                                              --------   --------
TOTAL.......................................................  $295,104   $782,317
                                                              ========   ========

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
NET SALES...................................................  $119,451   $237,157   $510,955
COST OF GOODS SOLD..........................................    74,954    142,818    311,945
                                                              --------   --------   --------
GROSS PROFIT................................................    44,497     94,339    199,010
                                                              --------   --------   --------
EXPENSES:
  Selling, general and administrative.......................    22,951     43,210     80,464
  Engineering and quality assurance.........................    10,682     21,508     36,603
  Amortization of intangible................................     2,625      6,212     11,363
  In-process research and development.......................        --      3,300         --
                                                              --------   --------   --------
    Total expenses..........................................    36,258     74,230    128,430
                                                              --------   --------   --------
INCOME FROM OPERATIONS......................................     8,239     20,109     70,580
                                                              --------   --------   --------
OTHER INCOME (EXPENSE):
  Interest income...........................................     1,397        807      3,304
  Interest expense..........................................      (898)    (3,211)    (6,446)
  Other income (expense), net...............................      (632)       307     (1,052)
                                                              --------   --------   --------
    Total other expense.....................................      (133)    (2,097)    (4,194)
                                                              --------   --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................     8,106     18,012     66,386
PROVISION FOR INCOME TAXES..................................     2,310      6,458     22,495
                                                              --------   --------   --------
NET INCOME..................................................  $  5,796   $ 11,554   $ 43,891
                                                              ========   ========   ========
BASIC EARNINGS PER SHARE....................................  $   0.10   $   0.19   $   0.59
                                                              ========   ========   ========
DILUTED EARNINGS PER SHARE..................................  $   0.10   $   0.18   $   0.56
                                                              ========   ========   ========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING...................    56,613     60,597     73,957
                                                              ========   ========   ========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING.................    57,363     62,469     77,871
                                                              ========   ========   ========
PRO FORMA AMOUNTS:
INCOME BEFORE PROVISION FOR INCOME TAXES, AS REPORTED.......  $  8,106   $ 18,012   $ 66,386
PRO FORMA PROVISION FOR INCOME TAXES (Note 13)..............     2,340      7,044     22,773
                                                              --------   --------   --------
PRO FORMA NET INCOME........................................  $  5,766   $ 10,968   $ 43,613
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (IN THOUSANDS)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
NET INCOME..................................................   $5,796    $11,554    $43,891

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation adjustments..................    2,177     (5,653)     1,288
                                                               ------    -------    -------

COMPREHENSIVE INCOME........................................   $7,973    $ 5,901    $45,179
                                                               ======    =======    =======

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                       COMMON STOCK--$.001                  ACCUMULATED
                                            PAR VALUE         ADDITIONAL       OTHER
                                      ---------------------    PAID-IN     COMPREHENSIVE   RETAINED
                                        SHARES      AMOUNT     CAPITAL     INCOME (LOSS)   EARNINGS    TOTAL
                                      ----------   --------   ----------   -------------   --------   --------
BALANCE, DECEMBER 31, 1997..........  56,567,970    $   57     $ 92,733       $    --      $11,506    $104,296
Stock option compensation expense...                                 27                                     27
Issuance of common stock under stock
  option and purchase plans.........     100,926                     27                                     27
Distributions to stockholders.......                                                           (49)        (49)
Income tax benefit for employee
  stock option transactions.........                                 87                                     87
Cumulative translation adjustment...                                            2,177                    2,177
Net income..........................                                                         5,796       5,796
                                      ----------    ------     --------       -------      -------    --------
BALANCE, DECEMBER 31, 1998..........  56,668,896        57       92,874         2,177       17,253     112,361
Stock option compensation expense...                                 27                                     27
Issuance of common stock under stock
  option and purchase plans.........     206,847                    464                                    464
Income tax benefit for employee
  stock option transactions.........                                207                                    207
Stock issuance to public............  14,925,000        15      124,360                                124,375
Stock issuance costs................                             (6,046)                                (6,046)
Cumulative translation adjustment...                                           (5,653)                  (5,653)
Stock compensation..................     161,481                    262                                    262
Distributions to stockholders.......                                                          (320)       (320)
Net income..........................                                                        11,554      11,554
                                      ----------    ------     --------       -------      -------    --------
BALANCE, DECEMBER 31, 1999..........  71,962,224        72      212,148        (3,476)      28,487     237,231
Stock option compensation expense...                                 27                                     27
Issuance of common stock under stock
  option and purchase plans.........     794,355                  2,001                                  2,001
Income tax benefit for employee
  stock option transactions.........                              9,575                                  9,575
Stock compensation..................     812,925         1       13,311                                 13,312
Issuance of common stock in
  connection with acquisition.......     428,070                 12,735                                 12,735
Stock issuance to public............   4,500,000         5      317,245                                317,250
Stock issuance costs................                             (2,717)                                (2,717)
Cumulative translation adjustment...                                            1,288                    1,288
Distributions to stockholders.......                                                          (865)       (865)
Net income..........................                                                        43,891      43,891
                                      ----------    ------     --------       -------      -------    --------
BALANCE, DECEMBER 31, 2000..........  78,497,574    $   78     $564,325       $(2,188)     $71,513    $633,728
                                      ==========    ======     ========       =======      =======    ========

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  5,796   $ 11,554   $  43,891
  Adjustments to reconcile net income to net cash provided
    by
    (used in) operating activities:
    Depreciation and amortization...........................     6,605     14,626      24,190
    Stock compensation......................................        27        289      13,339
    Tax benefit on stock option exercises...................        87        207       9,575
    Purchased in-process research and development...........        --      3,300          --
    Net loss on disposal of property and equipment..........        --        283         443
    Deferred income taxes...................................    (1,963)      (467)       (969)
  Changes in operating assets and liabilities:
    Accounts receivable, net................................     4,391    (22,011)    (70,747)
    Inventories.............................................     8,562    (22,007)   (153,323)
    Refundable income taxes.................................     2,411        426          (7)
    Prepaid expenses and other current assets...............       222       (297)     (2,634)
    Accounts payable........................................      (412)     5,215      48,352
    Accrued expenses........................................    (2,139)     7,382       8,615
    Other liabilities.......................................       164          7         990
                                                              --------   --------   ---------
      Net cash provided by (used in) operating activities...    23,751     (1,493)    (78,285)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in Powec, net of cash acquired (Note 3)........        --         --     (72,545)
  Telecommunications product line acquired from Eldec
    (Note 3)................................................        --         --     (14,000)
  Investment in IPD, net of cash acquired (Note 3)..........        --    (28,739)    (13,000)
  Investment in Melcher, net of cash acquired...............   (40,699)        --          --
  Acquisition of property and equipment.....................   (11,768)   (27,856)    (52,165)
  Proceeds from sale of property and equipment..............        --        112          36
  Payments for purchased technology.........................      (326)        --          --
  Other assets..............................................      (362)    (1,247)    (12,452)
                                                              --------   --------   ---------
      Net cash used in investing activities.................   (53,155)   (57,730)   (164,126)
                                                              --------   --------   ---------

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on bank credit facilities........  $11,428    $ 67,817   $ 165,180
  Repayments of borrowings on bank credit facilities........   (2,916)    (75,738)   (166,979)
  Bank overdraft............................................       --       5,804       7,000
  Proceeds from borrowings on long-term debt................    2,051         499          --
  Repayments of borrowings on long-term debt................   (2,901)     (3,492)     (4,634)
  Principal payments under long-term capital leases.........       --        (913)       (888)
  Sale and issuance of common stock, net....................       27     118,793     316,534
  Proceeds from (issuance of) notes receivable from
    stockholders............................................       (8)         (7)        109
  Distributions to stockholders.............................      (49)       (320)       (865)
                                                              -------    --------   ---------

      Net cash provided by financing activities.............    7,632     112,443     315,457
                                                              -------    --------   ---------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS.................................      590        (422)        298
                                                              -------    --------   ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................................  (21,182)     52,798      73,344

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.......................................   32,153      10,971      63,769
                                                              -------    --------   ---------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD.............................................  $10,971    $ 63,769   $ 137,113
                                                              =======    ========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................  $   722    $  3,028   $   4,766
    Income taxes............................................  $ 2,968    $  3,508   $  17,919

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                       (IN THOUSANDS, EXCEPT SHARE DATA)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

    On August 31, 1998, Power-One, Inc. ("Power-One" or the "Company") purchased all of the capital stock of Melcher Holding AG ("Melcher") for $43.4 million.

    In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $45,159
Fair value of goodwill and other identifiable intangible
  assets....................................................   25,210
Cash paid for capital stock.................................  (43,421)
                                                              -------
Liabilities assumed.........................................  $26,948
                                                              =======

    On January 29, 1999, the Company purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million (See Note 3).

    In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $21,248
Fair value of goodwill and other identifiable intangible
  assets....................................................   17,454
Cash paid for capital stock.................................  (29,500)
                                                              -------
Liabilities assumed.........................................  $ 9,202
                                                              =======

    Capital lease obligations of $285 were incurred in 1999 when the Company entered into leases for new equipment.

    On May 16, 2000, the Company acquired all of the capital stock of Powec AS and the minority interests of certain Powec subsidiaries (collectively referred to as "Powec") for approximately $72.0 million in cash, plus $2.5 million in acquisition costs, and 428,070 shares of the Company's common stock (See Note
3).

    In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $38,766
Fair value of goodwill and other identifiable intangible
  assets....................................................   83,645
Cash paid for Powec's capital stock.........................  (74,452)
Fair value of stock issued for Powec's capital stock........  (12,735)
                                                              -------
Liabilities assumed.........................................  $35,224
                                                              =======

    On May 16, 2000, the Company acquired a telecommunications product line from Eldec Corporation ("Eldec"), a subsidiary of Crane Co., for $14.0 million in cash (See Note 3).

    In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of tangible assets acquired......................  $ 2,237
Fair value of goodwill and other identifiable intangible
  assets....................................................   12,208
Cash paid for product line..................................  (14,000)
                                                              -------
Liabilities assumed.........................................  $   445
                                                              =======

    The Company recorded a $2.2 million tax benefit to additional paid-in capital in the second quarter of 2000 on the disposition of 812,925 shares of the Company's common stock made by certain employees of HC Power Inc ("HC Power"). (See Note 3).

                See notes to consolidated financial statements.

                                POWER-ONE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

1. GENERAL INFORMATION

    The accompanying financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 31, 1998, 1999 and 2000 and include the accounts of the Company and its subsidiaries, all of which are wholly owned.

    The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, Mexico, Norway, Ireland, Switzerland, Puerto Rico, China and Slovakia. These operations represent captive manufacturing facilities of the Company. The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ended December 31, 1998 and 2000 represent 52-week years. The year ended December 31, 1999 represents a 53-week year. For simplicity of presentation, the Company has described year-ends presented as of December 31.

    On May 9, 2000, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock to stockholders of record on May 24, 2000 and payable on June 2, 2000. On July 26, 2000, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock to stockholders of record on August 31, 2000 and payable on September 11, 2000. Both stock splits were effected in the form of a stock dividend; the second stock split was conditioned upon the approval by the Company's stockholders of an increase in its authorized common stock. On August 31, 2000, at a special meeting of the Company's stockholders, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation increasing the authorized shares of common stock from 60 million to 300 million. All references in the financial statements and notes to the financial statements to share and per share information have been restated to reflect both stock splits.

    OPERATIONS--The Company operates in one industry segment which includes the design, development and manufacture of power conversion products for the communications infrastructure market. The Company sells its products and grants credit to customers in this industry, primarily in the United States and Europe. Net sales to the Company's largest customers amounted to 11% in 1998, 14% in 1999 and 25% in 2000, each to a single customer. At December 31, 1999, no single customer represented greater than 10% of the consolidated trade accounts receivable balance. At December 31, 2000, one customer represented 28% of the consolidated trade accounts receivable balance.

2. SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS-The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    INVENTORIES--The Company's inventories are stated at the lower of cost (first-in, first-out method, or average costing method) or market.

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to twenty

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) years, using principally the double declining balance and straight-line methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

    INTANGIBLE ASSETS--Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998, of IPD in 1999 and of Powec and Eldec in 2000 (see Note 3) which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

    Intangible assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Goodwill and trade name..................................  $40,093    $122,291
Distribution network.....................................    5,207       5,207
Sales force..............................................      681         675
Product technology.......................................   19,500      27,516
Assembled workforce......................................      800       1,614
License agreement........................................       --       5,020
Other....................................................    4,700      23,812
                                                           -------    --------
                                                            70,981     186,135
Less accumulated amortization............................   11,764      23,336
                                                           -------    --------
                                                           $59,217    $162,799
                                                           =======    ========

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

    INCOME TAXES--Income taxes are provided for taxes currently payable or refundable, and deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates.

    Under the provisions of the Puerto Rico Industrial Incentives Act of 1987, the Company has been granted a 90% partial tax exemption from the payment of Puerto Rico taxes on income derived from marketing the products manufactured by the Company in Puerto Rico. In addition, the grant also provides for a 90% exemption on property taxes and a 60% exemption on municipal license taxes. The Company has received similar tax exemptions in Puerto Rico in connection with the distribution of its products. All of these exemptions are valid through 2010. Additionally, the Company's subsidiary Power-Electronics ("P-E") operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from P-E, Melcher and Powec as there is no intention to remit the earnings. As of December 31, 2000, these subsidiaries had accumulated unremitted earnings of approximately $43,414,000.

    The Company's operations in Mexico are subject to various income and corporate taxes on earnings generated in Mexico under the maquiladora program. These taxes have not been material to date.

    EARNINGS PER SHARE ("EPS")--The following is a reconciliation of the EPS data (in thousands, except per share data):

                                                                     YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1998                             1999                             2000
                                 ------------------------------   ------------------------------   ------------------------------
                                            AVERAGE      PER                 AVERAGE      PER                 AVERAGE      PER
                                  INCOME     SHARES     SHARE      INCOME     SHARES     SHARE      INCOME     SHARES     SHARE
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Net Income.....................   $5,796                          $11,554                          $43,891
Basic EPS--
  Shares outstanding...........              56,613                           60,597                           73,957
                                  ------     ------               -------     ------               -------     ------
  Basic EPS....................    5,796     56,613      $.10      11,554     60,597      $.19      43,891     73,957      $.59
                                                         ====                             ====                             ====
Dilutive securities--Stock
  options......................                 750                            1,872                            3,914
                                  ------     ------               -------     ------               -------     ------
Diluted EPS....................   $5,796     57,363      $.10     $11,554     62,469      $.18     $43,891     77,871      $.56
                                  ======     ======      ====     =======     ======      ====     =======     ======      ====

    At December 31, 1998, 1999 and 2000, the Company had 1,838,844, 225,745 and
1,679,940 potential anti-dilutive shares, respectively.

    REVENUE RECOGNITION--Revenue is recognized upon shipment of product. Sales are recorded net of sales returns and discounts. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides additional guidance in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. We have adopted the provisions of SAB 101 and believe its impact on our revenue recognition policy is immaterial.

    WARRANTY ACCRUAL--The Company provides for estimated warranty costs based on historical warranty repair experience and current sales volume.

    ENGINEERING--Engineering costs include sustaining product engineering, custom product development and research and development costs which are expensed in the period incurred. Research and development expenses were $3,747,000, $10,760,000 and $19,176,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

    USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    DERIVATIVE INSTRUMENTS--In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We did not hold any derivative financial instruments during 1998, 1999 or 2000. As a result, adoption of SFAS No. 133 will not have a significant effect on the Company's financial position, operations or cash flows.

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

    CONVERSION OF FOREIGN CURRENCIES--The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting year. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of shareholders' equity. The Company has not tax effected the cumulative translation adjustment as there is no intention to remit the earnings.

    RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform to the current year presentation.

3. ACQUISITIONS

    On January 29, 1999, the Company completed its purchase of IPD for $31.8 million, including capitalized lease obligations and other indebtedness of IPD. The total cash consideration paid was $28.3 million plus approximately
$1.2 million of transaction related costs. In addition, the Company paid
$13 million to IPD's former shareholders in the second quarter of 2000, since IPD attained certain defined operational performance objectives in the 13-month period ended March 31, 2000. The purchase price was negotiated at arms length with IPD, with which the Company had no prior relationship. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling approximately $28 million under the Company's then existing credit facility. In a separate transaction, the Company acquired IPD's manufacturing facility from a separate partnership for its appraised value. The purchase of the manufacturing facility was completed in the

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

3. ACQUISITIONS (CONTINUED)
second quarter of 1999 for approximately $4.3 million and was funded by additional borrowings from credit facilities.

    IPD, a Boston-based company supplies high-density DC/DC power supplies, which it distributes primarily in North America. High density DC/DC power technology is preferred in applications using high speed/low voltage logic, including the fast growing voice and data communications industries. IPD sells over 1,000 models of high-density DC/DC products to leading communications infrastructure equipment manufacturers. Current IPD customers include Cisco, Alcatel, Nortel and Samsung. As part of the acquisition, the Company also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China.

    The acquisition was accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, were allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net assets acquired was recognized as goodwill and other identifiable intangible assets and is being amortized over periods ranging from five to 15 years. The fair value of IPD's assets and liabilities have been included in the Company's balance sheet as of December 31, 1999. In connection with the IPD acquisition, the Company recorded a one time charge of $3.3 million for purchased in-process technology that had not yet reached technical feasibility. The consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 1999 included 11 months of IPD's operations.

    In connection with the IPD acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    The product lines acquired as a result of the IPD acquisition were substantially similar to purchased technology related to a technology and license agreement for which an intangible asset was being amortized over the term of the licensing agreement. Consequently, the Company recorded a charge of approximately $1.0 million for the unamortized balance of the intangible asset value related to this agreement in 1999.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisition of IPD had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, depreciation expense, assumed interest expense and the related income tax effect of such adjustments. The pro forma amounts for the year ended December 31, 1999 exclude non-recurring items totaling $4.4 million.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                         1998           1999
                                                       --------       --------
                                                        (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
Net sales............................................  $148,552       $239,386
Net income...........................................  $  2,915       $ 13,734
Basic earnings per share.............................  $   0.05       $   0.23
Diluted earnings per share...........................  $   0.05       $   0.22

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

3. ACQUISITIONS (CONTINUED)
    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisition been consummated as of the above dates, nor is such information indicative of future operating results.

    On February 29, 2000, the Company acquired HC Power; the former shareholders of HC Power received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HC Power outstanding on the effective date of the merger. Of the total shares issued, 636,351 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The merger has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to give retroactive effect to the acquisition of HC Power by the Company. All transactions between the Company and HC Power have been eliminated in the consolidated financial statements. Net sales and net income (loss) for the separate companies and the combined amounts presented in the consolidated financial statements follow:

                                                         YEAR ENDED DECEMBER 31, 1999
                                                         ----------------------------
                                                                (IN THOUSANDS)
                                                                 INTERCOMPANY
NET SALES:                                                       ELIMINATIONS

  Power-One as previously reported....................  $205,402   $    --    $205,402
  HC Power............................................   31,755         --      31,755
                                                        --------   -------    --------
  Combined............................................  $237,157   $    --    $237,157
                                                        ========   =======    ========

                                                                 INTERCOMPANY
NET INCOME:                                                      ELIMINATIONS

  Power-One as previously reported....................  $10,047    $    --    $ 10,047
  HC Power............................................    1,507         --       1,507
                                                        --------   -------    --------
  Combined............................................  $11,554    $    --    $ 11,554
                                                        ========   =======    ========

                                                         YEAR ENDED DECEMBER 31, 2000
                                                         ----------------------------
                                                                (IN THOUSANDS)
                                                                 INTERCOMPANY
NET SALES:                                                       ELIMINATIONS

  Power-One...........................................  $455,915   $(1,794)   $454,121
  HC Power............................................   56,885        (51)     56,834
                                                        --------   -------    --------
  Combined............................................  $512,800   $(1,845)   $510,955
                                                        ========   =======    ========

                                                                 INTERCOMPANY
NET INCOME (LOSS):                                               ELIMINATIONS

  Power-One...........................................  $49,827    $  (895)   $ 48,932
  HC Power............................................   (5,454)       413      (5,041)
                                                        --------   -------    --------
  Combined............................................  $44,373    $  (482)   $ 43,891
                                                        ========   =======    ========

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

3. ACQUISITIONS (CONTINUED)
    HC Power is based in Irvine, CA and is a supplier of DC power systems for telecommunications and Internet service providers. Current HC Power customers include Williams Communications, Qwest Communications, Nextel, CEA Telecom and Chatham Technologies.

    HC Power provided for stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HC Power common stock to the employees over specified vesting periods, ranging from three to twelve years. All stock bonus agreements contained accelerated vesting provisions upon a change in control of HC Power. The unvested shares were granted and became vested at the time of the merger with the Company. 812,925 shares of the Company's common stock were issued to certain employees of HC Power in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was based on $16.38 per share, the fair value of the Company's common stock on February 29, 2000. Additionally, the Company recorded a $2.2 million tax benefit to additional paid-in capital in the second quarter of 2000 on the disposition of 812,925 shares of the Company's common stock made by certain employees of HC Power.

    In connection with the HC Power acquisition, the Company amended its credit agreement with lenders to waive certain requirements and amend certain provisions.

    On May 16, 2000, the Company acquired Norwegian-based Powec for approximately $72.0 million in cash, plus $2.5 million in acquisition costs, and 428,070 shares of the Company's common stock. The market value of the Company's common stock on the date of acquisition was $29.75 per share resulting in a total purchase price valued at approximately $84.7 million, plus $2.5 million in acquisition costs. Additionally, Powec had approximately $12 million of debt outstanding. Certain additional payments may be made to certain Powec stockholders based on the attainment of defined operational performance objectives through 2001.

    Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. Current Powec customers include Nokia, Ericsson, Vodafone, and Scottish Telecom.

    On May 16, 2000, the Company also acquired a telecommunications product line from Eldec for $14.0 million in cash. This product line includes the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufacturers such as Motorola, Ericsson, and Nokia US.

    In addition to the shares issued for the Powec purchase, the purchase of Powec and the telecommunications product line were financed with $20.0 million of the Company's cash and approximately $68.5 million of advances under the Company's credit facility, which includes $2.5 million to finance the related acquisition costs.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

3. ACQUISITIONS (CONTINUED)

    The acquisitions were accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from three to 15 years. The fair value of Powec's assets and liabilities, as well as the fair value of the assets and liabilities acquired from Eldec, have been included in the Company's balance sheet as of December 31, 2000. The consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2000, include eight months of Powec's operations.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Powec and the telecommunications product line had occurred as of the beginning of the periods presented. Pro forma adjustments include only the effects of events directly attributable to the transactions that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, assumed interest expense, assumed decrease in interest earned and the related income tax effect of such adjustments. The pro forma amounts for the year ended December 31, 2000 exclude non-recurring items totaling $1.5 million, which consist of an inventory fair market value write-up of $2.0 million, net of related income tax benefit.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            1999        2000
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                           PER SHARE AMOUNTS)
Net sales...............................................  $293,164    $536,625
Net income..............................................  $  3,762    $ 44,162
Basic earnings per share................................  $    .06    $    .60
Diluted earnings per share..............................  $    .06    $    .57

    The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor is such information indicative of future operating results.

4. INVENTORIES

    Inventories consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Raw materials............................................  $40,970    $189,131
Subassemblies-in-process.................................    8,360      19,845
Finished goods...........................................   12,504      16,145
                                                           -------    --------
                                                           $61,834    $225,121
                                                           =======    ========

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

5. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Land.....................................................  $ 1,629    $  1,627
Buildings (useful lives of 20 years).....................   13,265      22,713
Factory and office equipment (useful lives of 3 to 10
  years).................................................   50,450      83,609
Vehicles (useful lives of 3 to 7 years)..................      797       1,228
Leasehold improvements (useful lives of 5 to 10 years)...    2,944       4,971
Construction in progress.................................    3,240      23,016
                                                           -------    --------
                                                            72,325     137,164
Less accumulated depreciation and amortization...........   16,717      33,144
                                                           -------    --------
                                                           $55,608    $104,020
                                                           =======    ========

    Factory and office equipment under capital leases included in property and equipment consist of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Cost........................................................   $2,814     $2,688
Less accumulated depreciation and amortization..............      783      1,598
                                                               ------     ------
                                                               $2,031     $1,090
                                                               ======     ======

6. CREDIT FACILITIES

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provides the Company with a revolving line of credit of $200.0 million (the "Revolving Loan Facility"). The Revolving Loan Facility bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR, 6.5% at December 31, 2000, plus 1.25% to 2.25%, or the bank's base rate, 9.5% at December 31, 2000, plus 0% to 1.00%. For borrowings in certain approved foreign currencies, the Revolving Loan Facility bears interest based upon the international LIBOR corresponding to those currencies. The credit agreement:

    - provides for restrictions on additional borrowings, leases and capital expenditures;

    - prohibits the Company from paying dividends, liquidating, merging, consolidating or selling its assets or business without the bank's prior approval;

    - requires the Company to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio;

    - prohibits the Company, in certain circumstances, from making strategic investments in excess of $10.0 million without the bank's prior approval;

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

6. CREDIT FACILITIES (CONTINUED)
    - prohibits the Company, in certain circumstances, from paying
      $30.0 million or more for acquisitions not previously approved by the bank; and

    - requires the Company to use the proceeds of any public offering of its stock to pay off any indebtedness then outstanding under the loan agreement evidenced by notes.

    Borrowings under the Revolving Loan Facility are collateralized by the capital stock of each of the Company's significant domestic subsidiaries and 65% of the capital stock of each of the Company's directly-owned foreign subsidiaries. At December 31, 2000, amounts outstanding under the Revolving Loan Facility were $4.7 million at a weighted average interest rate of 4.9%, all of which was borrowed by Melcher.

    As a result of the Revolving Loan Agreement, the Company's $65 million revolving line of credit with Bank of America, N.A. (the "Bank of America Line of Credit"), previously entered into on August 12, 1999, was terminated and all outstanding amounts were transferred to the Revolving Loan Facility. At December 31, 1999, amounts outstanding under the Bank of America Line of Credit were $2.5 million at an interest rate of 3.69%, all of which was borrowed by Melcher.

    As a result of the Melcher acquisition, the Company has various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all credit facilities is approximately $7.5 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Certain of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At December 31, 1999, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $5.5 million and $3.1 million, respectively, at interest rates ranging from 2.9%to 4.4% and 3.6% to 5.0%, respectively. At December 31, 2000, short-term (including current portion of long-term debt) and long-term amounts outstanding under Melcher's credit facilities were $2.2 million and $933,000, respectively, at interest rates ranging from 3.6% to 4.4%, and 4.0% to 4.5%, respectively.

    As a result of the Powec acquisition, the Company has credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately
$5.8 million. The largest of these credit facilities are with banks in Norway totaling approximately $4.6 million and bear interest on amounts outstanding payable at various time intervals and market rates ranging between 11.0% and 11.5%. At December 31, 2000, amounts outstanding under Powec's credit facilities were $4.6 million at a weighted average interest rate of 10.9%.

    In the first quarter of 2000, the Company repaid the outstanding balance on HC Power's $8 million revolving loan and $1 million equipment line of credit and terminated the agreements. Total principal amounts repaid were $6.2 million and $300,000, respectively. At December 31, 1999, amounts outstanding under the revolving loan and the equipment line of credit were $3.5 million and $321,000, respectively, at an interest rate of 8.5% and 9.0%, respectively. The loans were collateralized by substantially all of HC Power's assets.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

6. CREDIT FACILITIES (CONTINUED)
    At December 31, 1999 and 2000, short-term amounts, including current portion of long-term debt, outstanding under all credit agreements with banks, including the mortgage loan described in Note 7, were $11.6 million and $11.9 million, respectively. At December 31, 1999 and 2000, long-term amounts outstanding under all credit agreements with banks were $3.4 million and $9.1 million, respectively.

    Due to the Company's acquisition of HC Power and Powec, the Company amended its credit agreements, then in effect, to waive certain of the requirements and amend certain provisions (see Note 3).

7. LONG-TERM DEBT

    Long-term debt consists primarily of borrowings made by the Company's European subsidiaries which are denominated in Swiss francs and Norwegian kroner. Long-term debt outstanding at December 31, 1999 and 2000 was as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
Term loan due February 15, 2000, payable to a bank. Interest
  is payable semi-annually in arrears at a rate of 3.5%.....   $  628     $   --
Term loan due September 30, 2000, payable to a bank.
  Interest is payable semi-annually in arrears at a rate of
  3.7%......................................................      941         --
Term loans maturing between March 31, 2000 and June 2, 2002, payable to a bank. Interest is payable quarterly in
  arrears at rates ranging between 3.4% and 5.0%. The loan
  is collateralized by real property owned by the Company
  (net book value of $3,261 at December 31, 1999 and $3,060
  at December 31, 2000).....................................    2,983      1,243
Term loans maturing between November 24, 2000 and October 7,
  2002, payable to a bank. Interest is payable quarterly in
  arrears at rates ranging between 3.6% and 5.0%............    2,508      1,866
Term loan due December 31, 2003, payable to a bank. Interest is payable monthly in arrears at prime plus 0.5%, 9.0% at
  December 31, 1999. Monthly principal repayments of $7
  commence on January 3, 2000. The loan is collateralized by
  substantially all of HC Power's assets....................      321         --
Mortgage loan for building due July 15, 2019, payable to a
  bank in semi-annual payments of $227, including interest
  at the bank's rate plus 0.5%, 9.1% at December 31, 2000.
  The loan is collateralized by the building (net book value
  of $9,124 at December 31, 2000)...........................       --      8,652
                                                               ------     ------
                                                                7,381     11,761
Less current portion........................................    4,002      2,630
                                                               ------     ------
Long-term debt, less current portion........................   $3,379     $9,131
                                                               ======     ======

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

7. LONG-TERM DEBT (CONTINUED)
    The long-term debt matures as follows (in thousands):

                                                              YEARS ENDING
                                                              DECEMBER 31,
                                                              -------------
2001........................................................     $ 2,630
2002........................................................       1,387
2003........................................................         454
2004........................................................         454
2005........................................................         454
2006 and thereafter.........................................       6,382
                                                                 -------
                                                                 $11,761
                                                                 =======

8. OTHER ACCRUED EXPENSES

    Other accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
Accrued bonuses...........................................  $ 4,077    $ 7,938
Income taxes payable......................................    3,250         --
Other accrued expenses....................................    9,484     15,632
                                                            -------    -------
                                                            $16,811    $23,570
                                                            =======    =======

9. COMMITMENTS AND CONTINGENCIES

    LEASES--The Company leases its production and office facilities in Camarillo, California under a lease agreement expiring on September 1, 2004. The lease provides for increases each five years under a formula based upon changes in the consumer price index.

    The Company also leases office and manufacturing facilities in Orange County, California under lease agreements expiring through November 2006. One of the leases provides for increases every 30 months. Additionally, the Company also leases several vehicles with leases expiring through 2003.

    The Company also leases manufacturing facilities in Puerto Rico and the Dominican Republic. The leases in Puerto Rico and the Dominican Republic expire at various dates through 2008 and provide for renewal options of ten years in Puerto Rico and six years in the Dominican Republic.

    Melcher leases office and manufacturing facilities in Switzerland, France, Italy, Germany, the Netherlands, and Ireland. The leases expire at various dates through 2005 and provide for renewal options ranging from three months to six years. In addition, Melcher and IPD lease certain factory and office equipment under capital lease agreements.

    Powec leases office and manufacturing facilities in the United Kingdom, Australia, Hong Kong, Singapore, Sweden, Finland, and Germany. The leases expire at various dates through 2005 and provide for varying renewal options.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

    Future minimum lease payments for operating leases and the present value of minimum lease payments under capital leases as of December 31, 2000 are as follows (in thousands):

                                                              CAPITAL    OPERATING
YEARS ENDING DECEMBER 31,                                      LEASES     LEASES
-------------------------                                     --------   ---------
2001........................................................    $601      $ 4,060
2002........................................................     254        3,417
2003........................................................      41        3,259
2004........................................................      --        2,603
2005........................................................      --        1,676
Thereafter..................................................      --        3,383
                                                                ----      -------
Total minimum lease payments................................     896      $18,398

Less amount representing interest...........................      57
                                                                ----
Present value of minimum lease payments.....................     839
Less current obligation under capital leases................     558
                                                                ----
Obligations under capital leases, excluding current
  installments..............................................    $281
                                                                ====

    Total rent expense was approximately $2,484,000, $3,281,000 and $4,472,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    LEGAL PROCEEDINGS--The Company is involved in certain claims and legal proceedings, including one patent dispute, that arise in the normal course of business.

    VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint was filed on February 5, 2001, and service of the Summons and Complaint was made upon Power-One on March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. Further proceedings are pending.

    In the opinion of the Company, the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, or results of operations.

10. COMMON STOCK

    On September 20, 1999, the Company completed a secondary public stock offering of 19,500,000 shares of the Company's common stock at an offering price of $8.33. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase up to an additional 2,925,000 shares of the common stock at the public offering price of $8.33 per share. On October 14, 1999, the underwriters exercised their over-allotment option. The Company sold 14,925,000 of these shares. The remaining 7,500,000 shares were sold by certain stockholders, and the Company did not receive any proceeds from the sale of these shares. The gross proceeds of the 14,925,000 shares were $124,375,000. The Company incurred approximately $6,046,000 in costs in connection with the offering

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

10. COMMON STOCK (CONTINUED)
consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, the Company's net proceeds were $118,329,000.

    On July 26, 2000, the Company's Board of Directors approved a Stockholder Rights Plan under which preferred stock purchase rights have been distributed for each outstanding share of the Company's common stock held at the close of business on August 7, 2000. Each right entitles a holder of the Company's common stock to buy one one-thousandth of a share of a new series of preferred stock at an exercise price of $626.00 subject to adjustment. If a person acquires more than 15% of the Company's common stock, holders of the rights are entitled to purchase the Company's common stock or, in the event of a merger, stock in the merged entity, at half of the market value. The Company is entitled to redeem the rights for a nominal amount at any time until the day that a 15% position has been acquired. The Rights are designed to protect the Company from unfair takeovers.

    On November 2, 2000, the Company entered into an underwriting agreement for the sale by the Company of 4,000,000 shares of its common stock at an offering price of $70.50. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase up to an additional 500,000 shares of the common stock at the public offering price of $70.50 per share. Morgan Stanley Dean Witter acted as the sole underwriter in the transaction, and the issue was underwritten on a "bought-deal basis". On November 7, 2000, the underwriter exercised in full the over-allotment option of 500,000 additional shares of common stock. The gross proceeds of the 4,500,000 shares were $317,250,000. The Company incurred approximately $2,717,000 in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, the Company's net proceeds were $314,533,000.

    HC POWER STOCK ISSUANCES--HC Power provided stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HC Power common stock to the employees over specified vesting periods, ranging from three to 12 years. All stock bonus agreements contained accelerated vesting provisions upon a change of control of HC Power. The stock bonuses have been recognized as compensation expense in the period of grant. The compensation expense was determined based on the fair market value at the date of grant. In 1999, 161,481 shares were granted to employees and compensation expense of $486,000 was recognized. At December 31, 1999, 146,940 shares were unvested. The unvested shares vested and were granted at the time of merger with Power-One. 812,925 shares of the Company's common stock were issued to certain employees of HC Power in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was based on $16.38 per share, the fair value of the Company's common stock on February 29, 2000. Additionally, the Company recorded a $2.2 million tax benefit to additional paid-in capital in the second quarter of 2000 on the disposition of 812,925 shares of the Company's common stock made by certain employees of HC Power.

    STOCK OPTIONS--In February 1996, the Board of Directors approved a stock option plan for the issuance of 3,000,000 shares of common stock (the "Plan"). In January 1999, the Plan was amended to increase the shares issuable under the plan. The Company can issue either qualified or non-qualified stock options under the Plan. At December 31, 2000, 15,699,515 shares of common stock were issuable under the Plan. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. Their existing options vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

10. COMMON STOCK (CONTINUED)
that allow for vesting over five years if certain performance measures are met. Options exercisable as of December 31, 1998, December 31, 1999, and
December 31, 2000 were 1,513,050, 1,522,149, and 999,862 options, respectively.
In connection with the issuance of stock options in March and June of 1997, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $190,000, which is being amortized over the seven-year vesting period of the options. For the years ended December 31, 1998, 1999 and 2000, $27,000 in compensation expense was recognized each year. Subsequent to 1997, all options have been granted at fair market value.

    Stock option activity of the Company is as follows:

                                            NUMBER OF    EXERCISE PRICE    WEIGHTED AVERAGE
                                             OPTIONS       PER OPTION       EXERCISE PRICE
                                            ----------   ---------------   ----------------
Options outstanding-December 31, 1997.....   2,330,700   $ 0.33 -  $6.33        $ 1.94
Options granted...........................   3,571,545   $ 2.04 -  $4.75        $ 2.92
Options exercised.........................     (83,850)  $          0.33        $ 0.33
Options canceled..........................  (1,661,550)  $ 0.33 -  $6.33        $ 3.97
                                            ----------   ---------------        ------
Options outstanding-December 31, 1998.....   4,156,845   $ 0.33 -  $4.67        $ 1.99
Options granted...........................   1,422,000   $ 2.33 -  $9.94        $ 4.57
Options exercised.........................    (164,325)  $ 0.33 -  $4.67        $ 2.31
Options canceled..........................    (136,905)  $ 2.04 -  $3.46        $ 2.99
                                            ----------   ---------------        ------
Options outstanding-December 31, 1999.....   5,277,615   $ 0.33 -  $9.94        $ 2.65
Options granted...........................   4,265,351   $11.17 - $83.75        $22.60
Options exercised.........................    (748,016)  $ 0.33 -  $9.55        $ 2.07
Options cancelled.........................    (207,940)  $ 2.05 - $58.55        $ 9.28
                                            ----------   ---------------        ------
Options outstanding-December 31, 2000.....   8,587,010   $ 0.33 - $83.75        $12.43
                                            ==========   ===============        ======

    The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted EPS would have been as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
Net income:
  As reported.....................................   $5,796    $11,554    $43,891
  Pro forma.......................................   $5,312    $10,488    $34,952
Basic EPS:
  As reported.....................................   $ 0.10    $  0.19    $  0.59
  Pro forma.......................................   $ 0.09    $  0.17    $  0.47
Diluted EPS:
  As reported.....................................   $ 0.10    $  0.18    $  0.56
  Pro forma.......................................   $ 0.09    $  0.17    $  0.45

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

10. COMMON STOCK (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in 1998, 1999, and 2000: risk-free interest rate of 4.18%, 5.79%, and 6.20%, respectively, expected volatility of 63.8%, 76.9%, and 87.6%, respectively, an expected option life of 8.5, 7.5, and 7.5 years, respectively, and no expected dividends for each of the three years. The fair value of stock options granted were $3,811,000, $4,977,000, and $79,084,885 in 1998, 1999 and 2000, respectively.

    The following table summarizes information regarding options outstanding at December 31, 2000:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           -------------------------------------------------   ------------------------------
                             NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------   -----------   ----------------   ----------------   -----------   ----------------
$ 0.33 - $ 2.05....         2,094,653    6.65 yrs                $ 1.25          495,161          $0.70
$ 2.05 - $ 4.67....         1,998,597    7.60 yrs                $ 3.47          472,016          $4.02
$ 4.71 - $16.38....         1,746,810    9.02 yrs                $12.60           32,685          $8.12
$17.54 - $20.88....         1,815,150    9.29 yrs                $20.52               --             --
$20.88 - $82.22....           924,700    9.46 yrs                $40.36               --             --
$83.75.............             7,100    9.70 yrs                $83.75               --             --
                            ---------        --------            ------          -------          -----
$ 0.33 - $83.75....         8,587,010    8.21 yrs                $12.43          999,862          $2.56
                            =========        ========            ======          =======          =====

    EMPLOYEE STOCK PURCHASE PLAN--The Company has adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9,000,000 shares are reserved for purchase by employees. Substantially all of the Company's employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six month offering period, whichever is lower. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 1998, 1999 and 2000 there were 17,076, 59,598, and 105,937 shares issued cumulatively under this plan, respectively.

11. PROFIT SHARING PLANS

    The Company has 401(k) profit sharing plans covering all employees, subject to certain participation, age and vesting requirements. The plans provide that the Company will partially match employee contributions at either a discretionary amount or up to specified percentages. Total contributions were $180,000, $255,000 and $454,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

12. BUSINESS GEOGRAPHICAL LOCATIONS

    As required by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has reviewed its business activities and determined that it does not have more than one operating segment as defined by this statement. This determination was based on the management approach which focuses on the way management organizes the Company's business activities for making operating decisions and assessing performance. The Company primarily operates

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

12. BUSINESS GEOGRAPHICAL LOCATIONS (CONTINUED) in one industry segment which includes the design, development and manufacture of power conversion products for the communications infrastructure market.

    The Company has manufacturing and distribution facilities in the United States, Dominican Republic, Mexico, Norway, Ireland, Switzerland, Puerto Rico, China and Slovakia. The Company's operations in Puerto Rico are considered part of the United States and are included as North America. The following table summarizes the Company's revenues and long lived assets in different geographic locations (in thousands):

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Revenues: (a)
  North America...............................  $101,210   $184,200   $372,486
  Europe......................................    17,757     45,117     89,146
  Other foreign countries.....................       484      7,840     49,323
                                                --------   --------   --------
    Total.....................................  $119,451   $237,157   $510,955
                                                ========   ========   ========
Long Lived Assets:
  United States...............................  $  9,527   $ 24,232   $ 38,508
  Mexico......................................     7,974     12,601     29,669
  Dominican Republic..........................     5,245      8,367     22,969
  Norway......................................        --         --      9,176
  Switzerland.................................    11,752      9,605      8,414
  Other foreign...............................     2,853      3,940      7,679
                                                --------   --------   --------
    Total.....................................  $ 37,351   $ 58,745   $116,415
                                                ========   ========   ========

------------------------

(a) Revenues are attributable to countries based on location of customer

13. INCOME TAXES

    The components of provision for income taxes are as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Current:
  Federal.........................................  $ 2,625     $3,424    $13,582
  State...........................................      585        929      4,043
  Foreign.........................................    1,063      3,006      5,729
                                                    -------     ------    -------
Total current.....................................    4,273      7,359     23,354
                                                    -------     ------    -------
Deferred:
  Federal.........................................     (675)      (457)       394
  State...........................................     (202)      (119)       225
  Foreign.........................................   (1,086)      (325)    (1,478)
                                                    -------     ------    -------
Total deferred....................................   (1,963)      (901)      (859)
                                                    -------     ------    -------
Provision for income taxes........................  $ 2,310     $6,458    $22,495
                                                    =======     ======    =======

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

13. INCOME TAXES (CONTINUED)
    The components of deferred tax assets (liabilities) are as follows (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                                        1999                             2000
                                           ------------------------------   ------------------------------
                                           FEDERAL     STATE     FOREIGN    FEDERAL     STATE     FOREIGN
                                           --------   --------   --------   --------   --------   --------
Current:
  Uniform capitalization.................  $   246     $  62     $    --    $   670     $  163    $    --
  Sales discount reserve.................      253        63          --        366         94         --
  Bad debt reserve.......................      480       124        (131)       624        153        (60)
  Inventory reserve......................      955       244        (362)     1,681        414       (116)
  Warranty reserve.......................      338        89          --        453        104        189
  State taxes............................       10        22          --         53         --         --
  Inventory overheads....................       --        --        (781)        --         --       (826)
  Litigation reserves....................       --        --        (109)        --         --        (98)
  NOL....................................       --        --         214         --         --        201
  Other..................................      189        57         (47)       446         97        (81)
                                           -------     -----     -------    -------     ------    -------
  Total current..........................    2,471       661      (1,216)     4,293      1,025       (791)
Non-current:
  Intangible assets......................   (1,399)     (364)         --     (1,512)      (380)    (7,091)
  Fixed assets...........................      283        71          --     (1,688)      (434)    (1,068)
  Other..................................      150        83      (1,581)        18         15       (179)
                                           -------     -----     -------    -------     ------    -------
  Total non-current......................     (966)     (210)     (1,581)    (3,182)      (799)    (8,338)
                                           -------     -----     -------    -------     ------    -------
Net deferred tax assets (liabilities)....  $ 1,505     $ 451     $(2,797)   $ 1,111     $  226    $(9,129)
                                           =======     =====     =======    =======     ======    =======

    Net deferred tax assets amounting to $1,272,000 were acquired by the Company through the acquisition of IPD.

    Net deferred tax liabilities amounting to $8,041,000 were acquired by the Company through the acquisition of Powec.

                                POWER-ONE, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

13. INCOME TAXES (CONTINUED)
    A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------
                                                     1998                  1999                  2000
                                              -------------------   -------------------   -------------------
                                               AMOUNT       %        AMOUNT       %        AMOUNT       %
                                              --------   --------   --------   --------   --------   --------
Provision for income taxes at statutory
  rate......................................   $2,723       34%     $ 5,614       31%     $22,437       34%
Foreign income taxed at lower rates.........     (494)      (6)      (1,438)      (8)      (4,104)      (6)
State taxes net of federal benefit..........      253        3          534        3        2,779        4
IPD non-deductible goodwill.................       --       --          559        3          875        1
IPD non-deductible in-process research and
  development...............................       --       --        1,122        7           --       --
Other.......................................     (172)      (2)          67                   508        1
                                               ------       --      -------       --      -------       --
                                               $2,310       29%     $ 6,458       36%     $22,495       34%
                                               ======       ==      =======       ==      =======       ==

    Through February 29, 2000, HC Power was an S-Corporation and was taxed at the 1.5% California income tax rate. Pro forma amounts assume the Company's effective income tax rate is included in the Statements of Income. HC Power was converted to a C-Corporation on the consummation date of the merger. At the date of conversion, a cumulative net deferred tax asset of approximately $366,000 was recorded, resulting in an estimated income tax benefit at the date of conversion.

14. RELATED PARTY TRANSACTIONS

    Stephens, Inc., a majority stockholder, provided financial advisory services of approximately $785,000, $710,000 and $2,838,000 for the years ended
December 31, 1998, 1999 and 2000, respectively, relating to the acquisitions of Melcher in 1998, IPD in 1999 and HC Power and Powec in 2000. At December 31, 1999, there were no amounts owed to Stephens Inc. At December 31, 2000, there was $100,000 owed to Stephens Inc.

                                POWER-ONE, INC.
                        QUARTERLY FINANCIAL DATA FOR THE
                       1999 AND 2000 QUARTERS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  1999 QUARTERS ENDED
                                                       -----------------------------------------
                                                       MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                       --------   --------   --------   --------
Net sales............................................  $38,920    $ 51,694   $ 72,626   $ 73,917
Gross profit.........................................   14,634      21,350     27,743     30,612
Income (loss) from operations........................   (3,359)      4,346      9,107     10,015
Net income (loss)....................................   (3,511)      1,862      5,221      7,982
Diluted earnings (loss) per share....................  $  (.06)   $    .03   $    .09   $    .11

                                                                  2000 QUARTERS ENDED
                                                       -----------------------------------------
                                                       MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                                       --------   --------   --------   --------
Net sales............................................  $77,012    $113,839   $150,391   $169,713
Gross profit.........................................   32,056      44,809     57,901     64,244
Income (loss) from operations........................   (3,780)     18,872     26,206     29,282
Net income (loss)....................................   (1,489)     10,596     15,966     18,818
Diluted earnings (loss) per share....................  $  (.02)   $    .14   $    .20   $    .23

                                POWER-ONE, INC.
          SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
         FOR EACH OF THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                                                             CHANGE IN
                                 BALANCE AT   CHARGED TO                                  FOREIGN CURRENCY
                                 BEGINNING     COSTS AND     ACQUIRED                       ON BEGINNING      BALANCE AT
DESCRIPTIONS                     OF PERIOD    EXPENSES(1)   BALANCES(2)   DEDUCTIONS(3)       BALANCE        END OF PERIOD
------------                     ----------   -----------   -----------   -------------   ----------------   -------------
Allowance of doubtful accounts:
Year ended December 31, 1998...  $  915,000    $100,000     $  468,000      $  (31,000)      $                 $1,452,000
Year ended December 31, 1999...   1,452,000     221,000        501,000        (192,000)         (64,000)        1,918,000
Year ended December 31, 2000...   1,918,000     886,000        241,000        (439,000)         (33,000)        2,573,000

Accrued sales discounts and
  returns:
Year ended December 31, 1998...     535,000     217,000                                                           752,000
Year ended December 31, 1999...     752,000      14,000                                                           766,000
Year ended December 31, 2000...     766,000     300,000                                                         1,066,000

Accrued warranties:
Year ended December 31, 1998...     525,000     397,000      1,192,000        (224,000)                         1,890,000
Year ended December 31, 1999...   1,890,000     607,000        150,000        (450,000)        (177,000)        2,020,000
Year ended December 31, 2000...   2,020,000     384,000        731,000        (221,000)        (104,000)        2,810,000

------------------------

(1) For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provisions for estimated discounts and returns. For the accrued warranties, represents the provision for estimated warranties.

(2) Beginning balance upon acquisition of Melcher effective August 31, 1998, of IPD effective January 29, 1999 and of Powec effective May 16, 2000.

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

         2.2(b)               Agreement and Plan of Merger dated as of January 7, 1999, by and among Power-One, Inc., Power-One Acquisition Corp. and
                                International Power Devices, Inc.

         2.3(c)               Agreement and Plan of Merger dated as of February 11, 2000, by and among Power-One, Inc., Power-One Acquisition Corp.
                                and HC Power Inc.

         2.4(d)               Amended and Restated Stock Purchase Agreement entered into as of May 15, 2000 among Power-One, Inc. and the
                                shareholders of Powec AS (Norway)

         3.1(e)               Restated Certificate of Incorporation of the Company

         3.2(f)               Amendment to the Restated Certificate of Incorporation,
                                filed with the Secretary of State of the State of Delaware on August 31, 2000

         3.3(g)               Amended and Restated Bylaws of the Company

         4.1(e)               Specimen Common Stock Certificate

         4.2(h)               Rights Agreement, dated as of July 27, 2000, between
                                Power-One, Inc. and American Stock Transfer & Trust
                                Company, as Rights Agent, including as exhibits thereto
                                the terms of the Junior Participating Preferred Stock and
                                Form of Right Certificate

         4.3(i)               Certificate of Designations of Junior Participating
                                Preferred Stock of the Company

        10.1(e)               Form of Indemnification Agreement between the Company and
                                its directors, executive officers and certain other
                                officers

        10.2(j)               Amended and Restated 1996 Stock Incentive Plan, dated May 4,
                                1999

        10.3                  Amendment to Amended and Restated 1996 Stock Incentive Plan,
                                dated March 24, 2000

        10.4(e)               Management Bonus Plan

        10.5(e)               P-E Tax Exemption Grant dated January 4, 1995

        10.6(k)               Employee Stock Purchase Plan

        10.7(g)               Revolving Loan Agreement among Power-One, Inc.,
                                International Power Devices, Inc., Melcher Holding AG, HC
                                Power, Inc., certain lenders and Union Bank of California,
                                N.A., as Administrative Agent and Lead Arranger, dated May
                                10, 2000

        10.8(l)               Letter of Agreement between the Company and the President
                                and Chief Operating Officer

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

          24                  Power of Attorney (Contained on Signature Page)

------------------------

(a) Previously filed as an exhibit to Form 8-K dated August 31, 1998 and filed on September 15, 1998 (File No. 0-29454)

(b) Previously filed as an exhibit to Form 8-K dated January 29, 1999 and filed on February 9, 1999 (File No. 0-29454)

(c) Previously filed as an exhibit to Form 8-K dated February 29, 2000 and filed on March 13, 2000 (File No. 0-29454)

(d) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended April 2, 2000 and filed on May 17, 2000 (File No. 0-29454)

(e) Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc. (File No. 333-32889)

(f) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000 and filed on November 15, 2000
    (File No. 0-29454)

(g) Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended July 2, 2000 and filed on August 16, 2000 (File No. 0-29454)

(h) Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc. (File No. 0-29454)

(i) Previously filed as an exhibit to Form 8-K dated July 26, 2000 and filed on August 9, 2000 (File No. 0-29454)

(j) Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-87879)

(k) Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc. (File No. 333-42079)

(l) Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2000 and filed on April 3, 2000 (File No. 0-29454)