Form 10-Q
period 2001-04-01
POWER ONE INC
filed 2001-05-16
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. 0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0420182 (I.R.S. Employer Identification No.)
740 Calle Plano, Camarillo, CA (Address of principal executive offices)	93012 (Zip code)

Registrant's telephone number, including area code (805) 987-8741

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of May 15, 2001 there were outstanding 78,686,847 shares of common stock, $.001 par value.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	(Unaudited) March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,202	$137,113
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,080-March 31, 2001; $2,573-December 31, 2000	148,343	124,306
Other	5,535	7,736
Inventories	221,817	225,121
Deferred income taxes	4,232	4,527
Prepaid expenses and other current assets	6,466	4,300

Total current assets	490,595	503,103

PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $36,826-March 31, 2001; $33,144-December 31, 2000	119,216	104,020
INTANGIBLE ASSETS, net	154,665	162,799
OTHER ASSETS	10,241	12,395

TOTAL ASSETS	$774,717	$782,317

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$7,664	$9,279
Current portion of long-term debt	2,168	2,630
Current portion of long-term capital leases	481	558
Bank overdraft	16,842	12,879
Accounts payable	44,489	71,721
Accrued payroll and related expenses	4,812	5,642
Income taxes payable	12,698	—
Other accrued expenses	20,199	23,570

Total current liabilities	109,353	126,279

LONG-TERM DEBT, less current portion	8,498	9,131
LONG-TERM CAPITAL LEASES, less current portion	181	281
DEFERRED INCOME TAXES	11,749	12,319
OTHER LIABILITIES	560	579
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000,000 shares authorized; 78,548,741 and 78,497,574 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	78	78
Additional paid-in-capital	565,231	564,325
Accumulated other comprehensive loss	(8,836)	(2,188)
Retained earnings	87,903	71,513

Total stockholders' equity	644,376	633,728

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$774,717	$782,317

    See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
NET SALES	$169,852	$77,012
COST OF GOODS SOLD	107,230	44,956

GROSS PROFIT	62,622	32,056
EXPENSES:
Selling, general and administrative	21,053	23,904
Engineering and quality assurance	10,426	10,610
Amortization of intangible assets	3,738	1,322

Total expenses	35,217	35,836
INCOME (LOSS) FROM OPERATIONS	27,405	(3,780)
OTHER INCOME (EXPENSE)
Interest income	1,706	748
Interest expense	(709)	(312)
Other income (expense), net	(488)	135

Total other income (expense)	509	571
INCOME (LOSS) BEFORE INCOME TAXES	27,914	(3,209)
PROVISION (BENEFIT) FOR INCOME TAXES	11,526	(1,720)

NET INCOME (LOSS)	$16,388	$(1,489)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.21	$(0.02)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.20	$(0.02)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	78,549	72,324

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	81,599	72,324

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
NET INCOME (LOSS)	$16,388	$(1,489)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(6,648)	(1,477)

COMPREHENSIVE INCOME (LOSS)	$9,740	$(2,966)

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2001	March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,388	$(1,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,793	3,760
Stock compensation	7	13,312
Deferred income taxes	(89)	(437)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,618)	(8,949)
Inventories	2,125	(6,611)
Prepaid expenses and other current assets	(2,205)	(98)
Accounts payable	(26,792)	2,576
Accrued expenses	(5,652)	(8,260)
Income taxes payable	12,698	3,568
Other liabilities	7	3

Net cash used in operating activities	(16,338)	(2,625)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,465)	(3,364)
Proceeds from sale of property and equipment	19	—
Other assets	1,850	(1,929)

Net cash used in investing activities	(18,596)	(5,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	—	6,075
Repayments of borrowings on bank credit facilities	(1,175)	(8,962)
Bank overdraft	4,301	(3,811)
Repayments of long-term debt	(1,370)	(1,395)
Principal payments under capital lease obligations	(168)	(241)
Issuance of common stock-net	863	830
Proceeds from notes receivable from stockholders	—	109
Distributions to stockholders	—	(865)

Net cash provided by (used in) financing activities	2,451	(8,260)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(428)	12
DECREASE IN CASH AND CASH EQUIVALENTS	(32,911)	(16,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,113	63,769

CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,202	$47,603

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
Interest	$577	$376
Income taxes	$1,973	$1,610

    See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three-month periods ended April 1, 2001 and April 2, 2000 as March 31, 2001 and March 31, 2000, respectively.

    All share and per share amounts have been retroactively restated to give effect to the Company's three-for-two stock split that occurred on June 2, 2000 and the Company's two-for-one stock split that occurred on September 11, 2000.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We did not hold any derivative financial instruments during 2000 or 2001. As a result, the adoption of SFAS No. 133 did not have a significant effect on the Company's financial position, operations or cash flows.

NOTE 2—INVENTORIES

    Inventories consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Raw materials	$171,337	$189,131
Subassemblies-in-process	19,059	19,845
Finished goods	31,421	16,145

	$221,817	$225,121

NOTE 3—EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three-month period ended March 31 are calculated as follows (in thousands, except per share data):

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Net Income	Average Shares	Per Share	Net (Loss)	Average Shares	Per Share
Net income (loss)	$16,388			$(1,489)
Basic EPS—
Share outstanding		78,549			72,324

Basic EPS	16,388	78,549	$.21	(1,489)	72,324	$(.02)

Dilutive securities—
Stock options		3,050

Diluted EPS	$16,388	81,599	$.20	$(1,489)	72,324	$(.02)

    The dilutive effect of options outstanding at March 31, 2000 was not included in the calculation of diluted loss per share for the three-month period ended March 31, 2000 because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. The weighted average amount of such options excluded from the diluted loss per share computation was approximately 2,835,000.

    At March 31, 2001 and 2000, the Company had approximately 576,000 and 262,000 potential anti-dilutive shares, respectively.

NOTE 4—ACQUISITIONS

    On February 29, 2000, the Company acquired HC Power, Inc. ("HCP"); the former shareholders of HCP received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. Of the total shares issued, 636,351 shares were placed in an escrow to fund possible indemnification claims under the merger agreement. The Company authorized distribution of 436,349 shares from the escrow fund on March 30, 2001, reserving 200,002 shares in escrow for potential compensation of a pending claim for indemnification made by the Company on March 21, 2001. The merger has been accounted for as a pooling of interests.

    HCP is based in Irvine, CA and is a supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. HCP's major customers include AT&T Broadband and Teleglobe; service providers such as Williams Communications, CEA Telecom, Qwest and Nextel; and OEMs such as Coherent Laser Group, Motorola and Nokia.

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

NOTE 5—INTANGIBLE ASSETS

    Intangible assets include cost in excess of net assets acquired in connection with management's acquisition of the Company in 1995, and the acquisitions of Melcher Holding AG ("Melcher") in 1998, of International Power Devices, Inc. ("IPD") in 1999 and of Powec in 2000, which have been allocated among certain intangible items determined by management to have value, such as the company name, distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

    Intangible assets consist of the following (in thousands):

	March 31, 2001	December 31, 2000
Goodwill and trade name	$118,481	$122,291
Distribution network	5,207	5,207
Sales force	627	675
Product technology	26,987	27,516
Assembled workforce	1,580	1,614
License agreement	5,324	5,020
Other	23,007	23,812

	181,213	186,135
Less accumulated amortization	26,548	23,336

	$154,665	$162,799

NOTE 6—CREDIT FACILITY

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provides the Company with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facilitiy bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR (5.0% at March 31, 2001) plus 1.25% to 2.25%, or the bank's base rate (8.0% at March 31, 2001) plus 0% to 1.00%. The Revolving Loan Agreement:

  •
  provides for restrictions on additional borrowings, leases and capital expenditures;

  •
  prohibits the Company from paying dividends, liquidating, merging, consolidating or selling its assets or business without the bank's prior approval;

  •
  requires the Company to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio;

  •
  prohibits the Company, in certain circumstances, from making strategic investments in excess of $10 million without the bank's prior approval;

  •
  prohibits the Company, in certain circumstances, from paying $30 million or more for acquisitions not previously approved by the bank; and

  •
  requires the Company to use the proceeds of any public offering of its stock to pay off any indebtedness then outstanding under the loan agreement evidenced by notes.

    Borrowings under this line of credit are collateralized by the capital stock of each of the Company's significant domestic subsidiaries and 65% of the capital stock of each of the Company's directly-owned foreign subsidiaries. At March 31, 2001, amounts outstanding under the Revolving Loan Facility were $7.0 million at a weighted average interest rate of 4.9%.

NOTE 7—CONTINGENCIES

    The Company is involved in certain claims and legal proceedings, including one patent dispute, that arise in the normal course of business.

    VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS, was filed on February 5, 2001, and service of Summons and Complaint was made upon Power-One on March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief.

    In the opinion of the Company, the outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, but could be material to its results of operations in any one accounting period.

NOTE 8—SUBSEQUENT EVENTS

    In April 2001, the Company announced a restructuring plan aimed at achieving cost reductions through the consolidation of its facilities and a reduction in headcount. In connection with this restructuring plan, the Company plans to record a one-time charge of approximately $10 million in the second quarter of 2001.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General.  In February 2000, the Company acquired HCP, in a stock-for-stock transaction in which the former shareholders of HCP received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. HCP is based in Irvine, CA and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. The acquisition of HCP was accounted for as a pooling of interests, and all prior periods have been restated to give retroactive effect to the acquisition of HCP. In May 2000, the Company further increased its presence in the telecommunications industry by acquiring Norwegian-based Powec AS and its subsidiaries, collectively referred to as Powec, for approximately $74.5 million cash, including $2.5 million in acquisition costs, 428,070 shares of the Company's common stock, and assumption of $12.0 million of Powec's debt. Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. The acquisition of Powec was accounted for using the purchase method of accounting, and its results of operations have been included in the Company's consolidated results of operations since its date of acquisition. As such, Powec's results are not included in the results for the three months ended March 31, 2000.

    Net Sales.  Net sales increased $92.9 million, or 120.6%, to $169.9 million for the three months ended March 31, 2001 from $77.0 million for the three months ended March 31, 2000. The increase in net sales was attributable to strong growth in shipments across all major product lines, with the exception of ATE/semiconductor test equipment. The primary contributors to the $92.9 million increase in net sales were DC/DC power supplies, which resulted primarily from strong growth in unit shipments of our advanced line of high-density board-mounted DC/DC converters ("Bricks") to the communications market, and telecom power systems, of which Powec contributed $19.2 million in net sales. The high-power AC/DC market for semiconductor test equipment was weaker during the first quarter of 2001, as overall shipments declined $3.4 million year-over-year.

    Net sales to OEMs in the first three months of 2001 were $115.7 million, or 68.1% of net sales, up from $59.6 million, or 77.4% of net sales, for the comparable period in 2000. Cisco was the only customer to exceed 10% of net sales in the first quarter of 2001. Net sales to service providers were $18.2 million, or 10.7% of net sales, in the first three months of 2001, compared with $4.8 million, or 6.2% of net sales in the comparable period in 2000. Net sales through distributors were $36.0 million, or 21.2% of net sales, in the first three months of 2001, compared with $17.4 million, or 22.6% of net sales, in the first quarter of 2000. This is attributable to HCP and Powec, which each make a larger proportion of its sales to service providers.

    Net sales by markets for the three months ended March 31, 2001 and March 31, 2000 were as follows:

	Three Months Ended March 31,
	2001	2000
Communications	79.8%	55.3%
Industrial	8.0%	16.3%
ATE/Semiconductor test equipment	3.2%	11.4%
Other	9.0%	17.0%

Total	100.0%	100.0%

    The Company's combined backlog on March 31, 2001 was $112.4 million, a decrease of 55.9% compared to backlog of $255.0 million on December 31, 2000. The Company's backlog increased 3.8% from $108.3 million at March 31, 2000. Powec contributed approximately $5.5 million to our first quarter backlog. The significant decrease in first quarter 2001 backlog from December 31, 2000 was driven primarily by order cancellations from significant communications industry customers, as well as rescheduling of previous orders from delivery in the second quarter to delivery at the end of the year.

    Gross Profit.  Gross profit increased $30.5 million, or 95.0%, to $62.6 million for the three months ended March 31, 2001 from $32.1 million for the three months ended March 31, 2000. As a percentage of net sales, gross profit decreased to 36.9% for the first three months of 2001 from 41.6% for the same period in 2000. The 4.7% profit margin decline in the first three months of 2001 compared with the same period last year was primarily due to significantly higher material costs, as well as lower gross margins experienced by our Powec division. The increase in material costs is primarily the result of component shortages that affected our industry in 2000 with much of these components still in our inventory.

    Selling, General and Administrative Expense.  Selling, general and administrative expense decreased $2.8 million, or 11.7%, to $21.1 million for the three months ended March 31, 2001 from $23.9 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expense decreased to 12.4% for the first three months of 2001 from 31.0% for the same period in 2000.

    Selling expense increased $3.9 million, or 59.1%, to $10.5 million for the three months ended March 31, 2001 from $6.6 million in the same period in 2000. This increase was primarily due to higher employee costs and an increase in sales commissions due to the increase in net sales, as well as approximately $1.7 million in selling expense contributed by Powec.

    Administrative expense decreased $6.7 million, or 38.7%, to $10.6 million for the three months ended March 31, 2001 from $17.3 million in the same period in 2000. This was primarily due to an $8.7 million stock compensation charge related to HCP bonus agreements that vested on the date of acquisition, as well as $2.4 million of HCP acquisition costs, that were incurred in the three months ended March 31, 2000. This decrease was partially offset in the three months ended March 31, 2001 by Powec, which contributed $1.4 million in administrative expense.

    Excluding non-recurring items, selling, general and administrative expense increased $8.4 million, or 66.1%, to $21.1 million, or 12.4% of net sales for the three months ended March 31, 2001 from $12.7 million, or 16.5% of net sales for the same period in 2000. This increase was primarily due to increased headcount and related employee costs.

    Engineering and Quality Assurance Expense.  Engineering and quality assurance expense decreased $200,000, or 1.9%, to $10.4 million for the three months ended March 31, 2001 from $10.6 million for the three months ended March 31, 2000. As a percentage of net sales, engineering and quality assurance expense decreased to 6.1% for the first three months of 2001 from 13.8% for the comparable period in 2000. The decrease was due to a $4.6 million stock compensation charge related to HCP stock bonus agreements that vested on the date of acquisition and was recognized during the three months ended March 31, 2000. This decrease was partially offset by higher employee costs and $900,000 in engineering and quality assurance expenses contributed by Powec during the first quarter of 2001.

    Excluding non-recurring items, engineering and quality assurance expense increased $4.5 million, or 76.3%, to $10.4 million, or 6.1% of net sales, for the three months ended March 31, 2001 from $5.9 million, or 7.7% of net sales, for the three months ended March 31, 2000.

    Amortization of Intangibles.  Amortization of intangibles increased $2.4 million, or 184.6%, to $3.7 million for the three months ended March 31, 2001 from $1.3 million for the three months ended March 31, 2000. The $2.4 million increase in amortization expense was primarily attributable to $1.8 million of amortization expense related to the intangibles recorded for the acquisition of Powec, $251,000 of amortization expense for technology licenses acquired in 2000, and $235,000 of amortization expense related to the additional $13.0 million of goodwill recorded in 2000 due to IPD performance payouts.

    Income (Loss) from Operations.  As a result of the items above, income from operations increased $31.2 million to $27.4 million, or 16.1% of net sales, for the three months ended March 31, 2001 from a loss of $3.8 million for the three months ended March 31, 2000. Excluding non-recurring items totaling approximately $15.9 million in the first quarter of 2000 related to the HCP acquisition, income from operations would have been $12.1 million, or 15.8% of net sales, for the first three months of 2000.

    Interest Income (Expense), Net.  Net interest expense increased $561,000, or 128.7%, to $997,000 for the three months ended March 31, 2001 from $436,000 for the three months ended March 31, 2000. The increase in net interest expense for the first three months of 2001 was due to the increase in long-term debt balances, which increased $5.0 million, or 87.7%, to $10.7 million at March 31, 2001, from $5.7 million at March 31, 2000. The increase in long-term debt balances was primarily due to the acquisition of Powec.

    Other Income (Expense), Net.  Other income (expense), net, decreased $623,000 to a $488,000 expense for the three months ended March 31, 2001 from $135,000 income for the three months ended March 31, 2000. The increased expense for the three-month period is primarily attributable to losses on foreign currency exchange at our international locations.

    Income Taxes.  The provision for income taxes was $11.5 million for the three months ended March 31, 2001 compared to a tax benefit of $1.7 million for the three months ended March 31, 2000. The income tax benefit for the first three months of 2000 included a non-recurring benefit related to net deferred tax assets recorded upon HCP's conversion from an S-corporation to a C-corporation. The effective tax rate was approximately 41.3% for the three months ended March 31, 2001 compared to 32.6% for the comparable period in 2000 adjusted for non-recurring items. The higher effective tax rate for the three months ended March 31, 2001, compared to the same period in 2000, excluding non-recurring items, was primarily the result of a change in our earnings mix, which resulted in a relatively greater proportion of taxable income earned in jurisdictions with higher tax rates.

Liquidity and Capital Resources

    Our cash and cash equivalents balance decreased $32.9 million, or 24.0%, to $104.2 million at March 31, 2001 from $137.1 million at December 31, 2000. Our primary source of cash in the first three months of 2001 consisted of cash earnings from operations (defined as net income plus depreciation, amortization, and stock compensation) of $24.2 million and a bank overdraft of $4.3 million. The primary uses of cash in the first three months of 2001 consisted of $20.5 million for the acquisition of property and equipment, $2.5 million for the repayment of borrowings on our debt and bank credit facilities and $16.3 million for operating activities.

    Cash used in operating activities in the first three months of 2001 was primarily attributable to cash earnings from operations of $24.2 million offset by $40.4 million used for working capital. The $40.4 million used for working capital was primarily due to an increase in accounts receivable of $21.8 million and a net decrease in accounts payable of $27.2 million, offset by an increase of $12.7 million for income taxes payable and smaller decreases in inventory and increases in accrued expenses.

    The $20.5 million to acquire property and equipment included approximately $5 million to acquire surface-mount technology (SMT) equipment, $5 million for other manufacturing equipment, $3 million for leasehold improvements, $2 million for IT infrastructure costs, and the balance for additional property, plant and capital equipment expenditures consistent with supporting our growth plans.

    On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides us with a revolving line of credit of $200 million. The line of credit bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR (5.0% at March 31, 2001) plus 1.25% to 2.25%, or the bank's base rate (8.0% at March 31, 2001) plus 0% to 1.00%. The credit agreement contains the following provisions:

  •
  provides for restrictions on additional borrowings, leases and capital expenditures;

  •
  prohibits the Company from paying dividends, liquidating, merging, consolidating or selling its assets or business without the bank's prior approval;

  •
  requires the Company to maintain a specified net worth, maximum leverage ratio and minimum fixed charge coverage ratio;

  •
  prohibits the Company, in certain circumstances, from making strategic investments in excess of $10 million without the bank's prior approval;

  •
  prohibits the Company, in certain circumstances, from paying $30 million or more for acquisitions not previously approved by the bank; and

  •
  requires the Company to use the proceeds of any public offering of its stock to pay off any indebtedness then outstanding under the loan agreement evidenced by notes.

    Borrowings under this line of credit are collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. At March 31, 2001, amounts outstanding under this line of credit were $7.0 million at a weighted average interest rate of 4.9%.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $6.9 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At March 31, 2001, short-term, including current portion of long-term debt, and long-term amounts outstanding under Melcher's credit facilities were $1.7 million and $0.9 million, respectively, at a weighted average interest rate of 4.0%.

    As a result of the Powec acquisition, we have credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.6 million. The largest of these is a $4.4 million facility with a Norwegian bank that bears interest of 8.5% at March 31, 2001. At March 31, 2001, amounts outstanding under all of Powec's credit facilities were $0.7 million at a weighted average interest rate of 9.1%.

    In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.1 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 9.1% at March 31, 2001, and is payable in semiannual installments until its maturity date in July 2019. At March 31, 2001, the current and long-term amounts outstanding under this loan were $0.2 million and $7.9 million, respectively.

    At March 31, 2001, short-term, including current portion of long-term debt, and long-term amounts outstanding under all credit agreements with banks were $9.8 million and $8.5 million, respectively.

    The Company currently anticipates that its total capital expenditures for 2001 will be approximately $48 million, of which approximately $5 million represents investments in surface-mount technology automation. The balance of anticipated capital expenditures relates to manufacturing equipment and process improvements, as well as additions and upgrades related to the Company's facilities, information technology infrastructure, and other administrative requirements consistent with the Company's growth plans. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, the Company's financial condition and general economic conditions.

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

    Recent Events.  Since the fourth quarter of 2000, much of the U.S. economy, and particularly the communications infrastructure industry, has experienced a rapid slowdown in its growth. It is not certain whether the economy or various sectors will experience negative growth. Several of our customers, including our largest customers, have cancelled or rescheduled significant orders, which has caused a substantial decline in our backlog. We expect that our rate of growth in 2001 will be significantly less than it has been in the prior two years. Moreover, we significantly increased our production capacity in 2000 and early 2001 in anticipation of continued rapid growth. Thus, we expect to have substantial excess production capacity in 2001. As a result, we anticipate that our gross margin in 2001 will be less than we have experienced in recent years.

    Management has initiated various cost containment measures to mitigate the negative effect of these trends, and has announced that the company will take a restructuring charge of approximately $10 million in the second quarter of 2001 related to these cost saving measures. The cost savings will be realized through consolidation of facilities and a reduction in headcount. Management anticipates that the bulk of the cost savings will be realized by the fourth quarter of 2001. However, there can be no assurance that these measures will be successful.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Debt.  We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, 3.3% at March 31, 2001, an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at March 31, 2001 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss francs, Norwegian Kroner or Australian dollars, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
						There- after		Fair Value
	2001	2002	2003	2004	2005		Total
	(Amounts in thousands except for percentages)
Credit Facilities:
Variable Rate (CHF 12,037)	$6,952	—	—	—	—	—	$6,952	$6,952
Average Interest Rate	4.9%	—	—	—	—	—	4.9%
Variable Rate (NOK 6,521)	$712	—	—	—	—	—	$712	$712
Average Interest Rate	9.1%						9.1%
Long-term Debt:
Fixed Rate (CHF 4,500)	$1,733	$867	—	—	—	—	$2,600	$2,600
Average Interest Rate	3.7%	4.4%					4.0%
Variable Rate (NOK 73,874)	$218	$435	$435	$435	$435	$6,108	$8,066	$8,066
Average Interest Rate	9.1%	9.1%	9.1%	9.1%	9.1%	9.1%	9.1%

    Foreign Currency. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2001, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains certain statements which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "expect," "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For a detailed description of such factors, see Risk Factors in the Company's Form 10-K for the year ended December 31, 2000.

PART II—OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

  None.

    (b) REPORTS ON FORM 8-K

  None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001	POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President, Finance, and Chief Financial Officer

QuickLinks

POWER-ONE, INC. INDEX
PART I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES