Form 10-Q
period 2001-07-01
POWER ONE INC
filed 2001-08-15
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. O-29454

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of August 13, 2001 there were outstanding 78,821,669 shares of common stock, $.001 par value.

POWER-ONE, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,230	$137,113
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,170 at June 30, 2001; $2,573 at December 31, 2000	110,636	124,306
Other	7,207	7,736
Inventories	149,283	225,121
Refundable income taxes	11,088	—
Deferred income taxes	30,950	4,527
Prepaid expenses and other current assets	6,415	4,300

Total current assets	399,809	503,103

PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $41,475 at June 30, 2001; $33,144 at December 31, 2000	109,174	104,020
INTANGIBLE ASSETS, net	155,894	162,799
OTHER ASSETS	11,167	12,395

TOTAL ASSETS	$676,044	$782,317

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$14,846	$9,279
Current portion of long-term debt	1,540	2,630
Current portion of long-term capital leases	414	558
Bank overdraft	4,226	12,879
Accounts payable	30,638	71,721
Accrued payroll and related expenses	5,228	5,642
Restructuring reserve	7,551	—
Other accrued expenses	21,680	23,570

Total current liabilities	86,123	126,279

LONG-TERM DEBT, less current portion	8,324	9,131
LONG-TERM CAPITAL LEASES, less current portion	104	281
DEFERRED INCOME TAXES	10,624	12,319
OTHER LIABILITIES	548	579
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 78,744 and 78,498 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	78	78
Additional paid-in-capital	574,208	564,325
Accumulated other comprehensive loss	(11,505)	(2,188)
Retained earnings	7,540	71,513

Total stockholders' equity	570,321	633,728

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$676,044	$782,317

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
NET SALES	$92,904	$113,839	$262,756	$190,851
COST OF GOODS SOLD	151,816	69,030	259,045	113,986

GROSS PROFIT (LOSS)	(58,912)	44,809	3,711	76,865
EXPENSES:
Selling, general and administrative	20,663	16,175	41,716	40,079
Engineering and quality assurance	10,589	7,012	21,015	17,622
Amortization of intangible assets	3,654	2,750	7,392	4,072
Restructuring costs	14,091	—	14,091	—
Impairment of fixed assets	11,073	—	11,073	—

Total expenses	60,070	25,937	95,287	61,773
INCOME (LOSS) FROM OPERATIONS	(118,982)	18,872	(91,576)	15,092
OTHER INCOME (EXPENSE)
Interest income	1,030	432	2,736	1,180
Interest expense	(646)	(1,308)	(1,355)	(1,620)
Other income (expense), net	412	(1,196)	(76)	(1,061)

Total other income (expense)	796	(2,072)	1,305	(1,501)
INCOME (LOSS) BEFORE INCOME TAXES	(118,186)	16,800	(90,271)	13,591
PROVISION (BENEFIT) FOR INCOME TAXES	(37,824)	6,204	(26,298)	4,484

NET INCOME (LOSS)	$(80,362)	$10,596	$(63,973)	$9,107

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(1.02)	$0.14	$(0.81)	$0.13

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(1.02)	$0.14	$(0.81)	$0.12

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	78,702	73,258	78,626	72,789

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	78,702	77,054	78,626	76,105

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
NET INCOME (LOSS)	$(80,362)	$10,596	$(63,973)	$9,107
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(2,669)	3,939	(9,317)	2,462

COMPREHENSIVE INCOME (LOSS)	$(83,031)	$14,535	$(73,290)	$11,569

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2001	June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(63,973)	$9,107
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	16,164	9,428
Asset impairment	14,404	—
Tax benefit on exercise of stock options	7,569	—
Stock compensation	13	13,312
Loss on disposal of property and equipment	95	7
Deferred income taxes	(27,507)	(893)
Changes in operating assets and liabilities:
Accounts receivable, net	10,683	(24,498)
Inventories	73,500	(37,610)
Refundable income tax	(11,088)	72
Prepaid expenses and other current assets	(2,230)	(101)
Accounts payable	(41,261)	15,713
Accrued expenses	(1,577)	9,246
Restructuring reserve	5,390	—
Income taxes payable	2,890	—
Other liabilities	13	(9)

Net cash used in operating activities	(16,915)	(6,226)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Powec, net of cash acquired (Note 4)	(6,335)	(72,545)
Telecommunications product line acquired from Eldec (Note 4)	—	(14,000)
Investment in IPD (Note 5)	—	(13,000)
Acquisition of property and equipment	(28,396)	(15,740)
Proceeds from sale of property and equipment	29	2
Other assets	865	(2,294)

Net cash used in investing activities	(33,837)	(117,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	11,733	87,340
Repayments of borrowings on bank credit facilities	(5,042)	(12,761)
Bank overdraft	(8,377)	454
Proceeds from borrowings on long-term debt	879	54
Repayments of long-term debt	(1,984)	(1,966)
Principal payments under capital lease obligations	(308)	(538)
Issuance of common stock-net	1,643	1,037
Proceeds from notes receivable from stockholders	—	109
Distributions to stockholders	—	(865)

Net cash provided by (used in) financing activities	(1,456)	72,864

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(675)	4
DECREASE IN CASH AND CASH EQUIVALENTS	(52,883)	(50,935)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,113	63,769

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,230	$12,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for
Interest	$1,187	$1,066
Income taxes	$7,723	$2,882

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    During the three-months ended June 30, 2001, the Company issued 28,154 shares of Company stock valued at $657,000 to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance. See Note 4.

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three-month periods ended July 1, 2001 and July 2, 2000 as June 30, 2001 and June 30, 2000, respectively.

    All share and per share amounts have been retroactively restated to give effect to the Company's three-for-two stock split that occurred on June 2, 2000 and the Company's two-for-one stock split that occurred on September 11, 2000.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We did not hold any derivative financial instruments during 2001 or 2000. As a result, the adoption of SFAS No. 133 did not have a significant effect on the Company's financial position, operations or cash flows.

Recent Pronouncements:

    In June 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.

    SFAS No. 142 changes accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded from past business combination, will cease on December 31, 2001 upon adoption of this statement. On an annual basis, and when there is reason to believe that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

    The Company is required to adopt these standards effective January 2002. The Company is currently assessing, but has not yet determined the impact that these statements will have on its financial statements.

NOTE 2—INVENTORIES

    Inventories consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Raw materials	$112,936	$189,131
Subassemblies-in-process	13,296	19,845
Finished goods	23,051	16,145

	$149,283	$225,121

    During the second quarter of 2001, the Company analyzed its inventory position and recorded a charge of $85,148,000 to value its inventory at the lower of cost or market and to write off excess and obsolete inventory. This charge is reflected in cost of goods sold for the three- and six-months ended June 30, 2001.

NOTE 3—EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three-month period ended June 30 are calculated as follows (in thousands, except per share data):

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000
	Net (Loss)	Average Shares	Per Share	Net Income	Average Shares	Per Share
Net income (loss)	$(80,362)			$10,596
Basic EPS—Share outstanding		78,702			73,258

Basic EPS	(80,362)	78,702	$(1.02)	10,596	73,258	$.14

Dilutive securities—Stock options					3,796

Diluted EPS	$(80,362)	78,702	$(1.02)	$10,596	77,054	$.14

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	Net (Loss)	Average Shares	Per Share	Net Income	Average Shares	Per Share
Net income (loss)	$(63,973)			$9,107
Basic EPS—Share outstanding		78,626			72,789

Basic EPS	(63,973)	78,626	$(.81)	9,107	72,789	$.13

Dilutive securities—Stock options					3,316

Diluted EPS	$(63,973)	78,626	$(.81)	$9,107	76,105	$.12

    The dilutive effect of options outstanding at June 30, 2001 was not included in the calculation of diluted loss per share for the three- and six-month periods ended June 30, 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for both periods. The weighted average number of such options excluded from the diluted loss per share computation was approximately 2,437,000 and 2,846,000 for the three- and six-month periods ended June 30, 2001, respectively.

    The Company had approximately 2,548,000 and 26,000 of potential anti-dilutive shares for the three-month periods ended June 30, 2001 and 2000, respectively, and 1,559,000 and 144,000 of potential anti-dilutive shares for the six-month periods ended June 30, 2001 and 2000, respectively.

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

    On May 16, 2000, the Company acquired Norwegian-based Powec AS and the minority interests of certain Powec subsidiaries (collectively referred to as "Powec") for approximately $74.5 million in cash including $2.5 million in acquisition costs, 428,070 shares of the Company's common stock, and assumption of $12.0 million of Powec's debt. The market value of the Company's common stock on the date of acquisition was $29.75 per share. Certain additional payments may be made to former Powec stockholders based on the attainment of defined operational performance through 2003. During the second quarter of 2001, $6.3 million in cash and 28,154 shares of Company stock valued at $657,000 were paid to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance.

    On May 16, 2000, the Company also acquired a telecommunications product line from Eldec Corporation, a subsidiary of Crane Co. ("Eldec"), for $14.0 million in cash.

    In addition to the shares issued, the purchase of Powec and the telecommunications product line were financed with $20.0 million of the Company's cash and approximately $68.5 million of advances under the Company's credit facility.

    The acquisitions of Powec and the telecommunications product line were accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from three to 15 years. The fair value of Powec's assets and liabilities, as well as the fair value of the assets and liabilities acquired from Eldec, have been included in the Company's balance sheet as of December 31, 2000. The consolidated statements of operations and comprehensive income (loss) for the three- and six-months ended June 30, 2000, and of cash flows for the six-months ended June 30, 2000 include two months of Powec's operations.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Powec and the telecommunications product line had occurred as of the beginning of the six-month period presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization or intangibles, assumed interest expense, assumed decrease in interest earned and the related income tax effect of such adjustments. The pro forma amounts for the six-month period ended June 30, 2000 exclude non-recurring items totaling $1.5 million, which consist of an inventory fair market value write-up of $2.0 million, net of related income tax benefit.

Pro forma:	Six months ended June 30, 2000
(In thousands, except per share amounts)
Net sales	$216,521
Net income	$9,852
Basic earnings per common share	$0.14
Diluted earnings per common share	$0.13

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

    During the second quarter of 2001, the Company paid $7.0 million in cash and stock to the sellers of Powec as earnout consideration pursuant to the terms of the acquisition agreement for 2000 operational performance. This additional consideration has been recorded as an addition to goodwill related to the Powec acquisition.

    Intangible assets consist of the following (in thousands):

	June 30, 2001	December 31, 2000
Goodwill and trade name	$123,682	$122,291
Distribution network	5,207	5,207
Sales force	604	675
Product technology	26,755	27,516
Assembled workforce	1,566	1,614
License agreement	5,324	5,020
Other	22,671	23,812

	185,809	186,135
Less accumulated amortization	29,915	23,336

	$155,894	$162,799

NOTE 6—CREDIT FACILITY

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provides the Company with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facility bears interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR (3.8% at June 30, 2001) plus 1.25% to 2.25%, or the bank's base rate (6.8% at June 30, 2001) plus 0% to 1.00%. The Revolving Loan Agreement:

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

    Borrowings under this line of credit are collateralized by the capital stock of each of the Company's significant domestic subsidiaries and 65% of the capital stock of each of the Company's directly owned foreign subsidiaries. At June 30, 2001, amounts outstanding under the Revolving Loan Facility were $11.7 million at a weighted-average interest rate of 4.9%.

    As of June 30, 2001, the Company was in violation of certain debt covenants. The Company has obtained a waiver for these covenants for the quarter ended June 30, 2001.

    As a result of the Powec acquisition, the Company has credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.5 million. The largest of these is a $4.3 million facility with a Norwegian bank that bears interest of 8.7% at June 30, 2001. At June 30, 2001, amounts outstanding under all of Powec's credit facilities were $3.1 million at a weighted-average interest rate of 8.7%.

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

NOTE 8—RESTUCTURING COSTS

    During the second quarter of 2001, the Company recorded pre-tax charges of $14,091,000 in accordance with EITF 94-3 related to the restructuring of the Company's operations, comprised of the following (in thousands):

Personnel terminations	$5,974
Facilities closure	3,095
Fixed assets write-off	1,934
Contract termination costs	2,884
Other shutdown costs	204

$14,091

    The charge for personnel terminations is related to the downsizing of the Company's workforce, primarily manufacturing positions at the Company's Mexico and Dominican Republic facilities. Approximately 3,400 positions were specifically identified for elimination as of June 30, 2001. Through June 30, 2001, approximately 2,560 employees have been terminated and approximately $2,485,000 of termination benefits have been paid and applied against the accrual. Since this only represents specific employee terminations identified as of June 30, 2001, further charges may be necessary in future periods if additional terminations are identified. The remaining severance and related benefits are expected to be paid in the third quarter of 2001.

    The charge for facilities closures is related to office space and facilities that will be vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2005. As of June 30, 2001, $129,000 has been paid and applied against the accrual for facilities closures. The Company facilities being vacated are located in Irvine, California; Boston, Massachusetts; and Uster, Switzerland. In connection with these closures, approximately $1,934,000 of other obsolete equipment has been written off. As of June 30, 2001, $1,042,000 has been applied against the accrual for obsolete equipment.

    The provision for contract termination costs of $2,884,000 is related to cancellation charges incurred to release the Company of certain purchase obligations to a significant supplier. Under the terms of the cancellation agreement, no future delivery of products or services will be made to the Company. This payment was made during the second quarter of 2001.

NOTE 9—IMPAIRMENT OF FIXED ASSETS

    Since the fourth quarter of 2000, much of the U.S. economy and particularly the communications infrastructure industry has experienced a rapid slowdown in growth. Several of the Company's largest customers have cancelled and rescheduled significant orders, causing a substantial decline in backlog. The Company had significantly increased production capacity in 2000 and early 2001 in anticipation of continued growth, and now has substantial excess production capacity.

    In accordance with SFAS No. 121, in the second quarter the Company performed an impairment review to determine whether any of the Company's assets were impaired based on market conditions. The company identified certain manufacturing equipment for impairment testing, primarily located at the Company's manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $11,073,000 in the second quarter of 2001.

NOTE 10—SUBSEQUENT EVENTS

    In July 2001, the Company announced an expansion of its restructuring plan aimed at achieving cost reductions through further consolidation of its facilities and reductions in headcount. In connection with this plan, the Company expects to record an additional restructuring charge of approximately $3.0 million in the third quarter of 2001.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    General.  In February 2000, the Company acquired HCP, in a stock-for-stock transaction in which the former shareholders of HCP received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. HCP is based in Irvine, CA and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. The acquisition of HCP was accounted for as a pooling of interests, and all prior periods have been restated to give retroactive effect to the acquisition of HCP. In May 2000, the Company further increased its presence in the telecommunications industry by acquiring Norwegian-based Powec AS and its subsidiaries, collectively referred to as Powec, for approximately $74.5 million cash including $2.5 million in acquisition costs, 428,070 shares of the Company's common stock, and assumption of $12.0 million of Powec's debt. Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. The acquisition of Powec was accounted for using the purchase method of accounting, and its results of operations have been included in the Company's consolidated results of operations since its date of acquisition. As such, all references to operating data for the three and six months ended June 30, 2000 include only two months of operations for Powec.

    Unless otherwise identified, non-recurring items recorded during the three and six months ended June 30, 2001 refer to the $85.1 million inventory write-down, the $14.1 million restructuring charge, and the $11.1 million for the impairment of fixed assets.

    Non-recurring items recorded during the three months ended June 30, 2000 consist of $2.0 million in inventory write-up associated with the acquisition of Powec. Non-recurring items for the six months ended June 30, 2000 also include approximately $15.9 million in costs associated with the acquisition of HCP, which consist primarily of $13.3 of stock compensation.

    Net Sales.  Net sales increased $71.9 million, or 37.7%, to $262.8 million for the six months ended June 30, 2001 from $190.9 million for the six months ended June 30, 2000. The increase in net sales was attributable to increases across all product lines except embedded AC/DC power supplies, which includes the ATE/semiconductor test equipment market. The main contributors to the $71.9 million increase in net sales were DC/DC power supplies, which resulted from strong growth in unit shipments of our advanced line of high-density board-mounted DC/DC converters ("bricks") to the communications market, and telecom power systems. A significant portion of the sales growth in this year's first six months is primarily attributable to the relatively stronger demand for bricks and telecom systems during the first three months of 2001, which at that time continued to benefit from our strong order backlog.

    Net sales to OEMs in the first six months of 2001 were $175.7 million, or 66.9% of net sales, compared to $143.2 million, or 75.0% of net sales, for the same period in 2000. Cisco Systems was the only customer to exceed 10% of net sales in the first six months of 2001. Net sales through distributors were $57.7 million, or 22.0% of net sales, in the first six months of 2001, compared with $35.8 million, or 18.7% of net sales, in the same period in 2000. Net sales to service providers in the first six months of 2001 were $29.3 million, or 11.1% of net sales, compared with $11.9 million, or 6.2% of net sales, for the same period in 2000.

    Net sales for the three months ended June 30, 2001 decreased $20.9 million, or 18.4%, to $92.9 million compared with $113.8 million for the three months ended June 30, 2000. The decrease in net sales for the second quarter was attributable to decreases across all product lines. The main contributors to the decrease were high-density board-mounted DC/DC power converters, as well as embedded AC/DC power supplies. This decrease was caused by an unprecedented downturn in the telecommunications equipment industry. This downturn has been characterized by delayed network deployments and a significant inventory correction, which has resulted in significant order cancellations and reschedules into the second half of 2001 and into 2002.

    Net sales to OEMs in the second quarter of 2001 were $60.2 million, or 64.8% of net sales, compared to $88.3 million, or 77.6% of net sales, for the same period in 2000. Net sales through distributors were $21.6 million, or 23.2% of net sales, in the second quarter of 2001 compared with $18.4 million, or 16.2% of net sales, for the same period in 2000. Net sales to service providers during the second quarter were $11.2 million, or 12.0% of net sales, compared with $7.1 million, or 6.3% of net sales for the second quarter of 2000.

    Net sales by markets for the six months ended June 30, 2001 and 2000 were as follows:

	Six Months Ended June 30,
	2001	2000
Communications	76.1%	61.0%
Industrial	9.4%	14.7%
ATE/Semiconductor test equipment	3.5%	10.4%
Other	11.0%	13.9%

Total	100.0%	100.0%

    The Company's combined 180-day backlog on June 30, 2001 was $62.6 million, a decrease of 75.4% compared to backlog of $255.0 million on December 31, 2000. The significant decrease in backlog was driven primarily by significant order cancellations and reschedules by many of our communications infrastructure customers.

    Gross Profit (Loss).  Gross profit decreased $73.2 million, or 95.2%, to $3.7 million for the six months ended June 30, 2001 from $76.9 million for the six months ended June 30, 2000. As a percentage of net sales, gross profit decreased to 1.4% for the first six months of 2001 from 40.3% for the same period in 2000. Gross profit for the six month periods include a non-recurring inventory charge of $85.1 million in June 2001 and purchase accounting adjustments due to the Powec acquisition in May 2000 of approximately $2.0 million, which negatively impacted each period's gross profit margin. The inventory charge incurred in the first six months of 2001 is primarily due to a $51.2 million charge related to a revaluation of inventory to reflect lower raw material costs, a $30.9 million charge for excess and obsolete inventory, and 3.0 million for costs associated with discontinued products. In addition, we incurred one-time expenses of $2.0 million related to a warranty claim and $1.8 million of other charges for the reorganization of the company's ongoing operations.

    Excluding these non-recurring adjustments, gross profit margin would have been approximately 33.8% for the first six months of 2001 compared to 41.3% for the same period in 2000.

    Gross profit for the three months ended June 30, 2001 decreased $103.7 million, or 231.5%, to a loss of $58.9 million from a profit of $44.8 million for the same period in 2000. As a percentage of net sales, gross profit decreased to a loss of 63.4% for the second quarter of 2001 from a profit of 39.4% for the second quarter of 2000. The decrease in gross profit margin primarily resulted from the inventory charge described above, as well as a decrease in overhead absorption due to the steep and rapid sales decline that occurred during the second quarter of 2001. Excluding non-recurring items, gross profit margin would have been 28.2% for the three months ended June 30, 2001 compared to 41.2% for the same period in 2000.

    Selling, General and Administrative Expense.  Selling, general and administrative expense increased $1.6 million, or 4.1%, to $41.7 million for the six months ended June 30, 2001 from $40.1 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expense decreased to 15.9% for the first six months of 2001 from 21.0% for the same period in 2000.

    Selling expense increased $4.8 million, or 31.4%, to $20.1 million for the six months ended June 30, 2001 from $15.3 million in the same period in 2000. This increase was primarily due to higher employee costs and an increase in sales commissions due to the increase in net sales, as well as additional selling expense contributed by Powec.

    Administrative expense decreased $3.2 million, or 12.8%, to $21.6 million for the six months ended June 30, 2001 from $24.8 million for the same period in 2000. This was primarily due to an $8.7 million stock compensation charge related to HCP bonus agreements that vested on the date of acquisition, as well as $2.4 million of HCP acquisition costs, that were incurred during the six months ended June 30, 2000. This was partially offset by higher employee costs and professional fees, as well as administrative expenses contributed by Powec.

    Excluding non-recurring items, selling, general and administrative expense increased $12.9 million, or 44.6%, to $41.7 million, or 15.9% of net sales for the six months ended June 30, 2001 from $28.8 million, or 15.1% of net sales for the same period in 2000.

    Selling, general and administrative expense increased $4.5 million, or 27.7%, to $20.7 million for the three months ended June 30, 2001 from $16.2 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expense increased to 22.2% for the second quarter of 2001 from 14.2% for the same period in 2000.

    Selling expense increased $1.0 million, or 11.1%, to $9.7 million for the three months ended June 30, 2001 from $8.7 million for the same period in 2000. This increase was primarily due to selling expense contributed by Powec, partially offset by lower overall sales commissions.

    Administrative expense increased $3.5 million, or 47.1%, to $11.0 million for the three months ended June 30, 2001 from $7.5 million in the same period in 2000. This was primarily due to higher employee costs and professional fees, as well as $1.1 million in administrative expense contributed by Powec.

    Engineering and Quality Assurance Expense.  Engineering and quality assurance expense increased $3.4 million, or 19.3% to $21.0 million for the six months ended June 30, 2001 from $17.6 million for the six months ended June 30, 2000. As a percentage of net sales, engineering and quality assurance expense decreased to 8.0% for the first six months of 2001 from 9.2% for the same period in 2000. The prior year also included a $4.6 million stock compensation charge related to HCP stock bonus agreements that vested on the date of acquisition.

    Excluding non-recurring items, engineering and quality assurance expense increased $8.1 million, or 62.5%, to $21.0 million, or 8.0% of net sales, for the six months ended June 30, 2001 from $12.9 million, or 6.8% of net sales, for the six months ended June 30, 2000. This increase is primarily due to significantly higher employee costs and product development expenditures due to expanded R&D efforts, as well as engineering and quality assurance expenses contributed by Powec.

    Engineering and quality assurance expense increased $3.6 million, or 51.0% to $10.6 million for the three months ended June 30, 2001 from $7.0 million for the three months ended June 30, 2000. As a percentage of net sales, engineering and quality assurance expense increased to 11.4% for the second quarter of 2001 from 6.2% for the same period in 2000. This increase is primarily due to higher employee costs and product development expenditures due to expanded R&D efforts.

    Amortization of Intangibles.  Amortization of intangibles increased $3.3 million, or 81.5%, to $7.4 million for the six months ended June 30, 2001 from $4.1 million for the same period in 2000. The $3.3 million increase in amortization expense was primarily attributable to $2.4 million for amortization expense related to the intangibles recorded for the acquisition of Powec, as well as an increase in amortization expense attributable to an additional purchase price amount in connection with the IPD acquisition.

    Amortization of intangibles increased $0.9 million, or 32.9%, to $3.7 million for the three months ended June 30, 2001 from $2.8 million for the same period in 2000. As described above, this increase is due to the additional amortization related to the Powec acquisition and amortization of an additional payment made in 2001 in connection with the IPD acquisition.

    Restructuring Charge.  During the second quarter, the Company launched an aggressive company-wide cost reduction program in an effort to reduce operating expenses while maintaining our focus on strategic objectives and long-term growth. In connection with this, the Company recorded a $14.1 million pre-tax restructuring charge comprised of the following items:

  •
  $6.0 million in severance pay and related benefits for approximately 3,400 employees identified for termination, primarily located at the Company's manufacturing locations in Mexico and the Dominican Republic;

  •
  $3.1 million for costs to close and vacate facilities with no future economic benefit, primarily located in California, Massachusetts and Switzerland;

  •
  $1.9 million for write-downs of fixed assets and equipment located in those facilities identified for closure;

  •
  and $3.1 million in other exit costs, primarily related to contract termination charges and professional fees related directly to the restructuring.

    As of June 30, 2001, we have terminated 2,560 employees and expect most of the remaining terminations to occur in the third quarter of 2001.

    Asset Impairment.  Since the fourth quarter of 2000, much of the U.S. economy and particularly the communications infrastructure industry has experienced a rapid slowdown in growth. Several of the Company's largest customers have cancelled and rescheduled significant orders, causing a substantial decline in backlog. The Company had significantly increased production capacity in 2000 and early 2001 in anticipation of continued rapid growth, and now has substantial excess production capacity.

    In accordance with SFAS No. 121, in the second quarter the Company performed an impairment review to determine whether any of the Company's assets were impaired based on market conditions. The company identified certain manufacturing equipment for impairment testing, primarily located at the Company's manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $11.1 million in the second quarter of 2001.

    Income (Loss) from Operations.  As a result of the items above, income (loss) from operations decreased $106.7 million to a loss of $91.6 million for the six months ended June 30, 2001 from operating income of $15.1 million for the same period in 2000.

    Excluding non-recurring items, income from operations decreased $14.3 million, or 43.3%, to $18.7 million, for the six months ended June 30, 2001 from $33.1 million for the six months ended June 30, 2000.

    Income (loss) from operations decreased $137.9 million to a loss of $119.0 million for the three months ended June 30, 2001 from operating income of $18.9 million for the same period in 2000. Excluding non-recurring items, loss from operations would have been $8.7 million in the second quarter of 2001 compared to a profit of $20.9 million, or 18.4% of net sales, in the second quarter of 2000.

    Interest Income (Expense), Net.  Net interest income increased $1.8 million to $1.4 million for the six months ended June 30, 2001 from net interest expense of $440,000 for the six months ended June 30, 2000. Net interest income for the three months ended June 30, 2001 increased $1.3 million to

$384,000 from net interest expense of $876,000 for the three months ended June 30, 2000. The increase is primarily due to interest earned on cash proceeds from the sale of our common stock during a secondary offering in November 2000 which were invested in short-term, investment-grade interest bearing financial instruments. Net interest expense for the first six months of 2000 was primarily related to borrowings from our revolving bank credit facility to help finance the acquisition of Powec in May 2000, as well as capital expenditures to increase our manufacturing capacity.

    Other Income (Expense), Net.  Net other expense decreased $1.0 million to $76,000 for the six months ended June 30, 2001 from $1.1 million for the same period in 2000. For the three months ended June 30, 2001, net other income increased $1.6 million to $412,000 from net other expense of $1.2 million for the same period in 2000. The decreased net other expense for both the six months and the increased net other income for the three months ended June 30, 2000 is primarily attributable to lower losses recorded on foreign currency transactions at our international locations as well as a one-time settlement of $113,000 received by Powec.

    Provision (Benefit) for Income Taxes.  The benefit for income taxes was $26.3 million for the six months ended June 30, 2001 compared to the provision for income taxes of $4.5 million for the same period in 2000. The income tax benefit for the first six months of 2001 is primarily related to the net deferred tax assets recorded for the non-recurring charges related to inventory, restructuring, and asset impairment.

    The benefit for income taxes for the three months ended June 30, 2001 was $37.8 million compared to $6.2 million expense for the same period in 2000. Excluding non-recurring items, the effective tax rate would have been a tax benefit of approximately 16.3% for the second quarter of 2001 compared to 36.0% tax expense for the second quarter of 2000. The tax rate fluctuation is due to higher tollgate taxes in the Dominican Republic as well as the distribution of profit and losses among our various international locations which are taxed at different rates.

Liquidity and Capital Resources

    Our cash and cash equivalents balance decreased $52.9 million, or 38.6%, to $84.2 million at June 30, 2001 from $137.1 million at December 31, 2000. Our primary source of cash in the first six months of 2001 consisted of cash earnings from operations (excluding non-recurring, non-cash charges) of $64.8 million, and additional borrowings of $12.6 million. Cash earnings from operations is defined as net income plus depreciation and amortization, stock compensation and loss on disposal of property and equipment. The non-recurring, non-cash charges are related to the inventory write-down, restructuring charge, and asset impairment charge. The primary uses of cash in the first six months of 2001 consisted of $28.4 million for the acquisition of property and equipment, $6.3 million for the earnout paid to Powec's former stockholders, $15.4 million for the repayment of borrowings and $16.9 million for operating activities.

    Cash used in operating activities in the first six months of 2001 was primarily attributable to cash earnings from operations before non-recurring, non-cash items of $64.8 million offset by $48.8 million used for working capital. The $48.8 million used for working capital was primarily due to decreases in accounts payable and accrued expenses of $42.8 million, increases in refundable income taxes, income taxes payable and deferred tax assets of $35.7 million, and an increase in inventory of $9.2 million excluding the write-down, offset by a $10.7 million decrease in accounts receivable.

    The $28.4 million to acquire property and equipment included approximately $12.1 million for other manufacturing equipment, $8.5 million to acquire surface-mount technology (SMT) equipment, $4.1 million for leasehold improvements, $3.0 million for IT infrastructure costs, and the balance for additional property, plant and capital equipment expenditures consistent with supporting our growth plans.

    On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provides us with a revolving line of credit of $200.0 million. The line of credit bears interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR (3.8% at June 30, 2001) plus 1.25% to 2.25%, or the bank's base rate (6.8% at June 30, 2001) plus 0% to 1.00%. The credit agreement contains the following provisions:

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

    Borrowings under this line of credit are collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. At June 30, 2001, amounts outstanding under this line of credit were $11.7 million at a weighted average interest rate of 4.9%.

    As of June 30, 2001, the Company was in violation of certain debt covenants. The Company has obtained a waiver for these covenants for the quarter ended June 30, 2001, and is working with the participating banks to revise these covenants for future periods. There can be no assurance that the Company will be successful in these efforts.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $6.7 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR 3.3% plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At June 30, 2001, short-term, including current portion of long-term debt, and long-term amounts outstanding under Melcher's credit facilities were $1.1 million and $0.8 million, respectively, at a weighted average interest rate of 3.9%.

    As a result of the Powec acquisition, we have credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.5 million. The largest of these is a $4.3 million facility with a Norwegian bank that bears interest of 8.7% at June 30, 2001. At June 30, 2001, amounts outstanding under all of Powec's credit facilities were $3.1 million at a weighted average interest rate of 8.7%.

    In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $7.9 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 8.9% at June 30, 2001, and is payable in semiannual installments until its maturity date in July 2019. At June 30, 2001, the current and long-term amounts outstanding under this loan were $0.4 million and $7.5 million, respectively.

    At June 30, 2001, short-term and long-term amounts outstanding under all credit agreements with banks were $20.6 million and $8.3 million, respectively.

    The Company currently anticipates that its total capital expenditures for 2001 will be approximately $35.0 million, of which approximately $9.0 million represents investments in surface-mount technology automation. The balance of anticipated capital expenditures relates to manufacturing equipment and process improvements, as well as additions and upgrades to the Company's facilities, information technology infrastructure, and other administrative requirements consistent with the Company's growth plans. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, the Company's financial condition and general economic conditions.

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

    Recent Events.  As discussed above, much of the U.S. economy, and particularly the communications infrastructure industry, has experienced a rapid slowdown in its growth since 2000. It is not certain whether the economy or various sectors will experience negative growth. Several of our customers, including our largest customers, have cancelled or rescheduled significant orders, which has caused a substantial decline in our backlog.

    Management has initiated various cost containment measures to mitigate the negative effect of these trends, which resulted in a restructuring charge taken during the second quarter. We expect to realize cost savings through closures and consolidation of facilities and reductions in headcount. Management anticipates that the bulk of the cost savings will be realized by the fourth quarter of 2001. However, there can be no assurance that these measures will provide cost savings sufficient to fully offset or mitigate negative market and business trends.

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

    Debt.  We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR, 3.3% at June 30, 2001, plus a margin of 1.25 to 2.00% an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 1.25% to 2.00%. Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at June 30, 2001 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs or Norwegian Kroner, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates.

However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
						There- after		Fair Value
	2001	2002	2003	2004	2005		Total
	(Amounts in thousands except for percentages)
Credit Facilities:
Variable Rate (CHF 12,037)	$11,709	—	—	—	—	—	$11,709	$11,709
Average Interest Rate	4.9%						4.9%
Variable Rate (NOK 6,521)	$3,137	—	—	—	—	—	$3,137	$3,137
Average Interest Rate	8.7%						8.7%
Long-term Debt:
Fixed Rate (CHF 4,500)	$1,113	$835	—	—	—	—	$1,948	$1,948
Average Interest Rate	3.6%	4.4%					3.9%
Variable Rate (NOK 73,874)	$427	$427	$427	$427	$427	$5,781	$7,916	$7,916
Average Interest Rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%

    Foreign Currency. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 2001, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains certain statements which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "should," "expect," "anticipate," "believe," and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For a detailed description of such factors, see Risk Factors in the Company's Form 10-K for the year ended December 31, 2000.

PART II—OTHER INFORMATION

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 3, 2001, the Annual Meeting of Stockholders of Power-One, Inc. was held in Agoura Hills, California.

    An election of directors was held with the following individuals being reelected to the Company's Board of Directors.

Steven J. Goldman	(55,927,048 votes for and 14,613,673 votes withheld)
Jay Walters	(63,697,790 votes for and 6,842,931 votes withheld)

    Other matters voted upon and approved at the meeting, and the number of votes cast with respect to each matter were as follows:

    To approve the selection of Deloitte & Touche LLP as the Company's independent public accountants for the 2001 fiscal year (69,867,607 votes for, 248,739 votes against and 424,375 abstaining).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

      None.

    (b) REPORTS ON FORM 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001	POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President, Finance, and Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
PART I—FINANCIAL INFORMATION
ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS
POWER-ONE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES