Form 10-Q
period 2001-09-30
POWER ONE INC
filed 2001-11-14
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdication of incorporation or organization)	77-0420182 (IRS Employer Identification No.)
740 CALLE PLANO, CAMARILLO, CA (Address of principal executive offices)	93012 (zip code)

Registrant's telephone number, including area code (805) 987-8741

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 12, 2001 there were outstanding 78,849,711 shares of common stock, $.001 par value.

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,316	$137,113
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,379 at September 30, 2001; $2,573 at December 31, 2000	76,402	124,306
Other	3,951	7,736
Inventories	128,073	225,121
Refundable income taxes	13,180	—
Deferred income taxes	50,626	4,527
Prepaid expenses and other current assets	5,965	4,300

Total current assets	363,513	503,103

PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $43,402 at September 30, 2001; $33,144 at December 31, 2000	104,534	104,020
INTANGIBLE ASSETS, net	154,195	162,799
OTHER ASSETS	9,203	12,395

TOTAL ASSETS	$631,445	$782,317

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$16,037	$9,279
Current portion of long-term debt	2,613	2,630
Current portion of long-term capital leases	359	558
Bank overdraft	1,717	12,879
Accounts payable	19,751	71,721
Accrued payroll and related expenses	5,753	5,642
Restructuring reserve	12,182	—
Other accrued expenses	19,004	23,570

Total current liabilities	77,416	126,279

LONG-TERM DEBT, less current portion	7,687	9,131
LONG-TERM CAPITAL LEASES, less current portion	98	281
DEFERRED INCOME TAXES	10,826	12,319
OTHER LIABILITIES	580	579
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 78,840 and 78,498 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	79	78
Additional paid-in-capital	574,838	564,325
Accumulated other comprehensive loss	(4,343)	(2,188)
Retained earnings (deficit)	(35,736)	71,513

Total stockholders' equity	534,838	633,728

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$631,445	$782,317

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

NET SALES	$53,096	$150,391	$315,852	$341,242
COST OF GOODS SOLD	66,811	92,490	325,857	206,476

GROSS PROFIT (LOSS)	(13,715)	57,901	(10,005)	134,766

EXPENSES:
Selling, general and administrative	16,419	19,066	58,135	59,145
Engineering and quality assurance	9,543	8,980	30,558	26,602
Amortization of intangible assets	8,428	3,649	15,820	7,721
Restructuring costs	10,853	—	24,944	—
Impairment of fixed assets	3,276	—	14,349	—

Total expenses	48,519	31,695	143,806	93,468

INCOME (LOSS) FROM OPERATIONS	(62,234)	26,206	(153,811)	41,298

OTHER INCOME (EXPENSE)
Interest income	652	244	3,388	1,424
Interest expense	(758)	(2,755)	(2,113)	(4,375)
Other income (expense), net	(3,381)	334	(3,457)	(727)

Total other (expense)	(3,487)	(2,177)	(2,182)	(3,678)

INCOME (LOSS) BEFORE INCOME TAXES	(65,721)	24,029	(155,993)	37,620
PROVISION (BENEFIT) FOR INCOME TAXES	(22,446)	8,063	(48,744)	12,547

NET INCOME (LOSS)	$(43,275)	$15,966	$(107,249)	$25,073

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.55)	$0.22	$(1.36)	$0.34

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.55)	$0.20	$(1.36)	$0.33

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	78,825	73,623	78,692	73,070

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	78,825	78,271	78,692	76,830

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
NET INCOME (LOSS)	$(43,275)	$15,966	$(107,249)	$25,073
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	7,162	(7,464)	(2,155)	(5,002)

COMPREHENSIVE INCOME (LOSS)	$(36,113)	$8,502	$(109,404)	$20,071

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(107,249)	$25,073
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	28,827	16,625
Asset impairment	19,822	—
Tax benefit on exercise of stock incentive plans	7,569	2,229
Stock compensation	20	13,312
Net loss (gain) on disposal of property and equipment	172	(21)
Deferred income taxes	(47,218)	(1,401)
Changes in operating assets and liabilities:
Accounts receivable, net	51,134	(51,494)
Inventories	96,834	(82,558)
Refundable income tax	(13,180)	—
Prepaid expenses and other current assets	(1,652)	(2,307)
Accounts payable	(51,716)	25,859
Accrued expenses	(5,001)	21,236
Restructuring reserve	8,482	—
Other liabilities	6	8

Net cash used in operating activities	(13,150)	(33,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Powec, net of cash acquired (Note 4)	(6,335)	(72,545)
Telecommunications product line acquired from Eldec (Note 4)	—	(14,000)
Investment in IPD (Note 5)	—	(13,000)
Acquisition of property and equipment	(30,415)	(34,245)
Proceeds from sale of property and equipment	89	35
Other assets	2,383	(12,394)

Net cash used in investing activities	(34,278)	(146,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	15,383	148,996
Repayments of borrowings on bank credit facilities	(8,949)	(13,857)
Bank overdraft	(11,156)	3,519
Proceeds from borrowings on long-term debt	882	—
Repayments of long-term debt	(2,213)	(3,020)
Principal payments under capital lease obligations	(377)	(713)
Issuance of common stock-net	2,267	1,371
Proceeds from notes receivable from stockholders	—	109
Distributions to stockholders	—	(865)

Net cash provided by (used in) financing activities	(4,163)	135,540

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(206)	(143)
DECREASE IN CASH AND CASH EQUIVALENTS	(51,797)	(44,191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,113	63,769

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,316	$19,578

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for
Interest	$1,243	$3,252
Income taxes	$8,895	$10,988

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

    During the second quarter of 2001, the Company issued 28,154 shares of Company stock valued at $657,000 to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance.

    On May 16, 2000, the Company acquired Norwegian-based Powec AS and the minority interests of certain Powec subsidiaries (collectively referred to as "Powec") for approximately $72.0 million in cash, plus $2.5 million in acquisition costs, 428,070 shares of the Company's common stock, and the assumption of $12.0 million of Powec's debt. In connection with the acquisition, liabilities assumed were determined as follows:

Fair value of tangible assets acquired	$38,766
Fair value of goodwill and other identifiable intangible assets	83,645
Cash paid for Powec's capital stock	(74,452)
Fair value of stock issued for Powec's capital stock	(12,735)

Liabilities assumed	$35,224

    On May 16, 2000, the Company also acquired a telecommunications product line from Eldec Corporation, a subsidiary of Crane Co. ("Eldec"), for $14.0 million in cash (See Note 4). In connection with the acquisition, liabilities assumed were determined as follows:

Fair value of tangible assets acquired	$2,237
Fair value of goodwill and other identifiable intangible assets	12,208
Cash paid for product line	(14,000)

Liabilities assumed	$445

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

    The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K.

    The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine-month periods ended October 1, 2000 as September 30, 2000.

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

Recent Pronouncements:

    In June 2001, the FASB issued two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.

    SFAS No. 142 changes accounting for goodwill and certain intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and certain intangible assets, including goodwill recorded from past business combinations, will cease on December 31, 2001 upon adoption of this statement. On an annual basis, and when there is reason to believe that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. Amortization of goodwill and other intangible assets for the nine months ended September 30, 2001 and 2000 was $11.0 million and $7.7 million, respectively.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting issues surrounding the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, but retains its provisions for recognition and measurement of impairment of long-lived assets to be held and used, as well as measurement of long-lived assets that will be sold.

    The Company is required to adopt these standards effective for the 2002 fiscal year. The Company is currently assessing, but has not yet determined the impact that these statements will have on its financial statements.

NOTE 2—INVENTORIES

    Inventories consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Raw materials	$95,136	$189,131
Subassemblies-in-process	9,919	19,845
Finished goods	23,018	16,145

	$128,073	$225,121

    During the second quarter of 2001, the Company analyzed its inventory position and recorded a charge of $85.1 million to value its inventory at the lower of cost or market and to write off excess and obsolete inventory. During the third quarter of 2001, the Company recorded an additional charge of $25.2 million to write off excess and obsolete inventory. These charges are reflected in cost of goods sold for the three- and nine-months ended September 30, 2001.

NOTE 3—EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three- and nine-month periods ended September 30, 2001 and 2000 are calculated as follows (in thousands, except per share data):

	Three Months Ended
	September 30, 2001			September 30, 2000
	Net (Loss)	Average Shares	Per Share	Net Income	Average Shares	Per Share
Net income (loss)	$(43,275)			$15,966
Basic shares outstanding		78,825			73,623

Basic earnings (loss) per share	(43,275)	78,825	$(.55)	15,966	73,623	$.22

Dilutive securities					4,648

Diluted earnings (loss) per share	$(43,275)	78,825	$(.55)	$15,966	78,271	$.20

	Nine Months Ended
	September 30, 2001			September 30, 2000
	Net (Loss)	Average Shares	Per Share	Net Income	Average Shares	Per Share
Net income (loss)	$(107,249)			$25,073
Basic shares outstanding		78,692			73,070

Basic earnings (loss) per share	(107,249)	78,692	$(1.36)	25,073	73,070	$.34

Dilutive securities					3,760

Diluted earnings (loss) per share	$(107,249)	78,692	$(1.36)	$25,073	76,830	$.33

    The dilutive effect of options outstanding at September 30, 2001 was not included in the calculation of diluted loss per share for the three- and nine-month periods ended September 30, 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for both periods. The weighted average number of such options excluded from the diluted loss per share computation was approximately 1,974,000 and 2,487,000 for the three- and nine-month periods ended September 30, 2001, respectively.

    The Company had approximately 3,573,950 and 29,282 of potential anti-dilutive shares for the three-month periods ended September 30, 2001 and 2000, respectively, and 2,630,530 and 127,141 of potential anti-dilutive shares for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

    HCP provided for stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HCP common stock to the employees over specified vesting periods, ranging from three to 12 years. All stock bonus agreements contained accelerated vesting provisions upon a change in control of HCP. The unvested shares were granted and became vested at the time of the merger with the Company. 812,925 shares of the Company's common stock were issued to the employees of HCP in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was based on $16.38 per share, the fair value of the Company's common stock on February 29, 2000.

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

    The acquisitions of Powec and the telecommunications product line were accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and other identifiable intangible assets, and is being amortized over periods ranging from three to 15 years. The fair value of Powec's assets and liabilities, as well as the fair value of the assets and liabilities acquired from Eldec, have been included in the Company's balance sheet as of December 31, 2000. The consolidated statements of operations, comprehensive income (loss) and cash flows for the nine-months ended September 30, 2000, include five months of Powec's operations.

    The following unaudited pro forma financial information combines the consolidated results of operations as if the acquisitions of Powec and the telecommunications product line had occurred as of the beginning of the nine-month period presented. Pro forma adjustments include only the effects of events directly attributable to the transaction that are expected to have a continuing impact and that are factually supportable. The pro forma amounts contained in the table below include adjustments for amortization of intangibles, assumed interest expense, assumed decrease in interest earned and the related income tax effect of such adjustments. The pro forma amounts for the nine-month period ended September 30, 2000 exclude non-recurring items totaling $1.5 million, which consist of an inventory fair market value write-up of $2.0 million, net of related income tax benefit.

Pro forma:	Nine months ended September 30, 2000
(In thousands, except per share amounts)
Net sales	$366,912
Net income	$25,344
Basic earnings per common share	$.35
Diluted earnings per common share	$.33

NOTE 5—INTANGIBLE ASSETS

    Intangible assets primarily include cost in excess of net assets acquired in connection with management's acquisition of the Company in 1995, and the acquisitions of Melcher Holding AG ("Melcher") in 1998, of International Power Devices, Inc. ("IPD") in 1999 and of Powec in 2000, which have been allocated among certain intangible items determined by management to have value, such as the distribution network and product lines. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

    During the third quarter of 2001, the Company reviewed its technology investments in light of current market conditions. While some of the technology was promising, there could be no assurance that the investments made would be recovered in the future. The result was a $7.5 million write-off of technology investments, of which $4.8 million affected intangibles.

    During the second quarter of 2001, the Company paid $7.0 million in cash and stock to the sellers of Powec as earnout consideration pursuant to the terms of the acquisition agreement for 2000 operational performance. This additional consideration has been recorded as an addition to goodwill related to the Powec acquisition.

    Intangible assets consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Goodwill and trade name	$129,020	$122,291
Distribution network	5,207	5,207
Sales force	670	675
Product technology	27,447	27,516
Assembled workforce	1,609	1,614
License agreement	150	5,020
Other	23,695	23,812

	187,798	186,135
Less accumulated amortization	33,603	23,336

	$154,195	$162,799

NOTE 6—CREDIT FACILITY

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provided the Company with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facility bore interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR (2.6% at September 30, 2001) plus 1.25% to 2.25%, or the bank's base rate (6.0% at September 30, 2001) plus 0% to 1.00%. The Revolving Loan Agreement contained customary covenants including restrictions on additional borrowings, leases, capital expenditures and dividends. It also contained financial covenants relating to net worth, maximum leverage and minimum fixed charge coverage. The Company was restricted in making investments of more than $10 million, acquisitions of $30 million or more, or mergers or sales of substantially all of its assets without the banks' approval, and was required to use the proceeds of any public offering of its stock to pay off any indebtedness then outstanding under the Revolving Loan Agreement.

    Borrowings under this line of credit were collateralized by the capital stock of each of the Company's significant domestic subsidiaries and 65% of the capital stock of each of the Company's directly owned foreign subsidiaries. At September 30, 2001, amounts outstanding under the Revolving Loan Facility were $13.6 million at a weighted-average interest rate of 4.9%.

    The Company had been working closely with its banking group throughout the third quarter of 2001 to restructure its credit facility. As of September 30, 2001, the Company was in violation of certain debt covenants set forth in the Revolving Loan Facility agreement. Subsequent to September 30, 2001, the Company evaluated the new credit facility proposal and concluded that it was not cost effective. As such, the Company determined that it would not seek an amended credit facility. In connection with this decision, the Company will repay the current outstanding balance on the Revolving Loan Facility of approximately $13.6 million.

    As a result of the Melcher acquisition, the Company has various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $7.4 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR 2.3% plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At September 30, 2001, the total outstanding balance under Melcher's credit facilities was $2.2 million, all of which was current, at a weighted average interest rate of 3.9%.

    As a result of the Powec acquisition, the Company has credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.6 million. The largest of these is a $4.5 million facility with a Norwegian bank that bears interest of 9.1% at September 30, 2001. At September 30, 2001, amounts outstanding under all of Powec's credit facilities were $2.4 million at a weighted- average interest rate of 9.1%.

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

NOTE 8—RESTRUCTURING COSTS AND OTHER CHARGES

    During the third quarter of 2001, the Company expanded its restructuring plan and recorded a pre-tax charge of $10,853,000 in accordance with EITF 94-3. This charge is related to the streamlining of the Company's operations, and is comprised of the following (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Personnel terminations	$4,717	$10,691
Facilities closure	4,254	7,349
Obsolete equipment write-off	1,346	3,280
Contract termination costs	536	3,420
Other shutdown costs	0	204

Total	$10,853	$24,944

    The charge for personnel terminations is related to the downsizing of the Company's workforce, primarily manufacturing positions at the Company's Mexico and Dominican Republic facilities. Approximately 1,275 positions were specifically identified for elimination during the quarter ended September 30, 2001. On a year-to-date basis, approximately 4,650 positions have been identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. As of September 30, 2001 approximately 4,300 employees have been released, with the remaining positions expected to be eliminated during the fourth quarter of 2001. In connection with this, approximately $7,573,000 of severance benefits have been paid and applied against the accrual on a year-to-date basis. Since this only represents specific employee terminations identified as of September 30, 2001, further charges may be necessary in future periods if additional terminations are identified. The remaining severance and related benefits are expected to be paid in the fourth quarter of 2001.

    The charge for facilities closures is related to office space and facilities that will be vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2006. As of September 30, 2001, approximately $957,000 has been paid and applied against the accrual for facilities closures. The Company facilities being vacated are located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe. In connection with these closures, a charge of approximately $3,280,000 for obsolete equipment has been recorded on a year-to-date basis. As of September 30, 2001, $1,042,000 has been applied against the accrual for obsolete equipment.

    The provision for contract termination costs of $3,420,000 is primarily related to cancellation charges incurred to release the Company of certain purchase obligations to a significant supplier. Under the terms of the cancellation agreements, no future delivery of products or services will be made to the Company. Cash payments made in relation to this provision were $3,190,000 as of September 30, 2001.

    A summary of the restructuring costs and third quarter activity is as follows:

	Restructuring Liabilities at June 30, 2001	Additions to Reserve	Applications of Reserve	Restructuring Liabilities at September 30, 2001
Personnel terminations	$3,490	$4,717	$5,088	$3,119
Facilities closure	2,965	4,254	828	6,391
Obsolete equipment write-off	892	1,346	0	2,238
Contract termination costs	0	536	306	230
Other shutdown costs	204	0	0	204

Total	$7,551	$10,853	$6,222	$12,182

    During the third quarter of 2001, the Company reviewed its technology investments in light of current market conditions. The result was a $7.5 million write-off of technology investments, of which $2.7 million affects other income (expense).

NOTE 9—IMPAIRMENT OF FIXED ASSETS

    Since the fourth quarter of 2000, much of the U.S. economy and particularly the communications infrastructure industry have experienced a rapid slowdown in growth. Several of the Company's largest customers have cancelled and rescheduled significant orders, causing a substantial decline in backlog. The Company significantly increased production capacity in 2000 and early 2001 in anticipation of continued growth, and now has substantial excess production capacity.

    During the third quarter the Company performed an impairment review to determine whether any of the Company's assets were impaired due to further deterioration in market conditions since the impairment review conducted in the second quarter of 2001. The company identified certain manufacturing equipment for impairment testing, primarily located at the Company's manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. This analysis resulted in a pre-tax impairment charge of $3,276,000 in the third quarter of 2001. Year-to-date impairment charges have been $14,349,000.

NOTE 10—SUBSEQUENT EVENTS

    In October 2001, the Company disclosed that it expects to record a additional restructuring charge in the fourth quarter of approximately $3.0 million related to an expansion of its restructuring plan aimed at achieving additional cost reductions through further consolidation of its facilities and reductions in headcount.

    On October 5, 2001, the Company filed an S-8 with the SEC related to the implementation of a salary deferral plan. Under the terms of this plan, full-time salaried employees may elect to defer up to 50% of their salaries and receive a Company match, subject to various vesting and service-period requirements. All payments will be settled with Company stock in January 2003.

    In early November 2001, the Company determined that it would not seek an amended credit facility. In connection with this decision, the Company will repay the current outstanding balance on the Revolving Loan Facility of approximately $13.6 million and will terminate the Revolving Loan Agreement.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

    General.  In February 2000, the Company acquired HCP, in a stock-for-stock transaction in which the former shareholders of HCP received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HCP outstanding on the effective date of the merger. HCP is based in Costa Mesa, CA and is a leading supplier of power systems for telecommunications and Internet service providers and OEM equipment manufacturers. The acquisition of HCP was accounted for as a pooling of interests, and all prior periods have been restated to give retroactive effect to the acquisition of HCP. In May 2000, the Company further increased its presence in the telecommunications industry by acquiring Norwegian-based Powec AS and its subsidiaries, collectively referred to as Powec, for approximately $74.5 million cash including $2.5 million in acquisition costs; 428,070 shares of the Company's common stock; and assumption of $12.0 million of Powec's debt. Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. The acquisition of Powec was accounted for using the purchase method of accounting, and its results of operations have been included in the Company's consolidated results of operations since its date of acquisition. As such, all references to operating data for the nine months ended September 30, 2000 include only five months of operations for Powec.

    Unless otherwise identified, non-recurring items recorded during the nine months ended September 30, 2001 refer to a $110.3 million inventory write-down; a $24.9 million restructuring charge; a $14.3 million asset impairment charge; a $7.5 million write off of certain technology investments, of which $4.8 million was written off through amortization expense and $2.7 million was written off through other expense; and a $575 thousand charge to write off capitalized financing costs related to the Company's Revolving Loan Agreement.

    Non-recurring items recorded during the three months ended September 30, 2001 refer to a $25.2 million inventory write-down; a $10.9 million restructuring charge; a $3.3 million asset impairment charge; a $7.5 million charge to write off certain technology investments, of which $4.8 million was written off through amortization expense and $2.7 million was written off through other expense; and a $575 thousand charge to write off capitalized financing costs associated with the Company's Revolving Loan Agreement.

    There were no non-recurring items recorded during the three months ended September 30, 2000. Non-recurring items for the nine months ended September 30, 2000 consist of a $2.0 million inventory write-up associated with the acquisition of Powec, a $242 thousand write-off of capitalized bank fees, and approximately $15.9 million in costs associated with the acquisition of HCP, which consist primarily of $13.3 million of stock compensation.

    Net Sales.  Net sales decreased $25.4 million, or 7.4%, to $315.9 million for the nine months ended September 30, 2001 from $341.2 million for the nine months ended September 30, 2000. The decrease in net sales was attributable to weakness across all product lines. The main contributors to the decrease in net sales were weakened demand for the Company's board-mounted DC/DC converters ("bricks"), followed by embedded AC-DC power supplies. A significant portion of sales in this year's first nine months is primarily attributable to the relatively stronger demand for bricks and telecom systems during the first three months of 2001, which at that time continued to benefit from our strong order backlog.

    Net sales to OEMs in the first nine months of 2001 were $215.6 million, or 68.3% of net sales, compared to $259.9 million, or 76.2% of net sales, for the same period in 2000. Cisco Systems was the only customer to exceed 10% of net sales in the first nine months of 2001. Net sales through distributors were $62.0 million, or 19.6% of net sales, in the first nine months of 2001, compared with $57.8 million, or 16.9% of net sales, in the same period in 2000. Net sales to service providers in the first nine months of 2001 were $38.3 million, or 12.1% of net sales, compared with $23.5 million, or 6.9% of net sales, for the same period in 2000.

    Net sales for the three months ended September 30, 2001 decreased $97.3 million, or 64.7%, to $53.1 million compared with $150.4 million for the three months ended September 30, 2000. The decrease in net sales for the third quarter was attributable to decreases across all product lines. The main contributors to the decrease were high-density board-mounted DC/DC power converters, as well as embedded AC/DC power supplies. This decrease was caused by an unprecedented downturn in the telecommunications equipment industry. This downturn has been characterized by delayed network deployments and a significant inventory correction, which has resulted in significant order cancellations and reschedules into the latter part of 2001 and into 2002.

    Net sales to OEMs in the third quarter of 2001 were $37.7 million, or 71.1% of net sales, compared to $115.7 million, or 76.9% of net sales, for the same period in 2000. Nokia and Motorola were the only customers to exceed 10% of net sales in the three months ended September 30, 2001. Net sales through distributors were $6.1 million, or 11.4% of net sales, in the third quarter of 2001 compared with $24.0 million, or 16.0% of net sales, for the same period in 2000. Net sales to service providers during the third quarter were $9.3 million, or 17.5% of net sales, compared with $10.7 million, or 7.1% of net sales for the third quarter of 2000.

    Net sales by markets for the nine months ended September 30, 2001 and 2000 were as follows:

	Nine Months Ended September 30,
	2001	2000
Communications	67.0%	71.1%
Industrial	13.1%	9.0%
Transportation	6.3%	1.4%
ATE/Semiconductor test equipment	4.1%	11.8%
Medical	3.4%	2.1%
Other	6.1%	4.6%

Total	100.0%	100.0%

    The Company's combined 180-day backlog on September 30, 2001 was $49.4 million, a decrease of 80.6% compared to backlog of $255.0 million on December 31, 2000. The decrease in backlog was driven primarily by significant order cancellations and reschedules by many of our communications infrastructure customers.

    Gross Profit (Loss).  Gross profit decreased $144.8 million to a loss of $10.0 million for the nine months ended September 30, 2001 from gross profit of $134.8 million for the nine months ended September 30, 2000. As a percentage of net sales, gross profit decreased to a loss of 3.2% for the first nine months of 2001 from 39.5% for the same period in 2000. Gross profit (loss) for the nine month periods include a non-recurring inventory charge of $110.3 million taken in the second and third quarters of 2001 and purchase accounting adjustments due to the Powec acquisition in May 2000 of approximately $2.0 million, which impacted each period's gross profit margin. The inventory charge incurred in the first nine months of 2001 is primarily due to a $51.2 million charge related to a revaluation of inventory to reflect lower raw material costs, a $56.1 million charge for excess and obsolete inventory, and $3.0 million for costs associated with discontinued products. In addition, we incurred one-time expenses of $2.0 million related to a warranty claim and $1.8 million of other charges for the reorganization of the company's ongoing operations during the second quarter of 2001.

    Excluding these non-recurring adjustments, gross profit margin would have been approximately 31.8% for the first nine months of 2001 compared to 40.1% for the same period in 2000.

    Gross profit for the three months ended September 30, 2001 decreased $71.6 million to a loss of $13.7 million from a profit of $57.9 million for the same period in 2000. As a percentage of net sales, gross profit decreased to a loss of 25.8% for the third quarter of 2001 from a profit of 38.5% for the third quarter of 2000. The decrease in gross profit margin primarily resulted from the inventory charge described above, of which $25.2 was recorded during the third quarter, as well as a decrease in overhead absorption due to the rapid sales decline that occurred during the third quarter of 2001. Excluding non-recurring items, gross profit margin would have been 21.6% for the three months ended September 30, 2001 compared to 38.5% for the same period in 2000.

    Selling, General and Administrative Expense.  Selling, general and administrative expense decreased $1.0 million, or 1.7%, to $58.1 million for the nine months ended September 30, 2001 from $59.1 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expense increased to 18.4% for the first nine months of 2001 from 17.3% for the same period in 2000.

    Selling expense increased $1.3 million, or 4.9%, to $26.9 million for the nine months ended September 30, 2001 from $25.7 million in the same period in 2000. This increase was primarily due to higher employee costs as well as additional selling expense contributed by Powec.

    Administrative expense decreased $2.3 million, or 6.8%, to $31.2 million for the nine months ended September 30, 2001 from $33.5 million for the same period in 2000. This was primarily due to an $8.7 million non-recurring stock compensation charge related to HCP bonus agreements that vested on the date of acquisition, as well as $2.4 million of HCP acquisition costs, that were incurred during the nine months ended September 30, 2000. This was partially offset by higher employee costs and professional fees, as well as additional administrative expenses contributed by Powec.

    Excluding non-recurring items, selling, general and administrative expense increased $10.2 million, or 21.3%, to $58.1 million, or 18.4% of net sales for the nine months ended September 30, 2001 from $47.9 million, or 14.0% of net sales for the same period in 2000.

    Selling, general and administrative expense decreased $2.6 million, or 13.9%, to $16.4 million for the three months ended September 30, 2001 from $19.1 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expense increased to 30.9% for the third quarter of 2001 from 12.7% for the same period in 2000.

    Selling expense decreased $3.5 million, or 34.2%, to $6.8 million for the three months ended September 30, 2001 from $10.4 million for the same period in 2000. This decrease was primarily due to lower overall sales commissions.

    Administrative expense increased $900 thousand, or 10.3%, to $9.6 million for the three months ended September 30, 2001 from $8.7 million in the same period in 2000. This was primarily due to higher employee costs and professional fees.

    Engineering and Quality Assurance Expense.  Engineering and quality assurance expense increased $4.0 million, or 14.9% to $30.6 million for the nine months ended September 30, 2001 from $26.6 million for the nine months ended September 30, 2000. As a percentage of net sales, engineering and quality assurance expense increased to 9.7% for the first nine months of 2001 from 7.8% for the same period in 2000. The prior year included a $4.6 million non-recurring stock compensation charge related to HCP stock bonus agreements that vested on the date of acquisition.

    Excluding non-recurring items, engineering and quality assurance expense increased $8.6 million, or 39.5%, to $30.6 million, or 9.7% of net sales, for the nine months ended September 30, 2001 from $21.9 million, or 6.4% of net sales, for the nine months ended September 30, 2000. This increase is primarily due to significantly higher employee costs and product development expenditures due to expanded R&D efforts, as well as engineering and quality assurance expenses contributed by Powec.

    Engineering and quality assurance expense increased $600 thousand, or 6.3% to $9.5 million for the three months ended September 30, 2001 from $9.0 million for the same period in 2000. As a percentage of net sales, engineering and quality assurance expense increased to 18.0% for the third quarter of 2001 from 6.0% for the same period in 2000. This increase is primarily due to higher employee costs and product development expenditures due to expanded R&D efforts.

    Amortization of Intangibles.  Amortization of intangibles increased $8.1 million, or 104.9%, to $15.8 million for the nine months ended September 30, 2001 from $7.7 million for the same period in 2000. The increase in amortization expense was primarily attributable to a $4.8 million write-off of a technology license held by the Company, as well as nine months of amortization expense in 2001 related to intangibles recorded for the acquisition of Powec, versus five months of amortization expense in 2000. During the third quarter, the Company reviewed its technology investments in light of current market conditions. While some of the technology was promising, there could be no assurance that the investments made would be recovered in the future. The result was a non-recurring $7.5 million write-off of technology investments, of which $4.8 million affected intangibles. Excluding non-recurring items, amortization of intangibles increased $3.3 million, or 42.9%, to $11.0 million for the nine months ended September 30, 2001, from $7.7 million for the same period in 2000.

    Amortization of intangibles increased $4.8 million, or 131.0%, to $8.4 million for the three months ended September 30, 2001 from $3.6 million for the same period in 2000. As described above, this increase is primarily due to the $4.8 million write-off of a technology license held by the Company.

    Restructuring Charge.  During the second quarter, the Company launched an aggressive company-wide cost reduction program in an effort to reduce operating expenses while maintaining our focus on strategic objectives and long-term growth. This program was extended in the third quarter in an effort to further reduce expenses. In connection with this, the Company recorded $24.9 million in pre-tax restructuring charges during the nine months ended September 30, 2001, comprised of the following items:

  •
  $10.7 million in severance pay and related benefits for approximately 4,650 employees identified for termination, primarily located at the Company's manufacturing locations in Mexico and the Dominican Republic;

  •
  $7.3 million for costs to close and vacate facilities with no future economic benefit to the Company. The facilities are primarily located in California, Massachusetts, Texas, Mexico, Ireland, and Switzerland;

  •
  $3.3 million for the write-off of obsolete equipment located in those facilities identified for closure; and

  •
  $3.6 million in other exit costs, primarily related to contract termination charges and professional fees related directly to the restructuring.

    As of September 30, 2001, we have terminated approximately 4,300 employees and expect most of the remaining terminations to occur in the fourth quarter of 2001.

    The restructuring charges recorded during the third quarter of 2001 were as follows:

  •
  $4.7 million in severance pay and related benefits for approximately 1,275 employees identified for termination, primarily located at the Company's manufacturing locations in Mexico and the Dominican Republic;

  •
  $4.3 million for costs to close and vacate facilities with no future economic benefit to the Company;

  •
  $1.3 million for the write off of obsolete equipment located in those facilities identified for closure; and

  •
  $536 thousand in other exit costs, primarily related to contract termination charges.

    Asset Impairment.  Since the fourth quarter of 2000, much of the U.S. economy and particularly the communications infrastructure industry have experienced a rapid slowdown in growth. Several of the Company's largest customers have cancelled and rescheduled significant orders, causing a substantial decline in backlog. The Company had significantly increased production capacity in 2000 and early 2001 in anticipation of continued growth, and now has substantial excess production capacity.

    During the third quarter the Company performed an impairment review to determine whether any of the Company's assets were impaired due to further deterioration in market conditions since the impairment review conducted in the second quarter of 2001. The company identified certain manufacturing equipment for impairment testing, primarily located at the Company's manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. This analysis resulted in a pre-tax impairment charge of $3.3 million in the third quarter of 2001. Year-to-date impairment charges have been $14.3 million .

    Income (Loss) from Operations.  As a result of the items above, income (loss) from operations decreased $195.1 million to a loss of $153.8 million for the nine months ended September 30, 2001 from operating income of $41.3 million for the same period in 2000.

    Excluding non-recurring items, income from operations decreased $58.7 million to $584 thousand for the nine months ended September 30, 2001 from $59.3 million for the same period in 2000.

    Income (loss) from operations decreased $88.4 million to a loss of $62.2 million for the three months ended September 30, 2001 from operating income of $26.2 million for the same period in 2000.

    Excluding non-recurring items, loss from operations would have been $18.2 million in the third quarter of 2001 compared to a profit of $26.2 million in the third quarter of 2000.

    Interest Income (Expense), Net.  Net interest income increased $4.2 million to $1.3 million for the nine months ended September 30, 2001 from net interest expense of $3.0 million for the same period in 2000. Net interest expense for the three months ended September 30, 2001 decreased $2.4 million to $106 thousand from net interest expense of $2.5 million for the same period in 2000. The increase in interest income for the nine-month period ending September 30, 2001, as compared to the same period in 2000, is primarily due to interest earned on cash proceeds from the sale of our common stock in November 2000 which were invested in short-term, investment-grade, interest-bearing financial instruments. Net interest expense for the three and nine months ended September 30, 2000 was primarily related to borrowings from our revolving bank credit facility, part of which was used to finance the acquisition of Powec in May 2000, as well as for capital expenditures to increase our manufacturing capacity. The decrease in net interest expense for the three-month period ending September 30, 2001, as compared to the same period in 2000, is due to higher borrowing in 2000 related to the acquisition of Powec that was repaid with proceeds from the common stock offering in November 2000.

    Other Income (Expense), Net.  Net other expense increased $2.7 million to $3.5 million for the nine months ended September 30, 2001 from $727 thousand for the same period in 2000. For the three months ended September 30, 2001, net other expense increased $3.7 million to $3.4 million from net other income of $334 thousand for the same period in 2000. The increased net other expense for both the nine months and the three months ended September 30, 2001 is primarily attributable to a $2.7 million write-off of technology investments and the $575 thousand write-off of capitalized financing costs related to the Company's credit facility during the third quarter. During the third quarter, the Company reviewed its technology investments in light of current market conditions. While some of the technology was promising, there could be no assurance that the investments made would be recovered in the future. The result was a $7.5 million write-off of technology investments, of which $2.7 million affected other expense.

    Excluding non-recurring items, the Company recorded net other expense of $132 thousand for the nine-month period ending September 30, 2001, compared with net other expense of $485 thousand in the same period in 2000. This is primarily due to net gains and losses recorded on foreign currency transactions at the Company's international locations. Excluding non-recurring items, the Company recorded net other expense of $56 thousand in the third quarter, compared to net other income of $334 thousand in the third quarter of 2000. This is primarily due to net gains and losses recorded on foreign currency transactions at the Company's international locations.

    Provision (Benefit) for Income Taxes.  The benefit for income taxes was $48.7 million for the nine months ended September 30, 2001 compared to the provision for income taxes of $12.5 million for the same period in 2000. The income tax benefit for the first nine months of 2001 is primarily related to the non-recurring charges.

    The benefit for income taxes for the three months ended September 30, 2001 was $22.4 million compared to $8.1 million expense for the same period in 2000. Excluding non-recurring items, the effective tax rate would have been a tax benefit of approximately 26.5% for the third quarter of 2001 compared to 33.6% tax expense for the third quarter of 2000. The tax rate fluctuation is due the distribution of profit and losses among our various international locations which are taxed at different rates.

Liquidity and Capital Resources

    Our cash and cash equivalents balance decreased $51.8 million, or 37.8%, to $85.3 million at September 30, 2001 from $137.1 million at December 31, 2000. Our primary source of cash in the first nine months of 2001 consisted of cash earnings from operations of $8.0 million, and additional borrowings of $16.3 million. Cash earnings from operations is defined as net income (loss), excluding non-recurring, non-cash charges, plus depreciation and amortization, stock compensation, deferred income taxes and loss on disposal of property and equipment. The non-recurring, non-cash charges are related to the inventory write-down, restructuring charge, asset impairment charge, technology investment write-down and capitalized financing cost write-off. The primary uses of cash in the first nine months of 2001 consisted of $30.4 million for the acquisition of property and equipment, $6.3 million for the earnout paid to Powec's former stockholders, $22.3 million for the repayment of borrowings and $13.2 million for operating activities.

    Cash used in operating activities in the first nine months of 2001 was primarily attributable to cash earnings from operations of $8.0 million offset by $28.8 million used for working capital, both of which exclude non-recurring, non-cash items, and a $7.6 million tax benefit on exercise of stock options. The $28.8 million used for working capital was primarily due to decreases in accounts payable and accrued expenses of $56.7 million, increases in refundable income taxes and deferred tax assets of $13.2 million, and an increase in inventory of $13.5 million, offset by a $51.1 million decrease in accounts receivable.

    The $30.4 million to acquire property and equipment included approximately $13.1 million for other manufacturing equipment, $8.5 million to acquire surface-mount technology (SMT) equipment, $4.8 million for leasehold improvements, $3.3 million for IT infrastructure costs, and the balance for miscellaneous property, plant and capital equipment.

    On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provided the Company with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facility bore interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR (2.6% at

September 30, 2001) plus 1.25% to 2.25%, or the bank's base rate (6.0% at September 30, 2001) plus 0% to 1.00%. The Revolving Credit Agreement contained customary covenants including restrictions on additional borrowings, leases, capital expenditures and dividends. It also contained financial covenants relating to net worth, maximum leverage and minimum fixed charge coverage. The Company was restricted in making investments of more than $10 million, acquisitions of $30 million or more, or mergers or sales of substantially all of its assets without the banks' approval, and was required to use the proceeds of any public offering of its stock to pay off any indebtedness then outstanding under the Revolving Loan Agreement.

    Borrowings under this line of credit were collateralized by the capital stock of each of our domestic subsidiaries and 65% of the capital stock of each of our foreign subsidiaries. At September 30, 2001, amounts outstanding under this line of credit were $13.6 million at a weighted average interest rate of 4.9%.

    The Company had been working closely with its banking group throughout the third quarter of 2001 to restructure its credit facility. As of September 30, 2001, the Company was in violation of certain debt covenants set forth in the Revolving Loan Agreement. Subsequent to September 30, 2001, the Company determined that it would not seek an amended credit facility. In connection with this decision, the Company will repay the current outstanding balance on the Revolving Loan Facility of approximately $13.6 million.

    The Company decided to terminate the existing credit agreement because the proposals set forth by the banking group did not meet the Company's strategic objectives and were not deemed cost effective to the Company given its current strong cash position. The Company believes that its current business is structured such that it can remain cash flow neutral or positive throughout this industry downturn. The Company believes that it has sufficient securable assets to obtain favorable debt financing if the need for additional cash arises. The Company will work with various banks to establish a revolving line of credit in the future.

    As a result of the Melcher acquisition, we have various credit facilities with banks in Switzerland and Germany which can be drawn upon in the form of term loans. The aggregate credit limit for all such credit facilities is approximately $7.4 million. Melcher's credit facilities in Switzerland bear interest on amounts outstanding payable at various time intervals and market rates based on Swiss LIBOR (2.3% at September 30, 2001) plus a margin ranging from 1.25% to 2.00%. Some of Melcher's credit agreements require Melcher to maintain certain financial covenants and to provide certain financial reports to the lenders, none of which materially restricts Melcher. At September 30, 2001, the total outstanding balance under Melcher's credit facilities was $2.2 million, all of which was current, at a weighted average interest rate of 3.9%.

    As a result of the Powec acquisition, we have credit facilities with banks in various European and Asian countries, as well as Australia. The aggregate credit limit for all such credit facilities is approximately $5.6 million. The largest of these is a $4.5 million facility with a Norwegian bank that bears interest of 9.1% at September 30, 2001. At September 30, 2001, amounts outstanding under all of Powec's credit facilities were $2.4 million at a weighted average interest rate of 9.1%.

    In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.1 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 8.5% at September 30, 2001, and is payable in semiannual installments until its maturity date in July 2019. At September 30, 2001, the current and long-term amounts outstanding under this loan were $0.4 million and $7.7 million, respectively.

    At September 30, 2001, short-term, including current portion of long-term debt, and long-term amounts outstanding under all credit agreements with banks were $18.6 million and $7.7 million, respectively.

    The Company currently anticipates that its total capital expenditures for 2001 will be approximately $33.0 million, of which approximately $8.5 million represents investments in surface-mount technology automation. The balance of anticipated capital expenditures relates to manufacturing equipment and process improvements, as well as additions and upgrades to the Company's facilities, information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, the Company's financial condition and general economic conditions. As of September 30, 2001, remaining capital expenditures are primarily related to the Company's information technology infrastructure.

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

    Management has initiated various cost containment measures to mitigate the negative effect of these trends, which resulted in a restructuring charge taken during the second and third quarters. In addition, the Company expects to record a restructuring charge during the fourth quarter of approximately $3 million. We expect to realize cost savings through closures and consolidation of facilities and reductions in headcount. Management anticipates that the bulk of the cost savings will be realized by the fourth quarter of 2001. However, there can be no assurance that these measures will provide cost savings sufficient to fully offset or mitigate negative market and business trends.

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

    Debt.  We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR (2.3% at September 30, 2001) plus a margin of 1.25 to 2.00%. Swiss LIBOR is an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"). Our principal risk with respect to our long-term debt is to changes in these market rates.

    The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at September 30, 2001 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs or Norwegian Kroner, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates.

However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
						There- after		Fair Value
	2001	2002	2003	2004	2005		Total
	(Amounts in thousands except for percentages)
Credit Facilities:
Variable Rate (CHF 22,037)	$13,608	—	—	—	—	—	$13,608	$13,608
Average Interest Rate	4.9%	—	—	—	—	—	4.9%
Variable Rate (NOK 21,440)	$2,429	—	—	—	—	—	$2,429	$2,429
Average Interest Rate	9.1%						9.1%
Long-term Debt:
Fixed Rate (CHF 3,500)	$1,235	$927	—	—	—	—	$2,162	$2,162
Average Interest Rate	3.6%	4.4%					3.9%
Variable Rate (NOK 71,828)	$0	$451	$451	$451	$451	$6,334	$8,138	$8,138
Average Interest Rate	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%	8.5%

    Foreign Currency.  A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 2001, we had not entered into any significant foreign exchange contracts.

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

    None.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      None.

  (b)
  Reports on Form 8-K

      None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001	POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President, Finance, and Chief Financial Officer

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
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES