Form 10-K
period 2001-12-31
POWER ONE INC
filed 2002-03-29
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Commission File No. 0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0420182 (I.R.S. Employer Identification No.)
740 Calle Plano Camarillo, California (Address of principal executive offices)	93012 (Zip code)

Registrant's telephone number, including area code (805) 987-8741

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $381 million. As of March 15, 2002, 79,041,597 shares of the Registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to our 2002 annual meeting of stockholders are incorporated by reference into Part III.

        Unless the context indicates otherwise, all references herein to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "believe," "should," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. We caution that the matters set forth under "Risk Factors," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of power conversion products. We develop these products primarily for the communications infrastructure market, whose growth was fueled by the proliferation of Internet usage and the convergence of voice, data and video applications. Our products are used to convert and process electrical energy to the high levels of quality, reliability and precise levels of direct current required by the digital economy. With more than 2,500 products, we have one of the most comprehensive product lines in the power conversion industry, and are one of only a few companies that can power virtually every segment of a communications infrastructure network.

        Our products include:

  •
  AC/DC power supplies that power communications and networking equipment, as well as industrial, automatic/semiconductor test, transportation, medical and other electronic equipment;

  •
  DC/DC high-density converters that are used to control power on communications printed circuit boards; and

  •
  DC power systems that are used by communications and Internet service providers.

        We design our products primarily for the higher-end communications infrastructure market, rather than for use in personal computers, mobile phones or other consumer products.

        AC/DC power supplies convert alternating current from a primary power source, such as a wall outlet, into a precisely controlled direct current. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply. DC/DC power supplies modify an existing DC voltage level to other DC voltage levels to meet the power needs of various subsystems and components within electronic equipment. DC power systems are external systems used to power large communications infrastructure equipment.

        We design our power conversion products primarily to meet the needs of manufacturers of communications infrastructure equipment. For these manufacturers, a fluctuation of power measured in milliseconds can cause severe damage to sensitive systems, causing data loss, file corruption and significantly reduced productivity. We design our products to take low-quality power from the electrical grid and purify it to meet the higher quality demanded by digital communications networks, providing significantly greater protection against power disturbances, such as fluctuations and outages. In addition, our products' compact design is critical to our customers, who need to minimize the space allocated to power conversion products in order to maximize the space available for other components. We continually strive to stay ahead of the technology curve to develop innovative products that meet and exceed our customers needs.

        While approximately 54% of our sales were to our top 25 customers in 2001, we sell our products to over 10,000 customers worldwide. According to Micro-Tech Consultants, the total power conversion market is currently estimated to be $17.4 billion and is projected to grow to $21.3 billion by 2006. Our largest customer in 2001 was Cisco Systems, which accounted for 15.2% of our sales in 2001 and 25.3% of our sales in 2000. Approximately 83% of our 2001 sales to Cisco occurred during the first quarter. Our other communications infrastructure customers include Alcatel, Juniper Networks, Extreme Networks, Motorola, Lucent, Nokia, Nortel and Ericsson. Key customers in other industries include Agilent, Coherent Laser, Lockheed Martin, Siemens and Teradyne.

Industry Background

        The power conversion industry is highly fragmented and diverse. Sales of power conversion products are generally divided into two broad markets: those sold to third-party customers and those sold to other divisions within the manufacturer's own company. Per Micro-Tech Consultants, at the end of 2001 there were over 1,000 power conversion companies worldwide, including about 250 in North America, of which more than 50% had revenues of less than $10 million. We were one of only eight power conversion companies in the world that had sales to third parties greater than $360 million in 2001.

        The communications industry experienced rapid change in recent years through 2000 as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology have allowed communications service providers to offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion products also grew. In 2001, however, there was an unprecedented downturn in the communications infrastructure industry, which negatively affected our 2001 performance. This downturn has been characterized by delayed network deployments due to excess capacity by service providers and a significant inventory correction. However, longer term, we believe the following key trends will continue to drive demand for power conversion products:

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the advent of the Internet, wireless communications, broadband and other new technologies, recent years witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. This increase in data quantity required the construction of large-scale, sophisticated fiber optic and server-based networks. At the present time, however, many networks are overbuilt and we do not foresee significant bandwidth expansion for the next two years. Longer term, however, as the communications infrastructure industry needs to process greater amounts of data, it in turn demands continual increases in power. Industry sources project that the amount of power required by communications infrastructure equipment will grow significantly faster than the demand for power generated by traditional users of power.

        Increasing Demand for High Reliability Power.    The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause computers to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. To reduce these risks, power conversion products convert this low-quality power to power that is at least 1,000 times as reliable as that provided by the electric utility grid.

        Growing Use of Distributed Power Architecture.    Traditional power supply architecture uses a single, centralized power converter, which distributes the power through a cable to the various individual components dispersed throughout an entire system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer generation communications technologies being developed are requiring semiconductors that use lower voltages than previous generation technologies. The traditional architecture distributes power too inefficiently to accomplish these goals, because as power increases and voltage decreases, the cable thickness would have to be increased to an unacceptable size.

        To meet these demands, Distributed Power Architecture, or DPA, uses a front-end converter that converts AC voltage into an intermediate higher-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power. DC/DC converters are located throughout the system next to the devices that demand power. These converters reduce the voltage to the precise amount needed at the point it is to be used. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply can jeopardize the entire system, the failure of a single DC/DC converter in a DPA system only affects those few individual components that it serves. Finally, because there are many converters within the system, DPA allows for greater flexibility by permitting a part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

        Changing Customer Needs.    Manufacturers and service providers are facing greater competition to accelerate the time-to-market for their new products, and are increasingly expected to produce newer generations of products in a shorter period of time. As a result, they are more likely to purchase from suppliers who can offer a broad range of standardized power conversion products, rather than highly customized products that take more time to design and manufacture. Manufacturers of communications infrastructure equipment are also focusing more on their core competencies, and therefore increasingly outsourcing the manufacture of power conversion products to more efficient suppliers. Consequently, these customers are moving towards sourcing from the limited number of suppliers who can meet all of these needs.

Our Competitive Advantages

        We believe that we have key advantages that have helped us to establish a leading brand for our products. The factors which we believe contribute to this leading branding are as follows:

        Broad Product Line.    We offer over 2,500 products, in power ranges from one watt to a half-megawatt. Our smaller products are no larger than a matchbox, while our larger DC power systems could fill an entire room. With millions of potential current and voltage configurations, our broad product line offers our customers a one-stop shop opportunity, allowing them to purchase nearly all of their power conversion products from a single supplier. As a result, we are one of the few companies that can power virtually every segment of a communications infrastructure network.

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

Our Strategy: Powering the Communications Infrastructure

        Our primary objective is to become the worldwide leader in power conversion equipment for the global communications infrastructure equipment market. To achieve this objective, we plan to do the following:

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

        Cross-Sell Products on a Global Basis.    We have expanded the geographic reach of our business through a series of strategic acquisitions. We believe we have substantial opportunities to market products developed in one region to customers located in other regions. We intend to capitalize on our increased access to global markets by selling our complete product line to these customers who previously purchased only those products offered by the companies we have acquired.

        Continue to Acquire and Invest in Strategic Businesses and Technologies.    We plan to selectively acquire and invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion industry presents opportunities for further consolidation. In addition, we plan to invest aggressively in internal research and development initiatives to create next-generation power conversion products. For example, we continue to invest in advanced technologies for our DC/DC power converter products to enable significantly smaller power converters, higher efficiencies, and better performance in controlling power on communications-oriented printed circuit boards. We have earmarked a significant portion of our overall research and development budget to develop this technology.

        Develop Technologies to Enable Alternative Energy Solutions.    New energy technologies, such as fuel cell and microturbine power generators and flywheel energy storage systems, may offer advantages over the traditional sources that provide back-up power to the communications infrastructure equipment market. We believe that our power electronics expertise, broad product line and access to and understanding of the communications industry will help to commercialize on new energy technologies and will provide additional markets for our products.

Our Products

        The majority of our products are standard and modified standard products that are designed to accelerate customers' time to market, as well as reduce the cost of customers' new product introductions. Power supply products are generally classified as standard, modified standard and custom. Standard products refer to products that are standard to a particular manufacturer, as opposed to an industry standard. Modified standard products are a specific company's standard products modified to fit a particular customer application. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from scratch to meet the specifications of a unique customer application. Standard and modified standard products tend to have higher margins than custom products, which require significant tool and die costs and four- to six-month lead-times from conception through production. In addition, users of custom products frequently have high-volume production requirements and typically operate in more price-sensitive industries. We have also developed modular product architectures, which are meant to achieve the flexibility of a custom power supply without the long lead-times and significant tool and die costs.

        All of our products are designed to convert, regulate, purify or distribute electrical power for electronic equipment. Our products can be classified into three main groups: AC/DC power supplies, DC/DC converters and DC power systems. These categories can be distinguished based on their location, size, function within the system, primary applications and price range.

AC/DC power supplies

  •
  are typically embedded within the equipment;

  •
  range in size from 3" x 5" x 1" to 13" x 15" x 8";

  •
  convert AC voltage, from a primary power source such as a wall outlet, into DC voltage(s);

  •
  are used primarily in networking systems, large scale data processors and industrial equipment; and

  •
  sell for approximately $30 to $1,500 per unit, depending on the level of power they provide.

DC/DC converters

  •
  are embedded within the equipment, and are mounted directly on the printed circuit boards;

  •
  range in size from 1" x 2" x 1/2" to 4" x 6" x 1/2";

  •
  modify DC voltage into other levels of DC voltage(s) and are the cornerstone of DPA technology;

  •
  are used primarily to power communications infrastructure equipment, although their usage is expanding to other markets; and

  •
  sell for approximately $20 to $75 per unit.

DC power systems

  •
  are stand-alone units that are external to the equipment;

  •
  range in size from cabinet-sized racks to large-scale systems that can fill an entire room;

  •
  convert AC voltage into DC voltage and, together with an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance;

  •
  are used primarily to power large communications networks and cellular communications systems; and

  •
  sell for approximately $2,000 to $250,000 per unit, depending on kilowatt output.

Strategic Acquisitions and Restructuring

        We made four strategic acquisitions from August of 1998 through May of 2000. In each of these acquisitions, our objective was to achieve one or more of the following:

  •
  broaden our product line of power conversion products;

  •
  expand product offerings to focus on telecommunications customers;

  •
  expand our customer base to incorporate more high-growth technology leaders; or

  •
  expand our channels of distribution into new geographic markets.

        We anticipate that future acquisitions will also improve our access to low-cost materials and manufacturing environments.

        We have structured acquired companies as semi-autonomous business units where appropriate. This allows the division to be responsive to its respective market conditions while also benefiting from the synergies, access to capital and economies of scale associated with being part of a larger company. Some acquired companies and divisions have been or may be combined with other existing divisions.

        The following is a summary of the companies we have acquired since our initial public offering in October 1997:

        The Melcher Group (operated as our Compact Power Systems division).    In August 1998, we acquired the Melcher Group of companies, a leading supplier throughout Europe of DC/DC power supplies for harsh environments. The Melcher Group has manufacturing operations in three European locations and sales and engineering offices in seven European countries. We believe the Melcher acquisition has provided us with a number of benefits, including access to the $4.3 billion European communications infrastructure market and a broader product line to serve this market. Current Melcher customers include Nortel Networks, Alcatel, Televic NV and Siemens.

        International Power Devices (operated as part of our Advanced Power Solutions division).    In January 1999, we acquired International Power Devices, Inc., or IPD, a leading supplier of high-density DPA DC/DC power supplies distributed primarily in North America. As part of the acquisition, we also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China. We believe this acquisition has both provided us with a leading-edge technology position in the $3.5 billion market for DPA DC/DC products and laid the groundwork toward establishing a manufacturing presence in Asia. IPD sells over 1,000 models of high-density DC/DC products to leading communications infrastructure equipment manufacturers. Current customers include Cisco Systems, Nortel Networks, Samsung and Alcatel.

        HC Power (operated as part of our Energy Solutions division).    In February 2000, we acquired California-based HC Power, a leading supplier of DC power systems for telecommunications and Internet service providers, primarily targeting the $1.1 billion North American market for larger telecommunications installations. We believe the acquisition of HC Power has expanded our ability to sell power conversion products directly to telecommunications and Internet service providers, as a complement to our existing communications customer base. Current HC Power customers include Motorola, Teleglobe, Qwest Communications, Cingular Wireless and CEA Telecom.

        Powec AS (operated as part of our Energy Solutions division).    In May 2000, we acquired Norwegian-based Powec AS. Powec's DC power systems are primarily targeted at the $2.0 billion market for small and medium-sized communications installations in Europe and Asia. We believe that Powec's product line is complementary to that of HC Power, which sells similar products to larger installations. In addition, we believe that Powec's European and Asian sales channels for DC power systems add important geographic reach to our existing North American DC power systems sales channels. Current Powec customers include Nokia, Vodafone, and Ericsson.

        Certain structural changes were made to our organization during 2001 as part of a restructuring program. We now have three primary divisions: Advanced Power Solutions ("APS"); Compact Power Systems ("CPS"); and Energy Solutions ("ES"). APS consists of the original Power-One AC/DC business and the board-mounted DC/DC business obtained through our acquisiton of IPD in January 1999. CPS reflects our high-reliability DC/DC product lines obtained through our acquisition of Melcher in August 1998. ES represents the combination of our HC Power and Powec acquisitions in February and May of 2000, respectively.

Customers

        We sell our power conversion products to a diversified group of over 10,000 equipment manufacturers. Cisco Systems accounted for 15.2% of net sales in 2001, most of which occurred during the first quarter, and 25.3% of net sales in 2000. Cisco Systems was the only customer to account for more than 10% of our sales in either period.

        Our top 25 customers accounted for 54% of net sales in 2001 and 63% of net sales in 2000. Historically, our sales were diversified across many end markets. Our strategy over the last three years has been to increase our sales to the communications infrastructure equipment market. This strategy was implemented primarily due to the suitability of our products for this market and to take advantage of the higher level of growth then being experienced by the communications industry. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended December 31,
	2001	2000
Communications	72.6%	70.4%
Industrial	10.9%	9.4%
Transportation	4.1%	2.1%
ATE/Semiconductor test equipment	3.6%	10.0%
Medical	2.6%	2.1%
Other	6.2%	6.0%

Total	100.0%	100.0%

Sales and Marketing

        We market our products through a global sales force. Power-One has nine direct sales offices in Europe, ten in North America, two in Asia, and one in Australia. These direct sales offices are augmented by an extensive network of manufacturers' representatives and distributors. Additionally, we sell products in Asia through our joint venture in Shenzhen, China, as well as through distributors and a direct sales team focused on this region.

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

Research, Development and Engineering

        Worldwide we have approximately 300 employees in our research and development departments of which approximately 150 are engineers. We spent approximately $23.5 million in research and development during 2001, $19.2 million during 2000 and $10.8 million during 1999. We have three research centers in the United States, located in Andover, Massachusetts; Camarillo and Costa Mesa, California. In addition, we have research centers in Santo Domingo, Dominican Republic; Drammen, Norway; Uster, Switzerland; and Limerick, Ireland. Our strategy is to establish research centers in areas that are strategically located to serve our customers and in which we have strong access to technical talent. Additionally, we have engineering staff on site in each of our manufacturing facilities.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. By the end of 2001, we had an installed base of 19 SMT lines. However, due to the business slowdown in 2001 we have idled nine of our SMT lines and reassigned three SMT lines to support new product development. Our substantial investment in SMT significantly increased our production capacity, and we believe it also improved product quality.

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

        As their operations expand internationally, our customers increasingly require that their power products meet or exceed established international safety and quality standards. In response to this need, we design and manufacture our power conversion products in accordance with the certification requirements of many international agencies. These agencies include Underwriters Laboratories in the U.S.; the Canadian Standards Association in Canada; Technischer Überwachungs-Verein and Verband Deutscher Electrotechniker in Germany; the British Approval Board for Telecommunications in the United Kingdom; and International Electrotechnical Committee, a European standards organization.

        We manufacture and assemble our products primarily at our facilities in the Dominican Republic, Mexico, Norway, Ireland, Switzerland, Puerto Rico, China, Slovakia and California in the United States. All of our facilities are ISO 9000 certified or, in the case of the newest facilities, are in the process of receiving their certification. In our global manufacturing operations, we currently have approximately 700,000 square feet of manufacturing space.

        In addition to these facilities, we utilize low-cost contract manufacturing in several locations around the world. Although we currently manufacture most of our own products, we are shifting toward use of contract manufacturers to minimize costs and capital requirements where appropriate. While the decision to use contract manufactures will depend on a number of factors, including customer needs, we expect that the overall trend will continue toward the increased use of contract manufacturers in the future.

Suppliers

        We maintain a network of suppliers for components and other materials used in the manufacture of our power conversion products. We typically design products using components readily available from several sources and attempt to minimize our use of components that we can obtain through only one source. We procure components based upon our enterprise resource planning system and use a combination of forecasts, customer purchase orders and formal purchase agreements to create our materials requirements plan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        We occasionally use components or other materials for which a single supplier is the only source of supply. We seek to establish long-term relationships with suppliers. We have a number of volume purchase agreements, which typically have 12- to 18-month terms, with certain suppliers of key items. This practice enables us to maintain a more constant source for required supplies, reduce inventory expenses and produce substantial cost savings through volume purchase discounts.

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog has historically been a reliable indicator of future financial results; however, backlog may not be as reliable an indicator in the future as customers switch more orders to just-in-time deliveries. Since the beginning of 2001 our backlog has decreased substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Competition

        The power conversion industry is highly fragmented and characterized by intense competition. As of December 2001, there were estimated to be over 1,000 power conversion product manufacturers worldwide, including over 250 participating in North America, of which more than 50% of those in North America had annual revenues of less than $10 million. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products and competitive prices. Our competition includes companies located throughout the world, including Artesyn Technologies, Delta Electronics and divisions of Emerson Electric and Tyco International.

Intellectual Property Matters

        We regard certain equipment, processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our employees and other measures to protect our proprietary rights. We currently hold 39 patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold three U.S. registered trademarks with additional applications pending, and claim common law trademark rights to certain additional marks.

Employees

        At December 31, 2001, we employed 2,507 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	1,744
Engineering	293
General and administrative	231
Sales and marketing	164
Quality assurance	75

Total	2,507

        We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees is represented by a union.

RISK FACTORS

Growth in the communications infrastructure industry has recently slowed, which coupled with significant general economic turmoil and uncertainty has caused a reduction in demand for our products; if these trends continue, our operating results may continue to be materially adversely affected.

        Our sales to the communications infrastructure industry increased from 25% of our total sales in 1998 to 73% for the year ended December 31, 2001. The downturn in the industry in 2001, as well as overall uncertainties in the world economy, has caused some of our customers, including our largest customers, to cancel or reschedule orders for our products. As a result of rescheduling and the reduction in bookings, our sales for 2002 are currently anticipated to be lower than in 2001. A continuation of this slowdown may have the effect of further reducing our future revenue below our current projections. Growth in recent years in the communications industry was being driven primarily by the expansion of Internet, broadband and wireless networks. During 2001 these industries suffered a significant downturn. Our future revenue growth depends in large part on the resumed growth of these services as widely used media for commerce and communication. If the communications infrastructure industry does not resume its growth, it could have a material adverse effect on our operating results.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

        We do not obtain long-term purchase orders or commitments from our customers and customers may generally cancel, reduce or postpone orders without penalty. Cancellations, reductions and delays in orders since the beginning of 2001 have substantially reduced, and could continue to reduce, our backlog. Such cancellations, reductions or delays could continue to adversely affect our net sales, gross profit and operating results, especially if we are unable to replace such orders. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand rather than on firm customer orders. Because a substantial portion of our quarterly net sales is made in the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders or sales or if sales fail to meet our expectations, may adversely impact our operating results.

        Fluctuations in customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results. High-volume orders, especially orders which require modification of our standard products, if cancelled, may substantially increase the risk of inventory obsolescence and write-offs due to excess capacity.

The implementation of recent cost containment initiatives by management has resulted in substantial one-time costs that may not be balanced by the benefits of those initiatives.

        Since the end of 2000, the communications infrastructure industry has experienced a rapid slowdown, resulting in cancellations and rescheduling of orders by many of our largest customers. This trend caused our backlog to decrease significantly in 2001. With excess production capacity and a decline in orders, management initiated various cost containment measures to mitigate the negative effect of these trends. While these initiatives were intended ultimately to reduce costs in an effort to offset slackening demand, their implementation resulted in substantial one-time costs that may not be offset by future cost reductions.

We rely on a few major customers for a material portion of our business and the loss of any of those customers could reduce our net income and operating results.

        A few customers account for a material portion of our net sales each year. Cisco Systems represented 15.2% of our net sales during 2001 and 25.3% during 2000. Approximately 83% of 2001 sales to Cisco Systems occurred during the first quarter. For 2001 and 2000, our top 10 customers accounted for approximately 45% and 42% of our net sales, respectively. If we lose any of these customers or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

Failure to anticipate trends in the type of power conversion products our customers will demand may adversely affect our business.

        Because we have many customers in the communications industry, the factors and economic trends that affect these companies also affect our business. The communications industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services have contributed to the growth of the communications industry. Because these technological advances have required significantly greater and more reliable power, the demand for newer generation power conversion products has also grown. To respond to the needs of our customers in the communications industry, we must continuously develop new and more advanced products at lower prices. We are making significant investments in next generation technologies related to our DC/DC business, but there can be no assurance that the technology will be successful. Our inability to properly assess developments in the communications industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs for investments we're making in new technologies.

We have significant excess inventory, and our inability to use this inventory may have a material adverse effect on our operating results.

        As a result of aggressive purchasing and the commitment of the Company during late 2000 and into early 2001 in certain circumstances to long-term, high volume, non-cancelable purchase arrangements in anticipation of then-expected continued growth and component shortages, we now currently have excess inventory for certain components. We have written down inventory in amounts deemed appropriate given current forecasts and expectations. However, our customers have experienced similar inventory increases for their respective products and components. As such, there is a further risk of inventory obsolescence for selected components held in our inventory. We have been pursuing efforts to cancel, reschedule, and resell excess inventory. Our success in these efforts is dependent primarily on contractual terms, the quality of our relationships with selected suppliers, and overall absorption of certain components by the electronics/communications industry as a whole. Our inability to reduce and/or consume current inventory may have a material adverse effect on our operating results.

We currently have excess manufacturing capacity, and face increasing pressure from competitors using lower cost manufacturing alternatives. Our inability to lower manufacturing costs may have a material adverse effect on our operating results.

        In response to and in anticipation of our growth in 1999 and 2000, we made significant investments in manufacturing facilities and capital equipment. The economic slowdown and business declines experienced in 2001 compelled us to close and consolidate several of our manufacturing facilities. Recent changes in manufacturing cost structures, including increased availability of lower-cost third party contract manufacturers, coupled with pricing pressures as noted in the preceding paragraph, and the closures and reductions of company-owned manufacturing facilities, have resulted in relocation of production to alternate company and/or third party manufacturing locations. We expect to continue to migrate manufacturing toward third party manufacturers. We may encounter difficulties transitioning manufacturing locations. Problems associated with such transitions may result in delays of shipments to customers, cancellations of delayed shipments, diversion of management attention, increases in inventory levels due to inability to consume inventory as planned, increases in quality issues, increases in warranty returns, and an inability to achieve anticipated manufacturing cost reductions. Any of the foregoing could have a material adverse effect on our business and results of operations.

Price erosion may have a material adverse effect on our margins and profitability.

        The power supply manufacturing industry is generally characterized by intense competition. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, stability and reputation of the provider, technical knowledge, flexibility and readily available products. We believe that price becomes a more important competitive factor when competition increases, when an economic downturn occurs or when we negotiate high volume orders. We have seen an increase in pricing pressure from some of our key customers during 2001 and have factored additional price erosion into our forecast for 2002. Downward pressure resulting from recent economic trends could have a material adverse effect on our operating results.

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

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights which are alleged to cover our products. Such claims have resulted in litigation in the past, and may result in litigation in the future. If we do not prevail in any such litigation, our business may be adversely affected.

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

        We intend to continue to pursue acquisitions of businesses, products and technologies, or enter into joint venture arrangements, that could complement or expand our business. The negotiation of potential acquisitions or joint ventures as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future acquisitions by us could result in the following consequences:

  •
  dilutive issuances of equity securities;

  •
  incurrence of debt and contingent liabilities;

  •
  impairment of goodwill and other intangibles;

  •
  research and development write-offs; and

  •
  other acquisition-related expenses.

        We may also encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipate when entering into these transactions. In addition, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. Any of the foregoing could have a material adverse effect on our business and results of operations.

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

        Many of our operations are located outside of the United States and consequently are vulnerable to:

  •
  imposition of tariffs, quotas, taxes and other market barriers;

  •
  restrictions on the export or import of technology;

  •
  greater difficulty in accounts receivable collection and longer collection periods;

  •
  inconsistent regulations and unexpected changes in legislation or regulatory requirements;

  •
  political and economic instability;

  •
  work stoppages and difficulties in staffing and managing international operations; and

  •
  fluctuations in the value of the U.S. dollar relative to foreign currencies.

        Historically, we have not hedged against any currency exchange rate risks. The occurrence of any of these factors may adversely affect our operating results.

Any failure to protect our intellectual property could have a material adverse effect on our business; costs associated with enforcing our rights could adversely affect our results.

        We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as, or better than, ours. Additionally, the laws of some foreign countries do not protect our proprietary rights as much as U.S. laws do. We currently own patents and may apply for additional patents, but the U.S. Patent and Trademark Office may reject some or all of our patent applications. The patents that the U.S. government issues to us may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop. Furthermore, our competitors may challenge or circumvent our patents, and some of our patents may be invalidated. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on operating results.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations.

        The market price of our common stock has experienced significant fluctuations and may continue to fluctuate significantly. The market price of our common stock may be significantly affected by a variety of factors, including:

  •
  statements or changes in opinions, ratings or earnings estimates or buy/sell recommendations made by brokerage firms or industry analysts relating to the market in which we do business or relating to us specifically;

  •
  the announcement of new products or product enhancements by us, our competitors or our customers;

  •
  technological innovations by us or our competitors;

  •
  quarterly variations in our results of operations, which are tied to industries which we serve; and

  •
  the operating and stock price performance of comparable companies.

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

        Certain provisions of our Certificate of Incorporation could make it difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. We have a staggered Board of Directors, which means that our stockholders can only elect approximately one third of the board at each annual meeting of stockholders. Stockholders must inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. Our Certificate of Incorporation also requires approval of 75% of our voting stock to amend certain provisions. Our Board of Directors can issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, we have a stockholder rights plan that allows our stockholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our Board of Directors. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 2—PROPERTIES

        The table below lists our principal manufacturing and research and development (R&D) facilities.

Location	Approximate Size (square feet)	Employees	Primary Activity
Santo Domingo, Dominican Republic	160,900	864	Manufacturing and Assembly, Warehousing
Orange County, California	156,500	168	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales
San Luis, Mexico	121,000	534	Administration, Manufacturing and Assembly, Warehousing
Drammen, Norway	108,000	159	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales
Camarillo, California	98,000	180	Administration, R&D, Small-Volume Manufacturing, Warehousing, Marketing and Sales
Boston and Andover, Massachusetts	123,000	81	Administration, R&D, Warehousing, Marketing and Sales
Uster, Switzerland	53,000	117	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales
Isabela, Puerto Rico	46,000	28	Administration, Sub-Assembly
Dubnica Nad Vahom, Slovakia	36,000	231	Manufacturing and Assembly
Limerick, Ireland	35,000	34	R&D, Small-Volume Manufacturing
Shenzen, China	11,000	11	Manufacturing and Assembly, Warehousing, Marketing and Sales

        We believe that these facilities are more than adequate for our current and anticipated near term operating needs. We own our facilities in Mexico, Boston, Slovakia, Norway and one 29,000 square foot facility in Uster, Switzerland included in the facilities listed above. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2011 in North America and 2009 in Europe. We believe that we will be able to renew these leases on similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3—LEGAL PROCEEDINGS

        The Company is involved in certain claims and legal proceedings, including one patent dispute, that arise in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint was filed on February 5, 2001, and service of the Summons and Complaint was made upon Power-One March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The

Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of potential recoverable damages. Further proceedings are pending.

        As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisitions of Melcher AG and International Power Devices, Inc. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in escrow.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Steven J. Goldman	44	Chief Executive Officer and Chairman of the Board
William T. Yeates	41	President and Chief Operating Officer
Eddie K. Schnopp	43	Senior Vice President—Finance and Chief Financial Officer
Dennis R. Roark	55	Executive Vice President and Chief Technology Officer
Randall H. Holliday	52	Secretary and General Counsel
Brad W. Godfrey	42	Senior Vice President—Global Operations
David J. Hage	55	President—Advanced Power Solutions division

(1)
As of March 31, 2002

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

        Brad W. Godfrey.    Mr. Godfrey joined Power-One in 1988. During his tenure with Power-One, he has held a variety of positions, including management of our Puerto Rican subsidiary. In 1997, Mr. Godfrey became Senior Vice President, Manufacturing. Effective in 2001, Mr. Godfrey was appointed Senior Vice President of Global Operations. Mr. Godfrey attended British Columbia Institute of Technology.

        David J. Hage.    Mr. Hage was appointed Vice President of Sales and Marketing when he joined us in 1993. He was appointed Senior Vice President, Sales and Marketing in February 1999. In December 1999, he was appointed President of our Advanced Power Solutions Division. Before joining us, Mr. Hage was the Executive Vice President of Power Convertibles Corporation, a subsidiary of Burr/Brown, Inc. His previous experience includes Marketing Manager of International Electric Utility, Field Systems Support Manager at Honeywell, and Director of Marketing Systems and Director of Marketing Planning at SGS-Thomson Semiconductors. Mr. Hage received his B.S. degree in Electrical Engineering from Northern Arizona University and his M.B.A. degree from Arizona State University.

        Our officers serve at the discretion of the Board.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported by NASDAQ since January 1, 2000.

	Year Ended December 31,
	2001		2000
	High	Low	High	Low
First Quarter	49.80	14.49	22.92	11.17
Second Quarter	26.80	12.25	58.19	19.75
Third Quarter	16.59	5.57	87.02	53.06
Fourth Quarter	12.30	5.77	87.38	34.88

        The number of holders of record of our Common Stock as of March 15, 2002 was 252.

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide you with selected consolidated historical financial and operating data. We have prepared this information using audited financial statements for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997. When you read this selected historical consolidated financial and operating data, it is important that you read along with it the section titled "Management's Discussion and Analysis of Financial Condition and Operating Results" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Fiscal Year Ended December 31,(1)
	2001(6)	2000(4)(5)	1999(3)	1998(2)	1997
	(In thousands, except share and per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$363,727	$510,955	$237,157	$119,451	$109,221
Cost of goods sold	357,930	311,945	142,818	74,954	66,344

Gross profit	5,797	199,010	94,339	44,497	42,877
Selling, general and administrative expense	72,617	80,464	43,210	22,951	17,532
Engineering and quality assurance expense	39,077	36,603	21,508	10,682	8,540
Amortization of intangibles	19,079	11,363	6,212	2,625	2,029
Restructuring charge	25,074	—	—	—	—
Asset impairment	33,772	—	—	—	—
In-process research and development	—	—	3,300	—	—

Total expense	189,619	128,430	74,230	36,258	28,101

Income (loss) from operations	(183,822)	70,580	20,109	8,239	14,776
Interest income	3,817	3,304	807	1,397	365
Interest expense	(2,497)	(6,446)	(3,211)	(898)	(3,297)
Other income (expense), net	(4,350)	(1,052)	307	(632)	(26)

Income (loss) before provision (benefit) for income taxes	(186,852)	66,386	18,012	8,106	11,818
Provision (benefit) for income taxes(6)	(949)	22,495	6,458	2,310	3,535

Net income (loss)	(185,903)	43,891	11,554	5,796	8,283
Preferred stock accretion and dividends	—	—	—	—	1,514

Net income (loss) attributable to common stockholders	$(185,903)	$43,891	$11,554	$5,796	$6,769

Basic earnings (loss) per common share	$(2.36)	$.59	$.19	$.10	$.17
Basic weighted average shares outstanding	78,759	73,957	60,597	56,613	40,344
Diluted earnings (loss) per common share	$(2.36)	$.56	$.18	$.10	$.16
Diluted weighted average shares outstanding	78,759	77,871	62,469	57,363	41,163
SELECTED OPERATING DATA:
Gross profit margin	1.6%	38.9%	39.8%	37.3%	39.3%
EBITDA(7)	$23,172	$112,761	$39,300	$17,771	$19,377
EBITDA margin	6.4%	22.1%	16.6%	14.9%	17.7%
Depreciation and amortization	$36,500	$24,190	$14,626	$6,605	$4,312
Capital expenditures	$30,539	$52,165	$27,856	$11,768	$5,492
Backlog(8)	$40,267	$255,010	$66,938	$29,095	$38,932
Cash flows provided by (used in):
Operating activities	$(697)	$(78,285)	(1,493)	23,751	8,439
Investing activities	$(37,008)	$(164,126)	(57,730)	(53,155)	(5,556)
Financing activities	$(19,440)	$315,457	112,443	7,632	27,527

	At December 31,(1)
	2001	2000(4)(5)	1999(3)	1998(2)	1997
BALANCE SHEET DATA:
Working capital	$216,521	$376,824	$126,280	$35,604	$66,266
Total assets	520,235	782,317	295,104	160,170	120,334
Total long-term debt(9)	9,191	12,600	9,120	10,904	415
Total debt(10)	10,586	21,879	16,699	26,084	2,342
Total stockholders' equity	450,203	633,728	237,231	112,361	104,296

(1)
Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we have described year-ends presented as if the year ended on December 31. As such, the years ended December 31, 2001, 2000, 1998 and 1997 represent 52-week years and the year ended December 31, 1999 represents a 53-week year.

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
(6)
The year ended December 31, 2001 includes pre-tax non-recurring items which consist of the following: restructuring charge of $25.1 million, asset impairment charge of $33.8 million, inventory charge of $110.3 million, technology write-off of $7.5 million, write-off of capitalized bank fees of $1.1 million, a $58.8 million deferred tax valuation allowance and $1.3 million in stock compensation charges primarily related to the employer match of our 2001 Deferred Compensation Plan.
(7)
EBITDA, which we calculate as income (loss) from operations before depreciation, amortization, stock compensation charges and non-recurring items (see footnotes 2 through 6 above), is a supplemental financial measurement used by us in the evaluation of our business and by many analysts in our industry. Stock compensation charges were $1.3 million, $13.3 million, $513 thousand, $27 thousand and $289 thousand for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. However, EBITDA should only be read in conjunction with all of our financial data summarized above and our financial statements prepared in accordance with generally accepted accounting principles and incorporated herein by reference. EBITDA should not be construed as an alternative either to income (loss) from operations as an indicator of our operating performance or to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles, and may be calculated in a manner different from other companies.
(8)
Consists of purchase orders on-hand having delivery dates scheduled within the following six months.
(9)
Includes current and long-term portions of long-term debt and capital leases.
(10)
Includes items in footnote (9) and short-term debt.

ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Certain statements contained in this Management's Discussion and Analysis (MD&A), including, without limitation, statements containing the words "may," "will," "should," "anticipate," "believe," and similar expressions constitute "forward-looking statements." Persons reading this MD&A should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections and elsewhere in this filing. The following discussion should be read in conjunction with our financial statements and the related notes.

Overview

        We are a leading designer and manufacturer of more than 2,500 high-quality brand name power supplies. We sell our products both to original equipment manufacturers ("OEMs"), distributors and service providers who value quality, reliability, technology and service. We have more than 10,000 customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

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

        In August 1998, we increased our international presence and our product offerings by acquiring Melcher for $53 million, including debt assumed. In January 1999, we further broadened our DC/DC product offerings by acquiring International Power Devices, Inc. ("IPD") for $32 million, including certain capitalized lease obligations and other indebtedness of IPD. We paid additional earnout consideration of $13 million to the former owners of IPD in the second quarter of 2000. In February 2000, we acquired HC Power for 6,363,621 shares of our common stock, and in May 2000 we acquired Powec for $74.5 million in cash, including $2.5 million of transaction costs, and 428,070 shares of our common stock. In the second quarter of 2001, we paid $7.0 million in cash and stock as additional consideration to the former shareholders of Powec for achieving 2000 operating performance targets. We expect to pay approximately $100 thousand to certain former shareholders of Powec during the second quarter of 2002 for 2001 operating performance. We may pay an additional $3.3 million in total earnout to certain stockholders of Powec and its subsidiaries in various installments through 2004 if certain operating goals are achieved in 2002 and 2003.

        All references herein to us and to operating data for 1998 include four months of Melcher's operations. For 1999, financial results are consolidated to include both Melcher and, for 11 months, IPD. The year ended December 31, 2000 includes eight months of Powec's operations. All periods have been restated to give retroactive effect to the acquisition of HC Power, which was accounted for as a pooling of interests.

        As part of our restructuring program, certain structural changes were made to our organization during 2001. We now have three primary divisions: Advanced Power Solutions ("APS"); Compact Power Systems ("CPS"); and Energy Solutions ("ES"). APS consists of the original Power-One AC/DC business and the board-mounted DC/DC business obtained through our acquisiton of IPD in January 1999. CPS reflects our high-reliability DC/DC product lines obtained through our acquisition of Melcher in August 1998. ES represents the combination of our HC Power and Powec acquisitions.

Critical Accounting Policies

        Application of our accounting policies require management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgement and estimates.

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts Reserve is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method, or average costing method) or market. Slow moving and obsolete inventory are written down quarterly. To establish the reserve, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are extended at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items. The engineering and purchasing groups identify items that have alternative uses in new or existing products. These items are excluded from the analysis. The total amount of slow-moving and obsolete inventory is then fully reserved. Additionally, non-cancelable open purchase orders for parts we are contracted to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price have also been established.

        Impairment of Long-Lived Assets—We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        Restructuring Costs—We record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs relate to the downsizing of the our operations and primarily consist of specific charges that we have and will incur with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties, and other shutdown costs.

        Deferred Tax Asset Valuation Allowance—We record a deferred tax asset in jurisdictions where we generates a loss for income tax purposes. Due to volatility in the industry within which the we operate, we may record a valuation allowance against these deferred tax assets in accordance with SFAS 109,

"Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

        Revenue Recognition—We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns, discounts and warranty costs. We provide for estimated warranty costs based on historical warranty repair experience and current sales volume. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which provides additional guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. We have adopted the provisions of SAB 101 and believe that the impact of adoption on our revenue recognition policy is not material.

        New Pronouncements—In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, we will adopt SFAS 142 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position. However, we expect that a substantial amount of our intangible assets will no longer be amortized. During 2001 we recorded approximately $19.1 million in amortization expense, of which $4.8 million related to the write-off of a technology license. With the adoption of SFAS 142, we expect amortization of intangibles expense will be in the range of $6 million to $7 million in 2002.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We plan to adopt SFAS 144 effective January 1, 2002 and do not expect that the adoption will have a material impact on our consolidated results of operations and financial position.

Results of Operations

        The years ended December 31, 2001 and 2000 represent 52-week years and the year ended December 31, 1999 represents a 53-week year. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	98.4	61.1	60.2

Gross profit	1.6	38.9	39.8
Selling, general and administrative expense	20.0	15.7	18.2
Engineering and quality assurance expense	10.8	7.2	9.1
Amortization of intangibles	5.2	2.2	2.6
Restructuring costs	6.9	—	—
Asset impairment	9.3	—	—
In-process research and development	—	—	1.4

Income (loss) from operations	(50.6)	13.8	8.5
Interest income	1.1	.7	.3
Interest expense	(0.7)	(1.3)	(1.3)
Other income (expense), net	(1.2)	(.2)	.1

Income (loss) before provision (benefit) for income taxes	(51.4)	13.0	7.6
Provision (benefit) for income taxes	(0.3)	4.4	2.7

Net income (loss)	(51.1)%	8.6%	4.9%

Comparison of Fiscal Year Ended December 31, 2001 with Fiscal Year Ended December 31, 2000

        Net Sales.    Net sales decreased $147.2 million, or 28.8%, to $363.7 million for 2001 from $511.0 million in 2000. The decrease in net sales was attributable to significantly weaker demand across all product lines, particularly those related to the telecom sector. Fiscal year 2001 was characterized by an unprecedented downturn in the communications infrastructure marketplace. The primary factors which caused the rapid decline in the communications industry were sharply reduced capital equipment spending by both service providers and original equipment manufacturers; excess network capacity and decreased access to capital by telecom service providers; excess inventories of finished goods and components by original equipment manufacturers; and a significant slowdown in the dot.com industry. The main contributors to the decrease in net sales were weakened demand for our board-mounted DC/DC converters ("bricks"), embedded AC/DC power supplies and telecom power systems. A significant portion of this year's sales is attributable to the relatively stronger demand for bricks and telecom systems during the first three months of 2001, which at that time continued to benefit from our strong order backlog. Our net sales during the first quarter of 2001 were $169.9 million, or 46.7% of total sales for the year.

        Net sales to OEMs were $250.2 million, or 68.8% of net sales, compared to $388.1 million, or 76.0% of net sales in 2000. Sales to Cisco Systems were 15.2% of net sales in 2001. Approximately 83% of sales to Cisco Systems occurred during the first quarter of 2001. Cisco Systems was the only customer to exceed 10% of net sales in 2001 and 2000. Net sales through distributors were $68.6 million, or 18.9% of net sales in 2001, compared with $81.7 million, or 16.0% of net sales, in 2000. Net sales to service providers were $44.9 million, or 12.3% of net sales in 2001, compared with $41.1 million, or 8.0% of net sales, in 2000.

        Net sales by markets for the years ended December 31, 2001 and 2000 were as follows:

	Year Ended December 31,
	2001	2000
Communications	72.6%	70.4%
Industrial	10.9%	9.4%
Transportation	4.1%	2.1%
ATE/Semiconductor test equipment	3.6%	10.0%
Medical	2.6%	2.1%
Other	6.2%	6.0%

Total	100.0%	100.0%

        Our combined 180-day backlog on December 31, 2001 was $40.3 million, a decrease of 84.2% compared to backlog of $255.0 million on December 31, 2000. The decrease in backlog was driven primarily by significant order cancellations and order rescheduling by many of our communications infrastructure customers, as well as by a decrease in bookings.

        Gross Profit.    Gross profit decreased $193.2 million, or 97.1%, to $5.8 million for the year ended December 30, 2001 from gross profit of $199.0 million in 2000. As a percentage of net sales, gross profit decreased to 1.6% in 2001 from 38.9% in 2000. The decrease is primarily due to the inventory charges discussed below as well as lower shipment volumes and related manufacturing overhead. During 2001, we also sold $638 thousand of inventory that had been written off as part of the inventory charge discussed below, which resulted in a benefit to our gross margin of less than 0.2%.

        Gross profit for 2001 includes an inventory charge of $110.3 million taken in the second and third quarters of 2001. During the second and third quarters of 2001, prices of certain inventory components began decreasing as the market became saturated with these types of components, at which time we secured lower contract prices on these components. In accordance with our accounting policy, we revalued our inventory on-hand as well as inventory that we were required to take delivery of at greater than market prices to the lower of cost or market. This analysis resulted in an inventory charge of $51.2 million. At the same time, we continued to receive shipments of inventory components that would not be sold in the foreseeable future. Therefore, we analyzed our entire inventory to determine what was excess and obsolete with significant input from the engineering staff. This analysis was conducted by part number and resulted in a $56.1 million charge for excess and obsolete inventory. Lastly, during 2001 we recorded a charge of $3.0 million in gross profit for costs associated with discontinued products.

        Gross profit in 2000 included approximately $2.0 million of purchase accounting adjustments related to the Powec acquisition in May 2000, which adversely impacted the gross profit margin. Excluding the inventory charges and the $638 thousand of sales with no cost basis described above in 2001 and the purchase accounting adjustments in 2000, gross profit margin would have been approximately 31.8% in 2001 compared to 39.3% in 2000.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $7.8 million, or 9.8%, to $72.6 million for 2001 compared with $80.5 million for 2000. As a percentage of net sales, selling, general and administrative expense increased to 20.0% for 2001 from 15.7% in 2000.

        Selling expense decreased $6.4 million, or 17.5%, to $30.4 million for 2001 from $36.8 million in 2000. This decrease was primarily due to lower commissions as a result of the overall decline in sales, and was partially offset by higher employee costs as well as twelve months of selling expense for Powec in 2001 versus eight months of selling expense in 2000.

        General and administrative expense decreased $1.4 million, or 3.2%, to $42.3 million for 2001 from $43.7 million in 2000. General and administrative expense in 2000 includes $8.7 million in stock compensation charges related to HCP bonus agreements that vested on the date of acquisition, as well as $2.4 million of HCP acquisition costs. Excluding these charges related to HCP, general and administrative expenses increased primarily due to higher employee costs and professional fees, as well as twelve months of general and administrative expenses contributed by Powec in 2001 compared to eight months of general and administrative expense in 2000.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $2.5 million, or 6.8% to $39.1 million for 2001 from $36.6 million in 2000. As a percentage of net sales, engineering and quality assurance expense increased to 10.8% for 2001 compared with 7.2% in 2000. Engineering expenses in 2000 included a $4.6 million stock compensation charge related to HCP stock bonus agreements that vested on the date of acquisition. Excluding this charge, engineering and quality assurance expenses would have been 6.2% of sales. The increase in engineering and quality assurance expenses is primarily due to significantly higher employee costs and product development expenditures due to expanded research and development efforts. Additionally, Powec contributed twelve months of engineering and quality assurance expenses in 2001 compared to eight months of expense in 2000.

        Amortization of Intangibles.    Amortization of intangibles increased $7.7 million, or 67.9%, to $19.1 million for 2001 from $11.4 million in 2000. The increase in amortization expense was primarily attributable to two factors: a $4.8 million write-off of a technology license held by us, as well as twelve months of amortization expense in 2001 related to intangibles recorded for the acquisition of Powec, versus eight months of amortization expense related to Powec in 2000. During 2001, we reviewed our technology investments in light of current market conditions. The result was a $7.5 million charge to write-off technology investments, of which $4.8 million affected intangibles. Additionally, in 2001 we paid $7.0 million in cash and stock to the former stockholders of Powec as earnout consideration for 2000 operating performance. This was capitalized as additional goodwill on the balance sheet, which resulted in additional amortization expense in 2001. Amortization of goodwill and certain other intangible assets with an indefinite life will cease upon the adoption of SFAS 142 on January 1, 2002.

        Restructuring Charge.    During 2001, we announced a restructuring program in response to macro- economic and capital spending issues affecting the communications industry. We recorded a pre-tax restructuring charge of $25.1 million in accordance with EITF 94-3, which is classified as an operating expense on the income statement. The restructuring program included a worldwide workforce reduction, consolidation of excess facilities and write-off of obsolete equipment therein, contract termination charges, and other shutdown costs. The restructuring charge is comprised of the following (in millions):

Restructuring Costs December 31, 2001
Worldwide workforce reduction	$11.0
Facilities closures	7.4
Obsolete equipment write-off	3.1
Contract termination costs	3.4
Other shutdown costs	0.2

Total	$25.1

        The $11.0 million restructuring charge for workforce reduction is related to approximately 4,650 positions identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. Of the remaining positions identified for elimination, approximately 575 were located in the United States and the balance of approximately 175 were located at our other overseas locations, primarily in Europe. As of December 31, 2001, approximately 4,620 employees have been released. We expect that the remaining positions will be eliminated during the first quarter of 2002. In connection with these reductions, approximately $9.6 million of severance and related benefits have been paid and applied against the accrual. The remaining severance and related benefits are expected to be paid during the first quarter of 2002. Since these costs only represent specific employee terminations identified as of December 31, 2001, further charges may be necessary in future periods if additional terminations are identified.

        The $7.4 million charge for facilities closures is related to office space and facilities that will be vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2005. As of December 31, 2001, approximately $2.8 million has been paid and applied against the accrual for facilities closures. The facilities being vacated are located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe. In connection with these closures, we recorded a charge of approximately $3.1 million for obsolete equipment at these locations. As of December 31, 2001, $2.0 million has been disposed of and applied against the accrual for obsolete equipment.

        The provision for contract termination costs of $3.4 million is primarily related to cancellation charges incurred to release us from certain purchase obligations to a significant supplier. Under the terms of the cancellation agreements, no future delivery of products or services will be made to us. Cash payments made in relation to this provision were $3.3 million as of December 31, 2001.

        A summary of the restructuring costs and activity during the year is as follows (in millions):

	Total Restructuring Costs	Paid and Applied Against Reserve	Restructuring Liabilities at December 31, 2001
Worldwide workforce reduction	$11.0	$9.6	$1.4
Facilities closures	7.4	2.8	4.6
Obsolete equipment write-off	3.1	2.0	1.1
Contract termination costs	3.4	3.3	0.1
Other shutdown costs	0.2	0	0.2

Total	$25.1	$17.7	$7.4

        Asset Impairment.    Due to the decline in business conditions in 2001, we performed impairment reviews in accordance with SFAS 121 to determine whether any of our assets were impaired.

        During the second and third quarters of 2001, we determined that the downturn in the communications infrastructure industry was more severe than previously forecast. Accordingly, we decided to remove what was becoming excess manufacturing equipment from production and put it into storage indefinitely, and to delay installation of new manufacturing equipment that had been recently delivered. This equipment was written down to fair value, resulting in a pre-tax impairment charge of $14.4 million during 2001.

        During the fourth quarter of 2001, we recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. We decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. We also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The balance of other intangible items written off were related to assembled workforces acquired in previous business combinations that were laid off as part of our 2001 restructuring program.

        Income (Loss) from Operations.    As a result of the items described above, income (loss) from operations decreased to a loss of $183.8 million for 2001 from operating income of $70.6 million in 2000.

        Interest Income (Expense), Net.    We recorded net interest income of $1.3 million in 2001, compared with net interest expense of $3.1 million in 2000. The interest income in 2001 is primarily related to interest income earned on our cash and cash equivalent balances, which was raised from the sale of our common stock in November 2000. Net interest expense for the 2000 was primarily related to borrowings from our revolving bank credit facility, part of which was used to finance the acquisition of Powec in May 2000, as well as for capital expenditures to increase our manufacturing capacity.

        Other Income (Expense), Net.    Net other expense increased $3.3 million to $4.4 million for 2001 from $1.1 million in 2000. Included in 2000 is a $242 thousand write-off of capitalized financing costs. The increase in net other expense is primarily attributable to a $2.7 million write-off of technology investments and the $1.1 million write-off of capitalized financing costs related to our credit facility. During 2001 we reviewed our technology investments in light of current market conditions. While some of the technology was promising, there could be no assurance that the investments made would be recovered in the future. The result was a $7.5 million write-off of technology investments, of which $2.7 million affected other expense. The investment written off was in the form of a note receivable. Also during 2001, we terminated our revolving credit facility and wrote off the $1.1 million balance of capitalized financing costs. Other components of other income and expense primarily relate to net gains and losses recorded on foreign currency transactions at our international locations.

        Provision (Benefit) for Income Taxes.    The benefit for income taxes was $949 thousand for 2001, compared with a provision for income taxes of $22.5 million in 2000. The effective tax rate in 2000 was approximately 34%. During 2001 we recorded significant deferred tax assets associated with the restructuring, impairment and inventory charges recognized during the year. However, due to continued growth in our accumulated deficit and the volatility in the communications infrastructure industry, we believed that the conservative approach under the guidance of SFAS 109 was to establish a valuation allowance against these deferred tax assets. As such, we recorded a $58.8 million deferred tax asset valuation allowance. The net result on the income statement was an income tax benefit of less than 1% for 2001.

Comparison of Fiscal Year Ended December 31, 2000 with Fiscal Year Ended December 31, 1999

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

        Net sales to OEMs in 2000 were $388.1 million, or 76.0% of net sales, an increase of $205.1 million, or 112.1%, from 1999, when net sales to OEMs represented $183.0 million, or 77.2% of net sales. Net sales to Cisco represented 25.3% of net sales in 2000. Cisco was the only customer to exceed 10% of net sales in 2000. Net sales through distributors in 2000 were $81.7 million, or 16.0% of net sales, compared with $46.3 million, or 19.5% in 1999. Net sales to service providers for 2000 were $41.1 million, or 8.0% of net sales, compared with $7.9 million, or 3.3% of net sales in 1999. The slight decrease in our percentage of net sales to OEMs was due to a shift in our customer base toward service providers primarily as a result of the Powec acquisition. The decrease in our percentage of net sales through distributors was due to the customer base of our acquired companies, (IPD, HC Power and Powec), each of which either made a larger proportion of its sales to OEMs or to service providers.

        Net sales by markets for the year ended December 31, 2000 and 1999 were as follows:

	Year Ended December 31,
	2000	1999
Communications	70.4%	52.3%
Industrial	9.4%	18.3%
Transportation	2.1%	5.8%
ATE/Semiconductor test equipment	10.0%	9.1%
Medical	2.1%	4.8%
Other	6.0%	9.7%

Total	100.0%	100.0%

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

        Gross Profit.    Gross profit increased $104.7 million, or 111.0%, to $199.0 million for 2000 from $94.3 million for 1999. As a percentage of net sales, gross profit decreased to 38.9% for 2000 from 39.8% for 1999. Gross profit for the comparable periods included inventory write-up related purchase accounting adjustments due to the Powec acquisition in May 2000 and the IPD acquisition in January 1999 of approximately $2.0 million and approximately $800 thousand, respectively, which negatively impacted each year's gross profit margin. Excluding these adjustments, gross profit margins would have been 39.3% for 2000 and 40.1% for 1999. On this basis, the slightly lower profit margin in 2000 compared to 1999 was primarily due to the negative impact of significantly higher material costs due to tight allocations for certain components as a result of component shortages that affected our industry, as well as the generally lower overall gross margins experienced by our newly acquired Powec division. Our overall gross margin decrease was mitigated by the increase in net sales which allowed us to better leverage our fixed manufacturing expenses, as well as the transfer of certain high-density DC/DC product manufacturing from our Boston, Massachusetts facility to our lower cost manufacturing facility in Mexico.

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

        Amortization of Intangibles.    Amortization of intangibles increased $5.2 million, or 82.9%, to $11.4 million for 2000 from $6.2 million for 1999. Included in 1999 was a $1.0 million charge taken to write off the unamortized balance of the intangible asset value of a technology and license agreement related to substantially similar product technology acquired as a result of the IPD acquisition. Excluding this charge, amortization of intangibles increased $6.2 million, or 118.0%, to $11.4 million for 2000 from $5.2 million for 1999. The $6.2 million increase was primarily attributable to $5.2 million for eight months of amortization expense related to the intangibles recorded for the acquisitions of Powec and a telecommunications product line from Eldec Corporation. The remainder of the increase was primarily due to an increase in amortization related to intangibles recorded for the acquisition of IPD since a $13.0 million earn out was paid to IPD's former owners in the second quarter of 2000.

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

        Interest Income.    Interest income increased $2.5 million, or 309.4%, to $3.3 million for 2000 from $807 thousand for 1999. In September 1999 and November 2000, we issued additional shares of our common stock and used the proceeds to pay off the majority of our outstanding credit facilities at the time. A portion of the proceeds from the 1999 sale of stock, prior to the acquisition of Powec in May 2000, and a portion of the proceeds from the 2000 sale of stock were invested in short-term interest-bearing financial instruments, resulting in the increase in interest income from 1999 to 2000.

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

        Other Income (Expense), Net.    Other income (expense), net, decreased $1.4 million to $1.1 million expense for 2000 from $307 thousand of income for 1999. The increased expense is primarily attributable to losses recorded on foreign currency transactions at our international locations and a

$242 thousand write-off of bank fees related to our $65 million line of credit which was terminated in the second quarter of 2000 and replaced with a $200 million line of credit with another financial institution. The new line of credit was primarily utilized to finance the acquisition of Powec in May 2000.

        Provision for Income Taxes.    The provision for income taxes was $22.5 million for 2000 compared to $6.5 million for 1999. The income tax expense for 2000 includes a non-recurring benefit of $366 thousand related to net deferred tax assets recorded upon HC Power's conversion from an S-corporation to a C-corporation. The pre-tax income for 1999 includes the $3.3 million charge for in-process research and development and $1.6 million amortization of goodwill related to the IPD acquisition, both of which were nondeductible for tax purposes. Excluding these items, the effective tax rate would have been approximately 34.3% for 2000 compared to 31.1% for 1999. The higher tax rate in 2000 compared to 1999 is primarily due to a greater proportion of taxable income earned in higher tax rate jurisdictions and $2.5 million of nondeductible goodwill amortization expense related to the acquisition of Powec which resulted in a higher effective tax rate.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $57.4 million, or 41.9%, to $79.7 million at December 31, 2001 from $137.1 million at December 31, 2000. The decrease was primarily due to the following uses of cash: $43.3 million for the repayment of borrowings and bank overdrafts, $30.5 million for capital expenditures and $6.3 million for the earnout paid to Powec's former stockholders. These uses of cash were partially offset by cash provided by credit facilities of $19.1 million.

        Excluding $13.6 million of cash payments relating to our restructuring program, cash provided by operating activities would have been $12.9 million compared to the $697 thousand used in operating activities. Cash used in operating activities also included significant decreases in receivables of $62.3 million and accounts payable of $51.8 million, while inventories, excluding the $110.3 million inventory charge, increased $11.7 million.

        The $30.5 million to acquire property and equipment included approximately $8.5 million to acquire surface-mount technology (SMT) equipment, $13.1 million for other manufacturing equipment, $4.8 million for leasehold improvements, $3.3 million for IT infrastructure costs, and the balance for miscellaneous property, plant and capital equipment.

        On May 10, 2000, we entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provided us with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facility bore interest on amounts outstanding payable quarterly based on our leverage ratio and one of the following rates as selected by us: LIBOR plus a margin of 1.25% to 2.25%, or the bank's base rate plus a margin of 0% to 1.00%. The Revolving Loan Agreement contained customary covenants including restrictions on additional borrowings, leases, capital expenditures and dividends. It also contained financial covenants relating to net worth, maximum leverage and minimum fixed charge coverage. We were restricted in making investments of more than $10 million, acquisitions of $30 million or more, or mergers or sales of substantially all of our assets without the banks' approval, and were required to use the proceeds of any public offering of our stock to pay off any indebtedness then outstanding under the Revolving Loan Agreement. Borrowings under this line of credit were collateralized by the capital stock of each of our significant domestic subsidiaries and 65% of the capital stock of each of our directly owned foreign subsidiaries.

        During 2001, we fell out of compliance with certain debt covenants and began working closely with the banking group to restructure the Revolving Loan Facility. We evaluated the proposals set forth by the banking group and determined that the costs of restructuring the Revolving Loan Facility outweighed the benefits of retaining it. Accordingly, we decided not to seek an amended credit facility.

On November 16, 2001 we repaid the entire outstanding balance of $13.3 million, which was carried at a weighted-average interest rate of 4.9%, and terminated the Revolving Loan Facility.

        We expect to establish a new revolving credit facility with more favorable terms during the fiscal year 2002.

        We maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of the Melcher and Powec acquisitions in 1998 and 2000, respectively. The aggregate limit on all credit facilities is approximately $11.1 million. The credit facilities bear interest on amounts outstanding at various time intervals based on published market rates, such as Swiss LIBOR. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2001, the total outstanding balance on all credit facilities was $2.3 million at a weighted-average interest rate of 7.3%. Of this balance, $1.4 million was classified as current credit facilities payable at December 31, 2001 and $904 thousand was included in current portion of long-term debt.

        In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.0 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 8.8% at December 31, 2001, and is payable in semiannual installments until its maturity date in July 2019. At December 31, 2001, the current and long-term amounts outstanding under this loan were $444 thousand and $7.6 million, respectively.

        At December 31, 2001, short-term, including current portion of long-term debt, and long-term amounts outstanding under all credit agreements with banks were $2.7 million and $7.6 million, respectively.

        We currently anticipate that our total capital expenditures for 2002 will be approximately $14 million. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Recent Events.    The U.S. economy entered into a period of contraction during 2001, and the communications infrastructure industry in particular has experienced a rapid and severe downturn. It is not certain how long and to what extent the economy or various sectors will experience negative growth. Many of our customers, including our largest customers, have cancelled or rescheduled significant orders, which has caused a substantial decline in our backlog and bookings since the beginning of 2001.

        Management has initiated various cost containment measures to mitigate the negative effect of these trends, which resulted in asset impairment, inventory, and restructuring charges taken during 2001. We will continue to work to identify cost reduction opportunities relative to current market conditions, and expect to record an additional restructuring charge during the first quarter of 2002 of less than $500 thousand. We expect to realize ongoing cost savings primarily through closures and consolidation of certain manufacturing, research and development, and administrative facilities as well as through reductions in headcount. While management anticipates that the bulk of the cost savings will be realized beginning in 2002, there can be no assurance that these measures will be sufficient to fully offset or mitigate negative market and business trends.

        On January 22, 2002, the United States Securities and Exchange Commission issued an interpretive release on disclosures related to liquidity and capital resources, off balance sheet arrangements, and transactions with related parties. Recently, much public attention has also been focused on the use of special purpose entities and significant accounting policies. We do not utilize special purpose entities or have any known financial relationships with other companies' special purpose entities. We have identified and disclosed all significant off balance sheet arrangements and related party transactions in the following paragraphs.

        Operating Leases.    We enter into operating leases for non-strategic investments such as warehouses and office space where the economic climate is favorable. The liquidity impact of operating leases is not material.

        Purchase Commitments.    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. In the aggregate, these commitments are not at prices in excess of current fair market value. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we believe that it is not reasonably likely that we will incur any material amount of penalties under these contracts.

        Other Contractual Obligations.    We do not have material financial guarantees or other contractual commitments that are reasonably likely to affect liquidity. However, we do have a contingent purchase price increase related to the acquisition of Powec AS. Under terms of the acquisition agreement, we may be obligated to make earnout payments to certain former shareholders of Powec and its subsidiaries related to future financial performance. While approximately $100 thousand in earnout is expected to be paid for 2001 operating performance, some of these provisions extend through 2003. As of December 31, 2001, the maximum additional amount that may be incurred in 2002 and 2003 under the earnout agreements is $3.3 million.

        Related Parties.    We maintain minority ownership in a number of equity investments and a joint venture, which are recorded on the balance sheet. Our relationships with these entities can be classified into three basic categories: equity investments which resulted in Power-One obtaining certain technologies or other intellectual property via a licensing agreement without other significant subsequent transactions; pure equity investments made without significant subsequent transactions; and a joint venture with which Power-One has a manufacturing relationship, located in China. This joint venture may purchase raw components and other goods from Power-One, and may sell finished goods to Power-One as well as other third parties. Power-One records revenue on sales to the joint venture only when the joint venture purchases components and goods for sales to third parties. When the joint venture purchases components that will be assembled and sold back to Power-One, no revenue is recorded. Power-One also has significant and similar relationships with certain contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to Power-One. No revenue is recognized for these transactions. Revenue is recognized only when the final products are sold to third parties.

        O'Melveny & Myers LLP ("OMM") provides general legal services to us. An OMM partner was elected to our Board of Directors during 2000. OMM's legal services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        Stephens, Inc. is a significant stockholder and provides financial advisory services to us. An officer of Stephens is also a director of the Company. Stephens' financial advisory services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        We do not have any other related party transactions that materially affect the results of operations, cash flow or financial condition.

        Interest Rate Impact on Liquidity.    Most of our borrowings are at variable market-based interest rates, and a significant fluctuation in interest rates could cause an increase in our interest expense. However, the current level of borrowings are not material to our consolidated financial position, and we believe that interest rate volatility would not have a material impact on our liquidity.

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to debt and lease obligations is as follows (in thousands):

Year Ending December 31,	Total Debt	Capital Leases	Operating Leases	Total
2002	$2,743	$256	$6,294	$9,293
2003	444	41	6,089	6,574
2004	444	—	5,309	5,753
2005	444	—	4,109	4,553
2006	444	—	2,909	3,353
2007 and thereafter	5,783	—	5,570	11,353

Total	$10,302	$297	$30,280	$40,879

ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk

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

        Debt.    We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe some of our credit facilities bear interest on borrowings outstanding at various time intervals and market rates based on Swiss LIBOR plus a margin of 1.25 to 2.00%. Swiss LIBOR is an offshore rate that is similar to the London Interbank Offered Rate ("LIBOR"). Our principal risk with respect to our long-term debt is to changes in these market rates.

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at December 31, 2001 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs or Norwegian Kroner, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates.

However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total
	(Amounts in thousands, except for percentages)
Credit Facilities:
Variable Rate (NOK 12,515)	$1,395	—	—	—	—	—	$1,395	$1,395
Average Interest Rate	9.1%						9.1%
Long-term Debt:
Fixed Rate (CHF 1,500)	$904	—	—	—	—	—	$904	$904
Average Interest Rate	4.4%						4.4%
Variable Rate (NOK 71,804)	$444	$444	$444	$444	$444	$5,783	$8,003	$8,003
Average Interest Rate	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2001, we had not entered into any significant foreign exchange contracts.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in Item 14(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2001 (the "Proxy Statement"), and is incorporated herein by reference.

        The information relating to executive officers required by this item is included in Part I under the caption "Executive Officers."

        The information required by Item 405 will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement and is incorporated herein by reference.

ITEM 11—EXECUTIVE COMPENSATION

        The information called for by this item will be contained under the caption "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item will be contained under the caption "Certain Relationships and Related Transactions" in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report are incorporated herein by reference:

(a)(2)    SCHEDULES

        The following financial statement schedule is filed as a part of this Report and is incorporated herein by reference.

POWER-ONE, INC.	Page
Schedule II: Valuation and Qualifying Accounts	S-1

(b)  Reports on Form 8-K

        None.

(c)  EXHIBITS

        The exhibit index on page S-2 is hereby incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
Date: March 28, 2002

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

Signature	Title	Date

/s/ STEVEN J. GOLDMAN (Steven J. Goldman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ EDDIE K. SCHNOPP (Eddie K. Schnopp)	Senior Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ KENDALL R. BISHOP (Kendall R. Bishop)	Director	March 28, 2002
/s/ DR. HANSPETER BRÄNDLI (Dr. Hanspeter Brändli)	Director	March 28, 2002
/s/ JON E. M. JACOBY (Jon E. M. Jacoby)	Director	March 28, 2002
/s/ JAY WALTERS (Jay Walters)	Director	March 28, 2002
/s/ MARK MELLIAR-SMITH (Mark Melliar-Smith)	Director	March 28, 2002

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Power-One, Inc.:

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Los Angeles, California
January 24, 2002

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,671	$137,113
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,698—2001; $2,573—2000	45,064	124,306
Other	7,190	7,736
Notes receivable	3,000	—
Inventories	125,682	225,121
Deferred income taxes	—	4,527
Refundable income taxes	5,227	—
Prepaid expenses and other current assets	5,536	4,300

Total current assets	271,370	503,103
PROPERTY AND EQUIPMENT, net	97,416	104,020
INTANGIBLE ASSETS, net	129,987	162,799
NOTES RECEIVABLE	14,136	660
OTHER ASSETS	7,326	11,735

TOTAL	$520,235	$782,317

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$1,395	$9,279
Current portion of long-term debt	1,348	2,630
Current portion of long-term capital leases	245	558
Bank overdraft	736	12,879
Accounts payable	19,302	71,721
Restructuring reserve	7,363	—
Deferred income taxes	1,866	—
Other accrued expenses	22,594	29,212

Total current liabilities	54,849	126,279
LONG-TERM DEBT, less current portion	7,559	9,131
LONG-TERM CAPITAL LEASES, less current portion	39	281
DEFERRED INCOME TAXES	7,121	12,319
OTHER LIABILITIES	464	579
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS' EQUITY
Common stock, par value $0.001: 300,000,000 shares authorized; 78,912,924 (net of 100,002 treasury shares) and 78,497,574 shares issued and outstanding at December 31, 2001 and 2000, respectively	79	78
Additional paid-in capital	570,427	564,325
Accumulated other comprehensive loss	(5,913)	(2,188)
Retained earnings (accumulated deficit)	(114,390)	71,513

Total stockholders' equity	450,203	633,728

TOTAL	$520,235	$782,317

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2000	1999
NET SALES	$363,727	$510,955	$237,157
COST OF GOODS SOLD	357,930	311,945	142,818

GROSS PROFIT	5,797	199,010	94,339
EXPENSES:
Selling, general and administrative	72,617	80,464	43,210
Engineering and quality assurance	39,077	36,603	21,508
Amortization of intangibles	19,079	11,363	6,212
Restructuring costs	25,074	—	—
Asset impairment	33,772	—	—
In-process research and development	—	—	3,300

Total expenses	189,619	128,430	74,230

INCOME (LOSS) FROM OPERATIONS	(183,822)	70,580	20,109
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	3,817	3,304	807
Interest expense	(2,497)	(6,446)	(3,211)
Other income (expense), net	(4,350)	(1,052)	307

Total interest and other income (expense)	(3,030)	(4,194)	(2,097)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(186,852)	66,386	18,012
PROVISION (BENEFIT) FOR INCOME TAXES	(949)	22,495	6,458

NET INCOME (LOSS)	$(185,903)	$43,891	$11,554

BASIC EARNINGS (LOSS) PER SHARE	$(2.36)	$0.59	$0.19

DILUTED EARNINGS (LOSS) PER SHARE	$(2.36)	$0.56	$0.18

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	78,759	73,957	60,597

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	78,759	77,871	62,469

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2001	2000	1999
NET INCOME (LOSS)	$(185,903)	$43,891	$11,554
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(3,725)	1,288	(5,653)

COMPREHENSIVE INCOME (LOSS)	$(189,628)	$45,179	$5,901

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

	Common Stock—$.001 Par Value
				Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount				Total
BALANCE, DECEMBER 31, 1998	56,668,896	$57	$92,874	$2,177	$17,253	$112,361
Stock option compensation expense			27			27
Issuance of common stock under stock option and purchase plans	206,847		464			464
Income tax benefit for employee stock option transactions			207			207
Stock issuance to public	14,925,000	15	124,360			124,375
Stock issuance costs			(6,046)			(6,046)
Cumulative translation adjustment				(5,653)		(5,653)
Stock compensation	161,481		262			262
Distributions to stockholders					(320)	(320)
Net income					11,554	11,554

BALANCE, DECEMBER 31, 1999	71,962,224	72	212,148	(3,476)	28,487	237,231
Stock option compensation expense			27			27
Issuance of common stock under stock option and purchase plans	794,355		2,001			2,001
Income tax benefit for employee stock option transactions			9,575			9,575
Stock compensation	812,925	1	13,311			13,312
Issuance of common stock in connection with acquisition	428,070		12,735			12,735
Stock issuance to public	4,500,000	5	317,245			317,250
Stock issuance costs			(2,717)			(2,717)
Cumulative translation adjustment				1,288		1,288
Distributions to stockholders					(865)	(865)
Net income					43,891	43,891

BALANCE, DECEMBER 31, 2000	78,497,574	78	564,325	(2,188)	71,513	633,728
Stock option compensation expense			27			27
Issuance of common stock under stock option and purchase plans	486,026	1	3,260			3,261
Stock compensation	1,172		2,158			2,158
Issuance of common stock in connection with acquisition	28,154		657			657
Treasury Stock	(100,002)
Cumulative translation adjustment				(3,725)		(3,725)
Net loss					(185,903)	(185,903)

BALANCE, DECEMBER 31, 2001	78,912,924	$79	$570,427	$(5,913)	$(114,390)	$450,203

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(185,903)	$43,891	$11,554
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization (a)	36,500	24,190	14,626
Asset impairment (b)	39,959	—	—
Inventory write-off	110,313	—	—
Technology investment write-off (a)	2,750	—	—
Capitalized financing costs write-off	1,121	—	—
Stock compensation	2,185	13,339	289
Tax benefit on exercise of stock incentive plans	—	9,575	207
Purchased in-process research and development	—	—	3,300
Net loss on disposal of property and equipment	317	443	283
Deferred income taxes	970	(969)	(467)
Changes in operating assets and liabilities:
Accounts receivable, net	62,283	(70,747)	(22,011)
Inventories	(11,726)	(153,323)	(22,007)
Refundable income taxes	(5,227)	(7)	426
Prepaid expenses and other current assets	(1,279)	(2,634)	(297)
Accounts payable	(51,761)	48,352	5,215
Accrued expenses	(6,383)	8,615	7,382
Restructuring reserve	5,308	—	—
Other liabilities	(124)	990	7

Net cash used in operating activities	(697)	(78,285)	(1,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Powec, net of cash acquired (Note 4)	(6,335)	(72,545)	—
Technology investment	(3,605)	(9,393)	—
Telecommunications product line acquired from Eldec (Note 4)	—	(14,000)	—
Investment in IPD, net of cash acquired (Note 4)	—	(13,000)	(28,739)
Acquisition of property and equipment	(30,539)	(52,165)	(27,856)
Proceeds from sale of property and equipment	133	36	112
Other assets	3,338	(3,059)	(1,247)

Net cash used in investing activities	(37,008)	(164,126)	(57,730)

(a)
The total technology investment write-off for the year ended December 31, 2001 was $7,538 of which $4,788 was recorded as amortization of intangibles and $2,750 was recorded as other expense.
(b)
The asset impairment charge of $39,959 included in the Consolidated Statement of Cash Flows for the year ended December 31, 2001 includes $33,772 for the impairment of intangibles and property and equipment calculated in accordance with SFAS No. 121 and $6,187 for the fixed asset portion of the period's restructuring charge (See Note 3).

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands, except share data)

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	$19,143	$165,180	$67,817
Repayments of borrowings on bank credit facilities	(26,690)	(166,979)	(75,738)
Bank overdraft	(12,080)	7,000	5,804
Proceeds from borrowings on long-term debt	1,482	—	499
Repayments of borrowings on long-term debt	(4,008)	(4,634)	(3,492)
Principal payments under long-term capital leases	(548)	(888)	(913)
Sale and issuance of common stock, net	3,261	316,534	118,793
Proceeds from (issuance of) notes receivable from stockholders	—	109	(7)
Distributions to stockholders	—	(865)	(320)

Net cash provided by (used in) financing activities	(19,440)	315,457	112,443

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(297)	298	(422)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,442)	73,344	52,798
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,113	63,769	10,971

CASH AND CASH EQUIVALENTS, END OF PERIOD	$79,671	$137,113	$63,769

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$1,766	$4,766	$3,028
Income taxes	$(1,718)	$17,919	$3,508

(a)
The total technology investment write-off for the year ended December 31, 2001 was $7,538 of which $4,788 was recorded as amortization of intangibles and $2,750 was recorded as other expense.

(b)
The asset impairment charge of $39,959 included in the Consolidated Statement of Cash Flows for the year ended December 31, 2001 includes $33,772 for the impairment of intangibles and property and equipment calculated in accordance with SFAS No. 121 and $6,187 for the fixed asset portion of the period's restructuring charge (See Note 3).

See notes to consolidated financial statements.

        During the second quarter of 2001, the Company issued 28,154 shares of the Company's common stock valued at $657 thousand in addition to $6.3 million in cash, to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance (See Note 4).

        In the fourth quarter of 2001, the Company exchanged a customer's outstanding trade accounts receivable balance of $16.5 million into a note receivable with scheduled repayment terms (See Note 19).

        On February 29, 2000, the Company acquired HC Power; the former shareholders of HC Power received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HC Power outstanding on the effective date of the merger. Of the total shares issued, 636,351 shares were placed in an escrow to fund possible claims for indemnification under the merger agreement. The Company authorized distribution of 536,349 shares from the escrow fund in 2001. The remaining 100,002 shares were released to and retained by Power-One pursuant to full settlement and resolution, without admission of liability by either party, of all disputed claims associated with a claim for indemnification asserted by the Company in March 2001 (See Note 4).

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

        On May 16, 2000, the Company acquired a telecommunications product line from Eldec Corporation ("Eldec"), a subsidiary of Crane Co., for $14.0 million in cash (See Note 4).

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$2,237
Fair value of goodwill and other identifiable intangible assets	12,208
Cash paid for product line	(14,000)

Liabilities assumed	$445

        On January 29, 1999, the Company purchased all of the capital stock of International Power Devices, Inc. ("IPD") for $29.5 million (See Note 4).

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$21,248
Fair value of goodwill and other identifiable intangible assets	17,454
Cash paid for capital stock	(29,500)

Liabilities assumed	$9,202

        Capital lease obligations of $285 were incurred in 1999 when the Company entered into leases for new equipment.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1. GENERAL INFORMATION

        The accompanying financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 31, 2001, 2000 and 1999 and include the accounts of the Company and its subsidiaries, all of which are wholly owned.

        The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, Mexico, Norway, Ireland, Switzerland, Puerto Rico, China and Slovakia. These operations represent captive manufacturing facilities of the Company.

        The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ended December 31, 2001 and 2000 represent 52-week years. The year ended December 31, 1999 represents a 53-week year. For simplicity of presentation, the Company has described year-ends presented as of December 31.

        Operations—The Company operates in one industry segment which includes the design, development and manufacture of power conversion products primarily for the communications infrastructure market. The Company sells its products and grants credit to customers in this industry, primarily in the United States and Europe. Net sales to the Company's largest customer amounted to 15% in 2001, 25% in 2000, and 14% in 1999. At December 31, 2001, one customer, the Company's joint venture, represented 16% of the consolidated trade accounts receivable balance. At December 31, 2000, one customer, Cisco Systems, represented 28% of the consolidated trade accounts receivable balance.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

        Principles of Consolidation—The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company includes in its statement of operations its pro rata share of the financial results of investments accounted for under the equity method.

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Revenue Recognition—The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns, discounts and warranty costs. The Company provides for estimated warranty costs based on historical warranty repair experience and current sales volume. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101), which provides additional guidance in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company has adopted the provisions of SAB 101 and believes that the impact of adoption on its revenue recognition policy is not material.

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts Reserve is established by analyzing all accounts that have a balance that is over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method, or average costing method) or market. Slow moving and obsolete inventory are identified and written off quarterly. To establish the reserve, the Company compares the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are extended at the standard unit cost. The engineering and purchasing departments review the initial list of slow moving and obsolete items. The engineering and purchasing groups identify items that have alternative uses in new or existing products. These items are excluded from the analysis. The total amount of slow moving and obsolete inventory is then fully reserved. Additionally, non-cancelable open purchase orders for parts contracted to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price have also been established.

        Investments—The Company has minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to thirty years, using principally the double declining balance and straight-line methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998, of IPD in 1999 and of Powec in 2000 which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

        Impairment of Long-Lived Assets—The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        Restructuring Costs—The Company records restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3. Restructuring costs relate to the downsizing of the Company's operations and primarily consist of specific charges that the Company has and will incur with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties.

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates.

        Under the provisions of the Puerto Rico Industrial Incentives Act of 1987, the Company has been granted a 90% partial tax exemption from the payment of Puerto Rico taxes on income derived from marketing the products manufactured by the Company in Puerto Rico. In addition, the grant also provides for a 90% exemption on property taxes and a 60% exemption on municipal license taxes. The Company has received similar tax exemptions in Puerto Rico in connection with the distribution of its products. All of these exemptions are valid through 2010. Additionally, the Company's subsidiary Power-Electronics ("P-E") operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from P-E, Melcher and Powec as there is no intent to remit any future earnings.

        The Company's operations in Mexico are subject to various income and corporate taxes on earnings generated in Mexico under the maquiladora program.

        Deferred Tax Asset Valuation Allowance—The Company records a deferred tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company may record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for its stock option grants to employees in the Consolidated Statement of Operations since all grants are made at fair market value. See Note 11 for pro forma information on the impact of the fair-value method of accounting for stock options.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS, for the Company, is solely attributable to stock compensation. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

        Engineering—Engineering costs include sustaining product engineering, custom product development and research and development costs which are expensed in the period incurred.

        Warranties—Power-One offers its customers a two-year warranty on all products sold. Power-One further assumes that the goods will be received for repair under warranty at a steadily declining rate over the two-year warranty period. The expected returns are weighted in order to reflect the fact that the majority of returns will be received within one month of sale and will decline each month thereafter. Based on historical sales and warranty repair expenses, an expected per-unit cost of repair is calculated and applied to actual units sold over the warranty period. This calculation is reviewed monthly and the reserve adjusted accordingly.

        Derivative Instruments—In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company did not hold any derivative financial instruments during 2001, 2000 or 1999. As a result, adoption of SFAS No. 133 did not have a significant effect on the Company's financial position, operations or cash flows.

        Fair Value of Financial Instruments—The recorded values of accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of notes receivable, notes payable to banks, long-term debt and other liabilities approximate fair value, as interest is tied to or approximates market rates.

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and trade receivables. The Company sells products and extends credit to customers, primarily in the United States and Europe, periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses.

        Conversion of Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting year. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax effected the cumulative translation adjustment as there is no intention to remit the earnings.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 in order to combine segments. Our products are all power conversion products primarily geared toward the communication industry, and our sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. The same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and our products are distributed through common channels and distributor networks.

        Recent Pronouncements—In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, we will adopt SFAS 142 and are evaluating the effect that such adoption may have on our consolidated results of operations and financial position. However, we expect that a substantial amount of our intangible assets will no longer be amortized. During 2001 we recorded approximately $19.1 million in amortization expense, of which $4.8 million related to the write-off of a technology license. With the adoption of SFAS 142, we expect amortization of intangibles expense will be in the range of $6 million to $7 million in 2002.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations or financial position.

NOTE 3. RESTRUCTURING COSTS, ASSET IMPAIRMENT AND INVENTORY CHARGES

        During 2001, the Company announced a restructuring program in response to macro-economic and capital spending issues affecting the communications industry. The Company recorded a pre-tax restructuring charge of $25.1 million in accordance with EITF 94-3, a pre-tax asset impairment charge of $33.8 million in accordance with SFAS 121, and a pre-tax inventory charge of $110.3 million to revalue inventory and provide for excess and obsolete inventory. The restructuring costs and asset impairment charges are classified as operating expenses, while the inventory charge is classified as a cost of goods sold. The following paragraphs provide detailed information on each of these charges recorded in 2001.

Restructuring

        The restructuring program includes a worldwide workforce reduction, consolidation of excess facilities and write-off of obsolete equipment therein, contract termination charges, and other shutdown costs. The restructuring charge is comprised of the following (in millions):

Restructuring Costs December 31, 2001
Worldwide workforce reduction	$11.0
Facilities closures	7.4
Obsolete equipment write-off	3.1
Contract termination costs	3.4
Other shutdown costs	0.2

Total	$25.1

        The $11.0 million restructuring charge for workforce reduction is related to approximately 4,650 positions identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. Of the remaining positions identified for elimination, approximately 575 were located in the United States and the balance of approximately 175 were located at the Company's other overseas locations, primarily in Europe. As of December 31, 2001, approximately 4,620 employees have been released. The remaining positions are expected to be eliminated during the first quarter of 2002. In connection with these reductions, approximately $9.6 million of severance and related benefits have been paid and applied against the accrual. The remaining severance and related benefits are expected to be paid during the first quarter of 2002. Since this only represents specific employee terminations identified as of December 31, 2001, further charges may be necessary in future periods if additional terminations are identified.

        The $7.4 million charge for facilities closures is related to office space and facilities that are being vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2005. As of December 31, 2001, approximately $2.8 million has been paid and applied against the accrual for facilities closures. The Company facilities being vacated are located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe. In connection with these closures, the Company recorded an accrual of approximately $3.1 million for obsolete equipment at these locations. As of December 31, 2001, $2.0 million has been disposed of and applied against the accrual for obsolete equipment.

        The provision for contract termination costs of $3.4 million is primarily related to cancellation charges incurred to release the Company of certain purchase obligations to a significant supplier. Under the terms of the cancellation agreements, no future delivery of products or services will be made to the Company. Cash payments made in relation to this provision were $3.3 million as of December 31, 2001.

        A summary of the restructuring costs and activity during the year is as follows (in millions):

	Total Restructuring Costs	Paid and Applied Against Reserve	Restructuring Liabilities at December 31, 2001
Worldwide workforce reduction	$11.0	$9.6	$1.4
Facilities closures	7.4	2.8	4.6
Obsolete equipment write-off	3.1	2.0	1.1
Contract termination costs	3.4	3.3	0.1
Other shutdown costs	0.2	—	0.2

Total	$25.1	$17.7	$7.4

Impairment of Fixed Assets and Purchased Intangible Assets

        Due to the decline in business conditions in 2001, the Company performed impairment reviews in accordance with SFAS 121 to determine whether any of the Company's assets were impaired.

        During the second and third quarters of 2001, the Company determined that the downturn in the communications infrastructure industry was more severe than previously forecast. Accordingly, the Company decided to remove what was becoming excess manufacturing equipment from production and put it into storage indefinitely, and to delay installation of new manufacturing equipment that had been recently delivered. This equipment was written down to fair value, resulting in a pre-tax impairment charge of $14.4 million during 2001.

        During the fourth quarter of 2001, the Company recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. The Company decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. The Company also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The balance of other intangible items written off were related to assembled workforces acquired in previous business combinations that were laid off as part of the Company's 2001 restructuring program.

Inventory

        During the second and third quarters of 2001, prices of certain inventory components began decreasing as the market became saturated with these types of components and the Company secured lower contract prices on components. Accordingly, the Company revalued its inventory on-hand, as well as inventory that it was required to take delivery of, to the lower of cost or market. This analysis resulted in an inventory charge of $51.2 million. At the same time, the Company continued to receive shipments of inventory components that would not be sold in the foreseeable future. Therefore, the Company analyzed its entire inventory to determine what was excess and obsolete with significant input from the engineering staff. This analysis was conducted by part number and resulted in a $56.1 million charge for excess and obsolete inventory. During 2001, the Company sold $638 thousand of this inventory, which resulted in a benefit to the Company's gross margin of less than 0.2%. Lastly, during 2001 the Company recorded a charge of $3.0 million for costs associated with discontinued products.

NOTE 4. ACQUISITIONS

        On May 16, 2000, the Company acquired Norwegian-based Powec for approximately $74.5 million in cash including $2.5 million in acquisition costs, 428,070 shares of the Company's common stock, and assumption of $12.0 million of Powec's debt. The market value of the Company's common stock on the date of acquisition was $29.75 per share. During the second quarter of 2001, $6.3 million in cash and 28,154 shares of Company stock valued at $657 thousand were paid to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance. Certain additional payments may be made to certain Powec stockholders based on the attainment of defined operational performance objectives through 2003. The Company expects to pay approximately $100 thousand in 2002 for 2001 performance. The maximum aggregate additional consideration that could be earned in 2002 and 2003 is $3.3 million. As of December 31, 2001, no accruals had been made for possible future payments.

        Powec is a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry. Current Powec customers include Nokia, Vodafone, and Ericsson. During 2001, Powec became part of the Company's Energy Solutions division.

        On May 16, 2000, the Company also acquired a telecommunications product line from Eldec for $14.0 million in cash. This product line includes the exclusive distribution rights for Powec's products in North, South and Central America and extensive relationships with telecommunication equipment manufacturers such as Motorola, Ericsson, and Nokia US. In 2001 the Company discontinued this product line and wrote off $11.0 million of goodwill associated with its acquisition.

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

	Year Ended December 31,
	2000	1999
	(In thousands, except per share amounts)
Net sales	$536,625	$293,164
Net income	$44,162	$3,762
Basic earnings per share	$0.60	$0.06
Diluted earnings per share	$0.57	$0.06

        The pro forma financial information does not necessarily reflect the operating results that would have occurred had the acquisitions been consummated as of the above dates, nor is such information indicative of future operating results.

        On February 29, 2000, the Company acquired HC Power; the former shareholders of HC Power received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HC Power outstanding on the effective date of the merger. Of the total shares issued, 636,351 shares were placed in an escrow to fund possible claims for indemnification under the merger agreement. The Company authorized distribution of 536,349 shares from the escrow fund in 2001. The remaining 100,002 shares were released to and retained by Power-One pursuant to full settlement and resolution, without admission of liability by either party, of all disputed claims associated with a claim for indemnification asserted by the Company in March 2001. The merger has been accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to give retroactive effect to the acquisition of HC Power by the Company.

        HC Power is based in Costa Mesa, California and is a supplier of DC power systems for telecommunications and Internet service providers. Current HC Power customers include Motorola, Teleglobe, Qwest Communications, Cingular Wireless and CEA Telecom. During 2001, HC Power became part of the Company's Energy Solutions division.

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

        On January 29, 1999, the Company completed its purchase of IPD for $31.8 million, including capitalized lease obligations and other indebtedness of IPD. The total cash consideration paid was $28.3 million plus approximately $1.2 million of transaction related costs. In addition, the Company paid $13 million to IPD's former shareholders in the second quarter of 2000 since IPD attained certain defined operational performance objectives in the 13-month period ended March 31, 2000. The purchase price was negotiated at arms length with IPD, with which the Company had no prior relationship. The source of funds for the acquisition was a combination of the Company's available cash, as well as advances totaling approximately $28 million under the Company's then-existing credit facility. In a separate transaction, the Company acquired IPD's manufacturing facility from a separate partnership for its appraised value. The purchase of the manufacturing facility was completed in the second quarter of 1999 for approximately $4.3 million and was funded by additional borrowings from credit facilities.

        IPD was combined with the Company's Advanced Power Solutions ("APS") division during 2001. IPD was a Boston-based company that supplied high-density DC/DC power supplies, which it distributed primarily in North America. High density DC/DC power technology is preferred in applications using high speed/low voltage logic, including the voice and data communications industries. APS sells over 1,000 IPD models of high-density DC/DC products to leading communications infrastructure equipment manufacturers. Current APS DC/DC customers include Cisco Systems, Nortel Networks, Samsung and Alcatel. As part of the acquisition, the Company also acquired IPD's 49% ownership position in Shenzhen SED-IPD International Electronic Device Co., Ltd., a joint venture based in Shenzhen, China. This joint venture is accounted for using the equity method of accounting.

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

NOTE 5. INVENTORIES

        Inventories, inclusive of the inventory charges recorded and discussed in Note 3, consist of the following (in thousands):

	December 31,
	2001	2000
Raw materials	$100,450	$189,131
Subassemblies-in-process	9,013	19,845
Finished goods	16,219	16,145

	$125,682	$225,121

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Land	$1,959	$1,969
Buildings (useful lives of 20—30 years)	22,996	22,371
Factory and office equipment (useful lives of 3 to 10 years)	87,953	83,609
Vehicles (useful lives of 3 to 7 years)	1,216	1,228
Leasehold improvements (useful lives of 5 to 10 years)	8,422	4,971
Construction in progress	23,481	23,016

	146,027	137,164
Less accumulated depreciation and amortization	48,611	33,144

	$97,416	$104,020

        Factory and office equipment under capital leases included in property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Cost	$2,339	$2,688
Less accumulated depreciation and amortization	2,018	1,598

	$321	$1,090

NOTE 7. CREDIT FACILITIES

        On May 10, 2000, the Company entered into a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provided the Company with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facility bore interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates as selected by the Company: LIBOR plus a margin of 1.25% to 2.25%, or the bank's base rate plus a margin of 0% to 1.00%. The Revolving Loan

Agreement contained customary covenants including restrictions on additional borrowings, leases, capital expenditures and dividends. It also contained financial covenants relating to net worth, maximum leverage and minimum fixed charge coverage. The Company was restricted in making investments of more than $10 million, acquisitions of $30 million or more, or mergers or sales of substantially all of its assets without the banks' approval, and was required to use the proceeds of any public offering of its stock to pay off any indebtedness then outstanding under the Revolving Loan Agreement. Borrowings under this line of credit were collateralized by the capital stock of each of the Company's significant domestic subsidiaries and 65% of the capital stock of each of the Company's directly owned foreign subsidiaries.

        During the year ended December 31, 2001, the Company fell out of compliance with certain debt covenants and began working closely with the banking group to restructure the Revolving Loan Facility. The Company evaluated the proposals set forth by the banking group and determined that the costs of restructuring the Revolving Loan Facility outweighed the benefits of retaining it. Accordingly, the Company decided not to seek an amended credit facility. On November 16, 2001 the Company repaid the entire outstanding balance of $13.3 million, which carried a weighted-average interest rate of 4.9%, and terminated the Revolving Loan Facility. In connection with terminating the Revolving Loan Facility, the Company wrote off approximately $1.1 million of capitalized financing costs. The Company expects to establish a new revolving credit facility with more favorable terms during the fiscal year 2002.

        The Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of the Melcher and Powec acquisitions in 1998 and 2000, respectively. The aggregate limit on all credit facilities is approximately $11.1 million. The credit facilities bear interest on amounts outstanding at various time intervals based on published market rates, such as Swiss LIBOR. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2001, the total outstanding balance on all credit facilities was $2.3 million at a weighted-average interest rate of 7.3%. Of this balance, $1.4 million was classified as current credit facilities payable at December 31, 2001 and $904 thousand was included in current portion of long-term debt.

        In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.0 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 8.8% at December 31, 2001, and is payable in semiannual installments until its maturity date in July 2019. At December 31, 2001, the current and long-term amounts outstanding under this loan were $444 thousand and $7.6 million, respectively.

        In the first quarter of 2000, the Company repaid the outstanding balance on HC Power's $8.0 million revolving loan and $1.0 million equipment line of credit and terminated the agreements. Total principal amounts repaid were $6.2 million and $300 thousand respectively. At December 31, 1999, amounts outstanding under the revolving loan and the equipment line of credit were $3.5 million and $321 thousand, respectively, at an interest rate of 8.5% and 9.0%, respectively. The loans were collateralized by substantially all of HC Power's assets.

        At December 31, 2001 and 2000, short-term amounts, including current portion of long-term debt, outstanding under all credit agreements with banks, including the mortgage loan described in Note 8, were $2.7 million and $11.9 million, respectively. At December 31, 2001 and 2000, long-term amounts outstanding under all credit and loan agreements with banks were $7.6 million and $9.1 million, respectively.

NOTE 8. BORROWINGS

        Long-term debt consists primarily of borrowings made by the Company's European subsidiaries which are denominated in Swiss francs and Norwegian kroner. Long-term debt outstanding at December 31, 2001 and 2000 was as follows (in thousands):

	December 31,
	2001	2000
Term loans maturing June 2, 2002, payable to a bank. Interest is payable quarterly in arrears at rates ranging between 3.4% and 5.0%. The loan is collateralized by real property owned by the Company (net book value of $2,801 and $3,060 at December 31, 2001 and 2000, respectively)	$603	$1,243
Term loans maturing between November 24, 2000 and October 7, 2002, payable to a bank. Interest is payable quarterly in arrears at rates ranging between 3.6% and 5.0%	301	1,866
Mortgage loan for building due July 15, 2019, payable to a bank in semi-annual payments of $222, including interest at the bank's rate plus 0.5%, or 8.8% at December 31, 2001. The loan is collateralized by the building (net book value of $8,981 and $9,124 at December 31, 2001 and 2000, respectively)	8,003	8,652

	8,907	11,761
Less current portion	1,348	2,630

Long-term debt, less current portion	$7,559	$9,131

        The long-term debt matures as follows (in thousands):

Years Ending December 31,
2002	$1,348
2003	444
2004	444
2005	444
2006	444
2007 and thereafter	5,783

$8,907

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in thousands):

	December 31,
	2001	2000
Accrued bonuses	$1,941	$7,938
Accrued payroll and related expenses	4,059	5,642
Accrued warranties	3,148	2,810
Other accrued expenses	13,446	12,822

	$22,594	$29,212

NOTE 10. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases its production and office facilities in Camarillo, California under a lease agreement expiring in 2004. The lease provides for increases each five years under a formula based upon changes in the consumer price index.

        The Company also leases office and manufacturing facilities in Orange County, California under lease agreements expiring through November 2006. One of the leases provides for increases every 30 months. Additionally, the Company also leases several vehicles with leases expiring through 2003.

        The Company leases its research and development facilities in Andover, Massachusetts under a lease agreement expiring in 2011.

        The Company leases manufacturing facilities in Puerto Rico and the Dominican Republic. The leases in Puerto Rico and the Dominican Republic expire at various dates through 2008 and provide for renewal options of ten years in Puerto Rico and six years in the Dominican Republic.

        The Company leases office and manufacturing facilities in Switzerland, France, Italy, Germany, the Netherlands, and Ireland. The leases expire at various dates through 2009 and provide for renewal options ranging from three months to six years. In addition, Melcher and IPD lease certain factory and office equipment under capital lease agreements.

        The Company leases office and manufacturing facilities in the United Kingdom, Australia, Hong Kong, Singapore, Sweden, Finland, and Germany. The leases expire at various dates through 2005 and provide for varying renewal options.

        Future minimum lease payments for operating leases and the present value of minimum lease payments under capital leases as of December 31, 2001 are as follows (in thousands):

Years Ending December 31,	Capital Leases	Operating Leases
2002	$256	$6,294
2003	41	6,089
2004	—	5,309
2005	—	4,109
2006	—	2,909
2007 and thereafter	—	5,570

Total minimum lease payments	297	$30,280

Less amount representing interest	13

Present value of minimum lease payments	284
Less current obligation under capital leases	245

Obligations under capital leases, excluding current installments	$39

        Total rent expense was approximately $5.5 million, $4.5 million and $3.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Approximately $3.2 million of operating lease commitments have been reserved for in the restructuring charge accrual.

        Legal Proceedings—The Company is involved in certain claims and legal proceedings, including one patent dispute, that arise in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint was filed on February 5, 2001, and service of the Summons and Complaint was made upon Power-One on March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of potential recoverable damages. Further proceedings are pending.

        As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisitions of Melcher AG and International Power Devices, Inc. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in escrow.

NOTE 11. COMMON STOCK

        On September 20, 1999, the Company completed a secondary public stock offering of 19,500,000 shares of the Company's common stock at an offering price of $8.33. In connection with the offering,

the Company granted the underwriters an over-allotment option to purchase up to an additional 2,925,000 shares of the common stock at the public offering price of $8.33 per share. On October 14, 1999, the underwriters exercised their over-allotment option. The Company sold 14,925,000 of these shares. The remaining 7,500,000 shares were sold by certain stockholders, and the Company did not receive any proceeds from the sale of these shares. The gross proceeds of the 14,925,000 shares were $124.4 million. The Company incurred approximately $6.1 million in costs in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, the Company's net proceeds were $118.3 million.

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

        On November 2, 2000, the Company entered into an underwriting agreement for the sale by the Company of 4,000,000 shares of its common stock at an offering price of $70.50. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase up to an additional 500,000 shares of the common stock at the public offering price of $70.50 per share. Morgan Stanley Dean Witter acted as the sole underwriter in the transaction, and the issue was underwritten on a "bought-deal basis". On November 7, 2000, the underwriter exercised in full the over-allotment option of 500,000 additional shares of common stock. The gross proceeds of the 4,500,000 shares were $317.2 million. The Company incurred approximately $2.7 million in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, the Company's net proceeds were $314.5 million.

        Deferred Compensation Plan—On October 4, 2001, the Company's Board of Directors approved a Deferred Compensation Plan (the "Deferred Plan"). The purpose of the Deferred Plan is to motivate and retain eligible employees and non-employee directors by permitting them to defer compensation into stock units that will be paid out in the form of shares of the Company's common stock. For the period beginning on October 22, 2001 and ending on October 20, 2002 (the "Deferral Period"), eligible employees may elect irrevocably to defer up to 50% of their base salary and eligible directors may elect irrevocably to defer up to 100% of their compensation relating to regularly scheduled meetings. The Company will match the deferral at 100%. The Deferred Plan provides for these amounts to be settled in the Company's common stock on the first day following the first public release of actual earnings of the Company for the fiscal year ending December 31, 2002 (the "Payment Date"). For participants under the Plan as of October 31, 2001, the number of shares of the Company's common stock to be distributed to the employee or director on the Payment Date will be equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by $6.00. Participants (i.e. new employees) entering the Plan after October 31, 2001 will receive a number of shares of the Company's common stock on the Payment Date equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by the average of the Company's stock price over the ten trading days preceding the first day of the Company's applicable pay period which follows the participant's irrevocable election to participate.

        The Company is recognizing the amount deferred by the employees and directors as compensation expense ratably during the Deferral Period. The Company is recognizing the amount matched by the Company as compensation expense ratably during the period beginning on October 22, 2001 and ending on the Payment Date. Compensation expense recognized by the Company is equal to the total number of shares to be distributed to each employee and director multiplied by the fair market value on the measurement date, October 18, 2001. For the year ended December 31, 2001, the Company recorded approximately $2.2 million in compensation expense related to the Deferred Plan.

        The stock unit equivalent of the amount deferred by the employee vests at the end of each pay period, whereas the stock unit equivalent of the Company's match vests on the Payment Date. The Plan provides for certain prorating of vesting and for distribution of shares in the event employment or director service ends (either voluntarily or involuntarily) before the Payment Date. At December 31, 2001, there were approximately 144,000 stock units vested under the Deferred Plan. Additionally, as of December 31, 2001, 1,172 shares of the Company's common stock had been issued in connection with the provisions of the Plan relating to terminations of employment prior to the Payment Date. The total number of shares expected to be issued on the Payment Date in connection with this plan is approximately 1,500,000 shares.

        HC Power Stock Issuances—HC Power provided stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HC Power common stock to the employees over specified vesting periods, ranging from three to 12 years. All stock bonus agreements contained accelerated vesting provisions upon a change of control of HC Power. The stock bonuses have been recognized as compensation expense in the period of grant. The compensation expense was determined based on the fair market value at the date of grant. In 1999, 161,481 shares were granted to employees and compensation expense of $486,000 was recognized. At December 31, 1999, 146,940 shares were unvested. The unvested shares vested and were granted at the time of merger with Power-One. 812,925 shares of the Company's common stock were issued to certain employees of HC Power in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was based on $16.38 per share, the fair value of the Company's common stock on February 29, 2000. Additionally, the Company recorded a $2.2 million tax benefit to additional paid-in capital in the second quarter of 2000 on the disposition of 812,925 shares of the Company's common stock made by certain employees of HC Power.

        Stock Options—In February 1996, the Board of Directors approved a stock option plan for the issuance of 3,000,000 shares of common stock (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. The Company can issue either qualified or non-qualified stock options under the 1996 Plan. At December 31, 2001 15,782,585 shares were reserved under the 1996 plan, of which 4,616,435 were available for future grants. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. Their existing options vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. In connection with the issuance of stock options in March and June of 1997, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $190 thousand, which is being amortized over the seven-year vesting period of the options. For the years ended December 31, 2001, 2000 and 1999, $27 thousand in compensation expense was recognized each year. Subsequent to 1997, all options have been granted at fair market value.

        In September 2001, the Board of Directors approved a stock option plan for the issuance of 2,500,000 shares of common stock (the "2001 Plan"). The Company can only issue non-qualified stock options under the 2001 Plan, and may not issue options under the 2001 Plan to a member of the Board of Directors or an executive officer (i.e. an officer as defined under and subject to Sec. 16 of the Securities Exchange Act of 1934). At December 31, 2001, 40,735 shares of common stock were available for future grants under the 2001 Plan. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. Options granted under the 2001 Plan generally vest over four years. All options under the 2001 Plan have been granted at fair market value.

        Total options exercisable under both the 1996 and 2001 Plans as of December 31, 2001, 2000 and 1999 were 3,192,720, 999,862 and 1,522,149 options, respectively.

        Stock option activity of the Company is as follows:

	Number of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding—December 31, 1998	4,156,845	$ 0.33-$ 4.67	$1.99
Options granted	1,422,000	$ 2.33-$ 9.94	$4.57
Options exercised	(164,325)	$ 0.33-$ 4.67	$2.31
Options canceled	(136,905)	$ 2.04-$ 3.46	$2.99

Options outstanding—December 31, 1999	5,277,615	$ 0.33-$ 9.94	$2.65
Options granted	4,265,351	$11.17-$83.75	$22.60
Options exercised	(748,016)	$ 0.33-$ 9.55	$2.07
Options cancelled	(207,940)	$ 2.05-$58.55	$9.28

Options outstanding—December 31, 2000	8,587,010	$ 0.33-$83.75	$12.43
Options granted	5,028,965	$ 5.77-$35.88	$7.03
Options exercised	(424,971)	$ 0.33-$20.88	$4.26
Options cancelled	(982,362)	$ 0.50-$83.75	$12.94

Options outstanding—December 31, 2001	12,208,642	$ 0.33-$95.00	$10.43

        The Company accounts for its plans in accordance with APB No. 25. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," net income and basic and diluted EPS would have been as follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Net income (loss):
As reported	$(185,903)	$43,891	$11,554
Pro forma	$(200,063)	$34,952	$10,488
Basic earnings (loss) per share:
As reported	$(2.36)	$0.59	$0.19
Pro forma	$(2.54)	$0.47	$0.17
Diluted earnings (loss) per share:
As reported	$(2.36)	$0.56	$0.18
Pro forma	$(2.54)	$0.45	$0.17

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in 2001, 2000 and 1999: risk-free interest rate of 4.9%, 6.2% and 5.79%, respectively; expected volatility of 111.9%, 87.6% and 76.9%, respectively; an expected option life of 6.5, 7.5 and 7.5 years, respectively; and no expected dividends for each of the three years. The fair value of stock options granted were $28.1 million, $79.1 million and $5.0 million 2001, 2000 and 1999 respectively.

        The following table summarizes information regarding options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.33-$ 0.33	861,270	4.25 yrs	$0.33	861,270	$0.33
$ 0.50-$ 2.05	1,281,158	6.75 yrs	$1.98	600,269	$1.95
$ 2.32-$ 4.67	1,188,234	6.63 yrs	$3.63	634,871	$3.92
$ 4.71-$ 5.77	4,642,550	9.54 yrs	$5.76	116,160	$5.62
$ 6.27-$16.38	1,535,875	8.07 yrs	$12.76	348,325	$12.57
$16.64-$20.88	1,654,650	8.40 yrs	$20.40	375,347	$20.71
$20.88-$42.31	647,850	8.49 yrs	$26.70	149,693	$25.74
$47.50-$95.00	397,055	8.55 yrs	$57.29	106,785	$57.92

$ 0.33-$95.00	12,208,642	8.16 yrs	$10.43	3,192,720	$8.40

        Employee Stock Purchase Plan—The Company has adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9,000,000 shares are reserved for purchase by employees. Substantially all of the Company's domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever is lower. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 2001, 2000 and 1999 there were 166,992, 105,937 and 59,598 shares issued cumulatively under this plan, respectively.

NOTE 12. PROFIT SHARING PLANS

        The Company has 401(k) profit sharing plans covering all domestic employees, subject to certain participation, age and vesting requirements. The plans provide that the Company will partially match employee contributions at either a discretionary amount or up to specified percentages. Total Company contributions were $674 thousand, $454 thousand and $255 thousand for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 13. BUSINESS GEOGRAPHICAL LOCATIONS

        The Company operates as one segment in accordance with SFAS 131. The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 in order to combine segments. Our products are all power conversion products primarily geared toward the communications industry, and our sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. The same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and our products are distributed through common channels and distributor networks.

        The Company has manufacturing and research and development operations in the United States, Mexico, Dominican Republic, Puerto Rico, Switzerland, Slovakia, Norway, Ireland and China. The Company's operations in Puerto Rico are considered part of the United States. The following table summarizes the Company's revenues and long lived assets in different geographic locations (in thousands):

	Year Ended December 31,
	2001	2000	1999
Revenues:(a)
United States	$189,052	$353,112	$173,529
Canada	29,692	19,374	10,671
United Kingdom	33,717	31,749	11,576
Other European countries	68,295	57,397	33,541
Other foreign countries	42,971	49,323	7,840

Total	$363,727	$510,955	$237,157

Long-Lived Assets:
United States	$76,717	$100,897
Norway	89,232	89,515
Dominican Republic	23,302	22,969
Mexico	21,742	29,669
Switzerland	16,772	27,825
Other foreign countries	6,964	7,679

Total	$234,729	$278,554

(a)
Revenues are attributable to countries based on location of customer

NOTE 14. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
United States	$(140,735)	$39,455	$7,718
Non-United States	(46,117)	26,931	10,294

Total	$(186,852)	$66,386	$18,012

        The components of provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$(6,452)	$13,582	$3,424
State	472	4,043	929
Foreign	4,663	5,729	3,006

Total current	(1,317)	23,354	7,359
Deferred:
Federal	1,111	394	(457)
State	226	225	(119)
Foreign	(969)	(1,478)	(325)

Total deferred	368	(859)	(901)
Provision (benefit) for income taxes	$(949)	$22,495	$6,458

        The components of deferred tax assets (liabilities) are as follows (in thousands):

	Year Ended December 31,
	2001			2000
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$465	$88	$—	$670	$163	$—
Sales discount reserve	576	109	—	366	94	—
Bad debt reserve	1,470	278	(412)	624	153	(60)
Inventory reserve	22,249	4,202	3	1,681	414	(116)
Warranty reserve	1,144	216	124	453	104	189
Deferred Compensation	765	144	5	—	—	—
State taxes	95	—	—	53	—	—
Inventory overheads	—	—	(422)	—	—	(826)
Litigation reserves	—	—	(25)	—	—	(98)
NOL	—	—	—	—	—	201
Other	460	86	(382)	446	97	(81)

Subtotal	27,224	5,123	(1,109)	4,293	1,025	(791)
Valuation Allowance	(27,224)	(5,123)	(757)	—	—	—

Total current	—	—	(1,866)	4,293	1,025	(791)
Non-current:
NOL	15,239	2,480	1,906	—	—	—
Intangible assets	3,722	703	(6,112)	(1,512)	(380)	(7,091)
Restructuring Allowance	2,133	403	—	—	—	—
Fixed assets	(1,658)	(313)	(84)	(1,688)	(434)	(1,068)
Other	596	7	(425)	18	15	(179)

Subtotal	20,032	3,280	(4,715)	(3,182)	(799)	(8,338)
Valuation Allowance	(20,032)	(3,280)	(2,406)	—	—	—

Total non-current	—	—	(7,121)	(3,182)	(799)	(8,338)
Net deferred tax assets (liabilities)	$—	$—	$(8,987)	$1,111	$226	$(9,129)

        Net deferred tax liabilities amounting to $8.0 million were acquired by the Company through the acquisition of Powec in 2000.

        The Company records a deferred tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company may record a valuation allowance against these deferred tax assets in accordance with SFAS 109 when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future. During 2001, the Company recorded a $58.8 million valuation allowance against deferred tax assets.

        A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in thousands):

	Year Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(65,389)	(35)	$22,437	34	$5,614	31
Foreign income taxed at lower rates	14,200	8	(4,104)	(6)	(1,438)	(8)
State taxes	811	—	2,779	4	534	3
IPD non-deductible goodwill	943	—	875	1	559	3
IPD non-deductible in-process research and development	—	—	—	—	1,122	7
Other	(1,933)	(1)	508	1	67	—
Valuation Allowance net of state taxes	50,419	27	—	—	—	—

	$(949)	(1)	$22,495	34%	$6,458	36%

        As of December 31, 2001, the Company had net operating loss carry forwards for U.S. federal and state income tax purposes of approximately $43.5 million and $37.5 million, respectively. These operating loss carry forwards expire in various years beginning in 2021 and 2011, respectively. The Company also has foreign NOLs in various countries.

        On March 9, 2002, the Job Creation and Worker Assistance Act was signed into law. Among other provisions, the act temporarily extends the general NOL carryback period to five years (from two years). The provision is effective for NOLs generated in taxable years after December 31, 2000. This act will allow the Company to obtain an additional tax refund of approximately $4.7 million.

        SFAS 109 requires that the effect of an enacted change in tax laws or rates be included in income from continuing operations in the period that includes the enactment date. Therefore, the income tax provision and related valuation allowance for the year ended December 31, 2001 was not adjusted to reflect the provisions of the new tax law. Any benefit related to the tax act will be recognized in 2002.

NOTE 15. RELATED PARTY TRANSACTIONS

        Stephens, Inc., a significant stockholder, provided financial advisory services of approximately $79 thousand, $2.8 million and $710 thousand for the years ended December 31, 2001, 2000 and 1999, respectively. These services are related to the acquisitions of HC Power and Powec in 2000 and IPD in 1999. The Company had zero and $100 thousand in accounts payable to Stephens, Inc., at December 31, 2001 and 2000, respectively. An officer of Stephens, Inc. is on the Company's Board of Directors.

        O'Melveny & Myers LLP provided general legal services of approximately $575 thousand and $1.9 million for the years ended December 31, 2001 and 2000, respectively. An O'Melveny & Myers LLP partner was elected to the Company's Board of Directors during the year ended December 31, 2000. The Company had no payables to O'Melveny & Myers LLP at December 31, 2001 and 2000.

NOTE 16. RESEARCH AND DEVELOPMENT

        Research and development expenses were $23.5 million, $19.2 million and $10.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 17. INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):

	December 31,
	2001	2000
Goodwill and trade name	$106,722	$122,291
Product technology	27,252	27,516
Distribution network	5,207	5,207
Assembled workforce	796	1,614
License agreement	190	5,020
Sales force	—	675
Other	23,383	23,812

	163,550	186,135
Less accumulated amortization	33,563	23,336

	$129,987	$162,799

        During 2001, the Company recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. The Company decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. The Company also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The net book value of other intangible items written off consisted of $906 thousand for assembled workforce and salesforce acquired in previous business combinations that were laid off as part of the Company's 2001 restructuring program.

        Additionally, the Company reviewed its technology investments in light of current market conditions. As a result of the Company's analysis and assessment of the investments, a net book value of approximately $7.5 million was written-off, of which $4.8 million affected intangibles.

        During the second quarter of the year ended December 31, 2001, the Company paid $7.0 million in cash and stock to the sellers of Powec as earnout consideration for operational performance for the year ended December 31, 2000, pursuant to the terms of the acquisition agreement. This additional consideration has been recorded as an addition to goodwill related to the Powec acquisition.

        The Company anticipates approximately $100 thousand in earnout consideration for operational performance for the year ended December 31, 2001. The maximum future earnout consideration for operational performance for the years ending December 31, 2002 through 2003 is $3.3 million in total.

Because the amount of each year's earnout is not reasonably determinable and is yet unearned, no accrual for earnout has been recorded for future periods.

NOTE 18. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in thousands, except per share data):

	Year Ended December 31,
	2001			2000			1999
	(Loss)	Average Shares	Per Share	Income	Average Shares	Per Share	Income	Average Shares	Per Share
Net income (loss)	$(185,903)			$43,891			$11,554
Basic shares outstanding		78,759			73,957			60,597

Basic earnings (loss) per share	(185,903)	78,759	$(2.36)	43,891	73,957	$0.59	11,554	60,597	$0.19

Dilutive securities					3,914			1,872

Diluted earnings (loss) per share	$(185,903)	78,759	$(2.36)	$43,891	77,871	$0.56	$11,554	62,469	$0.18

        The dilutive effect of stock options outstanding at December 31, 2001 was not included in the calculation of diluted loss per share for the year ended December 31, 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. The weighted average number of such options excluded from the diluted loss per share computation was approximately 2,486,699 for the year ended December 31, 2001.

        Additionally, the Company had 2,827,108, 1,679,940 and 225,745 potential anti-dilutive shares at December 31, 2001, 2000 and 1999, respectively.

NOTE 19. NOTES RECEIVABLE

        At December 31, 2001, notes receivable include a note from a third party contractor consisting of current- and long-term amounts of $3.0 million and $13.5 million, respectively. At December 31, 2001 and 2000, the long-term notes receivable also included a note from an officer of the Company in the amount of $660 thousand pursuant to his employment contract. These notes mature in the first quarter of 2004 and bear interest of 7.25% and 5.5%, respectively.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE
2001 AND 2000 QUARTERS (unaudited)

(In thousands, except per share data)

	2001 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31(1)
Net sales	$169,852	$92,904	$53,096	$47,875
Gross profit (loss)	62,622	(58,912)	(13,715)	15,802
Income (loss) from operations	27,405	(118,982)	(62,234)	(30,011)
Net income (loss)	16,388	(80,362)	(43,275)	(78,654)
Diluted earnings (loss) per share	$0.20	$(1.02)	$(0.55)	$(1.00)
	2000 Quarters Ended
	Mar. 31	June 30	Sept. 30	Dec. 31
Net sales	$77,012	$113,839	$150,391	$169,713
Gross profit	32,056	44,809	57,901	64,244
Income (loss) from operations	(3,780)	18,872	26,206	29,282
Net income (loss)	(1,489)	10,596	15,966	18,818
Diluted earnings (loss) per share	$(0.02)	$0.14	$0.20	$0.23

(1)
During the fourth quarter, the Company recorded an asset impairment charge of $19.4 million related to certain intangible assets, and a deferred tax valuation allowance of $58.8 million against deferred tax assets.

POWER-ONE, INC.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

(In thousands)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Acquired Balances(2)	Deductions(3)	Change in Foreign Currency on Beginning Balance	Balance at End of Period
Allowance of doubtful accounts:
Year ended December 31
2001	$2,573	$3,379	—	$(1,103)	$(151)	$4,698
2000	1,918	886	241	(439)	(33)	2,573
1999	1,452	221	501	(192)	(64)	1,918
Accrued sales discounts and returns:
Year ended December 31
2001	1,066	13,515	—	(12,916)	—	1,665
2000	766	11,019	—	(10,719)	—	1,066
1999	752	1,572	—	(1,558)	—	766
Accrued warranties:
Year ended December 31
2001	2,810	1,276	—	(1,050)	112	3,148
2000	2,020	384	731	(221)	(104)	2,810
1999	1,890	607	150	(450)	(177)	2,020
(1)
For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provisions for estimated discounts and returns. For the accrued warranties, represents the provision for estimated warranties.

(2)
Beginning balance upon acquisition of IPD effective January 29, 1999 and of Powec effective May 16, 2000.

(3)
For the allowance for doubtful accounts, represents write off of bad debt. For the accrued sales discounts and returns, represents products returned from customer. For the accrued warranties, represents material used to satisfy customer warranty repairs.

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Report.

Description
2.1(a)	Stock and Loan Purchase Agreement effective August 31, 1998 between SBC Equity Partners Ltd., Defi Holding SA, Elektrowatt AG, Dr. Hans Grueter, Dr. Martin Schnider, Johann Milavec and Power-One, Inc. regarding the sale and purchase of shares in and certain convertible loans to Melcher Holding AG
2.2(b)	Agreement and Plan of Merger dated as of January 7, 1999, by and among Power-One, Inc., Power-One Acquisition Corp. and International Power Devices, Inc.
2.3(c)	Agreement and Plan of Merger dated as of February 11, 2000, by and among Power-One, Inc., Power-One Acquisition Corp. and HC Power Inc.
2.4(d)	Amended and Restated Stock Purchase Agreement entered into as of May 15, 2000 among Power-One, Inc. and the shareholders of Powec AS (Norway)
3.1(e)	Restated Certificate of Incorporation of the Company
3.2(f)	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3	Amended and Restated Bylaws of the Company
4.1(e)	Specimen Common Stock Certificate
4.2(h)
Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate
4.3(i)	Certificate of Designations of Junior Participating Preferred Stock of the Company
10.1(e)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.4(e)	P-E Tax Exemption Grant dated January 4, 1995
10.5(j)	Employee Stock Purchase Plan
10.6(g)
Revolving Loan Agreement among Power-One, Inc., International Power Devices, Inc., Melcher Holding AG, HC Power, Inc., certain lenders and Union Bank of California, N.A., as Administrative Agent and Lead Arranger, dated May 10, 2000
10.7(k)	Letter of Agreement between the Company and the President and Chief Operating Officer
10.8(l)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.9(m)	Power-One 2001 Deferred Compensation Plan, dated October 5, 2001
21	List of Subsidiaries
23	Independent Auditors' Consent
24	Power of Attorney (Contained on Signature Page)

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

(k)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2000 and filed on April 3, 2000

(l)
Previously filed on Form S-8 on September 28, 2000.

(m)
Previously filed on Form S-8 on October 5, 2000.

QuickLinks

FORM 10-K
TABLE OF CONTENTS
PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A—Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999