Form 10-Q
period 2002-03-31
POWER ONE INC
filed 2002-05-15
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 10, 2002, 79,105,986 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
NET SALES	$48,399	$169,852
COST OF GOODS SOLD	35,793	107,230

GROSS PROFIT	12,606	62,622
EXPENSES:
Selling, general and administrative	13,899	21,053
Engineering and quality assurance	8,300	10,426
Amortization of intangible assets	1,513	3,738
Restructuring costs	182	—

Total expenses	23,894	35,217
INCOME (LOSS) FROM OPERATIONS	(11,288)	27,405
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	595	1,706
Interest expense	(312)	(709)
Other income (expense), net	(212)	(488)

Total interest and other income (expense)	71	509

INCOME (LOSS) BEFORE INCOME TAX	(11,217)	27,914
PROVISION (BENEFIT) FOR INCOME TAXES	(3,970)	11,526

NET INCOME (LOSS)	$(7,247)	$16,388

BASIC EARNINGS (LOSS) PER SHARE	$(0.09)	$0.21

DILUTED EARNINGS (LOSS) PER SHARE	$(0.09)	$0.20

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	79,407	78,549

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	79,407	81,599

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,619	$79,671
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,200 at March 31, 2002; $4,698 at December 31, 2001	44,218	45,064
Other	4,591	7,190
Notes Receivable	3,000	3,000
Inventories	120,225	125,682
Refundable income taxes	3,454	5,227
Prepaid expenses and other current assets	5,117	5,536

Total current assets	266,224	271,370
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $51,273 at March 31, 2002; $48,611 at December 31, 2001	93,423	97,416
INTANGIBLE ASSETS, net	130,492	129,987
NOTES RECEIVABLE	14,136	14,136
OTHER ASSETS	7,813	7,326

TOTAL ASSETS	$512,088	$520,235

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$15	$736
Bank credit facilities	—	1,395
Current portion of long-term debt	1,359	1,348
Current portion of long-term capital leases	112	245
Accounts payable	17,651	19,302
Restructuring reserve	5,849	7,363
Deferred income taxes	2,235	1,866
Other accrued expenses	21,596	22,594

Total current liabilities	48,817	54,849
LONG-TERM DEBT, less current portion	7,524	7,559
LONG-TERM CAPITAL LEASES, less current portion	39	39
DEFERRED INCOME TAXES	6,901	7,121
OTHER LIABILITIES	601	464
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 79,045 and 78,913 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively, net of 100 treasury shares	79	79
Additional paid-in-capital	573,837	570,427
Accumulated other comprehensive loss	(4,073)	(5,913)
Accumulated deficit	(121,637)	(114,390)

Total stockholders' equity	448,206	450,203

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$512,088	$520,235

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,247)	$16,388
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,484	7,793
Stock compensation	2,808	7
Net gain on disposal of property and equipment	(12)	—
Deferred income taxes	(126)	(89)
Changes in operating assets and liabilities:
Accounts receivable, net	3,437	(20,618)
Inventories	5,705	2,125
Refundable income taxes	1,773	—
Prepaid expenses and other current assets	433	(2,205)
Accounts payable	(1,364)	(26,792)
Accrued expenses	(994)	7,046
Restructuring reserve	(957)	—
Other liabilities	148	7

Net cash provided by (used in) operating activities	9,088	(16,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,023)	(20,465)
Proceeds from sale of property and equipment	59	19
Other assets	(478)	1,850

Net cash used in investing activities	(1,442)	(18,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings on bank credit facilities	(1,404)	(1,175)
Bank overdraft	(712)	4,301
Repayments of long-term debt	(226)	(1,370)
Principal payments under capital lease obligations	(133)	(168)
Issuance of common stock-net	602	863

Net cash provided by (used in) financing activities	(1,873)	2,451

EFFECT OF EXCHANGE RATE CHANGES ON CASH	175	(428)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,948	(32,911)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,671	137,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$85,619	$104,202

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for
Interest	$361	$577
Income taxes	$(7,253)	$1,973

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
NET INCOME (LOSS)	$(7,247)	$16,388
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,840	(6,648)

COMPREHENSIVE INCOME (LOSS)	$(5,407)	$9,740

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 on Form 10-K.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three-month periods ended April 1, 2001 as March 31, 2001. The Sunday nearest to March 31, 2002 coincides with March 31, 2002.

        Unless otherwise noted, tabular quantities are in thousands, except per share amounts.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

        Revenue Recognition—The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).

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

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method, or average costing method) or market. Slow moving and obsolete inventory are identified and written off quarterly. To calculate the write-off amount, the Company compares the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are extended at the standard unit cost. The engineering and purchasing departments review the initial list of slow moving and obsolete items. The engineering and purchasing groups identify items that have alternative uses in new or existing products. These items are excluded from the analysis. The total amount of slow moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts contracted to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price have also been established.

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

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998, of IPD in 1999 and of Powec in 2000 which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," only intangible assets with definite lives are amortized. Goodwill and the Company's trade name are deemed to have indefinite lives and are not amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

        Impairment of Long-Lived Assets—The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing their forecasted undiscounted net cash flows to their carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        Restructuring Costs—The Company records restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3. Restructuring costs relate to the downsizing of the Company's operations and primarily consist of specific charges that the Company has incurred and will incur with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties.

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates.

        Under the provisions of the Puerto Rico Industrial Incentives Act of 1987, the Company's subsidiary Power-Electronics ("P-E") has been granted a 90% partial tax exemption from the payment of Puerto Rico taxes on income derived from marketing the products manufactured by the Company in Puerto Rico. In addition, the grant also provides for a 90% exemption on property taxes and a 60% exemption on municipal license taxes. The Company has received similar tax exemptions in Puerto Rico in connection with the distribution of its products. All of these exemptions are valid through 2010. Additionally, P-E operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from its international subsidiaries as there is no intent to remit any future earnings.

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

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options and other stock compensation granted to employees. Accordingly, the Company does not recognize compensation expense in the Consolidated Statement of Operations for its stock option grants to employees which have been made at fair market value.

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

        Engineering—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred.

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

        Derivative Instruments—The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company did not hold any derivative financial instruments during 2002 and 2001. As a result, adoption of SFAS 133 did not have a significant effect on the Company's financial position, operations or cash flows.

        Fair Value of Financial Instruments—The recorded values of the Company's accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of the Company's notes receivable, notes payable to banks, long-term debt and other liabilities approximate fair value, as interest is tied to or approximates market rates.

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

        Conversion of Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax-effected the cumulative translation adjustment as there is no intention to remit the earnings.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 in order to combine segments. Our products are all power conversion products primarily geared toward the communication industry, and our sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. The same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and our products are distributed through common channels and distributor networks.

        Recent Pronouncements and Accounting Changes—In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. The Company has not completed any business combinations that were initiated subsequent to June 30, 2001. Future business combinations, if any, will be accounted for under the purchase method in accordance with SFAS 141.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives; rather, these intangible assets will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS 142 effective January 1, 2002 and has ceased amortization of goodwill and other intangible assets deemed to have an indefinite life. In accordance with SFAS 142, the Company also performed an impairment test of goodwill and determined that no goodwill write-down was necessary.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on its consolidated results of operations or financial position.

NOTE 3—INVENTORIES

        Inventories consist of the following:

	March 31, 2002	December 31, 2001
Raw materials	$97,917	$100,450
Subassemblies-in-process	7,410	9,013
Finished goods	14,898	16,219

	$120,225	$125,682

NOTE 4—EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period while diluted earnings per share also includes the dilutive impact of stock options. Basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2002 and 2001 are calculated as follows:

	Three Months Ended
	March 31, 2002			March 31, 2001
	Net (Loss)	Average Shares	Per Share	Net Income	Average Shares	Per Share
Net income (loss)	$(7,247)			$16,388
Basic shares outstanding		79,407			78,549

Basic earnings (loss) per share	(7,247)	79,407	$(0.09)	16,388	78,549	$0.21

Dilutive securities					3,050

Diluted earnings (loss) per share	$(7,247)	79,407	$(0.09)	$16,388	81,599	$0.20

        The dilutive effect of options outstanding at March 31, 2002 was not included in the calculation of diluted loss per share for the three-month period ended March 31, 2002 because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. The weighted average number of such options excluded from the diluted loss per share computation was approximately 2,641 thousand.

        The Company had approximately 4,078 thousand and 576 thousand of potential anti-dilutive shares for the three-month periods ended March 31, 2002 and 2001, respectively.

NOTE 5—INTANGIBLE ASSETS

        Intangible assets consist of the following:

	March 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (years)
Goodwill and trade name	$108,357	$16,531	$91,826	—
Product technology	27,455	11,680	15,775	9
Other	30,084	7,193	22,891	12

Total	$165,896	$35,404	$130,492

	December 31, 2001
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (years)
Goodwill and trade name	$106,722	$16,363	$90,359	—
Product technology	27,252	10,809	16,443	9
Other	29,576	6,391	23,185	12

Total	$163,550	$33,563	$129,987

        The Company adopted SFAS 142 effective January 1, 2002 and has ceased amortization of goodwill and the Company's trade name, which is deemed to have an indefinite life. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives; instead they will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. In accordance with SFAS 142, the Company also performed an impairment test of goodwill and determined that no goodwill write-down was necessary.

        Below is a reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of amortization expense for goodwill and the Company's trade name, net of income tax.

	Three Months Ended March 31,
	2002	2001
Reported net income (loss)	$(7,247)	$16,388
Add: Goodwill and Company trade name amortization, net of tax	—	1,580

Adjusted net income	$(7,247)	$17,968

Reported diluted earnings (loss) per share	$(0.09)	$0.20
Add: Goodwill and Company trade name amortization, net of tax	—	0.02

Adjusted diluted earnings (loss) per share	$(0.09)	$0.22

        Estimated amortization expense for each of the next five years ended December 31, is as follows:

Year Ending December 31,	Amortization Expense
2002 (12 months)	$6,053
2003	5,964
2004	5,919
2005	5,354
2006	4,541

Total	$27,831

        The Company expects to pay approximately $70 thousand in cash to the former shareholder of a Powec subsidiary as earnout consideration for operational performance for the year ended December 31, 2001, pursuant to the terms of the acquisition agreement. This additional consideration will be recorded as an addition to goodwill related to the Powec acquisition, and will be paid during the second quarter ending June 30, 2002. No earnout provisions extend beyond the year ended December 31, 2003. The maximum potential earnout consideration pursuant to the terms of the acquisition agreement for the years ending December 31, 2002 and 2003 is $3.1 million in total. Because the amount of each year's earnout is not reasonably determinable and is yet unearned, no accrual for earnout has been recorded for future periods.

NOTE 6—CREDIT FACILITY AND LONG TERM DEBT

        The Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of the Melcher and Powec acquisitions in 1998 and 2000, respectively. The aggregate limit on all credit facilities is approximately $10.6 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates, such as Swiss LIBOR. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2002, the total outstanding balance on all credit facilities was $903 thousand, recorded as current portion of long-term debt at a weighted-average interest rate of 4.4%.

        In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.0 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the bank's rate, 8.8% at March 31, 2002, and is payable in semiannual installments until its maturity date in July 2019. At March 31, 2002, the current and long-term amounts outstanding under this loan were $456 thousand and $7.5 million, respectively.

        From May 10, 2000 through November 16, 2001, the Company maintained a Revolving Loan Agreement with Union Bank of California, N.A. (the "Revolving Loan Agreement"), as administrative agent and lead arranger, which provided the company with a revolving line of credit of $200 million (the "Revolving Loan Facility"). The Revolving Loan Facility bore interest on amounts outstanding payable quarterly based on the Company's leverage ratio and one of the following rates selected by the Company: LIBOR plus a margin of 1.25% to 2.25%, or the bank's base rate plus a margin of 0% to 1.00%. The Revolving Loan Agreement contained financial covenants relating to net worth, maximum leverage and minimum fixed charge coverage. On November 16, 2001 the Company repaid the entire outstanding balance of $13.3 million and terminated the Revolving Loan Facility.

        The Company expects to establish a new revolving credit facility during the 2002 fiscal year.

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

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of potential recoverable damages. Further proceedings are pending.

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

NOTE 8—RESTRUCTURING COSTS

        During 2001, the Company announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. The Company recorded pre-tax restructuring charges totaling $25.1 million in accordance with EITF 94-3 during the second, third and fourth quarters of 2001, and recorded an additional restructuring charge of approximately $182 thousand during the first quarter of 2002. This additional charge was primarily related to severance benefits for 42 positions identified for elimination during the first quarter of 2002, offset by revisions to the Company's reserve for closure of facilities. The Company expects to pay most restructuring liabilities during 2002, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2005.

        A summary of the restructuring costs and activity during the quarter is as follows:

	Restructuring Liabilities at December 31, 2001	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at March 31, 2002
Worldwide workforce reduction	$1,404	$331	$413	$1,322
Facilities closure	4,582	(149)	944	3,489
Obsolete equipment write-off	1,078	—	224	854
Contract termination costs	184	—	—	184
Other shutdown costs	115	—	115	—

Total Restructuring Costs	$7,363	$182	$1,696	$5,849

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        In August 1998, we increased our international presence and our product offerings by acquiring Melcher for $53 million, including debt assumed. In January 1999, we further broadened our DC/DC product offerings by acquiring International Power Devices, Inc. ("IPD") for $32 million, including certain capitalized lease obligations and other indebtedness of IPD. We paid additional earnout consideration of $13 million to the former owners of IPD in the second quarter of 2000. In February 2000, we acquired HC Power for 6,363,621 shares of our common stock, and in May 2000 we acquired Powec for $74.5 million in cash, including $2.5 million of transaction costs, and 428,070 shares of our common stock. In the second quarter of 2001, we paid $7.0 million in cash and stock as additional consideration to the former shareholders of Powec for achieving 2000 operating performance targets. During the second quarter of 2002, we expect to pay approximately $70 thousand to the former shareholder of a Powec subsidiary for achieving 2001 operating performance targets. We may pay an additional $3.1 million in total earnout to certain stockholders of Powec and its subsidiaries in various installments if certain operating goals are achieved in the years ended December 31, 2002 and 2003. No earnout provisions extend beyond the year ended December 31, 2003.

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

        Revenue Recognition—We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).

        Impairment of Long-Lived Assets—We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        Restructuring Costs—We record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs relate to the downsizing of the our operations and primarily consist of specific charges that we have incurred and will incur with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties, and other shutdown costs.

        Deferred Tax Asset Valuation Allowance—We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to volatility in the industry within which we operate, we may record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method, or average costing method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are extended at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items. The engineering and purchasing groups identify items that have alternative uses in new or existing products. These items are excluded from the analysis. The total amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are contracted to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price have also been established.

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

        Recent Pronouncements and Accounting Changes—In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. We have not completed any business combinations that were initiated subsequent to June 30, 2001. Future business combinations, if any, will be accounted for under the purchase method in accordance with SFAS 141.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives; rather, these intangible assets will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. We adopted SFAS 142 effective January 1, 2002 and have ceased amortization of goodwill and other intangible assets deemed to have an indefinite life. In accordance with SFAS 142, we also performed an impairment test of goodwill and determined that no goodwill write-down was necessary.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, which did not have a material impact on our consolidated results of operations and financial position.

Results of Operations

        Net Sales.    Net sales decreased $121.5 million, or 71.5%, to $48.4 million for the first quarter ended March 31, 2002 from $169.9 million for the first quarter ended March 31, 2001. The decrease in net sales was attributable to weakness across all product lines, particularly those related to the telecom sector. Fiscal year 2001 was characterized by an unprecedented downturn in the communications infrastructure marketplace. However, sales during the first quarter of 2001, which at that time continued to benefit from our strong order backlog, were high relative to the rest of 2001 due to the relatively stronger demand for bricks and telecom systems during the first three months of 2001.

        Net sales to OEMs in the first quarter ended March 31, 2002 were $36.2 million, or 74.8% of net sales, compared to $115.7 million, or 68.1% of net sales, for the same quarter in 2001. Two customers exceeded 10% of net sales in the first quarter of 2002: Cisco Systems, with $7.7 million, or 16.0% of net sales, and Nokia, with $5.2 million, or 10.8% of net sales. Net sales through distributors were $7.6 million, or 15.7% of net sales, in the first quarter of 2002, compared with $36.0 million, or 21.2% of net sales, in the same period in 2001. Net sales to service providers in the first quarter of 2002 were $4.6 million, or 9.5% of net sales, compared with $18.2 million, or 10.7% of net sales, for the same period in 2001.

        Net sales by markets for the first quarter ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31,
	2002	2001
Communications	62.9%	79.8%
Industrial	16.4%	8.0%
Transportation	5.5%	2.3%
ATE/Semiconductor test equipment	4.8%	3.2%
Medical	4.1%	1.8%
Computer and Retail	3.3%	2.1%
Other	3.0%	2.8%

Total	100.0%	100.0%

        The Company's combined 180-day backlog on March 31, 2002 was $44.2 million, an increase of $3.9 million, or 9.7%, compared to backlog of $40.3 million at December 31, 2001. The increase in backlog was primarily due to stronger demand for our board-mounted DC/DC converters, as customers depleted their inventory. Net bookings for the first quarter of 2002 were $47.7 million, an improvement of $10.4 million, or 28.0% compared with net bookings of $37.3 million during the fourth quarter of 2001. Our book-to-bill ratio was 0.99 for the first quarter of 2002, as compared to 0.78 during the fourth quarter of 2001. During the first quarter of 2002 we de-booked a $3.6 million order that had been placed in 2000 and was subsequently rescheduled numerous times by the customer. This order was never included in the Company's 180-day backlog. Excluding this unusual de-booking, net bookings would have been approximately $51.3 and would have resulted in a book-to-bill ratio of 1.06 for the first quarter of 2002.

        Gross Profit (Loss).    Gross profit decreased $50.0 million to $12.6 million for the first quarter ended March 31, 2002 from gross profit of $62.6 million for the same period in 2001. As a percentage of net sales, gross profit decreased to 26.0% for the first quarter of 2002 from 36.9% for the same period in 2001. The decrease in gross profit and gross profit percentage is due to the decrease in overhead absorption as a result of the rapid sales decline that occurred between the first quarter of 2001 and the first quarter of 2002. Additionally, during the first quarter of 2002 we sold approximately $925 thousand of raw materials with an associated cost of approximately $1.6 million, which negatively impacted our gross margin by 1.8%. Gross profit for the first quarter of 2002 also contains approximately $208 thousand in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003 and which negatively impacted our gross margin by less than 1%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $7.2 million, or 34.0%, to $13.9 million for the quarter ended March 31, 2002 from $21.1 million for the same period in 2001. As a percentage of net sales, selling, general and administrative expense increased to 28.7% for the first quarter of 2002 from 12.4% for the same period in 2001.

        Selling expense decreased $4.3 million, or 41.4%, to $6.1 million for the quarter ended March 31, 2002 from $10.4 million for the same period in 2001. This decrease is primarily due to the rapid decline in sales that occurred over the course of 2001, which consequently resulted in lower sales commissions expense. Selling expense for the first quarter of 2002 also contains approximately $223 thousand in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003.

        Administrative expense decreased $2.8 million, or 26.7%, to $7.8 million for the first quarter ended March 31, 2002 from $10.6 million for the same period in 2001. This was primarily due to the reduction in headcount that occurred during 2001 as well as other cost reductions that were then implemented. Administrative expense for the first quarter of 2002 also contains approximately $754 thousand in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased $2.1 million, or 20.4% to $8.3 million for the quarter ended March 31, 2002 from $10.4 million for same period in 2001. As a percentage of net sales, engineering and quality assurance expense increased to 17.1% for the first quarter of 2002 from 6.1% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions. Engineering and quality assurance expense for the first quarter of 2002 also contains approximately $600 thousand in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased $2.2 million, or 59.5%, to $1.5 million for the first quarter ended March 31, 2002 from $3.7 million for the same period in 2001. The decrease in amortization expense is related to two factors: the write-off of certain intangible assets during the latter half of 2001, and the adoption of SFAS 142 which became effective on January 1, 2002.

        During 2001 we wrote off approximately $24.2 million of goodwill and other intangible assets consisting of the following: $11.0 million of goodwill associated with the discontinued product line acquired from Eldec; $7.5 million for the Melcher trade name, acquired in 1998 and phased out during 2001; $4.8 million for a technology license that was deemed impaired; and the balance for miscellaneous intangibles acquired in past business combinations. The quarterly amortization expense associated with these intangible assets prior to the write-off was $0.6 million.

        Effective January 1, 2002, we adopted SFAS 142. In accordance with the provisions of SFAS 142, we have ceased amortizing goodwill and other intangibles that have an indefinite life. We also performed an impairment test of goodwill and determined that no impairment charge was necessary. Approximately $108.4 million of gross and $91.8 million of net goodwill and other intangibles are no longer being amortized. The quarterly amortization expense associated with these intangible assets prior to the adoption of SFAS 142 was $1.7 million.

        Restructuring Charge.    In connection with our continuing efforts to reduce costs during this industry downturn, we recorded a restructuring charge of $182 thousand during the first quarter ended March 31, 2001. This charge primarily related to severance benefits for 42 positions that were identified for elimination during the first quarter of 2002, offset by revisions to our reserve for costs to close certain facilities. There were no restructuring charges recorded during the first quarter of 2001.

        Income (Loss) from Operations.    As a result of the items above, income (loss) from operations decreased $38.7 million to a loss of $11.3 million for the first quarter ended March 31, 2002 from operating income of $27.4 million for the same period in 2001. During the first quarter ended March 31, 2002, we recorded approximately $1.8 million in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003.

        Interest Income (Expense), Net.    Net interest income decreased $714 thousand to $283 thousand for the first quarter ended March 31, 2002 from net interest income of $997 thousand for the same period in 2001. The decrease is net interest income is primarily attributable to the decrease in our cash balance since the first quarter of 2001 as well as an overall reduction in the rates of interest earned on our cash and cash equivalents balances. Partially offsetting this decrease was the elimination of interest expense related to our credit facility, which was closed during the fourth quarter of 2001.

        Other Income (Expense), Net.    Net other expense decreased $276 thousand to $212 thousand for the first quarter ended March 31, 2002 from $488 thousand for the same period in 2001. This decrease is primarily due to smaller losses on foreign currency exchange at our international locations.

        Provision (Benefit) for Income Taxes.    The benefit for income taxes was $4.0 million for the first quarter ended March 31, 2002 compared to the provision for income taxes of $11.5 million for the same period in 2001. The effective income tax rate was a benefit of 35.4% for the first quarter of 2002 compared with a provision of 41.3% for the same period in 2001. The income tax provision (benefit) during the first quarter of 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million, which was recorded as a credit to income tax expense. Additionally we recorded a $4.1 million deferred tax asset valuation allowance against deferred tax assets generated during the first quarter of 2002. While we continue to record a valuation allowance against deferred tax assets, we believe that we will be able to utilize these deferred tax assets once the Company returns to profitability.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased $5.9 million, or 7.5%, to $85.6 million at March 31, 2002 from $79.7 million at December 31, 2001. Our primary source of cash in the first quarter of 2002 was cash provided by operating activities of $9.1 million. Our primary uses of cash in the first quarter of 2002 consisted of $2.5 million for the repayment of borrowings and bank overdrafts and $1.0 million for the acquisition of property and equipment.

        Cash provided by operating activities of $9.1 million included the net receipt of $7.3 million in income tax refunds. Cash provided by operating activities also included decreases in inventories and accounts receivable, net, of $5.7 million and $3.4 million, respectively, partially offset by decreases in accounts payable and accrued expenses of $1.4 million and $994 thousand, respectively.

        The $1.0 million to acquire property and equipment was offset by $600 thousand received for reimbursement of leasehold improvements made at one of our facilities.

        We maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of the Melcher and Powec acquisitions in 1998 and 2000, respectively. The aggregate limit on all credit facilities is approximately $10.6 million. The credit facilities bear interest on amounts outstanding at various time intervals based on published market rates, such as Swiss LIBOR. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2002, the total outstanding balance on all credit facilities was $903 thousand, recorded as current portion of long-term debt at a weighted-average interest rate of 4.4%.

        In addition, Powec has a long-term property loan with a bank in Norway totaling approximately $8.0 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 8.8% at March 31, 2002, and is payable in semiannual installments until its maturity date in July 2019. At March 31, 2002, the current and long-term amounts outstanding under this loan were $456 thousand and $7.5 million, respectively.

        From May 10, 2000 through November 16, 2001, we maintained a Revolving Loan Agreement with Union Bank of California, N.A., as administrative agent and lead arranger, which provided us with a revolving line of credit of $200 million (the "Revolving Loan Facility"). On November 16, 2001 we repaid the entire outstanding balance of $13.3 million and terminated the Revolving Loan Facility. We expect to establish a new revolving credit facility with more favorable terms during the 2002 fiscal year.

        We currently anticipate that our total capital expenditures for 2002 will be approximately $14 million, of which approximately $1.0 million was incurred during the first quarter of 2002 primarily for information technology infrastructure improvements. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Recent Events.    The U.S. economy entered into a period of contraction during 2001, and the communications infrastructure industry in particular has experienced a rapid and severe downturn. It is not certain how long and to what extent the economy or various sectors will experience negative growth. During 2001, many of our customers, including our largest customers, cancelled or rescheduled significant orders, which has caused a substantial decline in our backlog and bookings. While we have seen incremental improvements in our business fundamentals, bookings and backlog during the first quarter of 2002, there can be no assurance that this will continue through the balance of 2002.

        Management has initiated various cost containment measures to mitigate the negative effect of these trends, which resulted in asset impairment, inventory, and restructuring charges taken during 2001, and to a lesser extent, restructuring charges during the first quarter of 2002. We will continue to work to identify cost reduction opportunities relative to current market conditions, and may record additional restructuring charges during 2002. We expect to realize ongoing cost savings primarily through the closures and consolidation of certain manufacturing, research and development, and administrative facilities as well as through the reductions in headcount that were initiated in 2001. While management anticipates that the bulk of the cost savings will be realized beginning in 2002, there can be no assurance that these measures will be sufficient to fully offset or mitigate negative market and business trends.

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

        Operating Leases.    We enter into operating leases where the economic climate is favorable. The liquidity impact of operating leases is not material.

        Purchase Commitments.    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. In the aggregate, these commitments are not at prices in excess of current fair market value. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

        Other Contractual Obligations.    We do not have material financial guarantees or other contractual commitments that are reasonably likely to affect liquidity. However, we do have a contingent purchase price increase related to the acquisition of Powec AS. Under terms of the acquisition agreement, we may be obligated to make earnout payments to certain former shareholders of Powec and its subsidiaries related to future financial performance. While approximately $70 thousand of earnout will be paid to the former shareholder of a Powec subsidiary during the second quarter of 2002 related to 2001 operational performance, some of these provisions extend through 2003. The maximum additional amount that may be incurred in 2002 and 2003 under the earnout agreements is $3.1 million. No earnout provisions extend beyond the year ended December 31, 2003.

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

        Summary of Contractual Obligations and Commitments. A summary of our future contractual payments related to debt and lease obligations is as follows (in thousands):

Year Ending December 31,	Total Debt	Capital Leases	Operating Leases	Total
2002 (nine months)	$1,131	$112	$4,722	$5,965
2003	456	39	6,081	6,576
2004	456	—	5,290	5,746
2005	456	—	4,074	4,530
2006	456	—	2,591	3,047
2007 and thereafter	5,928	—	5,584	11,512

Total	$8,883	$151	$28,342	$37,376

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

        The table below presents principal cash flows and related weighted-average interest rates for our long-term debt obligations at March 31, 2002 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs or Norwegian Kroner, where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

		Expected Maturity Date
								Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total
	(Amounts in thousands, except for percentages)
Long-term Debt:
Fixed Rate (CHF 1,499)	$903	—	—	—	—	—	$903	$903
Average Interest Rate	4.4%						4.4%
Variable Rate (NOK 69,783)	$228	$456	$456	$456	$456	$5,928	$7,980	$7,980
Average Interest Rate	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%

        Foreign Currency. A significant portion of our business operations is conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2002, we had not entered into any significant foreign exchange contracts.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains certain statements which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "expect," "anticipate," "believe," and similar expressions are intended to identify forward- looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For a detailed description of such factors, see Risk Factors in the Company's Form 10-K for the year ended December 31, 2001.

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

Dated: May 13, 2002	POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President, Finance, Treasurer and Chief Financial Officer

QuickLinks

POWER-ONE, INC. INDEX
  PART I—FINANCIAL INFORMATION
  ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
POWER-ONE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
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