Form 10-Q
period 2002-06-30
POWER ONE INC
filed 2002-08-07
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0420182 (IRS Employer Identification No.)
740 CALLE PLANO, CAMARILLO, CA (Address of principal executive offices)	93012 (zip code)

Registrant's telephone number, including area code (805) 987-8741

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 2, 2002, 79,832,362 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET SALES	$56,187	$92,904	$104,586	$262,756
COST OF GOODS SOLD	40,520	151,816	76,313	259,045

GROSS PROFIT (LOSS)	15,667	(58,912)	28,273	3,711
EXPENSES:
Selling, general and administrative	15,327	20,663	29,226	41,716
Engineering and quality assurance	9,304	10,589	17,604	21,015
Amortization of intangible assets	1,586	3,654	3,099	7,392
Restructuring costs	—	14,091	182	14,091
Asset impairment	—	11,073	—	11,073

Total expenses	26,217	60,070	50,111	95,287
LOSS FROM OPERATIONS	(10,550)	(118,982)	(21,838)	(91,576)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	629	1,030	1,224	2,736
Interest expense	(328)	(646)	(640)	(1,355)
Other income (expense), net	414	412	202	(76)

Total interest and other income	715	796	786	1,305

LOSS BEFORE INCOME TAX	(9,835)	(118,186)	(21,052)	(90,271)
PROVISION (BENEFIT) FOR INCOME TAXES	476	(37,824)	(3,494)	(26,298)
NET LOSS	$(10,311)	$(80,362)	$(17,558)	$(63,973)

BASIC LOSS PER SHARE	$(0.13)	$(1.02)	$(0.22)	$(0.81)

DILUTED LOSS PER SHARE	$(0.13)	$(1.02)	$(0.22)	$(0.81)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	80,124	78,702	79,765	78,626

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	80,124	78,702	79,765	78,626

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,916	$79,671
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,027 at June 30, 2002; $4,698 at December 31, 2001	45,079	45,064
Other	4,913	7,190
Notes Receivable	3,000	3,000
Inventories	119,090	125,682
Refundable income taxes	83	5,227
Prepaid expenses and other current assets	6,483	5,536

Total current assets	280,564	271,370
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $45,612 at June 30, 2002; $48,611 at December 31, 2001	91,868	97,416
INTANGIBLE ASSETS, net	142,904	129,987
NOTES RECEIVABLE	11,626	14,136
OTHER ASSETS	7,183	7,326

TOTAL ASSETS	$534,145	$520,235

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$15	$736
Bank credit facilities	975	1,395
Current portion of long-term debt	865	1,348
Current portion of long-term capital leases	74	245
Accounts payable	22,022	19,302
Restructuring reserve	3,829	7,363
Deferred income taxes	2,316	1,866
Other accrued expenses	23,271	22,594

Total current liabilities	53,367	54,849
LONG-TERM DEBT, less current portion	8,740	7,559
LONG-TERM CAPITAL LEASES, less current portion	17	39
DEFERRED INCOME TAXES	8,150	7,121
OTHER LIABILITIES	728	464
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 79,808 and 78,913 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively, net of 100 treasury shares	80	79
Additional paid-in-capital	581,074	570,427
Accumulated other comprehensive income (loss)	13,937	(5,913)
Accumulated deficit	(131,948)	(114,390)

Total stockholders' equity	463,143	450,203

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$534,145	$520,235

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,558)	$(63,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,283	16,164
Asset Impairment (a)	—	14,404
Inventory write-off	—	85,148
Stock compensation	5,642	13
Exchange (gain) loss	(858)	340
Net loss on disposal of property and equipment	123	95
Deferred income taxes	(315)	(19,938)
Changes in operating assets and liabilities:
Accounts receivable, net	5,169	10,683
Notes receivable	2,510	—
Inventories	9,893	(11,648)
Refundable income taxes	5,144	(11,088)
Prepaid expenses and other current assets	(798)	(2,230)
Accounts payable	2,346	(41,261)
Accrued expenses	(265)	1,313
Restructuring reserve	(1,647)	5,390
Other liabilities	405	13

Net cash provided by (used in) operating activities	21,074	(16,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Powec (Note 5)	(70)	(6,335)
Acquisition of property and equipment	(2,319)	(28,396)
Proceeds from sale of property and equipment	102	29
Other assets	177	865

Net cash used in investing activities	(2,110)	(33,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	855	11,733
Repayments of borrowings on bank credit facilities	(1,459)	(5,042)
Bank overdraft	(727)	(8,377)
Proceeds from borrowings on long-term debt	—	879
Repayments of long-term debt	(848)	(1,984)
Principal payments under long-term capital lease obligations	(195)	(308)
Issuance of common stock, net	5,005	1,643

Net cash provided by (used in) financing activities	2,631	(1,456)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	650	(1,015)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,245	(52,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,671	137,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,916	$84,230

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for
Interest	$686	$1,187
Income taxes	$(10,265)	$7,723

(a)
The asset impairment charge of $14,404 included in the Consolidated Statement of Cash Flows for the 6 months ended June 30, 2001 included $11,073 for the impairment of property and equipment calculated in accordance with SFAS No. 121 and $3,331 for the fixed asset portion of the period's restructuring charge (see Note 8).

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
NET LOSS	$(10,311)	$(80,362)	$(17,558)	$(63,973)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	18,010	(2,669)	19,850	(9,317)

COMPREHENSIVE INCOME (LOSS)	$7,699	$(83,031)	$2,292	$(73,290)

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 on Form 10-K.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and six- month periods ended July 1, 2001 as June 30, 2001. The Sunday nearest to June 30, 2002 coincides with June 30, 2002.

        Unless otherwise noted, tabular quantities are in thousands, except per share amounts and period dates.

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

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents.

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is established by analyzing all accounts that have a balance that is over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method, or standard costing method) or market. Slow moving and obsolete inventory are identified and written off quarterly. To calculate the write-off amount, the Company compares the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are extended at the standard unit cost. The engineering and purchasing departments review the initial list of slow moving and obsolete items. The engineering and purchasing groups identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The total amount of resulting slow moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts the Company is obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price have also been established.

        Investments—The Company holds minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are generally carried at cost or accounted for under the equity method. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

        Property and Equipment—Property and equipment are recorded at cost. Provisions for depreciation have been made based upon the estimated useful lives of the assets, which range from three to thirty years, using principally the double declining balance and straight-line methods. Provisions for amortization of leasehold improvements are made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998, of IPD in 1999 and of Powec in 2000 which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," only intangible assets with definite lives are amortized. Goodwill and the Company's trade name are deemed to have indefinite lives and are not amortized. Non-amortized intangible assets are instead subject to periodic impairment testing.

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

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates. The Company's international operations are subject to a variety of income and corporate taxes.

        Certain Company subsidiaries have been granted tax exemptions from the payment of taxes on earnings. Specifically, these grants provide for exemption on income taxes, property taxes, distribution and municipal license taxes. These exemptions expire at varying dates through 2010. Additionally, certain subsidiaries operate in tax-free enterprise zones and, accordingly, pay no income taxes in connection with those operations.

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

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options and other stock compensation granted to employees. Accordingly, the Company does not recognize compensation expense in the Consolidated Statement of Operations for stock option grants to employees which have been made at fair market value.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS is solely attributable to stock compensation. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

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

        Derivative Instruments—The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company did not hold any derivative financial instruments during 2002 and 2001. As a result, adoption of SFAS 133 and subsequent amendments did not have a significant effect on the Company's financial position, operations or cash flows.

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

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, placed with high credit quality institutions, and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia, periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. Certain European subsidiaries mitigate this risk through credit insurance and collection via bank drafts. Additionally, Cisco Systems was the only customer to exceed 10% of net sales in the three- and six-months ended June 30, 2002 and accounts receivable at June 30, 2002.

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

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 required for combination of segments. The Company's products are all power conversion products primarily geared toward the communications industry, and our sales force sells products from one company-wide product portfolio. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. The same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and the Company's products are distributed through common channels and distributor networks.

        Recent Pronouncements and Accounting Changes—In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and is effective for all business combinations initiated after June 30, 2001. The Company has not completed any business combinations that were initiated subsequent to June 30, 2001. Future business combinations, if any, will be accounted for under the purchase method in accordance with SFAS 141.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives; rather, these intangible assets are subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". The Company adopted SFAS 142 effective January 1, 2002 and has ceased amortization of goodwill and other intangible assets deemed to have an indefinite life. In accordance with SFAS 142, the Company also performed an impairment test of goodwill as of January 1, 2002. The Company determined that no goodwill write-down was necessary.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on its consolidated results of operations or financial position.

        In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

NOTE 3—INVENTORIES

        Inventories consist of the following:

	June 30, 2002	December 31, 2001
Raw materials	$92,963	$100,450
Subassemblies-in-process	7,485	9,013
Finished goods	18,642	16,219

	$119,090	$125,682

NOTE 4—EARNINGS LOSS PER SHARE

        Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period while diluted earnings per share would also include the dilutive effect of stock options.

        The dilutive effect of stock options outstanding at June 30, 2002 and 2001 was not included in the calculation of diluted loss per share for the three-and six-month periods ended June 30, 2002 and 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of such options excluded from the diluted loss per share computation was approximately 2,217 thousand and 2,437 thousand for the three-month periods ended June 30, 2002 and 2001, respectively and 2,429 thousand and 2,846 thousand for the six-month periods ended June 30, 2002 and 2001, respectively. Dilutive shares are stock options whose exercise prices are below the current fair market value of shares of the Company.

        Basic and diluted loss per share are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Basic loss per share:
Net loss	$(10,311)	$(80,362)	$(17,558)	$(63,973)
Basic weighted average shares outstanding	80,124	78,702	79,765	78,626

Basic loss per share	$(0.13)	$(1.02)	$(0.22)	$(0.81)

Diluted loss per share:
Net loss	$(10,311)	$(80,362)	$(17,558)	$(63,973)
Basic weighted average shares outstanding	80,124	78,702	79,765	78,626
Dilutive shares	—	—	—	—

Diluted weighted average shares outstanding securities	80,124	78,702	79,765	78,626

Diluted loss per share	$(0.13)	$(1.02)	$(0.22)	$(0.81)

NOTE 5—INTANGIBLE ASSETS

      Intangible assets consist of the following:

	June 30, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Goodwill and trade name	$120,124	$17,878	$102,246	—
Product technology	29,060	13,105	15,955	9
Other	33,332	8,629	24,703	12

Total	$182,516	$39,612	$142,904

	December 31, 2001
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Goodwill and trade name	$106,722	$16,363	$90,359	—
Product technology	27,252	10,809	16,443	9
Other	29,576	6,391	23,185	12

Total	$163,550	$33,563	$129,987

        The Company adopted SFAS 142 effective January 1, 2002 and accordingly ceased amortization of goodwill and the Company's trade name, which is deemed to have an indefinite life. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. However, these balances are subject to periodic testing for impairment. The Company performed an impairment test of goodwill as of January 1, 2002 and determined that no write-down was necessary. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets".

        Below is a reconciliation of net loss and loss per share as reported for the three- and six-month periods ended June 30, 2001 to net loss and loss per share adjusted for the amortization expense related to goodwill and the Company's trade name which ceased due to the adoption of SFAS 142 effective January 1, 2002.

	Three Months Ended June 30,
	2002	2001
Reported net loss	$(10,311)	$(80,362)
Add: Goodwill and Company trade name amortization, net of tax	—	1,559

Adjusted net loss	$(10,311)	$(78,803)

Reported diluted loss per share	$(0.13)	$(1.02)
Add: Goodwill and Company trade name amortization, net of tax	—	0.02

Adjusted diluted loss per share	$(0.13)	$(1.00)

	Six Months Ended June 30,
	2002	2001
Reported net loss	$(17,558)	$(63,973)
Add: Goodwill and Company trade name amortization, net of tax	—	3,139

Adjusted net loss	$(17,558)	$(60,834)

Reported diluted loss per share	$(0.22)	$(0.81)
Add: Goodwill and Company trade name amortization, net of tax	—	0.04

Adjusted diluted loss per share	$(0.22)	$(0.77)

        Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2002 (six months)	$3,102
2003	6,108
2004	6,062
2005	5,479
2006	4,582

Total	$25,333

        During the three-months ended June 30, 2002, the Company paid $70 thousand in cash to the former shareholder of a Powec subsidiary as earnout consideration for operational performance for the year ended December 31, 2001, pursuant to the terms of the acquisition agreement. This additional consideration was recorded as an addition to goodwill related to this acquisition. The maximum potential earnout consideration pursuant to the terms of the acquisition agreement for the years ending December 31, 2002 and 2003 is $3.1 million in total. Because the amount of each year's earnout is not reasonably determinable and is yet unearned, no accrual for earnout has been recorded for future periods. There are no other potential earnout agreements outstanding.

        Other than the earnout payment described above, there were no other significant additions to or deletions from intangible assets during the three- or six-month periods ended June 30, 2002. Other changes in intangible asset balances from period to period relate primarily to foreign currency translation of the intangible asset balances from the Company's subsidiaries' functional currency into U.S. dollars.

NOTE 6—LONG TERM DEBT AND CREDIT FACILITY

        The Company has a long-term property loan with a bank in Norway totaling approximately $9.3 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the bank's rate, 8.8% at June 30, 2002, and is payable in semiannual installments until its maturity date in July 2019. As of June 30, 2002, the current and long-term amounts outstanding under this loan were $530 thousand and $8.7 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $9.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2002, the total outstanding balance on all credit facilities was $1.3 million at a weighted-average interest rate of 7.2%. This amount includes $975 thousand outstanding on the Company's Norwegian credit facility and $335 thousand outstanding on the Company's Swiss credit facility which is recorded in the current portion of long-term debt.

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

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of, and claims for, potential recoverable damages. Further proceedings are pending, with hearings on major motions regarding patent validity and non-infringement by products of Power-One now scheduled for September 2002.

        As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisitions of Melcher AG and International Power Devices, Inc. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in the respective escrow accounts.

NOTE 8—RESTRUCTURING COSTS

        During 2001, the Company announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. The Company recorded pre-tax restructuring charges totaling $25.1 million in accordance with EITF 94-3 during the second, third and fourth quarters of 2001, and recorded an additional restructuring charge of approximately $182 thousand during the first quarter of 2002. The Company did not record any restructuring charges during the second quarter of 2002. The Company expects to pay most restructuring liabilities during 2002, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2005.

        A summary of the restructuring activity is as follows:

	Restructuring Liabilities at March 31, 2002	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at June 30, 2002
Worldwide workforce reduction	$1,322	$—	$63	$1,259
Facilities closure	3,489	—	1,123	2,366
Obsolete equipment write-off	854	—	834	20
Contract termination costs	184	—	—	184
Other shutdown costs	—	—	—	—

Total Restructuring Costs	$5,849	$—	$2,020	$3,829

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We are a leading designer and manufacturer of more than 2,500 high-quality brand name power supplies. We sell our products to original equipment manufacturers ("OEMs"), distributors and service providers who value quality, reliability, technology and service. We have more than 10,000 customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

        As part of our restructuring program, certain structural changes were made to our organization during 2001 and 2002. We now have two primary divisions: Compact Advanced Power Solutions ("CAPS") and Energy Solutions ("ES"). CAPS consists of the original Power-One AC/DC business and the high-reliability board-mounted DC/DC businesses obtained through our acquisitions of IPD in January 1999 and of Melcher in August 1998. ES represents the combination of our HC Power and Powec acquisitions.

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion supplies for multiple industries, although our products are generally geared toward the communications infrastructure market. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications gear. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. All products are sold under the Power-One brand name by our sales force. These products are manufactured in common facilities with common engineers and manufacturing staff.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgement and estimates.

        Revenue Recognition—We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

        Restructuring Costs—We record restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs relate to the downsizing of our operations and primarily consist of specific charges that we have incurred and will incur with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties and other shutdown costs.

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

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method, or standard costing method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

        Recent Pronouncements and Accounting Changes—In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." They also issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. We have not completed any business combinations that were initiated subsequent to June 30, 2001. Business combinations initiated after June 30, 2001, if any, will be accounted for under the purchase method in accordance with SFAS 141.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required to amortize goodwill and other intangible assets with indefinite lives; rather, these intangible assets are subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". We adopted SFAS 142 effective January 1, 2002 and have ceased amortization of goodwill and other intangible assets deemed to have an indefinite life. In accordance with SFAS 142, we also performed an impairment test of goodwill as of January 1, 2002 and determined that no goodwill write-down was necessary.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002, which did not have a material impact on our consolidated results of operations and financial position.

        In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

Results of Operations

        General.    The discussion of our results below includes the effects of the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 ("the Plan"). The Plan period began in October 2001 and continues through January 2003. As such, there was no expense associated with the Plan in the first six months of 2001. The Plan was established as a means of motivating and retaining our key talent during the current industry downturn. Under the terms of the Plan, employees may voluntarily elect to defer up to 50% of their base salary in exchange for our common stock at a predetermined price. We will match these shares at 100% at the end of the Plan period. Below is a summary of compensation expense recognized in our financial results associated with the Company match portion of the Plan; this portion of the compensation expense is not expected to recur beyond January 2003. Amounts are pre-tax and in thousands:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Cost of goods sold	$211	$419
Selling	214	437
Administrative	771	1,525
Engineering and quality assurance	586	1,185

	$1,782	$3,566

        Net Sales.    Net sales decreased $158.2 million, or 60.2%, to $104.6 million for the six months ended June 30, 2002 from $262.8 million for the six months ended June 30, 2001. The decrease in net sales was attributable to weakness across all product lines, particularly those related to the communications sector. Fiscal year 2001 was characterized by an unprecedented downturn in the communications infrastructure marketplace, which has continued through 2002. However, sales during the first quarter of 2001, which at that time continued to benefit from our strong order backlog, were high relative to the rest of 2001 due to the relatively stronger demand for bricks and telecom systems during the first three months of 2001.

        Net sales to OEMs in the six months ended June 30, 2002 were $74.1 million, or 70.8% of net sales, compared to $175.7 million, or 66.9% of net sales, for the same period in 2001. Cisco Systems was the only customer to exceed 10% of net sales in the first six months of 2002, with $17.5 million, or 16.7% of net sales. Net sales through distributors were $18.2 million, or 17.4% of net sales, in the first six months of 2002, compared with $57.7 million, or 22.0% of net sales, in the same period in 2001.

Net sales to service providers in the first six months of 2002 were $12.3 million, or 11.8% of net sales, compared with $29.3 million, or 11.1% of net sales, for the same period in 2001.

        Net sales decreased $36.7 million, or 39.5%, to $56.2 million for the second quarter ended June 30, 2002 from $92.9 million for the second quarter ended June 30, 2001. The decrease in net sales was attributable to weakness across all product lines, particularly those related to the communications sector. The decrease was primarily due to lower sales of high-density board-mounted DC/DC power converters, telecom power systems, and embedded AC/DC power supplies. This decrease was caused by a downturn in the telecommunications equipment industry.

        Net sales to OEMs in the second quarter ended June 30, 2002 were $37.9 million, or 67.5% of net sales, compared to $60.2 million, or 64.8% of net sales, for the same quarter in 2001. Cisco Systems was the only customer to exceed 10% of net sales in the second quarter of 2002, with $9.8 million, or 17.4% of net sales. Net sales through distributors were $10.5 million, or 18.7% of net sales, in the second quarter of 2002, compared with $21.6 million, or 23.2% of net sales, in the same period in 2001. Net sales to service providers in the second quarter of 2002 were $7.7 million, or 13.8% of net sales, compared with $11.2 million, or 12% of net sales, for the same period in 2001.

        Net sales by markets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Communications	66.7%	69.3%	64.9%	76.1%
Industrial	16.0%	11.9%	16.5%	9.4%
Transportation	5.3%	4.8%	5.7%	3.1%
Medical	3.4%	3.2%	4.0%	2.3%
ATE/Semiconductor test equipment	3.1%	4.2%	3.2%	3.5%
Computer and Retail	1.8%	2.8%	2.0%	2.4%
Other	3.7%	3.8%	3.7%	3.2%

Total	100.0%	100.0%	100.0%	100.0%

        The Company's combined 180-day backlog at June 30, 2002 was $49.1 million, an increase of $8.8 million, or 22.0%, compared to backlog of $40.3 million at December 31, 2001, and an increase of $4.9 million and 11.1% from $44.2 million at March 31, 2002. The increase in backlog was primarily due to stronger demand for our board-mounted DC/DC converters, AC/DC embedded products, and telecom power systems sold to European and Asian customers. Net bookings for the second quarter of 2002 were $58.1 million, an improvement of $10.4 million, or 21.8% compared with net bookings of $47.7 million during the first quarter of 2002. Our book-to-bill ratio was 1.03 for the second quarter of 2002, as compared to 0.99 during the first quarter of 2002.

        Gross Profit (Loss).    Gross profit increased $24.6 million to $28.3 million for the six months ended June 30, 2002 from gross profit of $3.7 million for the same period in 2001. As a percentage of net sales, gross profit increased to 27.0% for the six months ended June 30, 2002 from 1.4% for the same period in 2001. Gross profit for the six month period ended June 30, 2001 included an inventory write-down of $85.1 million. Excluding this write-down, gross profit for the six months ended June 30, 2001 would have been $88.9 million or 33.8% of net sales. Excluding the write-down, the decrease in gross profit and gross profit percentage is due to the decrease in overhead absorption as a result of the rapid sales decline that occurred between 2001 and 2002. During the first six months of 2002, we sold approximately $1.3 million of raw materials with an associated cost of approximately $2.2 million, which negatively impacted our gross margin by 1.3%.

        Gross profit increased $74.6 million to $15.7 million for the second quarter ended June 30, 2002 from a loss of $58.9 million for the same period in 2001. As a percentage of net sales, gross profit increased to 27.9% for the second quarter of 2002 from a loss of 63.4% for the same period in 2001. The increase in gross profit and gross profit percentage is due to the inventory charge described above. Excluding the inventory write-down described above, the gross profit margin would have been 28.2% for the three months ended June 30, 2001. During the second quarter ended June 30, 2002, we sold approximately $368 thousand of raw materials with an associated cost of approximately $602 thousand, which negatively impacted our gross margin by less than 0.6%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $12.5 million, or 29.9%, to $29.2 million for the six months ended June 30, 2002 from $41.7 million for the same period in 2001. As a percentage of net sales, selling, general and administrative expense increased to 27.9% for the six months ended June 30, 2002 from 15.9% for the same period in 2001.

        Selling expense decreased $7.6 million, or 37.7%, to $12.5 million for the six months ended June 30, 2002 from $20.1 million for the same period in 2001. This decrease is primarily due to the rapid decline in sales that occurred from 2001 to 2002, which consequently resulted in lower sales commission expense.

        Administrative expense decreased $4.9 million, or 22.7%, to $16.7 million for the six months ended June 30, 2002 from $21.6 million for the same period in 2001. This was primarily due to the reduction in headcount that occurred during the latter half of 2001 and early 2002, as well as other cost reductions that were then implemented.

        Selling, general and administrative expense decreased $5.3 million, or 25.8%, to $15.3 million for the quarter ended June 30, 2002 from $20.7 million for the same period in 2001. As a percentage of net sales, selling, general and administrative expense increased to 27.3% for the second quarter of 2002 from 22.2% for the same period in 2001.

        Selling expense decreased $3.3 million, or 33.8%, to $6.4 million for the quarter ended June 30, 2002 from $9.7 million for the same period in 2001. This decrease is primarily due to the rapid decline in sales that occurred from 2001 to 2002, which consequently resulted in lower sales commission expense.

        Administrative expense decreased $2.1 million, or 18.8%, to $8.9 million for the second quarter ended June 30, 2002 from $11.0 million for the same period in 2001. This was primarily due to the reduction in headcount that occurred during the latter half of 2001 and early 2002, as well as other cost reductions that were then implemented.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased $3.4 million, or 16.2% to $17.6 million for the six months ended June 30, 2002 from $21.0 million for same period in 2001. As a percentage of net sales, engineering and quality assurance expense increased to 16.8% for the six months ended June 30, 2002 from 8.0% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions that were implemented in the latter half of 2001.

        Engineering and quality assurance expense decreased $1.3 million, or 12.1% to $9.3 million for the second quarter ended June 30, 2002 from $10.6 million for same period in 2001. As a percentage of net sales, engineering and quality assurance expense increased to 16.6% for the second quarter of 2002 from 11.4% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions that were implemented in the latter half of 2001.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased $4.3 million, or 58.1%, to $3.1 million for the six months ended June 30, 2002 from $7.4 million for the same period in

2001. Amortization of intangible assets decreased $2.1 million, or 56.6%, to $1.6 million for the second quarter ended June 30, 2002 from $3.7 million for the same period in 2001. The decreases in amortization expense are related to two factors: the write-off of certain intangible assets during the latter half of 2001, and the adoption of SFAS 142 which became effective on January 1, 2002.

        During the second half of 2001 we wrote off approximately $24.2 million of goodwill and other intangible assets consisting of the following: $11.0 million of goodwill associated with the discontinued product line acquired from Eldec; $7.5 million for the Melcher trade name, acquired in 1998 and phased out during 2001; $4.8 million for a technology license that was deemed impaired; and the balance for miscellaneous intangibles acquired in past business combinations. The quarterly amortization expense associated with these intangible assets prior to the write-off was $0.6 million.

        Effective January 1, 2002, we adopted SFAS 142. In accordance with the provisions of SFAS 142, we have ceased amortizing goodwill and other intangibles that have an indefinite life. We also performed an impairment test of goodwill and determined that no impairment charge was necessary. At June 30, 2002, approximately $120.1 million of gross or $102.2 million of net goodwill and other intangibles are no longer being amortized. The pretax quarterly amortization expense associated with these intangible assets prior to the adoption of SFAS 142 was $1.8 million.

        During the quarter ended June 30, 2002 the Company paid $70 thousand in cash to the former shareholder of an acquired Powec subsidiary as earnout consideration for operational performance for the year ended December 31, 2001, pursuant to the terms of the acquisition agreement. This additional consideration was recorded as an addition to goodwill related to the acquisition. There were no other significant additions to or deletions from intangible assets during the three or six month periods ended June 30, 2002. Other changes in intangible asset balances from period to period relate primarily to foreign currency translation of the intangible asset balances from the Company's subsidiaries' functional currency into U.S. dollars.

        Restructuring Charge.    In connection with our continuing efforts to reduce costs during this industry downturn, we recorded a restructuring charge of $182 thousand during the six months ended June 30, 2002, which was recorded during the first quarter. This charge primarily related to severance benefits for 42 positions that were identified for elimination during the first quarter of 2002, offset by revisions to our reserve for costs to close certain facilities. There were no restructuring charges recorded during the second quarter of 2002.

        During the second quarter of 2001, the Company launched an aggressive company-wide cost reduction program in an effort to reduce operating expenses while maintaining our focus on strategic objectives and long-term growth. In connection with this, during the second quarter of 2001 the Company recorded a $14.1 million pre-tax restructuring charge comprised of severance pay and related benefits for terminated employees, costs to close and vacate facilities, write-downs of fixed assets and other exit costs.

        Asset Impairment.    The Company did not record any asset impairment charges in the three- and six- month period ended June 30, 2002. In the second quarter of 2001, the Company performed an impairment review to determine whether any of the Company's assets were impaired based on market conditions. The company identified certain manufacturing equipment for impairment testing, primarily located at the Company's manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $11.1 million in the second quarter of 2001.

        Loss from Operations.    As a result of the items above, loss from operations decreased $69.7 million to a loss of $21.8 million for the six months ended June 30, 2002 from an operating loss of $91.6 million for the same period in 2001. During the six months ended June 30, 2002, we recorded approximately $3.6 million in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003. Unusual items in 2001 included an inventory write-down of $85.1 million, restructuring charges of $14.1 million, and asset impairment charges of $11.1 million, which were recorded in the second quarter ended June 30, 2001. Excluding these unusual items, income (loss) from operations decreased $36.8 million to a loss of $18.1 million for the six months ended June 30, 2002 from operating income of $18.7 million for the same period in 2001.

        Loss from operations decreased $108.4 million to a loss of $10.6 million for the second quarter ended June 30, 2002 from an operating loss of $119.0 million for the same period in 2001. The decrease in operating loss is mainly due to the effect of the unusual items discussed above recorded in the second quarter of 2001. During the second quarter ended June 30, 2002, we recorded approximately $1.8 million in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003. Excluding unusual items, loss from operations increased $100 thousand to a loss of $8.8 million for the second quarter ended June 30, 2002 from an operating loss of $8.7 million for the same period in 2001.

        Interest Income (Expense), Net.    Net interest income decreased $797 thousand to $584 thousand for the six months ended June 30, 2002 from net interest income of $1.4 million for the same period in 2001. The decrease in net interest income is primarily attributable to an overall reduction in the rate of return earned on our cash and cash equivalents balances. Partially offsetting this decrease was the elimination of interest expense related to our credit facility, which was closed during the fourth quarter of 2001, as well as an increase in our cash balance in the first six months of 2002.

        Net interest income decreased $83 thousand to $301 thousand for the quarter ended June 30, 2002 from net interest income of $384 thousand for the same period in 2001.

        Other Income (Expense), Net.    Net other income increased $278 thousand to $202 thousand for the first six months ended June 30, 2002 from net other expense of $76 thousand for the same period in 2001. Net other income increased $2 thousand to $414 thousand for the quarter ended June 30, 2002 from $412 thousand for the same period in 2001. These increases are primarily due to foreign currency gains as a result of the strengthening of currencies at our international locations, primarily the Norwegian Kroner and Swiss Franc.

        Provision (Benefit) for Income Taxes.    The benefit for income taxes was $3.5 million for the six months ended June 30, 2002 compared to the benefit for income taxes of $26.3 million for the same period in 2001. The effective income tax rate was a benefit of 16.6% for the first six months of 2002 compared with a benefit of 29.1% for the same period in 2001. The difference in the effective income tax rate is due to the deferred tax asset valuation allowance that we recorded during the six month period ending June 30, 2002. No deferred tax asset valuation allowance was recorded during the six months ended June 30, 2001.

        The provision for income taxes was $476 thousand for the quarter ended June 30, 2002 compared to the benefit for income taxes of $37.8 million for the same period in 2001. The effective income tax rate was an expense of 4.8% for the second quarter of 2002 compared with a benefit of 32.0% for the same period in 2001. The difference in the effective income tax rate is due to the deferred tax asset valuation allowance that we recorded during the second quarter ended June 30, 2002. No deferred tax asset valuation allowance was recorded during the second quarter ended June 30, 2001.

        During the first half of 2001, we recorded income tax benefits and corresponding deferred tax assets in jurisdictions where we incurred an operating loss. The operating loss recorded during the first six months of 2001 is primarily related to charges for an inventory write-down, restructuring, and asset impairment charges. In the second half of 2001, we recorded a deferred tax asset valuation allowance against our deferred tax assets in accordance with SFAS 109. We also continued to book a deferred tax asset valuation allowance against deferred tax assets subsequently generated in 2002. As a result, tax expense recorded during the six month period and quarter ending June 30, 2001 reflects tax benefits not affected by a deferred tax asset valuation allowance in that period, while tax expense recorded in 2002 reflects the additional income tax expense associated with the deferred tax valuation allowance, which was recorded in accordance with SFAS 109. We recorded a $7.5 million and $3.4 million deferred tax asset valuation allowance against deferred tax assets generated during the six months and second quarter ended June 30, 2002, respectively. While we continue to record a valuation allowance against deferred tax assets, we believe that we will be able to utilize these deferred tax assets once the Company returns to profitability.

        The income tax provision (benefit) during the first six months of 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million, which was recorded as a credit to income tax expense.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased $22.2 million, or 27.9%, to $101.9 million at June 30, 2002 from $79.7 million at December 31, 2001. Our primary source of cash in the first six months of 2002 was cash provided by operating activities of $21.1 million. Our primary uses of cash in the first six months of 2002 consisted of $3.2 million for the repayment of borrowings and bank overdrafts and $2.3 million for the acquisition of property and equipment.

        Cash provided by operating activities of $21.1 million included the net receipt of $10.3 million in income tax refunds. Cash provided by operating activities also included decreases in inventories and accounts receivable, net, of $9.9 million and $5.2 million, respectively, and increases in accounts payable of $2.3 million. In addition, cash provided by operating activities also included approximately $5.6 million of stock compensation related to our employee salary deferral plan.

        The $2.3 million to acquire property and equipment was offset by $600 thousand received for reimbursement of leasehold improvements made at one of our facilities.

        We have a long-term property loan with a bank in Norway totaling approximately $9.3 million. The loan was for the purchase of Powec's primary office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 8.8% at June 30, 2002, and is payable in semiannual installments until its maturity in July 2019. At June 30, 2002, the current and long-term amounts outstanding under this loan were $530 thousand and $8.7 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $9.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2002, the total outstanding balance on all credit facilities was $1.3 million at a weighted-average interest rate of 7.2%. This amount includes $975 thousand outstanding on the Company's Norwegian credit facility and $335 thousand outstanding on the Company's Swiss credit facility which is recorded in the current portion of long-term debt.

        We currently anticipate that our total capital expenditures for 2002 will be in the range of $10 to $12 million, of which approximately $2.3 million was incurred during the first six months of 2002 primarily for information technology infrastructure improvements. Other future capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Recent Events.    The U.S. economy entered into a period of contraction during 2001, and the communications infrastructure industry in particular has been experiencing a rapid and severe downturn. It is not certain how long and to what extent the economy or various sectors will experience negative growth. During 2001, many of our customers, including our largest customers, cancelled or rescheduled significant orders, which has caused a substantial decline in our backlog and bookings. While we have seen incremental improvements in our business fundamentals, bookings and backlog during the first six months of 2002, there can be no assurance that this will continue through the balance of the year.

        Management has initiated various cost containment measures to mitigate the negative effect of these trends, which resulted in asset impairment, inventory, and restructuring charges taken during 2001, and to a lesser extent, restructuring charges during the first quarter of 2002. We will continue to work to identify cost reduction opportunities relative to current market conditions, and may record additional restructuring charges during the balance of 2002. We expect to realize ongoing cost savings primarily through the closures and consolidation of certain manufacturing, research and development, and administrative facilities as well as through the reductions in headcount that were initiated in 2001 and, to a lesser extent, in 2002. While management anticipates that the bulk of the cost savings will be realized beginning in 2002, there can be no assurance that these measures will be sufficient to fully offset or mitigate negative market and business trends.

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

        Other Contractual Obligations.    We do not have material financial guarantees or other contractual commitments that are reasonably likely to affect liquidity. However, we do have a contingent purchase price increase related to the acquisition of Powec. Under terms of the acquisition agreement, we may be obligated to make earnout payments to certain former shareholders of Powec and its subsidiaries related to future financial performance. The maximum additional amount that may be incurred in 2002 and 2003 under the earnout agreements is $3.1 million. No earnout provisions extend beyond the year ended December 31, 2003.

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

        Summary of Contractual Obligations and Commitments. A summary of our future contractual payments related to debt and lease obligations is as follows (In thousands):

Year Ending December 31,	Total Debt	Capital Leases	Operating Leases	Total
2002 (six months)	$1,575	$74	$3,290	$4,939
2003	530	17	6,181	6,728
2004	530	—	5,366	5,896
2005	530	—	4,150	4,680
2006	530	—	2,949	3,479
2007 and thereafter	6,885	—	5,589	12,474

Total	$10,580	$91	$27,525	$38,196

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our business result primarily from changes in foreign currency exchange and interest rates. These exposures result from our operations in Europe and Asia as well as financial debt instruments which arise from transactions entered into during the normal course of business. We may enter into derivative financial instrument transactions, such as forwards or swaps, in order to manage or reduce our exposure to foreign currency exchange and interest rate changes. Under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes.

        Foreign Currency. A significant portion of our business operations is conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our subsidiaries' functional currencies. Historically, we have not actively engaged in substantial exchange rate hedging activities, and as of June 30, 2002, we had not entered into any foreign exchange contracts.

        Debt.    We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our long-term debt bears interest based on Norwegian Inter-bank Offering Rate, a rate similar to the London Inter-bank Offering Rate or LIBOR. Additionally, our credit facilities in various countries bear interest on borrowings outstanding based on published market interest rates. Our principal risk with respect to our long-term debt and credit facilities is to changes in these market rates.

        The table below presents principal cash flows and related weighted-average interest rates for our long-term debt obligations at June 30, 2002 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs or Norwegian Kroner. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except percentages)
Credit Facilities:
Variable Rate (NOK 7,332)	$975	—	—	—	—	—	$975	$975
Variable Interest Rate	8.4%						8.4%
Long-term Debt:
Fixed Rate (CHF 500)	$335	—	—	—	—	—	$335	$335
Average Interest Rate	4.0%						4.0%
Variable Rate (NOK 69,731)	$265	$530	$530	$530	$530	$6,885	$9,270	$9,270
Average Interest Rate	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%	8.8%

FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains certain statements which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "expect," "anticipate," "believe," "expect," "continue," and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For a detailed description of such factors, see Risk Factors in the Company's Form 10-K for the year ended December 31, 2001.

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

        On May 14, 2002, the Annual Meeting of Stockholders of Power-One, Inc. was held in Westlake Village, California.

        An election of Class II directors was held with the following individuals being reelected to the Company's Board of Directors.

Dr. Hanspeter Brändli	(69,459,147 votes for and 1,391,422 votes withheld)
Kendall R. Bishop	(68,890,086 votes for and 1,960,483 votes withheld)

        Other matters voted upon at the meeting, and the number of votes cast with respect to each matter were as follows:

        To amend the 1996 Stock Incentive Plan relating to non-discretionary grants of stock options to non-employee directors of the Company (34,510,951 votes for, 35,893,001 votes against and 446,617 votes abstained).

        To ratify the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the 2002 fiscal year (68,503,968 votes for, 2,084,321 votes against and 262,280 votes abstained).

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2002	POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President—Finance, Treasurer and Chief Financial Officer

QuickLinks

POWER-ONE, INC. INDEX
  PART I—FINANCIAL INFORMATION
  Item 1—Consolidated Financial Statements
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data, unaudited)
POWER-ONE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, unaudited)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, Unaudited)
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES