Form 10-Q
period 2002-09-30
POWER ONE INC
filed 2002-11-13
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        As of November 11, 2002, 79,916,341 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET SALES	$60,044	$53,096	$164,630	$315,852
COST OF GOODS SOLD (Note 3)	116,952	66,811	193,265	325,857

GROSS LOSS	(56,908)	(13,715)	(28,635)	(10,005)
EXPENSES:
Selling, general and administrative	16,603	16,419	45,829	58,135
Engineering and quality assurance	9,033	9,543	26,637	30,558
Amortization of intangible assets	1,348	8,428	4,447	15,820
Restructuring costs	11,412	10,853	11,594	24,944
Asset impairment	42,253	3,276	42,253	14,349
Impairment of goodwill	67,587	—	67,587	—

Total expenses	148,236	48,519	198,347	143,806
LOSS FROM OPERATIONS	(205,144)	(62,234)	(226,982)	(153,811)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	746	652	1,970	3,388
Interest expense	(323)	(758)	(963)	(2,113)
Other expense, net	(699)	(3,381)	(497)	(3,457)

Total interest and other income (expense)	(276)	(3,487)	510	(2,182)
LOSS BEFORE INCOME TAX	(205,420)	(65,721)	(226,472)	(155,993)
BENEFIT FOR INCOME TAXES	(6,890)	(22,446)	(10,384)	(48,744)

NET LOSS	$(198,530)	$(43,275)	$(216,088)	$(107,249)

BASIC LOSS PER SHARE	$(2.45)	$(0.55)	$(2.70)	$(1.36)

DILUTED LOSS PER SHARE	$(2.45)	$(0.55)	$(2.70)	$(1.36)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	80,878	78,825	80,136	78,692

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	80,878	78,825	80,136	78,692

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$105,571	$79,671
Accounts receivable:
Trade, less allowance for doubtful accounts: $5,219 at September 30, 2002; $4,698 at December 31, 2001	44,023	45,064
Other	5,020	7,190
Notes Receivable	3,000	3,000
Inventories (Note 3)	40,907	125,682
Refundable income taxes	86	5,227
Prepaid expenses and other current assets	4,560	5,536

Total current assets	203,167	271,370
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $49,056 at September 30, 2002; $48,611 at December 31, 2001	64,324	97,416
PROPERTY & EQUIPMENT HELD FOR SALE (Note 8)	6,783	—
GOODWILL, net (Note 5)	23,306	78,966
OTHER INTANGIBLE ASSETS, net (Note 5)	27,272	51,021
NOTES RECEIVABLE	9,841	14,136
OTHER ASSETS	8,759	7,326

TOTAL ASSETS	$343,452	$520,235

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$226	$736
Bank credit facilities	—	1,395
Current portion of long-term debt	867	1,348
Current portion of long-term capital leases	55	245
Accounts payable	24,039	19,302
Restructuring reserve	13,383	7,363
Deferred income taxes	2,523	1,866
Other accrued expenses	24,859	22,594

Total current liabilities	65,952	54,849
LONG-TERM DEBT, less current portion	8,455	7,559
LONG-TERM CAPITAL LEASES, less current portion	—	39
DEFERRED INCOME TAXES	955	7,121
OTHER LIABILITIES	686	464
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 79,876 and 78,913 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively, net of 100 treasury shares	80	79
Additional paid-in-capital	583,975	570,427
Accumulated other comprehensive income (loss)	13,827	(5,913)
Accumulated deficit	(330,478)	(114,390)

Total stockholders' equity	267,404	450,203

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$343,452	$520,235

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216,088)	$(107,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (a)	16,635	28,827
Goodwill impairment	67,587	—
Asset Impairment (b)	44,770	19,822
Inventory write-off	73,029	110,313
Technology investment write-off (a)	—	2,750
Capitalized financing costs write-off	—	575
Stock compensation	8,494	20
Exchange gain	(838)	—
Net loss on disposal of property and equipment	432	172
Deferred income taxes	(6,692)	(39,649)
Changes in operating assets and liabilities:
Accounts receivable, net	6,217	51,134
Notes receivable	4,295	—
Inventories	14,787	(13,479)
Refundable income taxes	5,141	(13,180)
Prepaid expenses and other current assets	1,162	(1,652)
Accounts payable	3,326	(52,697)
Accrued expenses	1,065	(4,020)
Restructuring reserve	5,729	8,482
Other liabilities	386	6

Net cash provided by (used in) operating activities	29,437	(9,825)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Powec (Note 5)	(70)	(6,335)
Long-term investments	(2,000)	(3,505)
Acquisition of property and equipment	(5,021)	(30,415)
Proceeds from sale of property and equipment	97	89
Other assets	601	2,563

Net cash used in investing activities	(6,393)	(37,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	1,236	15,383
Repayments of borrowings on bank credit facilities	(2,757)	(8,949)
Bank overdraft	(555)	(11,156)
Proceeds from borrowings on long-term debt	—	882
Repayments of long-term debt	(1,163)	(2,213)
Principal payments under long-term capital lease obligations	(233)	(377)
Issuance of common stock-net	5,055	2,267

Net cash provided by (used in) financing activities	1,583	(4,163)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,273	(206)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,900	(51,797)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,671	137,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,571	$85,316

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid (received) for
Interest	$1,200	$1,243
Income taxes	$(11,558)	$8,895

(a)
The total technology investment write-off for the 9 months ended September 30, 2001 was $7,538 of which $4,788 was recorded as amortization of intangibles and $2,750 was recorded as other expense.

(b)
The asset impairment charge of $44,770 included in the Consolidated Statement of Cash Flows for the 9 months ended September 30, 2002 included $23,444 for the impairment of identifiable intangibles in accordance with SFAS No. 144, $18,809 for the impairment of property and equipment calculated in accordance with SFAS No. 144 and $2,517 for the fixed asset portion of the period's restructuring charge (See Note 8).

The
asset impairment charge of $19,822 included in the Consolidated Statement of Cash Flows for the 9 months ended September 30, 2001 included $14,349 for the impairment of property and equipment calculated in accordance with SFAS No. 121 and $5,473 for the fixed asset portion of the period's restructuring charge (See Note 8).

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
NET LOSS	$(198,530)	$(43,275)	$(216,088)	$(107,249)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(110)	7,162	19,740	(2,155)

COMPREHENSIVE LOSS	$(198,640)	$(36,113)	$(196,348)	$(109,404)

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2001 on Form 10-K.

        Power-One, Inc.'s ("the Company") reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine- month periods ended September 29, 2002 as September 30, 2002. The Sunday nearest to September 30, 2001 coincided with September 30, 2001.

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

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is generally established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the total accounts receivable balance is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category. This methodology may be modified or tailored to customary local practice, especially in the Company's overseas locations.

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, the Company generally compares the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may be modified depending on product lifecycles and local circumstances. On-hand quantities greater than projected usage are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts the Company is obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

        Investments—The Company holds minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are generally carried at cost or accounted for under the equity method. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

        Property and Equipment—Property and equipment are recorded at cost. Provisions for depreciation have been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the double declining balance and straight-line methods. Provisions for amortization of leasehold improvements are made based upon the estimated lives of the assets or terms of the leases, whichever is shorter.

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998, and of IPD in 1999 which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," only intangible assets with definite lives are amortized. Goodwill and the Company's trade name are deemed to have indefinite lives and are not amortized. Non-amortized intangible assets are instead subject to periodic impairment testing.

        Impairment of Long-Lived Assets—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

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

        Income Taxes—Provisions and/or benefits are recorded for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates. The Company's international operations are subject to a variety of income and corporate taxes.

        Certain Company subsidiaries have been granted tax exemptions from the payment of taxes on earnings. Specifically, these grants provide for exemption on income taxes, property taxes, distribution taxes and municipal license taxes. Additionally, certain subsidiaries operate in tax-free enterprise zones and, accordingly, pay no income taxes in connection with those operations.

        The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from its international subsidiaries as there is no intent to remit any future earnings.

        Deferred Income Tax Asset Valuation Allowance—The Company records a deferred tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company records a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

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

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS is solely attributable to stock compensation. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

        Engineering—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred.

        Warranties—Power-One generally offers its customers a two-year warranty on products sold, although warranty periods may vary by product and geographical location. The Company further assumes that the goods will generally be received for repair under warranty at a steadily declining rate over the warranty period. The expected returns are weighted in order to reflect the fact that the majority of returns will be received within one month of sale and will decline each month thereafter. Based on historical sales and warranty repair expenses, an expected per-unit cost of repair is calculated and applied to actual units sold over the warranty period. This calculation is reviewed monthly and the reserve adjusted accordingly.

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

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia, periodically monitors its exposure to credit losses, and maintains allowances for anticipated losses. Certain European subsidiaries mitigate this risk through credit insurance and collection via bank drafts. Cisco Systems was the only customer to exceed 10% of net sales in the three- and nine-month periods ending September 30, 2002.

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

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 required for combination of segments. The Company's products are all power conversion products primarily geared toward the communications industry, and our sales force sells products from one company-wide product portfolio. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. Generally, the same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and the Company's products are distributed through common channels and distributor networks.

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

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, "Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002.

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

        The Company believes that the adoption of SFAS 146 may be material to the financial statements should any restructuring initiatives be implemented subsequent to adoption. Currently, the Company does not anticipate any new restructuring initiatives that would be subject to SFAS 146. Had SFAS 146 been adopted and applied to the third quarter of 2002, the Company's restructuring charge would have been smaller, as SFAS 146 delays recognition of certain restructuring liabilities until they are incurred rather than committed to, such as severance obligations, and requires fair value recognition of continuing lease obligations. The Company has not fully analyzed the impact that SFAS 146 would have had on its financial statements for the third quarter of 2002 if it had been adopted early.

NOTE 3—INVENTORIES

        Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$24,459	$100,450
Subassemblies-in-process	7,751	9,013
Finished goods	8,697	16,219

	$40,907	$125,682

        During the third quarter of 2002, the Company determined that a change in methodology for calculating excess and obsolete inventory was warranted due to shorter product lives. The Company will now only look at 12 or 24-month forward demand for components in determining excess and obsolete inventory. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand will be written off. The Company believes the trend toward shorter product life cycles is permanent, and that this change in methodology will reduce the risk of inventory obsolescence in the future. In addition, the Company is discontinuing a number of product lines as part of its restructuring, and is writing off the inventory associated with these lines. The Company recorded an inventory charge of $73.0 million to cost of goods sold during the third quarter of 2002 in connection with the change in methodology and discontinuation of product lines.

NOTE 4—EARNINGS LOSS PER SHARE

        Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period while diluted earnings per share would also include the dilutive effect of stock options.

        The dilutive effect of stock options outstanding at September 30, 2002 and 2001 was not included in the calculation of diluted loss per share for the three-and nine-month periods ended September 30, 2002 and 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 1.1 million and 2.0 million for the three-month periods ended September 30, 2002 and 2001, respectively, and 2.0 million and 2.5 million for the nine-month periods ended September 30, 2002 and 2001, respectively. Dilutive shares relate to stock options whose exercise prices are below the current fair market value of shares of the Company.

        Basic and diluted loss per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic loss per share:
Net loss	$(198,530)	$(43,275)	$(216,088)	$(107,249)
Basic weighted average shares outstanding	80,878	78,825	80,136	78,692

Basic loss per share	$(2.45)	$(.55)	$(2.70)	$(1.36)

Diluted loss per share:
Net loss	$(198,530)	$(43,275)	$(216,088)	$(107,249)
Basic weighted average shares outstanding	80,878	78,825	80,136	78,692
Dilutive shares	—	—	—	—

Diluted weighted average shares outstanding securities	80,878	78,825	80,136	78,692

Diluted loss per share	$(2.45)	$(.55)	$(2.70)	$(1.36)

NOTE 5—INTANGIBLE ASSETS

      Intangible assets consist of the following:

	September 30, 2002
				Weighted Average Life (In years)
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Goodwill and trade name	$44,798	$10,100	$34,698
Product technology	19,666	10,293	9,373	10
Other	10,097	3,590	6,507	15

Total	$74,561	$23,983	$50,578

	December 31, 2001
				Weighted Average Life (In years)
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Goodwill and trade name	$106,722	$16,363	$90,359
Product technology	27,252	10,809	16,443	9
Other	29,576	6,391	23,185	12

Total	$163,550	$33,563	$129,987

        The Company adopted SFAS 142 effective January 1, 2002 and accordingly ceased amortization of goodwill and the Company's trade name, which is deemed to have an indefinite life. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. However, these balances are subject to periodic testing for impairment.

        The Company performed an impairment test of goodwill in accordance with SFAS 142 during the third quarter of 2002 and determined that it would record a $67.6 million impairment charge. During the third quarter of 2002 the Company modified its long-term forecast to account for continuing weakness in its industry, which negatively impacted the SFAS 142 analysis of goodwill. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business has been negatively impacted by a downturn in service provider spending.

        In addition, the Company also performed an analysis of its other intangible assets in accordance with SFAS 144 during the third quarter of 2002. The Company determined that certain identifiable intangible assets were impaired and recorded a charge of $23.4 million as the carrying value of the asset group exceeded expected future cash flows. The intangible assets being written down consist primarily of customer relationships and product technology. This write-down for other intangible assets is also related to the Company's acquisition of Powec in 2000.

        Below is a reconciliation of net loss and loss per share as reported for the three- and nine-month periods ended September 30, 2001 to net loss and loss per share adjusted for the amortization expense related to goodwill and the Company's trade name which ceased due to the adoption of SFAS 142 effective January 1, 2002.

	Three Months Ended September 30,
	2002	2001
Reported net loss	$(198,530)	$(43,275)
Add: Goodwill and Company trade name amortization, net of tax	—	1,753

Adjusted net loss	$(198,530)	$(41,522)

Reported diluted loss per share	$(2.45)	$(.55)
Add: Goodwill and Company trade name amortization, net of tax	—	.02

Adjusted diluted loss per share	$(2.45)	$(.53)

	Nine Months Ended June 30,
	2002	2001
Reported net loss	$(216,088)	$(107,249)
Add: Goodwill and Company trade name amortization, net of tax	—	4,892

Adjusted net loss	$(216,088)	$(102,357)

Reported diluted loss per share	$(2.70)	$(1.36)
Add: Goodwill and Company trade name amortization, net of tax	—	.06

Adjusted diluted loss per share	$(2.70)	$(1.30)

        Estimated future amortization expense is as follows:

Year Ending December 31,	Amortization Expense
2003	$2,742
2004	2,742
2005	2,617
2006	1,949
2007	1,853

Total	$11,903

        During the second quarter of 2002, the Company paid $70 thousand in cash to the former shareholder of a Company subsidiary for 2001 operating performance. During the second quarter of 2001, the Company paid $7.0 million in cash and stock to the former shareholders of a Company subsidiary related to 2000 operating performance. These payments were recorded as additions to goodwill at the time, but were subsequently written off as part of the Company's SFAS 142 analysis during the third quarter of 2002.

NOTE 6—LONG TERM DEBT AND CREDIT FACILITY

        The Company has a long-term property loan with a bank in Norway totaling approximately $9.0 million. The loan was for the purchase of a Company subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the bank's rate, 9.5% at September 30, 2002, and is payable in installments until its maturity date in July 2019. As of September 30, 2002, the current and long-term amounts outstanding under this loan were $534 thousand and $8.5 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2002, the total outstanding balance on all credit facilities was $333 thousand at a weighted-average interest rate of 4.0%. This amount was outstanding on the Company's Swiss credit facility and was recorded in the current portion of long-term debt.

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

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of, and claims for, potential recoverable damages. Further proceedings are pending. Hearings on issues of patent claims construction were held in September 2002. A jury trial on patent validity is currently scheduled for May 2003, but those proceedings may be impacted by the Court's ruling on claims construction.

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

NOTE 8—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

        During 2001, the Company announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. During the nine months ended September 30, 2001, the Company recorded pre-tax restructuring charges totaling $24.9 million in accordance with EITF 94-3, a pre-tax asset impairment charge of $14.3 million in accordance with SFAS 121, and a pre-tax inventory charge of $110.3 million to revalue inventory and provide for excess and obsolete inventory.

        During the third quarter of 2002, the Company announced an additional restructuring program and recorded pre-tax charges of $11.4 million in accordance with EITF 94-3 related to the restructuring of the Company's operations, pre-tax asset and goodwill impairment charges of $109.8 million and a pre-tax inventory charge of $73.0 million to revalue inventory and provide for excess and obsolete inventory. The Company previously recorded restructuring charges of approximately $182 thousand during the first two quarters of 2002. The restructuring costs and asset impairment charges are classified as operating expenses.

Restructuring Costs

        The restructuring plans include a worldwide workforce reduction, consolidation of excess facilities and write-off of fixed assets therein, contract termination charges, and other shutdown costs. The Company expects to pay most of the remaining restructuring liabilities during the remainder of 2002 and the first quarter of 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2005. A summary of the restructuring activity during the three and nine-month periods ending September 30, 2002 is as follows:

	Restructuring Liabilities at June 30, 2002	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at September 30, 2002
Worldwide workforce reduction	$1,259	$5,123	$924	$5,458
Facilities closure	2,366	4,600	508	6,458
Fixed assets write-off	20	1,659	426	1,253
Other shutdown costs	184	30	—	214

Total Restructuring Costs	$3,829	$11,412	$1,858	$13,383

	Restructuring Liabilities at December 31, 2001	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at September 30, 2002
Worldwide workforce reduction	$1,404	$5,454	$1,400	$5,458
Facilities closure	4,582	4,451	2,575	6,458
Fixed assets write-off	1,078	1,659	1,484	1,253
Contract termination costs	115	—	115	—
Other shutdown costs	184	30	—	214

	$7,363	$11,594	$5,574	$13,383

        The 2002 and 20001 restructuring charges are comprised of the following:

	Restructuring Costs Three Months Ended September 30,
	2002	2001
Worldwide workforce reduction	$5,123	$4,717
Facilities closure	4,600	4,254
Fixed asset write-off	1,659	1,346
Contract termination costs	—	536
Other shutdown costs	30	—

Total	$11,412	$10,853

	Restructuring Costs Nine Months Ended September 30,
	2002	2001
Worldwide workforce reduction	$5,454	$10,691
Facilities closure	4,451	7,349
Fixed asset write-off	1,659	3,280
Contract termination costs	—	3,420
Other shutdown costs	30	204

Total	$11,594	$24,944

2002 Restructuring Costs

        The $5.1 million restructuring charge for workforce reduction during the third quarter of 2002 is related to approximately 625 positions identified for elimination, of which approximately 400 positions are located in Puerto Rico and Mexico, including 300 manufacturing positions. Of the remaining positions identified for elimination, approximately 175 were located in the United States, including 100 manufacturing positions, and the balance of approximately 50 were located at the Company's other overseas locations, primarily in Europe. As of September 30, 2002, approximately 75 employees have been released. Most of the remaining positions are expected to be eliminated during the fourth quarter of 2002 and, to a lesser extent, during the first quarter of 2003. The remaining severance and related benefits are expected to be paid during the fourth quarter of 2002 and first quarter of 2003. Since this only represents specific employee terminations identified as of September 30, 2002, further charges may be necessary in future periods if additional terminations are identified.

        The $5.4 million restructuring charge for workforce reduction for the nine months ended September 30, 2002 includes $331 thousand related to severance benefits for 42 positions identified for elimination during the first quarter of 2002.

        The $4.6 million charge for facilities closures during the third quarter of 2002 is related to office space and facilities that are being vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2005.

The Company facilities being vacated are located in Costa Mesa, California; Mexico; and Puerto Rico. In connection with these closures, the Company recorded a charge of approximately $1.7 million for the write down of fixed assets at these locations.

        The $4.5 million charge for facilities closure for the nine months ended September 30, 2002 includes a revision of $149 thousand to the company's reserve during the first quarter of 2002.

2001 Restructuring Costs

        The $10.7 million charge for personnel terminations during the nine months ended September 30, 2001 is related to the downsizing of the Company's workforce, primarily manufacturing positions at the Company's Mexico and Dominican Republic facilities. For the nine months ended September 30, 2001, approximately 4,650 positions were identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. Of these reductions, approximately 1,275 positions were specifically identified for elimination during the quarter ended September 30, 2001 resulting in a charge of $4.7 million. As of September 30, 2001, approximately 4,300 employees had been released, with the remaining positions eliminated during the fourth quarter of 2001.

        The facilities closure charges of $7.3 million and $4.3 million for the nine and three-month periods ended September 30, 2001, respectively, are related to office space and facilities that were vacated with no future economic benefit. The charges include the write-off of existing leasehold improvements as well as payments for continuing lease obligations. The Company facilities that were vacated are located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe. In connection with these closures, the Company recorded a charge of approximately $3.3 million for the write down of fixed assets at these locations. Of this amount, $1.3 million was recorded during the third quarter of 2002.

        The provision for contract termination costs of $3.4 million for the nine months ended September 30, 2001 is primarily related to cancellation charges incurred to release the Company of certain purchase obligations to a significant supplier. Under the terms of the cancellation agreements, no future delivery of products or services will be made to the Company. $536 thousand of these charges were recorded during the third quarter of 2001.

Impairment of Fixed Assets and Purchased Intangible Assets

        During the third quarter of 2002, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. The Company identified $20.5 million of certain long-lived assets that will be held for sale, which have been written down to a fair value of $6.8 million. The impairment charge associated with these assets was $13.7 million. These assets include manufacturing equipment as well as a facility. The Company determined fair value primarily through obtaining market quotes from third party sources. Further, the Company identified $28.6 of certain intangible assets and other fixed assets at one of its subsidiaries with continuing operations whose carrying values are not expected to be recovered from future cash flows. These assets include certain intangibles associated with the acquisition of Powec in 2000, primarily customer relationships and product technology, as well as an owned facility in Norway. These were also written down to fair value, which was determined by using discounted cash flows or, where appropriate, third party quotes. Asset impairment charges associated with SFAS 144 totaled $42.3 million for both the three and nine months ended September 30, 2002.

        In addition, the Company performed an impairment test of goodwill in accordance with SFAS 142 during the third quarter of 2002 and determined that it would record a $67.6 million impairment charge. During the third quarter of 2002 the Company modified its long-term forecast to account for continuing weakness in its industry, which negatively impacted the SFAS 142 analysis of discounted cash flows. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business has been negatively impacted by a collapse in service provider spending.

        During 2001, the Company performed an impairment review to determine whether any of its long-lived assets were impaired based on market conditions. This review was conducted in accordance with SFAS 121. The Company identified certain manufacturing equipment for impairment testing, primarily located at manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $3.3 million in the third quarter of 2001. Total asset impairment charges for the nine months ended September 30, 2001 were $14.3 million.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        We are a leading designer and manufacturer of more than 2,000 high-quality brand name power supplies. We sell our products to original equipment manufacturers ("OEMs"), distributors and service providers who value quality, reliability, technology and service. We have more than 5,000 customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

        As part of our restructuring program, certain structural changes were made to our organization during 2001 and 2002. We now have two primary divisions: Compact Advanced Power Solutions ("CAPS") and Energy Solutions ("ES"). CAPS consists of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in January 1999 and of Melcher in August 1998. ES represents the combination of our HC Power and Powec acquisitions in February and May of 2000, respectively.

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion supplies for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications gear. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. All products are sold under the Power-One brand name by our sales force. These products are manufactured in common facilities with common engineers and manufacturing staff.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.

        Revenue Recognition—We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        Impairment of Long-Lived Assets—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

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

        Deferred Income Tax Asset Valuation Allowance—We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to volatility in the industry within which we operate, we record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we generally compare the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may be modified depending on product lifecycles and local circumstances. On-hand quantities greater than projected usage are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is generally established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the total accounts receivable balance is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category. This methodology, however, may be modified or tailored to customary local practice, especially in our overseas locations.

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

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121, "Accounting for the Impairment of Long-Lives Assets and for Long-Lived Assets to Be Disposed Of," and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002.

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

        We believe that the adoption of SFAS 146 may be material to the financial statements should any restructuring initiatives be implemented subsequent to adoption. Currently, we do not anticipate any new restructuring initiatives that would be subject to SFAS 146. Had SFAS 146 been adopted and applied to the third quarter of 2002, our restructuring charge would have been smaller, as SFAS 146 delays recognition of certain restructuring liabilities until they are incurred rather than committed to, such as severance obligations, and requires fair value recognition of continuing lease obligations. We have not fully analyzed the impact that SFAS 146 would have had on our financial statements for the third quarter of 2002 if we had adopted it early.

Results of Operations

        General.    The discussion of our results below includes the expense associated with the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 ("the Plan"). The Plan period began in October 2001 and continues through January 2003. Accordingly, there was no expense associated with the Plan in the first nine months of 2001. The Plan was established as a means of motivating and retaining our key talent during the current industry downturn. Under the terms of the Plan, employees voluntarily elected to defer up to 50% of their base salary in exchange for our common stock at a predetermined price. We will match these shares at 100% at the end of the Plan period. Below is a summary of compensation expense recognized in our financial results associated with the Company match portion of the Plan; this portion of the compensation expense is not expected to recur beyond January 2003. Amounts are pre-tax and in thousands:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Cost of goods sold	$252	$671
Selling	198	635
Administrative	834	2,359
Engineering and quality assurance	671	1,856

	$1,955	$5,521

        Net Sales.    Net sales decreased $151.2 million, or 47.9%, to $164.6 million for the nine months ended September 30, 2002 from $315.9 million for the nine months ended September 30, 2001. The decrease in net sales was attributable to weakness across all product lines, particularly those related to the communications sector. Fiscal year 2001 was characterized by an unprecedented downturn in the communications infrastructure marketplace, which has continued through 2002. However, sales during the first quarter of 2001 were high relative to the rest of 2001 and 2002 due to the relatively stronger demand for DC/DC converters ("bricks") and telecom systems due to backlog from orders placed in 2000.

        Net sales to OEMs for the nine months ended September 30, 2002 were $113.9 million, or 69.2% of net sales, compared to $213.4 million, or 67.6% of net sales, for the same period in 2001. Cisco Systems was the only customer to exceed 10% of net sales in the nine months ended September 30, 2002, with $27.0 million, or 16.4% of net sales. Net sales through distributors were $29.8 million, or 18.1% of net sales, in the nine months ended September 30, 2002, compared with $63.8 million, or 20.2% of net sales, for the same period in 2001.

        Net sales to service providers in the nine months ended September 30, 2002 were $20.9 million, or 12.7% of net sales, compared with $38.6 million, or 12.2% of net sales, for the same period in 2001.

        Net sales increased $6.9 million, or 13.1%, to $60.0 million for the third quarter ended September 30, 2002 from $53.1 million for the third quarter ended September 30, 2001. The increase in net sales was attributable to stabilization of the industry relative to the severe downturn that began in 2001 and has continued through 2002, as well as our customers using and replenishing inventories. After bottoming out in the fourth quarter of 2001, our sales have increased sequentially during 2002, as we have seen modest increases in demand for our high-density board-mounted DC/DC power converters and embedded AC/DC power supplies. We have also seen moderate improvements in demand for our telecom power systems in Europe and Asia, while the North American market for telecommunications equipment continues to be severely impacted by the downturn.

        Net sales to OEMs in the third quarter ended September 30, 2002 were $39.8 million, or 66.3% of net sales, compared to $37.7 million, or 71.1% of net sales, for the same quarter in 2001. Cisco Systems was the only customer to exceed 10% of net sales in the third quarter of 2002, with $9.5 million, or 15.9% of net sales. Net sales through distributors were $11.7 million, or 19.4% of net sales, in the third quarter of 2002, compared with $6.1 million, or 11.4% of net sales, in the same period in 2001. Net sales to service providers in the third quarter of 2002 were $8.6 million, or 14.3% of net sales, compared with $9.3 million, or 17.5% of net sales, for the same period in 2001.

        Net sales by markets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Communications	62.7%	67.0%	64.7%	74.6%
Industrial	17.6%	13.1%	16.5%	10.0%
Transportation	6.2%	6.3%	5.5%	3.7%
ATE/Semiconductor test equipment	5.5%	4.1%	4.9%	3.6%
Medical	2.9%	3.4%	3.1%	2.5%
Computer and Retail	2.1%	2.3%	2.7%	2.4%
Other	3.0%	3.8%	2.6%	3.2%

Total	100.0%	100.0%	100.0%	100.0%

        The Company's combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings (in millions)	September 30, 2002	June 30, 2002	March 31, 2002	December 31, 2001
Combined 180-day backlog	$44.7	$49.1	$44.2	$40.3
Combined 90-day backlog	$39.6	$42.9	$38.4	$35.1
Quarterly bookings	$53.4	$58.1	$47.7	$37.3
Book-to-bill ratio	0.89	1.03	0.99	0.78

        The decrease in backlog at September 30, 2002 from the prior quarter was primarily due to certain Vendor-Managed-Inventory (VMI) programs that were initiated during the third quarter of 2002. Backlog and bookings during the third quarter of 2002 were also negatively impacted by seasonality, especially in Europe. We estimate that the negative VMI impact on third quarter bookings was approximately $2.1 million. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a product-use forecast. We then supply product to the customer per the forecast, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We are planning to bring additional VMI programs on-line in the future, which will result in higher turns business and a lower backlog. As such, we believe that backlog will continue to be a less reliable indicator of future results over time.

        Gross Profit (Loss).    Gross loss for the nine months ended September 30, 2002 was $28.6 million compared with a gross loss of $10.0 million for the comparable period in 2001. Gross loss for the nine month period ended September 30, 2002 included inventory charges of $73.0 million. Gross loss for the nine month period ended September 30, 2001 included inventory charges of $110.3 million.

        The $73.0 million inventory charge recorded during the nine months ended September 30, 2002 was primarily related to a change in our methodology for calculating excess and obsolete inventory in response to shorter product lifecycles, as well as related to products that are being discontinued as part of our restructuring. The $110.3 million inventory charge recorded during the nine months ended September 30, 2001 consisted of $51.2 to revalue inventory on hand to the lower of cost or market, $56.1 million for excess and obsolete inventory, and $3.0 million for discontinued products.

        Excluding these write-downs, gross profit for the nine months ended September 30, 2002 and 2001 would have been approximately $44.4 million and 27.0% of net sales, and $100.3 million and 31.8% of net sales, respectively. Excluding these write-down, the decrease in gross profit and gross profit percentage is due to the decrease in overhead absorption as a result of the rapid sales decline that occurred between the first quarter of 2001 and 2002. Additionally, gross profit for the nine months ended September 30, 2002 was negatively impacted by sales of raw materials. During the nine months ended September 30, 2002, we sold approximately $1.7 million of raw materials with an associated cost of approximately $3.5 million, which reduced our gross margin by approximately 1.1%.

        Gross loss for the three months ended September 30, 2002 was $56.9 million compared with a gross loss of $13.7 million for the comparable period in 2001. Gross loss for the three month period ended September 30, 2002 included inventory charges of $73.0 million. Gross loss for the three month period ended September 30, 2001 included inventory charges of $25.2 million. Excluding these write-downs, gross profit for the three months ended September 30, 2002 and 2001 would have been approximately $16.1 million and 26.8% of net sales, and $11.5 million and 21.6% of net sales, respectively. Excluding these write-downs, the increase in gross profit and gross profit percentage is due to the increase in overhead absorption as a result of the sales increase between the comparable periods. In addition, the gross profit for the third quarter ended September 30, 2002 included relatively higher sales of our high-density board-mounted DC/DC power converters and embedded AC/DC power supplies, which generally have a higher gross margin than our telecom power systems products. During the three months ended September 30, 2002, we sold approximately $410 thousand of raw materials with an associated cost of approximately $1.3 million, which reduced our gross margin by approximately 1.7%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $12.3 million, or 21.2%, to $45.8 million for the nine months ended September 30, 2002 from $58.1 million for the same period in 2001. As a percentage of net sales, selling, general and administrative expense increased to 27.8% for the nine months ended September 30, 2002 from 18.4% for the same period in 2001.

        Selling expense decreased $7.8 million, or 29.0%, to $19.1 million for the nine months ended September 30, 2002 from $26.9 million for the same period in 2001. This decrease is primarily due to the rapid decline in sales that occurred from 2001 to 2002, which consequently resulted in lower sales commission expense, as well as a reduction in our sales force. Administrative expense decreased $4.5 million, or 14.4%, to $26.7 million for the nine months ended September 30, 2002 from $31.2 million for the same period in 2001. This was primarily due to the reduction in headcount that occurred during the latter half of 2001 and 2002, as well as other cost reductions that were then implemented. The savings from headcount and other cost reductions was offset by approximately a $1.4 million increase in our bad debt reserve for a specific customer in Europe, which was recorded during the third quarter of 2002.

        Selling, general and administrative expense increased $184 thousand, or 1.1%, to $16.6 million for the quarter ended September 30, 2002 from $16.4 million for the same period in 2001. As a percentage of net sales, selling, general and administrative expense decreased to 27.7% for the third quarter of 2002 from 30.9% for the same period in 2001.

        Selling expense decreased $220 thousand, or 3.2%, to $6.6 million for the quarter ended September 30, 2002 from $6.8 million for the same period in 2001. This decrease is primarily due to a reduction in our sales force, as well as the different mix of products sold during each quarter and different sales commissions structures among the various products. Administrative expense increased $404 thousand, or 4.2%, to $10.0 million for the third quarter ended September 30, 2002 from $9.6 million for the same period in 2001. This was primarily due to the $1.4 million addition to our bad debt reserve, which was partially offset by savings related to reductions in headcount and other expenses.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased $3.9 million, or 12.8% to $26.6 million for the nine months ended September 30, 2002 from $30.6 million for same period in 2001. As a percentage of net sales, engineering and quality assurance expense increased to 16.2% for the nine months ended September 30, 2002 from 9.7% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions that were implemented in the fourth quarter of 2001.

        Engineering and quality assurance expense decreased $510 thousand, or 5.3%, to $9.0 million for the third quarter ended September 30, 2002 from $9.5 million for same period in 2001. As a percentage of net sales, engineering and quality assurance expense decreased to 15.0% for the third quarter of 2002 from 18.0% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions that were implemented in fourth quarter of 2001.

        Amortization of Intangible Assets and Goodwill Impairment.    Amortization of intangible assets decreased $11.4 million, or 71.9%, to $4.4 million for the nine months ended September 30, 2002 from $15.8 million for the same period in 2001. Amortization of intangible assets decreased $7.1 million, or 84.0%, to $1.3 million for the third quarter ended September 30, 2002 from $8.4 million for the same period in 2001. The primary driver of the decrease in amortization was the $4.8 million write-off a technology license during third quarter of 2001, which was recorded as additional amortization expense. The other factors affecting the decrease in amortization expense are the write-off of certain intangible assets during the second half of 2001 and the adoption of SFAS 142 which became effective on January 1, 2002.

        During the latter half of 2001 we wrote off approximately $24.2 million of goodwill and other intangible assets which consisted of the following: $11.0 million of goodwill associated with the discontinued product line acquired from Eldec; $7.5 million for the Melcher trade name, acquired in 1998 and phased out during 2001; $4.8 million for a technology license that was deemed impaired; and the balance for miscellaneous intangibles acquired in past business combinations. The quarterly amortization expense associated with these intangible assets prior to the write-off was approximately $600 thousand.

        Effective January 1, 2002, we adopted SFAS 142. In accordance with the provisions of SFAS 142, we have ceased amortizing goodwill and other intangibles that have an indefinite life. At September 30, 2002, approximately $44.8 million of gross or $34.7 million of net goodwill and other intangibles are no longer being amortized. The pretax quarterly amortization expense associated with these intangible assets prior to the adoption of SFAS 142 was approximately $700 thousand.

        During the third quarter ended September 30, 2002, we performed impairment tests of goodwill in accordance with SFAS 142 and of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded an impairment charges to write off approximately $67.6 million in goodwill and $23.4 million in other intangible assets, both associated with the acquisition of Powec in 2000. Amortization expense associated with these intangibles assets and goodwill for the nine months ended September 30, 2002 and 2001 was $2.4 million and $5.4 million, respectively. The decrease in amortization year over year was due to the elimination of goodwill amortization in accordance with SFAS 142, which we adopted January 1, 2002.

        Other changes in intangible asset balances from period to period relate primarily to the translation of the intangible asset balances from the Company's subsidiaries' functional currencies into U.S. dollars.

        Restructuring Charge.    During the third quarter of 2002, we announced a new restructuring program in an effort to significantly reduce our cost structure in the face of continued weakness in our industry. In accordance with EITF 94-3, we recorded pre-tax restructuring charges of $11.4 million. Included in this charge is $5.1 million for severance related to the approximately 625 employees identified for termination and $6.3 million related to the closures of our Costa Mesa, California; Puerto Rico and Mexico facilities. The charges for facility closures relate primarily to continuing lease obligations and the write-off of fixed assets in those locations. Due to a minor restructuring charge in the first quarter of 2002, total restructuring expenses for the nine months ended September 30, 2002 were $11.6 million.

        During 2001, we announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. We recorded pre-tax restructuring charges totaling $24.9 million in accordance with EITF 94-3 during the nine months ended September 30, 2001, of which $10.9 was recorded during the third quarter of 2001. All of these charges relate primarily to severance for a significant reduction in headcount, as well as for facility closures.

        Asset and Goodwill Impairment.    During the third quarter of 2002, we performed an impairment review in accordance with SFAS 144 to determine whether any of our long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. We identified certain long-lived assets that will be held for sale at a facility slated for closure and other locations which we wrote down to fair value. Further, we identified certain intangible assets and fixed assets at one of our subsidiaries with continuing operations whose carrying value would not be recovered from future cash flows. These were also written down to fair value. These assets include a facility in Mexico and manufacturing equipment at various locations that will be held for sale; identified intangibles associated with the acquisition of Powec in 2000, including customer relationships and product technology; and an owned facility in Norway. Asset impairment charges associated with SFAS 144 totaled $42.3 million for both the three and nine months ended September 30, 2002.

        In addition, we performed an impairment test of goodwill in accordance with SFAS 142 during the third quarter and determined that we would record a $67.6 million impairment charge. During the third quarter we modified our long-term forecast to account for continuing weakness in our industry, which negatively impacted the results of our SFAS 142 analysis of goodwill. All of the impaired goodwill is related to our acquisition of Powec in 2000, whose business has been negatively impacted by a collapse in service provider spending.

        During 2001, we performed an impairment review to determine whether any of our long-lived assets were impaired based on market conditions. This review was conducted in accordance with SFAS 121. We identified certain manufacturing equipment for impairment testing, primarily located at our manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $3.3 million in the third quarter of 2001. Total asset impairment charges for the nine months ended September 30, 2001 were $14.3 million.

        Loss from Operations.    As a result of the items above, loss from operations increased $73.2 million to a loss of $227.0 million for the nine months ended September 30, 2002 from an operating loss of $153.8 million for the same period in 2001. During the nine months ended September 30, 2002, we recorded approximately $5.5 million in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003. Other non-recurring items recorded during the nine months ended September 30, 2002 included an inventory write-off of $73.0 million, restructuring charges of $11.6, and goodwill and other asset impairment charges of $109.8 million. Non-recurring items during the same period of 2001 included an inventory write-down of $110.3 million, restructuring charges of $24.9 million, asset impairment charges of $14.3 million, and a technology investment write-off of $7.5 million (of which $4.8 million affected loss from operations). Excluding these non-recurring items, income (loss) from operations decreased $27.6 million to a loss of $27.0 million for the nine months ended September 30, 2002 from operating income of $584 thousand for the same period in 2001.

        Loss from operations increased $142.9 million to a loss of $205.1 million for the third quarter ended September 30, 2002 from an operating loss of $62.2 million for the same period in 2001. The increase in operating loss is mainly due to the effect of the non-recurring items discussed above recorded in the third quarter of 2002 relative to the non-recurring items recorded in the third quarter of 2001. During the third quarter ended September 30, 2002, we recorded approximately $2.0 million in stock compensation expense associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003. Other non-recurring items recorded during the quarter ended September 30, 2002 included an inventory write-off of $73.0 million, restructuring charges of $11.4, and goodwill and other asset impairment charges of $109.8 million. Non-recurring items during the same period of 2001 included an inventory write-down of $25.2 million, restructuring charges of $10.9 million, asset impairment charges of $3.3 million, and a technology investment write-off of $7.5 million (of which $4.8 million affected loss from operations). Excluding these non-recurring items, loss from operations decreased $9.3 million to a loss of $8.9 million for the quarter ended September 30, 2002 from an operating loss of $18.2 million for the same period in 2001.

        Interest Income (Expense), Net.    Net interest income decreased $268 thousand to $1.0 million for the nine months ended September 30, 2002 compared to net interest income of $1.3 million for the same period in 2001. The decrease in net interest income is primarily attributable to an overall reduction in the rate of return earned on our cash and cash equivalents balances. Partially offsetting this decrease was the elimination of interest expense related to our credit facility, which was closed during the fourth quarter of 2001, as well as an increase in our cash balance in the first nine months of 2002.

        Net interest income increased $529 thousand to $423 thousand interest income for the quarter ended September 30, 2002 compared to net interest expense of $106 thousand for the same period in 2001. This increase in interest income is due the elimination of interest expense related to our credit facility, which was closed during the fourth quarter of 2001.

        Other Income (Expense), Net.    Net other expense was $497 thousand for the nine months ended September 30, 2002, a decrease of $3.0 million from net other expense of $3.5 million for the same period in 2001. Net other expense decreased $2.7 million to $699 thousand for the quarter ended September 30, 2002 from $3.4 million for the same period in 2001. These decreases are primarily due to a technology investment write-off of $7.5 million, of which $2.7 million affected other expense, and the write-off of capitalized financing costs of approximately $575 thousand, both of which were recorded during the third quarter of 2001. The balance of changes in other income and expense is due to foreign currency gains and losses.

        Benefit for Income Taxes.    The benefit for income taxes was $10.4 million for the nine months ended September 30, 2002 compared to the benefit for income taxes of $48.7 million for the same period in 2001. The effective income tax rate was a benefit of 4.6% for the first nine months of 2002 compared with a benefit of 31.2% for the same period in 2001. The difference in the effective income tax rate is due to the $40.2 million deferred tax asset valuation allowance that we recorded during the nine month period ending September 30, 2002. No deferred tax asset valuation allowance was recorded during the nine months ended September 30, 2001. Additionally, there was no tax benefit associated with the $67.6 million write-off of goodwill during the period, as the goodwill was not deductible for income tax purposes.

        The benefit for income taxes was $6.9 million for the quarter ended September 30, 2002 compared to the benefit for income taxes of $22.4 million for the same period in 2001. The effective income tax rate was a benefit of 3.4% for the third quarter of 2002 compared with a benefit of 34.2% for the same period in 2001. The difference in the effective income tax rate is due to the $32.8 million deferred tax asset valuation allowance that we recorded during the quarter ended September 30, 2002. No deferred tax asset valuation allowance was recorded during the quarter ended September 30, 2001. Additionally, there was no tax benefit associated with the $67.6 million write-off of goodwill during the period, as the goodwill was not deductible for income tax purposes.

        We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to volatility in the industry within which we operate, we may record a valuation allowance against these deferred tax assets in accordance with SFAS 109 when, in management's judgment, the deferred tax assets may not be realized in the immediate future.

        The income tax provision (benefit) during the first nine months of 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million, which was recorded as a credit to income tax expense. In addition, we reversed a deferred income tax liability of $6.6 million in connection with the impairment charge of identifiable intangibles we recorded during the third quarter of 2002.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased $25.9 million, or 32.5%, to $105.6 million at September 30, 2002 from $79.7 million at December 31, 2001. Our primary source of cash in the first nine months of 2002 was cash provided by operating activities of $29.4 million. Our primary uses of cash in the first nine months of 2002 consisted of $5.0 million for the acquisition of property and equipment and $4.7 million for the repayment of borrowings and bank overdrafts.

        Cash provided by operating activities of $29.4 million included the net receipt of $11.6 million in income tax refunds. Cash provided by operating activities also included decreases in inventories and accounts receivable, net, of $14.8 million and $6.2 million, respectively, and increases in accounts payable of $3.3 million. In addition, cash provided by operating activities also included approximately $8.5 million of stock compensation related to our employee salary deferral plan, which was offset by $3.3 million of cash payments relating to the Company's restructuring program.

        The $5.0 million to acquire property and equipment was offset by $600 thousand received for reimbursement of leasehold improvements made at one of our facilities.

        We have a long-term property loan with a bank in Norway totaling approximately $9.0 million. The loan was for the purchase of a subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears an interest rate based on the bank's rate, 9.5% at September 30, 2002, and is payable in installments until its maturity in July 2019. At September 30, 2002, the current and long-term amounts outstanding under this loan were $534 thousand and $8.5 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2002, the total outstanding balance on all credit facilities was $333 thousand at a weighted-average interest rate of 4.0%. This amount was outstanding on the Company's Swiss credit facility and was recorded in the current portion of long-term debt.

        We currently anticipate that our total capital expenditures for 2002 will be in the range of $8 to $10 million, of which approximately $5.0 million was incurred during the first nine months of 2002 primarily for information technology infrastructure improvements and minor additions to PP&E. Other future capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Recent Events.    The U.S. economy entered a period of contraction during 2001, and the communications infrastructure industry in particular has been experiencing a severe downturn. We are not certain how long and to what extent the economy or various sectors will experience negative growth. During 2001, many of our customers, including our largest customers, cancelled or rescheduled significant orders, which caused a substantial decline in our backlog and bookings. While we have seen some improvements in our business fundamentals during the first nine months of 2002, there can be no assurance that this will continue through the balance of the year and into next year.

        We have initiated various cost containment measures to mitigate the negative effect of these trends, which has resulted in significant restructuring and asset impairment charges, as well as inventory write-downs during 2001 and 2002. We continue working to identify cost reduction opportunities relative to current market conditions, and may record additional restructuring charges in the future. We expect to realize ongoing cost savings primarily through the closures and consolidation of certain manufacturing, research and development, and administrative facilities as well as through reductions in headcount. While we anticipate that the bulk of the cost savings related to our most recent restructuring will be fully realized in 2003, there can be no assurance that these measures will be sufficient to fully offset or mitigate negative market and business trends.

        On January 22, 2002, the United States Securities and Exchange Commission ("SEC") issued an interpretive release on disclosures related to liquidity and capital resources, off balance sheet arrangements, and transactions with related parties. Recently, much public attention has also been focused on the use of special purpose entities and significant accounting policies. We do not utilize special purpose entities or have any known financial relationships with other companies' special purpose entities. We have identified and disclosed all significant off balance sheet arrangements and related party transactions in the following paragraphs.

        Operating Leases.    We enter into operating leases where the economic climate is favorable. The liquidity impact of operating leases is not material.

        Purchase Commitments.    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. In the aggregate, these commitments are not at prices in excess of current fair market value. Commitments to purchase inventory at above-market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

        Other Contractual Obligations.    We do not have material financial guarantees or other contractual commitments that are reasonably likely to affect liquidity. However, we do have contingent purchase price increases related to past acquisitions. Under terms of the acquisition agreements, we may be obligated to make payments to certain former shareholders of acquired companies related to future financial performance. The maximum additional amount that may be incurred in 2002 and 2003 under the earnout agreements is $3.9 million. No earnout provisions extend beyond the year ended December 31, 2003.

        Related Parties.    We maintain minority ownership in a number of equity investments and a joint venture, which are recorded on the balance sheet. Our relationships with these entities can be classified into three basic categories: equity investments which resulted in Power-One obtaining certain technologies or other intellectual property via a licensing agreement without other significant subsequent transactions; pure equity investments made without significant subsequent transactions; and a joint venture with which Power-One has a manufacturing relationship, located in China. This joint venture may purchase raw components and other goods from Power-One, and may sell finished goods to Power-One as well as to other third parties. Power-One records revenue on sales to the joint venture only when the joint venture purchases components and goods for sales to third parties. When the joint venture purchases components that will be assembled and sold back to Power-One, no revenue is recorded. Power-One also has significant and similar relationships with certain contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to Power-One. No revenue is recognized for these transactions. Revenue is recognized only when the final products are sold to third parties.

        O'Melveny & Myers LLP ("OMM") provides general legal services to us. An OMM partner has been a member of our Board of Directors since 2000. OMM's legal services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

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

        Interest Rate Impact on Liquidity.    Most of our borrowings are at variable market-based interest rates, and a significant fluctuation in interest rates could cause an increase in our interest expense. However, our current level of borrowings is not material to our consolidated financial position, and we believe that interest rate volatility would not have a material impact on our liquidity.

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to debt and lease obligations is as follows (in thousands):

Year Ending December 31,	Total Debt	Capital Leases	Operating Leases	Total
2002 (three months)	$467	$40	$1,612	$2,119
2003	534	15	6,513	7,062
2004	534	—	5,829	6,363
2005	534	—	4,589	5,123
2006	534	—	3,341	3,875
2007 and thereafter	6,719	—	5,964	12,683

Total	$9,322	$55	$27,848	$37,225

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

        Foreign Currency.    A significant portion of our business operations is conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our subsidiaries' functional currencies. Historically, we have not actively engaged in substantial exchange rate hedging activities, and as of September 30, 2002, we had not entered into any foreign exchange contracts.

        Debt.    We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our long-term debt bears interest based on Norwegian Inter-bank Offering Rate, a rate similar to the London Inter-bank Offering Rate or LIBOR. Additionally, our credit facilities in various countries bear interest on borrowings outstanding based on published market interest rates. Our principal risk with respect to our long-term debt and credit facilities is to changes in these market rates. However, our current level of borrowings is not material to our consolidated financial position, and we believe that interest rate volatility would not have a material impact on our liquidity.

        The table below presents principal cash flows and related weighted-average interest rates for our long-term debt obligations at September 30, 2002 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs or Norwegian Kroner. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2002	2003	2004	2005	2006	Thereafter	Total
	(In thousands, except percentages)
Long-term Debt:
Fixed Rate (CHF 500)	$333	—	—	—	—	—	$333	$333
Average Interest Rate	4.0%						4.0%
Variable Rate (NOK 67,405)	$134	$534	$534	$534	$534	$6,719	$8,989	$8,989
Average Interest Rate	9.5%	9.5%	9.5%	9.5%	9.5%	9.5%	9.5%

Item 4—Disclosure Controls and Procedures.

        Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Based upon that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          None.

  (b)
  Reports on Form 8-K

        The Company filed a report on Form 8-K on September 16, 2002 related to the announcement of the restructuring of the Company's operations and charges related thereto.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002	POWER-ONE, INC.
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President—Finance, Treasurer and Chief Financial Officer

CERTIFICATION

I, Eddie K. Schnopp, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Power-One, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Senior Vice President—Finance, Treasurer and Chief Financial Officer

CERTIFICATION

I, Steven J.Goldman, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Power-One, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman and Chief Executive Officer

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
  Item 4—Disclosure Controls and Procedures.
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURE