Form 10-K
period 2002-12-31
POWER ONE INC
filed 2003-03-31
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Common Stock, $0.001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant is considered an accelerated filer as defined in Rule 12b-2 of the Exchange Act. The accelerated filer rules require the registrant file its Form 10-K for the year ended December 31, 2003 within 75 days after year end, and with 60 days after year end for the years ended December 31, 2004 and thereafter.    ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $348.7 million.

        As of March 21, 2003, 82,330,947 shares of the registrant's $0.001 par value common stock were outstanding.

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

        This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "believe," "should," "expect," "anticipate," "estimate," "foresee," "plan," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. We caution that the matters set forth under "Risk Factors," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of power conversion products, most of which are sold to the communications infrastructure market. Our products are used to convert and process electrical energy to the high levels of quality, reliability and precise levels of direct current required by the digital economy. With hundreds of different products, we have one of the most comprehensive product lines in the power conversion industry, and are one of only a few companies that can power virtually every segment of a communications infrastructure network.

        Our products include:

  •
  AC/DC power supplies that power communications and networking equipment, as well as industrial, automatic/semiconductor test, transportation, medical and other electronic equipment;

  •
  DC/DC converters, including high-density and low-density products, that are generally used to control power on communications printed circuit boards; and

  •
  DC power systems that are used by communications and Internet service providers.

        We design our products primarily for the higher-end communications infrastructure market, rather than for use in personal computers, mobile phones or other consumer products.

        AC/DC power supplies convert alternating current from a primary power source, such as a wall outlet, into a precisely controlled direct current. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply. DC/DC converters modify an existing DC voltage level to other DC voltage levels to meet the power needs of various subsystems and components within electronic equipment. DC power systems are integrated or external systems used to power and back-up large communications infrastructure equipment.

        We design our power conversion products primarily to meet the needs of manufacturers of communications infrastructure equipment. For these manufacturers, a fluctuation of power may cause severe damage to sensitive systems, resulting in data loss, file corruption and significantly reduced productivity. We design our products to take low-quality power from the electrical grid and purify it to meet the higher quality demanded by digital communications networks, providing significantly greater protection against power disturbances, such as fluctuations and outages. In addition, our products' compact designs are critical to our customers who need to minimize the space allocated to power conversion products in order to maximize the space available for other components. We continually strive to stay ahead of the technology curve to develop innovative products that meet and exceed our customers' needs.

        While approximately 70% of our sales were to our top 25 customers in 2002, we sell our products to thousands of customers worldwide. According to Micro-Tech Consultants, the total power conversion market is currently estimated to be $19.5 billion and is projected to grow to $25.7 billion by 2007. Our largest customer in 2002 was Cisco Systems, which accounted for 15.5% of our sales in 2002, 15.2% of our sales in 2001, and 25.3% of our sales in 2000. Our other key communications infrastructure customers include Nokia, Nortel, Lucent, Alcatel, Hutchison 3G, Extreme Networks and Juniper Networks. Key customers in other industries include Agilent, Lockheed Martin, Siemens and Teradyne.

Industry Background

        The power conversion industry is highly fragmented and diverse. Sales of power conversion products are generally divided into two broad categories: sold to third-party customers (merchant) and those sold to other divisions within the manufacturer's own company or made by the company itself

(captive). Power-One is a merchant power supply manufacturer whose products are sold to third parties. Per Micro-Tech Consultants, there are more than 1,000 merchant power supply manufacturers worldwide. Power-One is among the very few (less than 15 merchant power supply manufacturers) whose sales have exceeded $100 million in the North American market in 2002.

        The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology have allowed communications service providers to offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion products also grew. Since 2001, however, the communications infrastructure industry has had an unprecedented downturn. This negatively affected our performance in 2001 and 2002, as the overall industry continues to struggle. This downturn has been characterized by delayed network deployments due to excess capacity by service providers and a significant inventory correction. Longer term, however, we believe the following key trends will continue to drive demand for power conversion products:

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the advent of the Internet, wireless communications, broadband and other new technologies, the late 1990s witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. This increase in data quantity required the construction of large-scale, sophisticated fiber optic and server-based networks. At the present time, however, many networks are overbuilt and we do not foresee significant bandwidth expansion for the next few years. Longer term, however, as the communications infrastructure industry needs to process greater amounts of data, it in turn demands continual increases in power. Industry sources project that the amount of power required by communications infrastructure equipment will grow significantly faster than the demand for power generated by traditional users of power.

        Increasing Demand for High Reliability Power.    The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause computers to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. To reduce these risks, power conversion products convert this low-quality power to power that is much more reliable than that provided by the electric utility grid.

        Growing Use of Distributed Power Architecture.    Traditional power supply architecture uses a single, centralized power converter (supply), which distributes the power through a cable of wires to the various individual components dispersed throughout an entire system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer generation communications technologies being developed are requiring semiconductors that use lower voltages than previous generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals, because as power increases and voltage decreases, the cable thickness would have to be increased to an unacceptable size.

        To meet these demands, Distributed Power Architecture, or DPA, uses a front-end converter (power supply) that converts AC voltage into an intermediate high-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power. DC/DC converters are located throughout the system close to the devices that use power. These converters reduce the voltage to the precise amount needed at the point it is to be used. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply could jeopardize the entire system, the failure of a single DC/DC converter in a DPA system may only affect those few individual components that it serves. Finally, because there are many converters within the system, DPA allows for greater flexibility by permitting a part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

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

Our Competitive Advantages

        We believe that we have key advantages that have helped us to establish a leading brand for our products. The factors that we believe contribute to this leading branding are as follows:

        Broad Product Line.    We offer hundreds of products, in power ranging from one watt to a half-megawatt. Our smaller products are no larger than a matchbox, while our larger DC power systems could fill an entire room. With millions of potential current and voltage configurations, our broad product line offers our customers a one-stop shop opportunity, allowing them to purchase nearly all of their power conversion products from a single supplier. As a result, we are one of the few companies that can power virtually every segment of a communications infrastructure network.

        Leading Design and Development Capabilities.    There are a limited number of highly-skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative teams in the industry. In addition to maintaining a high retention rate among our technical staff, we have also added top scientists to our ranks through each of our past strategic acquisitions. This pool of engineering talent has allowed us to consistently upgrade to new generations of power conversion products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA technology.

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

Our Strategy: Powering the Communications Infrastructure

        Our primary objective is to become one of the worldwide leaders in power conversion equipment for the global communications infrastructure equipment market. To achieve this objective, we plan to do the following:

        Expand Product Lines, Including DPA Products.    We provide one of the most comprehensive lines of power conversion products, including DPA products, which are increasingly being designed into communications infrastructure equipment. Once a power supply has been designed into a customer's product, it is not usually easy for the customer to change suppliers during that product's life cycle. We intend to pursue an extensive research and development program to improve our products' performance and expand the breadth of our product offerings. We also intend to work with our customers to understand their changing future product needs in order to proactively develop leading technology products.

        Continue to Cross-Sell Products on a Global Basis.    We expanded the geographic reach of our business through a series of strategic acquisitions in 1998 through 2000, which provided market penetration for our AC/DC and DC/DC products throughout Europe and broadened access for our telecom DC power systems products to Europe and Asia. We believe we have substantial opportunities to market products developed in one region to customers located in other regions. We intend to capitalize on our increased access to global markets by continuing to sell our complete product line to these customers who previously purchased only those products offered by the companies we acquired.

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

        Develop Technologies to Enable Alternative Energy Solutions.    In recognition of and response to worldwide environmental initiatives, we have increased focus over the last two years in exploring and developing new methods and approaches to the traditional DC power plant. Our efforts are directed toward core technologies and the basic building blocks that will enable the offering of reliable, cost effective, and space efficient alternative DC solutions, that can provide uninterrupted DC power without the use of any batteries. We believe that our power electronics expertise, broad product line and access to and understanding of the communications industry will help to commercialize on new energy technologies and will provide additional markets for our products.

        Utilize Contract Manufacturers to Minimize Risk and Remain Cost Competitive.    We have been shifting our manufacturing model toward increased use of low-cost contract manufacturers around the world. Although we currently manufacture many of our products, using contract manufacturers will enable us to lower our overall costs, as well as allow us to quickly scale in the event of an upturn in our industry without significant capital investments in production capacity. We have made strategic investments in or formed joint ventures with certain contract manufacturers to ensure access to their capacity in the event of an industry upturn.

Our Products

        The majority of our products are standard and modified standard products that are designed to accelerate customers' time to market, as well as reduce the cost of customers' new product introductions. Power supply products are generally classified as standard, modified standard and custom. Standard products refer to products that are standard to a particular manufacturer, as opposed to an industry standard. Modified standard products are a specific company's standard products modified to fit a particular customer application. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from "scratch" to meet the specifications of a unique customer application. Standard and modified standard products tend to have higher margins than custom products, which require significant tool and die costs and four- to six-month lead-times from conception through production. In addition, users of custom products frequently have high-volume production requirements and typically operate in more price-sensitive industries. We have also developed modular product architectures, which are meant to achieve the flexibility of a custom power supply without the long lead-times and significant tool and die costs.

        All of our products are designed to convert, regulate, purify, store or distribute electrical power for electronic equipment. Our products can be classified into three main groups: AC/DC power supplies, DC/DC converters and DC power systems. These categories can be distinguished based on their location, size, function within the system, primary applications and price range.

AC/DC power supplies

  •
  are typically embedded within the equipment;

  •
  range in equivalent size from a small paperback book to a desktop computer;

  •
  convert AC voltage, from a primary power source such as a wall outlet, into DC voltage(s);

  •
  are used primarily in networking systems, large scale data processors and industrial equipment; and

  •
  sell for approximately $30 to $1,500 per unit, depending on the level of power they provide.

DC/DC converters

  •
  are embedded within the equipment, and are generally mounted directly on the printed circuit boards;

  •
  range in equivalent size from an AA battery to a portable CD player;

  •
  modify DC voltage into other levels of DC voltage(s) and are the cornerstone of DPA technology;

  •
  are used primarily to power communications infrastructure equipment, although their usage is expanding to other markets; and

  •
  sell for approximately $10 to $75 per unit.

DC power systems

  •
  can be either stand-alone units that are external to the equipment or sub-systems that are integrated into an OEM's system;

  •
  range in size from a shelf of integrated modules to large-scale systems that can fill an entire room;

  •
  convert AC voltage into DC voltage and, together with a generator or an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance;

  •
  are used primarily to power communications networks and cellular communications systems; and

  •
  sell for approximately $2,000 to $100,000 per unit, depending on kilowatt output.

Strategic Acquisitions and Division Restructuring

        We made four strategic acquisitions from August of 1998 through May of 2000, which were originally structured as semi-autonomous business units. During the industry downturn in 2001 and 2002, we restructured the Company into two primary divisions: the Compact Advanced Power Systems ("CAPS") division and the Energy Solutions ("ES") division. The CAPS division consists of our AC/DC and DC/DC businesses, while ES represents our DC power systems business. In early 2003 we acquired di/dt Inc., a technology leader in the DC/DC space. di/dt will operate as a separate company, but will use the sales force and other infrastructure within Power-One to enable synergy for the entire company.

Customers

        We sell our power conversion products to a diversified group of thousands of equipment manufacturers, including contract manufacturers. Cisco Systems accounted for 15.5% of our sales in 2002, 15.2% of our sales in 2001, and 25.3% of our sales in 2000. Cisco Systems was the only customer to account for more than 10% of our sales during these periods.

        Our top 25 customers accounted for approximately 70% of net sales in 2002, 54% of net sales in 2001, and 63% of net sales in 2000. Historically, our sales were diversified across many end markets. Our strategy over the last three years has been to focus our sales efforts on the communications infrastructure equipment market. This strategy was implemented primarily due to the suitability of our products for this market and to take advantage of the higher level of growth then being experienced by the communications industry. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended December 31,
	2002	2001
Communications	63.8%	72.6%
Industrial	16.3%	10.9%
Transportation	5.7%	4.1%
ATE/Semiconductor test equipment	5.0%	3.6%
Medical	3.2%	2.6%
Other	6.0%	6.2%

Total	100.0%	100.0%

Sales and Marketing

        We market our products through a global sales force. We have direct sales offices in Europe, North America, Asia and Australia. These direct sales offices are augmented by an extensive network of manufacturers' representatives and distributors. Additionally, we sell products in Asia through our joint venture in Shenzhen, China.

        Our direct sales force is typically oriented towards customers that have the potential to purchase large volumes of our products, generally $3 million or more on an annual basis. Our direct sales force works closely with our existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration positions us to design products that best fit our customers' expected applications. We expect that our direct sales to strategic accounts will increase in the future as we increasingly emphasize sales to these customers.

Research, Development and Engineering

        Worldwide we have approximately 280 employees in our research and development departments of which approximately 140 are engineers. We spent approximately $21.2 million on research and development in 2002, $23.5 million in 2001, and $19.2 million during 2000. We have four research centers in the United States: Andover, Massachusetts; and Camarillo, Carlsbad and Morgan Hill, California. In addition, we have research centers in Santo Domingo, Dominican Republic; Drammen, Norway; Uster, Switzerland; and Limerick, Ireland. Additionally, we have engineering staff on site in each of our manufacturing facilities. Finally, we have engineering teams at each of our power plant system integration facilities to enable efficient and effective customization of our system configurations, thereby meeting specific customer needs in a rapidly changing market. Our strategy is to establish research centers in areas that are strategically located to serve our customers and in which we have strong access to technical talent.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly increased our product development processes and production capacity, and we believe it has also improved our product quality. In addition, we have made an equity investment in and have manufacturing outsourcing arrangements with a contract manufacturer in Asia that also employs SMT, and we have outsourcing arrangements with other contract manufacturers where no investment has been made.

        Product quality and responsiveness to our customers' needs are of critical importance in our efforts to compete successfully. We emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and/or burn-in 100% of all products using automated equipment and customer-approved processes. We also perform an additional out-of-box test or pre-ship audit on randomly selected units before delivery, further ensuring manufacturing quality and integrity. We require the same levels of quality from our contract manufacturers.

        As their operations expand internationally, our customers increasingly require that their power products meet or exceed established international safety and quality standards. In response to this need, we design and manufacture our power conversion products in accordance with the certification requirements of many international agencies. While not all products require the same certifications, these agencies include Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market; additionally, various equipment may be tested to NEBS requirements for the US telecom market, and to ETSI requirements for the European Union telecom market.

        We manufacture and assemble our products primarily at our facilities in the United States, Dominican Republic, Norway, Switzerland, China, and Slovakia. We have smaller system integration facilities throughout Europe, Asia and Australia for our DC power plant products. In late 2002, we closed our manufacture plant in Mexico. All of our facilities are ISO 9000 certified or, in the case of the newest facilities, are in the process of receiving their certification. In our global manufacturing operations, we currently have approximately 500,000 square feet of manufacturing space. Our subcontractors are primarily located in Asia.

        In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world. Although we currently manufacture many of our own products, we are shifting toward use of contract manufacturers to minimize costs and capital requirements where appropriate. While the decision to use contract manufactures will depend on a number of factors, including customer needs, we expect that the overall trend toward the increased use of contract manufacturers will continue in the future.

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

        We occasionally use components or other materials for which a single supplier is the only source of supply. We may seek to establish long-term relationships with such suppliers. We have a number of volume purchase agreements with certain suppliers of key items. This practice enables us to maintain a more constant source for required supplies, reduce inventory expenses and produce substantial cost savings through volume purchase discounts.

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog is not a reliable indicator of future revenue because a significant portion of customer orders are booked and shipped within the same reporting period. In addition, customers on Vendor Managed Inventory ("VMI") programs exercise discretion as to the timing of inventory consumption. When VMI programs are initiated by customers, bookings are canceled and replaced by a product-use forecast. We then manufacture product for the customer per the forecast, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We are planning to bring additional VMI programs on-line in the future, which would result in higher turns business and a lower backlog. Turns business refers to orders that are placed and shipped within the same reporting period and therefore do not appear in period-end backlog. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Competition

        The power conversion industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products, financial strength and competitive prices. According to Micro-Tech Consultants, in 2002 we were the 6th largest power supply company in North America and the 12th largest power supply company in the world based on total sales. Our competition includes companies located throughout the world, including Artesyn Technologies, Delta Electronics and divisions of Emerson Electric and Tyco International.

Intellectual Property Matters

        We regard certain equipment, processes, information and knowledge that we have developed and use to design and manufacture our products as proprietary. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our employees and other measures to protect our proprietary rights. We currently hold 45 patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold five U.S. registered trademarks with additional applications pending, and claim common law trademark rights to certain additional marks.

Employees

        At December 31, 2002, we employed 2,280 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	1,556
Engineering	280
General and administrative	212
Sales and marketing	147
Quality assurance	85

Total	2,280

        We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union.

Company Website and Access to Company Filings

        The Company posts all periodic reports on Form 10-K and 10-Q, and current reports on Form 8-K, on its website at www.power-one.com, as soon as reasonably practical after the reports are filed with or furnished to the Securities and Exchange Commission. Access to these reports is free of charge.

RISK FACTORS

Negative communications infrastructure industry growth for the past two years, coupled with significant general economic turmoil and uncertainty, has caused a reduction in demand for our products; if these trends continue, our operating results may continue to be materially adversely affected.

        Our sales to the communications infrastructure industry increased from 25% of our total sales in 1998 to 64% for the year ended December 31, 2002. The downturn in the industry in 2001 and 2002, as well as overall uncertainties in the world economy, has caused a sharp decrease in demand for our products as a result of a decrease in capital spending by our customers, particularly service providers. The industry downturn has caused some of our customers, including our largest customers, to restructure into smaller operations and has hampered their ability to forecast accurately. A continuation of this slowdown may have the effect of further reducing our future revenue. Growth in recent years in the communications industry was being driven primarily by the expansion of the Internet, broadband and wireless networks. During 2001 and 2002 these industries suffered a significant downturn. Our future revenue growth depends in large part on the resumed growth of these services as widely used media for commerce and communication. If the communications infrastructure industry does not resume its growth, it could have a material adverse effect on our operating results. We do not expect the trend of lower capital spending by service providers to reverse itself in the near-term.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

        We do not obtain long-term purchase orders or commitments from our customers, and customers may generally cancel, reduce or postpone orders without penalty. Cancellations, reductions and delays in orders since the beginning of 2001 have substantially reduced, and could continue to reduce, our backlog. Such cancellations, reductions or delays could continue to adversely affect our net sales, gross profit and operating results, especially if we are unable to replace such orders. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand rather than on firm customer orders. Because a substantial portion of our quarterly net sales is made in the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders or sales or if sales fail to meet our expectations, may adversely impact our operating results.

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

        Since the end of 2000, the communications infrastructure industry has experienced a rapid slowdown, resulting in cancellations and rescheduling of orders by many of our largest customers. This trend caused our backlog to decrease significantly in 2001 and 2002. With excess production capacity and a decline in orders, management initiated various cost containment measures in 2001 and 2002 to mitigate the negative effect of these trends. While these initiatives were intended ultimately to reduce costs in an effort to offset slackening demand, their implementation resulted in substantial one-time costs that may not be offset by future savings.

We rely on a few major customers for a material portion of our business and the loss of any of those customers could reduce our net income and operating results.

        A few customers account for a material portion of our net sales each year. Cisco Systems represented 15.5% of our net sales during 2002 and 15.2% during 2001. For 2002 and 2001, our top 10 customers accounted for approximately 39% and 45% of our net sales, respectively. If we lose any of these customers or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

Failure to anticipate trends in the type of power conversion products our customers will demand may adversely affect our business.

        Because we have many customers in the communications industry, the factors and economic trends that affect these companies also affect our business. The communications industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services have contributed to the growth of the communications industry. Because these technological advances have required significantly greater and more reliable power, the demand for newer generation power conversion products has also grown. To respond to the needs of our customers in the communications industry, we must continuously develop new and more advanced products at lower prices. We are making significant investments in next generation technologies related to our DC/DC business, but there can be no assurance that the technology will be successful. Our inability to properly assess developments in the communications industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs for investments we are making in new technologies.

Price erosion may have a material adverse effect on our margins and profitability.

        The power supply manufacturing industry is generally characterized by intense competition. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, stability and reputation of the provider, technical knowledge, flexibility and readily available products. We believe that price becomes a more important competitive factor when competition increases, when an economic downturn occurs or when we negotiate high volume orders. We have seen an increase in pricing pressure from some of our key customers during 2001 and 2002 and have factored additional price erosion into our forecast for 2003. Downward pressure resulting from recent economic trends could have a material adverse effect on our operating results.

We are subject to credit risks.

        The current economic downturn has increased, and could continue to increase, our exposure to our customers' credit risk and the risk that our customers will not be able to fulfill their payment obligations to us.

        Certain of our customers have been experiencing and may continue to experience financial difficulties and have failed to meet their financial obligations to us. As a result, we have incurred charges for increased bad debt provision related to certain trade receivables. If there are more failures of our customers to meet their receivables obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not reflect the expected financial conditions and customer payment levels, we could incur additional write-offs of receivables which are in excess of our provisions, which then could have a material adverse effect on our cash flow and operating results.

Implementation of our Oracle ERP system has caused and may continue to cause operational inefficiencies during the conversion process.

        We have converted our California, Mexico, Dominican Republic and the significant portion of our European facilities to a new Oracle ERP system. We are in the process of converting all of our other facilities to this ERP system. The conversion process is complicated and requires, among other things, that data from our existing computer systems be made Oracle-compatible and that our employees be trained for the Oracle ERP system. As a result of switching to the Oracle ERP, we experienced delays in the ordering of materials, inventory-tracking problems and other inefficiencies that delayed shipments of products to customers. Resolution of those problems in some cases required manual data entry and processing, which increased manpower needs and reduced our efficiency. Implementation of Oracle at our other manufacturing locations may cause similar or other difficulties. Delays in shipping products to customers may lead to customer dissatisfaction and result in cancellations of orders, which could have a material adverse effect on our operating results.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights which are alleged to cover our products. At least one such claim has resulted in litigation in the past, and may result in litigation in the future. If we do not prevail in any such litigation, our business may be adversely affected.

        In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. We cannot assure that intellectual property claims will not be made against us in the future or that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention diverted to litigation, along with the associated legal costs, could have a significant adverse effect on operating results.

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

        We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as, or better than, ours. Additionally, the laws of some foreign countries do not protect our proprietary rights as much as U.S. laws do. We currently own patents and continue to apply for additional patents, but the U.S. Patent and Trademark Office may reject some or all of our patent applications. The patents that the U.S. government issues to us may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop. Furthermore, our competitors may challenge or circumvent our patents, and some of our patents may be invalidated. Litigation may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a significant adverse effect on operating results.

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

        In response to and in anticipation of our growth in 1999 and 2000, we made significant investments in manufacturing facilities and capital equipment. The economic slowdown and business declines experienced in 2001 and 2002 compelled us to close and consolidate several of our manufacturing facilities. Recent changes in manufacturing cost structures, including increased availability of lower-cost third party contract manufacturers, coupled with pricing pressures, and the closures and reductions of company-owned manufacturing facilities, have resulted in relocation of production to alternate company and/or third party manufacturing locations. We expect to continue to migrate manufacturing toward third party manufacturers. We may encounter difficulties transitioning manufacturing locations. Problems associated with such transitions may result in delays of shipments to customers, cancellations of delayed shipments, diversion of management attention, increases in inventory levels due to inability to consume inventory as planned, increases in quality issues, increases in warranty returns, and an inability to achieve anticipated manufacturing cost reductions. Any of the foregoing could have a material adverse effect on our business and results of operations.

Much of our business is subject to risks associated with operations in foreign countries.

        Many of our operations are located outside of the United States and, depending on location, may be affected by:

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

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	98,000	144	Administration, R&D, Warehousing, Marketing and Sales
Carlsbad, California	65,000	42	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales
Andover, Massachusetts	60,000	61	Administration, R&D, Warehousing, Marketing and Sales
Lewisville, Texas	20,000	21	Administration, R&D, Systems Integration, Warehousing, Marketing and Sales
Sydney, Australia	75,000	13	Administration, R&D, Systems Integration, Warehousing, Marketing and Sales
Shenzen, China	12,000	21	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	248,000	1,159	Manufacturing and Assembly, Warehousing
Limerick, Ireland	35,000	30	R&D, Small-Volume Manufacturing
Drammen, Norway	108,000	146	Administration, R&D, Manufacturing and Systems Integration, Warehousing, Marketing and Sales
Singapore	12,000	10	Administration, R&D, Systems Integration, Warehousing, Marketing and Sales
Dubnica Nad Vahom, Slovakia	47,000	264	Manufacturing and Systems Integration
Uster, Switzerland	29,000	83	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales

        The table below lists our closed facilities that are held for sale, if owned, or available for subleasing.

Location	Approximate Size (square feet)	Status
Orange County, California	156,500	Held for sublease
Boston, Massachusetts	47,000	Sold in February 2003
Round Rock, Texas	14,000	Held for sublease
San Luis, Mexico	96,000	Held for sale

        We believe that these facilities are more than adequate for our current and anticipated operating needs. We own our facilities in Mexico, Norway, Slovakia and Switzerland included in the facilities listed above. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2011 in North America and 2009 in Europe. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3—LEGAL PROCEEDINGS

        The Company is involved in certain claims and legal proceedings, including one patent dispute, that arose in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint was filed on February 5, 2001, and service of the Summons and Complaint was made upon Power-One March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One which relate back to the acquisitions of Melcher AG and International Power Devices ("IPD"). The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of potential recoverable damages. In late 2001, the Company was successful in having the products associated with IPD removed from further exposure in the litigation. A ruling on issues of patent claims construction, and on respective summary judgment motions of Vicor and Power-One, was issued January 2, 2003. The court denied both party's motions for summary judgment. Power-One considers the court's ruling on patent claims construction to be consistent with central positions advanced by Power-One regarding the products at issue. The nature and timing of further proceedings is now under review by the court.

        As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts that were created as part of the acquisitions of Melcher AG and IPD. Based on the Company's success in having products of IPD eliminated from the Vicor litigation, the Company secured reimbursement in late 2002 from the IPD escrow account for certain legal fees incurred in the defense of IPD products. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in escrow.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

EXECUTIVE OFFICERS

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Steven J. Goldman	45	Chief Executive Officer and Chairman of the Board
William T. Yeates	42	President and Chief Operating Officer
Eddie K. Schnopp	44	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Dennis R. Roark	56	Executive Vice President and Chief Technology Officer
Randall H. Holliday	53	Secretary and General Counsel
David J. Hage	56	Executive Vice President

(1)
As of March 31, 2003

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

        Eddie K. Schnopp.    Mr. Schnopp, who joined us in 1981, was appointed Vice President—Finance and Logistics in 1993 and Secretary and Chief Financial Officer in 1995. He was appointed Senior Vice President—Finance, Treasurer and Chief Financial Officer in February 1999. From February 1999 to January 2001, Mr. Schnopp also served as our Secretary. He received his B.S. degree in Accounting from California State University Northridge.

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

        David J. Hage.    Mr. Hage was appointed Vice President of Sales and Marketing when he joined us in 1993. He was appointed Senior Vice President, Sales and Marketing in February 1999. In December 1999, he was appointed President of our APS division in North America. In May 2002, he was appointed Executive Vice President. Before joining us, Mr. Hage was the Executive Vice President of Power Convertibles Corporation, a subsidiary of Burr/Brown, Inc. His previous experience includes Marketing Manager of International Electric Utility, Field Systems Support Manager at Honeywell, and Director of Marketing Systems and Director of Marketing Planning at SGS-Thomson Semiconductors. Mr. Hage received his B.S. degree in Electrical Engineering from Northern Arizona University and his M.B.A. degree from Arizona State University.

        Our officers serve at the discretion of the Board.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is listed on the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System and is traded under the symbol

"PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for the Common Stock as reported by NASDAQ since January 1, 2001.

	Year Ended December 31,
	2002		2001
	High	Low	High	Low
First Quarter	12.51	7.00	49.80	14.49
Second Quarter	10.18	5.53	26.80	12.25
Third Quarter	6.18	2.46	16.59	5.57
Fourth Quarter	7.90	2.40	12.30	5.77

        The number of holders of record of our Common Stock as of March 21, 2003 was 259.

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide you with selected consolidated historical financial and operating data. We have prepared this information using audited financial statements for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998. When you read this selected historical consolidated financial and operating data, it is important that you read along with it the section titled "Management's Discussion and Analysis of Financial Condition and Operating Results" included elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

	Fiscal Year Ended December 31, (1)
	2002(7)	2001(6)	2000(4)(5)	1999(3)	1998(2)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$230.7	$363.7	$511.0	$237.1	$119.5
Cost of goods sold	234.7	357.9	311.9	142.8	75.0

Gross profit	(4.0)	5.8	199.1	94.3	44.5
Selling, general and administrative expense	59.3	72.6	80.5	43.2	23.0
Engineering and quality assurance expense	34.7	39.1	36.6	21.5	10.7
Amortization of intangibles	5.1	19.1	11.4	6.2	2.6
Restructuring charge	10.7	25.1	—	—	—
Impairment of goodwill	67.6	11.0	—	—	—
Asset impairment	42.6	22.7	—	—	—
In-process research and development	—	—	—	3.3	—

Total expense	220.0	189.6	128.5	74.2	36.3
Income (loss) from operations	(224.0)	(183.8)	70.6	20.1	8.2
Interest income	1.7	3.8	3.3	0.8	1.4
Interest expense	(1.1)	(2.5)	(6.4)	(3.2)	(0.9)
Other income (expense), net	0.2	(4.4)	(1.1)	0.3	(0.6)

Income (loss) before provision (benefit) for income taxes	(223.2)	(186.9)	66.4	18.0	8.1
Provision (benefit) for income taxes(6)	(12.2)	(1.0)	22.5	6.4	2.3

Net income (loss)	$(211.0)	$(185.9)	$43.9	$11.6	$5.8

Basic earnings (loss) per common share	$(2.62)	$(2.36)	$0.59	$0.19	$0.10
Basic weighted average shares outstanding	80.4	78.8	74.0	60.6	56.6
Diluted earnings (loss) per common share	$(2.62)	$(2.36)	$0.56	$0.18	$0.10
Diluted weighted average shares outstanding	80.4	78.8	77.9	62.5	57.4
SELECTED OPERATING DATA:
Gross profit (loss) margin	(1.7)%	1.6%	38.9%	39.8%	37.3%
Depreciation and amortization	$20.9	$36.5	$24.2	$14.6	$6.6
Capital expenditures	7.0	30.5	52.2	27.9	11.8
Backlog(8)	32.8	40.3	255.0	66.9	29.1
Cash flows provided by (used in):
Operating activities	$31.4	$(0.5)	$(78.3)	$(1.5)	$23.8
Investing activities	(8.6)	(37.0)	(164.1)	(57.7)	(53.2)
Financing activities	1.6	(19.4)	315.5	112.4	7.6
	At December 31,(1)
	2002(7)	2001(6)	2000(4)(5)	1999(3)	1998(2)
BALANCE SHEET DATA:
Working capital	$150.3	$218.3	$376.8	$126.3	$35.6
Total assets	360.9	541.9	782.3	295.1	160.2
Total long-term debt(9)	9.5	9.2	12.6	9.1	10.9
Total debt(10)	10.2	10.6	21.9	16.7	26.1
Total stockholders' equity	279.1	450.2	633.7	237.2	112.4

(1)
Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we have described year-ends presented as if the year ended on

  December 31. As such, the years ended December 31, 2002, 2001, 2000, and 1998 represent 52-week years and the year ended December 31, 1999 represents a 53-week year.

(2)
On August 31, 1998, we acquired Melcher. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 1998 includes an expense of $2.3 million related to the purchase of Melcher, which consists of an inventory fair market value write-up of $2.9 million, which increased cost of goods sold expense, and a related income tax benefit of $.6 million.

(3)
On January 29, 1999, we purchased IPD. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 1999 includes expenses related to the IPD acquisition totaling $4.4 million, which consist of the following: inventory fair market value write-up of $.8 million, which increased cost of goods sold expense; in-process research and development charge of $3.3 million and a write-off of $1.0 million for a technology and license agreement; and related income tax benefit of $.7 million.

(4)
On February 29 2000, we acquired HC Power in a stock-for-stock transaction. The merger was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial information presented has been restated to give retroactive effect to the merger. The year ended December 31, 2000 includes charges related to the merger totaling $10.1 million, which consist of the following: stock compensation charge of $13.3 million for HC Power stock bonus agreements that vested on the date of the merger; payroll taxes related to the stock compensation charge of $.2 million; acquisition costs of $2.4 million; related income tax benefit of $5.4 million; and $.4 million income tax benefit recorded upon HC Power's conversion from an S-Corp to a C-Corp.

(5)
On May 16, 2000, we purchased Powec. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 2000 includes charges related to the Powec acquisition totaling $1.6 million, which consists of the following: inventory fair market value write-up of $2.0 million, which increased cost of goods sold expense; write-off of $.2 million loan fees since a new credit agreement was necessary to finance the acquisition; and related income tax benefit of $.6 million.

(6)
The year ended December 31, 2001 includes pre-tax charges that consist of the following: restructuring charge of $25.1 million, goodwill and asset impairment charge of $33.8 million, inventory charge of $110.3 million, technology write-off of $7.5 million, write-off of capitalized bank fees of $1.1 million, a $58.8 million deferred tax valuation allowance and $1.3 million in stock compensation charges primarily related to the employer match of our 2001 Deferred Compensation Plan.

(7)
The year ended December 31, 2002 includes pre-tax charges that consist of the following: restructuring charge of $10.7 million, goodwill and other asset impairment charge of $110.2 million, inventory charge of $73.0 million, a $39.9 million deferred tax valuation allowance and $6.5 million in stock compensation charges and related payroll taxes primarily related to the employer match of our 2001 Deferred Compensation Plan.

(8)
Consists of purchase orders on-hand having delivery dates scheduled within the following six months.

(9)
Includes current and long-term portions of long-term debt and capital leases.

(10)
Includes items in footnote (9) above and short-term debt.

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

Overview

        We are a leading designer and manufacturer of hundreds of high-quality brand name power supplies/converters. We sell our products to original equipment manufacturers ("OEMs"), distributors and service providers who value quality, reliability, technology and service. We have thousands of customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

        As part of our restructuring program during 2001 and 2002, certain structural changes were made to our organization. We now have two primary divisions: Compact Advanced Power Solutions ("CAPS") and Energy Solutions ("ES"). CAPS consists of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in January 1999 and of Melcher in August 1998. ES represents the combination of our HC Power and Powec acquisitions in February and May of 2000, respectively. In early 2003 we acquired di/dt Inc., a technology leader in the DC/DC space. di/dt will operate as a stand-alone division for the foreseeable future.

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board- mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications gear. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. All products are sold under the Power-One brand name by our sales force. These products are manufactured in common facilities with common engineers and manufacturing staff.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

        Revenue Recognition—We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        We review the carrying value of goodwill using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that we do not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. We completed the required transitory impairment test of goodwill upon adoption as of January 1, 2002, which resulted in no impairment.

        Restructuring Costs—Through December 31, 2002, we recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs relate to the downsizing of our operations and consist of specific charges that we have incurred and will incur with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties and other shutdown costs. Effective January 1, 2003, we will record restructuring charges, if any, in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

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

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we generally compare the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may be modified depending on product lifecycles and local circumstances. On-hand quantities greater than projected usage are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

        Warranties—We generally offer our customers a two-year warranty on all products sold, but warranties vary based on product type and application. Based on warranty repair costs and the estimated rate of return, we periodically review and adjust our warranty accrual. Actual repair costs are offset against the reserve balance as incurred. We have adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45 regarding warranties.

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

        Recent Pronouncements and Accounting Changes—In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142. They also issued SFAS 144, in October 2001. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. Business combinations initiated after June 30, 2001 are accounted for under the purchase method in accordance with SFAS 141.

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

        In June 2002, the FASB issued SFAS 146, which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. We adopted SFAS 146 effective January 1, 2003.

        We believe that the adoption of SFAS 146 may be material to the financial statements should any restructuring initiatives be implemented subsequent to adoption. Currently, we do not anticipate any new restructuring initiatives that would be subject to SFAS 146. Had SFAS 146 been adopted and applied to 2002, our restructuring charge would have been smaller, as SFAS 146 delays recognition of certain restructuring liabilities until they are incurred rather than committed to, such as severance obligations, and requires fair value recognition of continuing lease obligations. We have not fully quantified the impact that SFAS 146 would have had on our financial statements for 2002 if we had adopted it early.

Results of Operations

        The years ended December 31, 2002, 2001 and 2000 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	101.7	98.4	61.1

Gross profit (loss)	(1.7)	1.6	38.9
Selling, general and administrative expense	25.7	20.0	15.7
Engineering and quality assurance expense	15.1	10.8	7.2
Amortization of intangibles	2.2	5.2	2.2
Restructuring costs	4.6	6.9	—
Impairment of goodwill	29.3	3.0	—
Asset impairment	18.5	6.3	—

Income (loss) from operations	(97.1)	(50.6)	13.8
Interest income	0.7	1.1	0.7
Interest expense	(0.5)	(0.7)	(1.3)
Other income (expense), net	0.1	(1.2)	(0.2)

Income (loss) before provision (benefit) for income taxes	(96.8)	(51.4)	13.0
Provision (benefit) for income taxes	(5.3)	(0.3)	4.4

Net income (loss)	(91.5)%	(51.1)%	8.6%

Comparison of Fiscal Year Ended December 31, 2002 with Fiscal Year Ended December 31, 2001

        General.    The discussion of our results below includes the expense associated with the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 ("the Plan"). The Plan period began in October 2001 and continued through January 2003. Accordingly, there was no expense associated with the Plan in the first nine months of 2001. The Plan was established as a means of motivating and retaining our key talent during the current industry downturn. Under the terms of the Plan, employees voluntarily elected to defer up to 50% of their base salary in exchange for our common stock at a predetermined price. We matched these shares at 100% at the end of the Plan period. Below is a summary of compensation expense and related payroll taxes recognized in our financial results associated with our match portion of the Plan; this portion of the compensation expense is not expected to recur beyond January 2003. Amounts are pre-tax and in millions:

	Year Ended December 31,
	2002	2001
Cost of goods sold	$0.7	$0.1
Selling	0.8	0.2
Administrative	2.8	0.6
Engineering and quality assurance	2.2	0.4

	$6.5	$1.3

        Net Sales.    Net sales decreased $133.1 million, or 36.6%, to $230.7 million for the year ended December 31, 2002 from $363.7 million for the year ended December 31, 2001. The decrease in net sales was attributable to weakness across all product lines, particularly those related to the communications sector. Fiscal years 2002 and 2001 were characterized by an unprecedented downturn in the communications infrastructure marketplace, which has continued into 2003. The primary factors that caused the decline in the communications industry were reduced capital equipment spending by both service providers and original equipment manufacturers; excess network capacity and decreased access to capital by telecom service providers; excess inventories of finished goods and components by original equipment manufacturers; and a significant slowdown in the dot.com industry. The main contributors to the decrease in net sales were weakened demand for our board-mounted DC/DC converters ("bricks") and telecom power systems. A significant portion of 2001 sales was attributable to the relatively stronger demand for bricks and telecom systems during the first three months of 2001, which at that time continued to benefit from our strong order backlog from orders placed in 2000. Our net sales during the first quarter of 2001 were $169.9 million, or 46.7% of total sales for that year.

        Net sales to OEMs for the year ended December 31, 2002 were $157.9 million, or 68.5% of net sales, compared to $250.2 million, or 68.8% of net sales, for the same period in 2001. Cisco Systems was the only customer to exceed 10% of net sales in the year ended December 31, 2002, with $35.7 million, or 15.5% of net sales. Net sales through distributors were $43.4 million, or 18.8% of net sales, in the year ended December 31, 2002, compared with $68.6 million, or 18.9% of net sales, for the same period in 2001. Net sales to service providers in the year ended December 31, 2002 were $29.4 million, or 12.7% of net sales, compared with $44.9 million, or 12.3% of net sales, for the same period in 2001.

        Net sales by markets were as follows:

	2002	2001
Communications	63.8%	72.6%
Industrial	16.3%	10.9%
Transportation	5.7%	4.1%
ATE/Semiconductor test equipment	5.0%	3.6%
Medical	3.2%	2.6%
Computer and Retail	3.2%	2.6%
Other	2.8%	3.6%

Total	100.0%	100.0%

        Our combined 180-day and 90-day backlog are summarized as follows:

Backlog and bookings (in millions)	December 31, 2002	December 31, 2001
Combined 180-day backlog	$32.8	$40.3
Combined 90-day backlog	$29.2	$35.1

        Our combined 180-day backlog on December 31, 2002 was $32.8 million, a decrease of 18.6% compared to backlog of $40.3 million on December 31, 2001. In addition to reduced bookings due to the downturn in the communications industry, our backlog also reflects shorter lead times to our customers, as a higher percentage of orders are placed and shipped during the same reporting period, and the effects of our Vendor-Managed-Inventory (VMI) initiatives. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a product-use forecast. We then supply product to the customer per the forecast, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We are planning to bring additional VMI programs on-line in the future, which will result in higher turns business and a lower backlog. As such, we believe that backlog is a much less reliable indicator of future revenue than it had been in the past.

        Gross Profit (Loss).    Gross loss for the year ended December 31, 2002 was $4.0 million compared with a gross profit of $5.8 million for 2001. Gross loss for the year ended December 31, 2002 includes inventory charges of $73.0 million. Gross profit for the year ended December 31, 2001 included inventory charges of $110.3 million.

        The $73.0 million of inventory charges recorded during the year ended December 31, 2002 was primarily related to a change in our estimates for calculating excess and obsolete inventory in response to shorter product lifecycles, and for inventory related to products that were discontinued as part of our restructuring. The $110.3 million inventory charge recorded during the year ended December 31, 2001 consisted of $51.2 million to revalue inventory on hand to the lower of cost or market, $56.1 million for excess and obsolete inventory, and $3.0 million related to discontinued products.

        Additionally, gross profit for the year ended December 31, 2002 was negatively impacted by sales of raw materials. During the year ended December 31, 2002, we sold approximately $2.2 million of raw materials with an associated cost of approximately $3.9 million, which reduced our gross margin by approximately 1.0%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $13.3 million, or 18.3%, to $59.3 million for the year ended December 31, 2002 from $72.6 million for 2001. As a percentage of net sales, selling, general and administrative expense increased to 25.7% for the year ended December 31, 2002 from 20.0% in 2001.

        Selling expense decreased $6.7 million, or 21.9%, to $23.7 million for the year ended December 31, 2002 from $30.4 million for 2001. This decrease is primarily due to the rapid decline in sales that occurred from 2001 to 2002, which resulted in lower sales commission expense, and due to a reduction in our sales force. Administrative expense decreased $6.6 million, or 15.8%, to $35.6 million for the year ended December 31, 2002 from $42.2 million for 2001. This was primarily due to the reduction in headcount that occurred during the latter half of 2001 and during 2002, as well as other cost reductions that were then implemented.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased $4.4 million, or 11.3% to $34.7 million for the year ended December 31, 2002 from $39.1 million for 2001. As a percentage of net sales, engineering and quality assurance expense increased to 15.1% for the year ended December 31, 2002 from 10.8% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions that were implemented in the latter half of 2001 and in 2002.

        Amortization of Intangible Assets and Goodwill Impairment.    Amortization of intangible assets decreased $14.0 million, or 73.1%, to $5.1 million for the year ended December 30, 2002 from $19.1 million for 2001. The primary driver of the decrease in amortization was the adoption of SFAS 142 which became effective on January 1, 2002. Other factors affecting the decrease in amortization expense were the impairment of goodwill and other intangible assets in 2002 and 2001.

        Effective January 1, 2002, we adopted SFAS 142. In accordance with the provisions of SFAS 142, we have ceased amortizing goodwill and other intangibles that have an indefinite life resulting in a decrease in amortization expense of $6.7 million compared to the prior year.

        During the third quarter of 2002, we performed impairment tests of goodwill in accordance with SFAS 142 and of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded impairment charges to write off approximately $67.6 million of goodwill and $23.4 million of other intangible assets, both associated with the acquisition of Powec in 2000. Amortization expense associated with these intangibles assets and goodwill for the year ended December 30, 2002 and 2001 was $2.4 million and

$7.3 million, respectively. $4.0 million of the decrease from the prior year was due to the adoption of SFAS 142 with the remaining $0.9 million due to the write-off of the other intangible assets in the third quarter of 2002.

        During the later half of 2001 and in accordance with SFAS 121, we wrote off approximately $24.2 million of goodwill and other intangible assets which consisted of the following: $11.0 million of goodwill associated with the discontinued product line acquired from Eldec; $7.5 million for the Melcher trade name, acquired in 1998 and phased out during 2001; $4.8 million recorded in amortization expense for the impairment of a technology license; and the balance for miscellaneous intangibles acquired in past business combinations. These write-offs resulted in a $6.3 million reduction in the amortization expense recorded in 2002 compared to the prior year.

        Other changes in intangible asset balances from period to period relate primarily to the translation of the intangible asset balances from our subsidiaries' functional currencies into U.S. dollars.

        Restructuring Charge during Fiscal Year Ended December 31, 2002 and 2001.    During 2002, we announced an extension of our restructuring program in an effort to significantly reduce our cost structure in the face of continued weakness in our industry. In accordance with EITF 94-3 we recorded pre-tax restructuring charges of $10.7 million during the year ended December 2002. Included in this charge is $3.8 million for severance related to approximately 625 employees identified for termination (of which approximately 450 had been terminated at December 31, 2002) and $6.9 million related to the closures of our Costa Mesa, California; Puerto Rico and Mexico facilities. The charges for facility closures relate primarily to continuing lease obligations and the write-off of fixed assets in those locations. We expect to pay most of the remaining restructuring liabilities during the first quarter of 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2005. A summary of the restructuring activity during the year ended December 31, 2002 is as follows, in millions:

	Restructuring Liabilities at January 1, 2002	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2002
Worldwide workforce reduction	$1.4	$3.8	$2.8	$2.4
Facilities closure	4.1	5.2	3.4	5.9
Fixed assets write-off	—	1.7	1.7	—
Contract termination costs	0.1	—	0.1	—

	$5.6	$10.7	$8.0	$8.3

        The restructuring liabilities at January 1, 2002 were accrued during 2001 when we announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. We recorded pre-tax restructuring charges of $25.1 million in accordance with EITF 94-3 during 2001. All of these charges related to severance for a significant reduction in headcount, facilities closures and associated fixed assets write-offs for obsolete and excess equipment, and contract termination costs.

        Asset and Goodwill Impairment.    During 2002, we performed an impairment review in accordance with SFAS 144 to determine whether any of our long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. We identified certain long-lived assets that will be held for sale at a facility slated for closure and other locations that we wrote down to fair value. Further, we identified certain intangible assets and fixed assets at one of our subsidiaries with continuing operations whose carrying value would not be recovered from future cash flows. These were also written down to fair value. These assets include a facility in Mexico and manufacturing equipment at various locations that are held for sale; identified intangibles associated with the acquisition of Powec in 2000, including customer relationships and product technology; and an owned facility in Norway. Asset impairment charges associated with SFAS 144 totaled $42.6 million for the year ended December 31, 2002.

        In addition, we performed an impairment test of goodwill in accordance with SFAS 142 during the third quarter of 2002 and determined that we would record a $67.6 million impairment charge. During the third quarter we modified our long-term forecast to account for continuing weakness in our industry, which negatively impacted the results of our SFAS 142 analysis of goodwill. All of the impaired goodwill is related to our acquisition of Powec in 2000, whose business has been negatively impacted by a collapse in service provider spending.

        During 2001, we performed an impairment review to determine whether any of our long-lived assets were impaired based on market conditions. This review was conducted in accordance with SFAS 121. We identified certain manufacturing equipment for impairment testing, primarily located at our manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $14.4 million for the year ended December 31, 2001.

        During 2001, we also recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. We decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. We also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The balance of other intangible items written off were related to assembled workforces acquired in previous business combinations that were laid off as part of our 2001 restructuring program.

        Loss from Operations.    As a result of the items above, loss from operations increased $40.2 million to a loss of $224.0 million for the year ended December 31, 2002 from an operating loss of $183.8 million for the same period in 2001. During the year ended December 31, 2002, we recorded approximately $6.5 million in stock compensation expense and related payroll tax associated with the Company match portion of our deferred compensation plan, which is not expected to recur beyond January 2003. Certain items recorded during 2002 included an inventory write-off of $73.0 million, restructuring charges of $10.7 million, and goodwill and other asset impairment charges of $110.2 million. Certain items during 2001 included an inventory write-down of $110.3 million, restructuring charges of $25.1 million, goodwill and other asset impairment charges of $33.8 million, a technology investment write-off of $7.5 million (of which $4.8 million affected loss from operations) and $1.3 million in stock compensation expense and related payroll tax associated with the Company match portion of our deferred compensation plan.

        Interest Income (Expense), Net.    Net interest income decreased $0.7 million to $0.6 million for the year ended December 31, 2002 compared to net interest income of $1.3 million for the same period in 2001. The decrease in net interest income is primarily attributable to an overall reduction in the rate of return earned on our cash and cash equivalents balances. Partially offsetting this decrease was the elimination of interest expense related to one of our credit facilities, which we terminated during the fourth quarter of 2001, as well as an increase in our cash balance during 2002.

        Other Income (Expense), Net.    Net other income was $0.2 million for the year ended December 31, 2002, an increase of $4.6 million from net other expense of $4.4 million for 2001. This increase is primarily due to a technology investment write-off of $7.5 million, of which $2.7 million affected other expense, and the write-off of capitalized financing costs of approximately $1.1 million in 2001. The balance of changes in other income and expense is primarily due to foreign currency transaction gains and losses.

        Benefit for Income Taxes.    The benefit for income taxes was $12.2 million for the year ended December 31, 2002 compared to the benefit for income taxes of $1.0 million for 2001. The effective income tax rate was a benefit of 5.5% for 2002 compared with a benefit of 0.5% for the same period in 2001. The difference in the effective income tax rate is due to the $39.9 million deferred income tax asset valuation allowance that we recorded during the year ended December 31, 2002. Additionally, there was no tax benefit associated with the $67.6 million write-off of goodwill during 2002, as the goodwill was not deductible for income tax purposes. The deferred income tax asset valuation allowance that we recorded during the year ended December 31, 2001 was $58.8 million.

        We record a deferred income tax asset in jurisdictions where we generate a loss for income tax purposes. Due to volatility in the industry within which we operate, we may record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred income tax assets may not be realized in the immediate future.

        The income tax provision (benefit) during 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million which was recorded as a credit to income tax expense. In addition, we reversed a deferred income tax liability of $6.6 million in connection with the impairment charge of identifiable intangibles that we recorded during the third quarter of 2002.

Comparison of Fiscal Year Ended December 31, 2001 with Fiscal Year Ended December 31, 2000

        Net Sales.    Net sales decreased $147.2 million, or 28.8%, to $363.7 million for 2001 from $511.0 million in 2000. The decrease in net sales was attributable to significantly weaker demand across all product lines, particularly those related to the telecom sector. Fiscal year 2001 was characterized by an unprecedented downturn in the communications infrastructure marketplace. The primary factors which caused the rapid decline in the communications industry were sharply reduced capital equipment spending by both service providers and original equipment manufacturers; excess network capacity and decreased access to capital by telecom service providers; excess inventories of finished goods and components by original equipment manufacturers; and a significant slowdown in the dot.com industry. The main contributors to the decrease in net sales were weakened demand for our board-mounted DC/DC converters ("bricks"), embedded AC/DC power supplies and telecom power systems. A significant portion of 2001 sales was attributable to the relatively stronger demand for bricks and telecom systems during the first three months of 2001, which at that time continued to benefit from our strong order backlog. Our net sales during the first quarter of 2001 were $169.9 million, or 46.7% of total sales for the year.

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

        Gross Profit.    Gross profit decreased $193.2 million, or 97.1%, to $5.8 million for the year ended December 31, 2001 from gross profit of $199.0 million in 2000. As a percentage of net sales, gross profit decreased to 1.6% in 2001 from 38.9% in 2000. The decrease is primarily due to the inventory charges discussed below as well as lower shipment volumes and related manufacturing overhead. During 2001, we also sold $0.6 million of inventory that had been written off as part of the inventory charge discussed below, which resulted in a benefit to our gross margin of less than 0.2%.

        Gross profit for 2001 includes an inventory charge of $110.3 million taken in the second and third quarters of 2001. During the second and third quarters of 2001, prices of certain inventory components began decreasing as the market became saturated with these types of components, at which time we secured lower contract prices on these components. In accordance with our accounting policy, we revalued our inventory on-hand as well as inventory that we were required to take delivery of at greater than market prices to the lower of cost or market. This analysis resulted in an inventory charge of $51.2 million. At the same time, we continued to receive shipments of inventory components that would not be sold in the foreseeable future. Therefore, we analyzed our entire inventory to determine what was excess and obsolete with significant input from the engineering staff. This analysis was conducted by part number and resulted in a $56.1 million charge for excess and obsolete inventory. Lastly, during 2001 we recorded a charge of $3.0 million in cost of goods sold for costs associated with discontinued products.

        Gross profit in 2000 included approximately $2.0 million of purchase accounting adjustments related to the Powec acquisition in May 2000, which adversely impacted the gross profit margin.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $7.9 million, or 9.8%, to $72.6 million for 2001 compared with $80.5 million for 2000. As a percentage of net sales, selling, general and administrative expense increased to 20.0% for 2001 from 15.7% in 2000.

        Selling expense decreased $6.4 million, or 17.5%, to $30.4 million for 2001 from $36.8 million in 2000. This decrease was primarily due to lower commissions as a result of the overall decline in sales, and was partially offset by higher employee costs as well as twelve months of selling expense for Powec in 2001 versus eight months of selling expense in 2000.

        General and administrative expense decreased $1.5 million, or 3.2%, to $42.2 million for 2001 from $43.7 million in 2000. General and administrative expense in 2000 includes $8.7 million in stock compensation charges related to HCP bonus agreements that vested on the date of acquisition, as well as $2.4 million of HCP acquisition costs. Excluding these charges related to HCP, general and administrative expenses increased primarily due to higher employee costs and professional fees, as well as twelve months of general and administrative expenses contributed by Powec in 2001 compared to eight months of general and administrative expense in 2000.

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

        Amortization of Intangibles.    Amortization of intangibles increased $7.7 million, or 67.9%, to $19.1 million for 2001 from $11.4 million in 2000. The increase in amortization expense was primarily attributable to two factors: a $4.8 million write-off of a technology license held by us, as well as twelve months of amortization expense in 2001 related to intangibles recorded for the acquisition of Powec, versus eight months of amortization expense related to Powec in 2000. During 2001, we reviewed our technology investments in light of current market conditions. The result was a $7.5 million charge to write-off technology investments, of which $4.8 million affected intangibles. Additionally, in 2001 we paid $7.0 million in cash and stock to the former stockholders of Powec as earnout consideration for 2000 operating performance. This was capitalized as additional goodwill on the balance sheet, which resulted in additional amortization expense in 2001. Amortization of goodwill and certain other intangible assets with an indefinite life ceased upon the adoption of SFAS 142 on January 1, 2002.

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

Restructuring Costs December 31, 2001
Worldwide workforce reduction	$11.0
Facilities closures	7.6
Fixed asset write-off	3.1
Contract termination costs	3.4

Total	$25.1

        The $11.0 million restructuring charge for workforce reduction is related to approximately 4,650 positions identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. Of the remaining positions identified for elimination, approximately 575 were located in the United States and the balance of approximately 175 were located at our other overseas locations, primarily in Europe. As of December 31, 2001, approximately 4,620 employees had been released, with the remaining positions eliminated during the first quarter of 2002. In connection with these reductions, approximately $9.6 million of severance and related benefits have been paid and applied against the accrual during 2001, with the majority of the balance paid and applied during the first quarter of 2002.

        The $7.6 million charge for facilities closures is related to office space and facilities that were vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2005. As of December 31, 2001, approximately $3.5 million had been paid and applied against the accrual for facilities closures. The facilities that were vacated are located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe. In connection with these closures, we recorded a charge of approximately $3.1 million for obsolete equipment at these locations.

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

        A summary of the restructuring costs and activity during 2001 is as follows (in millions):

	Total Restructuring Costs	Paid and Applied Against Reserve	Restructuring Liabilities at December 31, 2001
Worldwide workforce reduction	$11.0	$9.6	$1.4
Facilities closures	7.6	3.5	4.1
Fixed asset write-off	3.1	3.1	—
Contract termination costs	3.4	3.3	0.1

Total	$25.1	$19.5	$5.6

        Asset Impairment.    Due to deterioration in business conditions in 2001, we performed impairment reviews in accordance with SFAS 121 to determine whether any of our assets were impaired.

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

        Other Income (Expense), Net.    Net other expense increased $3.3 million to $4.4 million for 2001 from $1.1 million in 2000. Included in 2000 is a $0.2 million write-off of capitalized financing costs. The increase in net other expense is primarily attributable to a $2.7 million write-off of technology investments and the $1.1 million write-off of capitalized financing costs related to our credit facility. During 2001 we reviewed our technology investments in light of current market conditions. While some of the technology was promising, there could be no assurance that the investments made would be recovered in the future. The result was a $7.5 million write-off of technology investments, of which $2.7 million affected other expense. The investment written off was in the form of a note receivable. Also during 2001, we terminated our revolving credit facility and wrote off the $1.1 million balance of capitalized financing costs. Other components of other income and expense primarily relate to net gains and losses recorded on foreign currency transactions at our international locations.

        Provision (Benefit) for Income Taxes.    The benefit for income taxes was $1.0 million for 2001, compared with a provision for income taxes of $22.5 million in 2000. The effective tax rate in 2000 was approximately 34%. During 2001 we recorded significant deferred income tax assets associated with the restructuring, impairment and inventory charges recognized during the year. However, due to continued growth in our accumulated deficit and the volatility in the communications infrastructure industry, we believed that the conservative approach under the guidance of SFAS 109 was to establish a valuation allowance against these deferred income tax assets. As such, we recorded a $58.8 million deferred income tax asset valuation allowance. The net result on the income statement was an income tax benefit of less than 1% for 2001.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased $27.4 million, or 34.4%, to $107.1 million at December 31, 2002 from $79.7 million at December 31, 2001. Our primary source of cash in 2002 was cash provided by operating activities of $31.4 million. Our primary uses of cash in 2002 consisted of $7.0 million for the acquisition of property and equipment and $5.5 million for the repayment of borrowings and bank overdrafts.

        Cash provided by operating activities of $31.4 million included the net receipt of $12.7 million in income tax refunds. Cash provided by operating activities also included decreases in inventories and accrued expenses of $31.6 million and $14.0 million, respectively. In addition, cash provided by operating activities also included approximately $10.4 million of stock compensation primarily related to our employee salary deferral plan, which was offset by $5.2 million of cash payments relating to the Company's restructuring program.

        We have a long-term property loan with a bank in Norway totaling approximately $9.5 million. The loan was for the purchase of a subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest, 9.1% at December 31, 2002, based on Norwegian Inter-Bank Offering Rate, a rate similar to the London Inter-Bank Offering Rate or LIBOR, and is

payable in monthly installments until its maturity in July 2019. At December 31, 2002, the current and long-term amounts outstanding under this loan were $0.6 million and $8.9 million, respectively.

        In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.6 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2002, the total outstanding balance on all credit facilities was $0.7 million at a weighted-average interest rate of 2.75%. This amount was outstanding on the Company's Swiss credit facility.

        We currently anticipate that our total capital expenditures for 2003 will be in the range of $7 to $10 million. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Recent Events.    The U.S. economy entered a period of contraction during 2001, and the communications infrastructure industry in particular has been experiencing a severe downturn. We are not certain how long and to what extent the economy or various sectors will experience contraction. During 2001, many of our customers, including our largest customers, cancelled or rescheduled significant orders, which caused a substantial decline in our backlog and bookings. While we have seen some improvements in our business fundamentals during 2002, there can be no assurance that this will continue into 2003.

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

        Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have contingent purchase price increases related to past acquisitions. Under terms of the acquisition agreements, we may be obligated to make payments to certain former shareholders of acquired companies related to future financial performance. The maximum additional amount that may be incurred in 2003 through 2004 under the earnout agreements is $2.3 million in cash and up to 1.0 million shares of Power-One common stock. No earnout provisions extend beyond the year ended December 31, 2004.

        Related Parties.    We maintain minority ownership in a number of equity investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an equity investment made in one of our contract manufacturers in Asia. The equity investment in the contract manufacturer was made during 2002 by contributing some of our excess SMT manufacturing equipment and a note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $1.2 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the equity investment in the contract manufacturer is accounted for under the cost method since we do not have significant influence on the contract manufacturer and own approximately 10% of the common equity.

        The joint venture and contract manufacturer may purchase raw components and other goods from Power-One, and may sell finished goods to Power-One as well as to other third parties. Power-One records revenue on sales to the joint venture and contract manufacturer only when the components and goods are for sales to third parties. When the joint venture or contract manufacturer purchases components that will be assembled and sold back to Power-One, no revenue is recorded. Power-One also has significant and similar relationships with other contract manufacturers where no investment has been made. These contract manufacturers may purchase raw components from and sell finished goods back to Power-One. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties.

        O'Melveny & Myers LLP ("OMM") provides general legal services to us. An OMM partner (now retired and of counsel to the firm) has been a member of our Board of Directors since 2000. OMM's legal services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        Stephens, Inc. is a significant stockholder and provides financial advisory services to us. An officer of Stephens is also a director of the Company. Stephens' financial advisory services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        In early 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $7.2 million in Power-One common stock with up to an additional 1.0 million shares of common stock payable as earnout to the former di/dt shareholders. We held a note receivable from and a minority equity investment in di/dt prior to the acquisition. Additionally, we held an exclusive license from di/dt for certain current, as well as prospective products of di/dt, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

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

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to debt and lease obligations is as follows (in millions):

Year Ending December 31,	Total Debt	Operating Leases	Total
2003	$1.3	$6.8	$8.1
2004	0.6	5.9	6.5
2005	0.6	4.6	5.2
2006	0.6	3.3	3.9
2007	0.6	1.9	2.5
2008 and thereafter	6.5	4.2	10.7

Total	$10.2	$26.7	$36.9

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

        Debt.    We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe long term debt bears interest on borrowings outstanding at various time intervals and is based on Norwegian LIBOR. Norwegian LIBOR is an offshore rate that is similar to the London Inter-bank Offered Rate LIBOR. Our principal risk with respect to our long-term debt would be due to changes in these market rates.

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at December 31, 2002 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF) or Norwegian Kroner (NOK), where applicable. Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (CHF 1.0)	$0.7	—	—	—	—	—	$0.7	$0.7
Average Interest Rate	2.75%						2.75%
Long-term Debt:
Variable Rate (NOK 66.4)	$0.6	$0.6	$0.6	$0.6	$0.6	$6.5	$9.5	$9.5
Average Interest Rate	9.1%	9.1%	9.1%	9.1%	9.1%	9.1%	9.1%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2002, we had not entered into any significant foreign exchange contracts.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information relating to directors required by this item will be contained under the captions "Board of Directors" and "Election of Directors" in our definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2002 (the "Proxy Statement"), and is incorporated herein by reference.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item will be contained under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Plan Compensation Information" in our Proxy Statement and is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item will be contained under the caption "Certain Relationships and Related Transactions" in our Proxy Statement and is incorporated herein by reference.

ITEM 14—DISCLOSURE CONTROLS AND PROCEDURES

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

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report are incorporated herein by reference:

(a)(2)    SCHEDULES

        The following financial statement schedule is filed as a part of this Report and is incorporated herein by reference.

POWER-ONE, INC.	Page
Schedule II: Valuation and Qualifying Accounts	S-1

(b)  Reports on Form 8-K

        A Current Report on Form 8-K dated September 12, 2002, was filed to report the Company's plans to record significant charges during the third quarter of 2002 related to a restructuring of the Company's operations, impairment of certain fixed and intangible assets, a write-down of inventory, and impairment of goodwill.

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
Date: March 28, 2003

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

Signature	Title	Date

/s/ STEVEN J. GOLDMAN (Steven J. Goldman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ EDDIE K. SCHNOPP (Eddie K. Schnopp)	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003
(Kendall R. Bishop)	Director	March , 2003
/s/ DR. HANSPETER BRÄNDLI (Dr. Hanspeter Brändli)	Director	March 28, 2003
/s/ JON E. M. JACOBY (Jon E. M. Jacoby)	Director	March 28, 2003
/s/ JAY WALTERS (Jay Walters)	Director	March 28, 2003
/s/ MARK MELLIAR-SMITH (Mark Melliar-Smith)	Director	March 28, 2003

CERTIFICATION

I, Eddie K. Schnopp, certify that:

        1.    I have reviewed this annual report on Form 10-K of Power-One, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/  EDDIE K. SCHNOPP

Eddie K. Schnopp
Senior Vice President—Finance, Treasurer and
Chief Financial Officer

CERTIFICATION

I, Steven J.Goldman, certify that:

        1.    I have reviewed this annual report on Form 10-K of Power-One, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/  STEVEN J. GOLDMAN

Steven J. Goldman
Chairman and Chief Executive Officer

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

INDEPENDENT AUDITORS' REPORT

         To the Board of Directors and Stockholders of
Power-One, Inc.:

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 16, the Company changed its method of accounting for goodwill and other intangible assets to conform to the Statement of Financial Accounting Standards 142 effective January 1, 2002.

Deloitte & Touche LLP
Los Angeles, California
February 13, 2003

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
NET SALES	$230,656	$363,727	$510,955
COST OF GOODS SOLD	234,662	357,930	311,945

GROSS PROFIT (LOSS)	(4,006)	5,797	199,010
EXPENSES:
Selling, general and administrative	59,321	72,617	80,464
Engineering and quality assurance	34,663	39,077	36,603
Amortization of intangibles	5,139	19,079	11,363
Restructuring costs	10,690	25,074	—
Impairment of goodwill	67,587	11,058	—
Asset impairment	42,629	22,714	—

Total expenses	220,029	189,619	128,430

INCOME (LOSS) FROM OPERATIONS	(224,035)	(183,822)	70,580
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	1,758	3,817	3,304
Interest expense	(1,133)	(2,497)	(6,446)
Other income (expense), net	166	(4,350)	(1,052)

Total interest and other income (expense)	791	(3,030)	(4,194)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(223,244)	(186,852)	66,386
PROVISION (BENEFIT) FOR INCOME TAXES	(12,240)	(949)	22,495

NET INCOME (LOSS)	$(211,004)	$(185,903)	$43,891

BASIC EARNINGS (LOSS) PER SHARE	$(2.62)	$(2.36)	$0.59

DILUTED EARNINGS (LOSS) PER SHARE	$(2.62)	$(2.36)	$0.56

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	80,396	78,759	73,957

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	80,396	78,759	77,871

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,109	$79,671
Accounts receivable:
Trade, less allowance for doubtful accounts of $6,559 in 2002 and $4,698 in 2001	49,395	45,064
Other	7,379	7,190
Notes receivable	3,000	3,000
Inventories	48,751	149,084
Refundable income taxes	122	5,227
Prepaid expenses and other current assets	6,526	5,536

Total current assets	222,282	294,772
PROPERTY AND EQUIPMENT, net	59,436	95,682
PROPERTY AND EQUIPMENT HELD FOR SALE	7,573	—
GOODWILL, net	23,990	78,966
OTHER INTANGIBLE ASSETS, net	26,948	51,021
NOTES RECEIVABLE	4,485	14,136
OTHER ASSETS	16,149	7,326

TOTAL	$360,863	$541,903

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$717	$1,395
Current portion of long-term debt	572	1,348
Current portion of long-term capital leases	15	245
Bank overdraft	11	736
Accounts payable	27,004	19,302
Restructuring reserve	8,252	5,629
Deferred income taxes	1,773	1,866
Other accrued expenses	33,615	45,996

Total current liabilities	71,959	76,517
LONG-TERM DEBT, less current portion	8,908	7,559
DEFERRED INCOME TAXES	61	7,121
OTHER LIABILITIES	797	503
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000,000 shares authorized; 79,998,619 and 78,912,924 shares issued and outstanding at December 31, 2002 and 2001, respectively, net of 100,002 treasury shares	80	79
Additional paid-in capital	586,038	570,427
Accumulated other comprehensive income (loss)	18,414	(5,913)
Accumulated deficit	(325,394)	(114,390)

Total stockholders' equity	279,138	450,203

TOTAL	$360,863	$541,903

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2002	2001	2000
NET INCOME (LOSS)	$(211,004)	$(185,903)	$43,891
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	24,327	(3,725)	1,288

COMPREHENSIVE INCOME (LOSS)	$(186,677)	$(189,628)	$45,179

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)

	Common Stock—$.001 Par Value
				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, DECEMBER 31, 1999	71,962,224	$72	$212,148	$(3,476)	$28,487	$237,231
Issuance of common stock under stock option and purchase plans	794,355		2,001			2,001
Income tax benefit for employee stock option transactions			9,575			9,575
Stock compensation	812,925	1	13,338			13,339
Issuance of common stock in connection with acquisition	428,070		12,735			12,735
Stock issuance to public	4,500,000	5	317,245			317,250
Stock issuance costs			(2,717)			(2,717)
Cumulative translation adjustment				1,288		1,288
Distributions to stockholders					(865)	(865)
Net income					43,891	43,891

BALANCE, DECEMBER 31, 2000	78,497,574	78	564,325	(2,188)	71,513	633,728
Issuance of common stock under stock option and purchase plans	486,026	1	3,260			3,261
Stock compensation	1,172		2,185			2,185
Issuance of common stock in connection with acquisition	28,154		657			657
Treasury Stock	(100,002)
Cumulative translation adjustment				(3,725)		(3,725)
Net loss					(185,903)	(185,903)

BALANCE, DECEMBER 31, 2001	78,912,924	79	570,427	(5,913)	(114,390)	450,203
Issuance of common stock under stock option and purchase plans	1,005,798	1	5,240			5,241
Stock compensation	79,897		10,371			10,371
Cumulative translation adjustment				24,327		24,327
Net loss					(211,004)	(211,004)

BALANCE, DECEMBER 31, 2002	79,998,619	$80	$586,038	$18,414	$(325,394)	$279,138

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share data)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(211,004)	$(185,903)	$43,891
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (a)	20,900	36,500	24,190
Goodwill impairment	67,587	11,058	—
Asset impairment (b)	45,260	28,901	—
Inventory write-off	73,029	110,313	—
Technology investment write-off (a)	—	2,750	—
Capitalized financing costs write-off	—	1,121	—
Stock compensation	10,371	2,185	13,339
Exchange (gain) or loss	(1,348)	215	—
Net loss on disposal of property and equipment	156	317	443
Tax benefit on exercise of stock incentive plans	—	—	9,575
Deferred income taxes	(8,543)	970	(969)
Changes in operating assets and liabilities:
Accounts receivable, net	423	62,283	(70,747)
Notes receivable	4,451	—	—
Inventories	31,550	(11,726)	(153,323)
Refundable income taxes	5,105	(5,227)	(7)
Prepaid expenses and other current assets	(671)	(1,279)	(2,634)
Accounts payable	5,121	(51,761)	48,352
Accrued expenses	(14,040)	(6,383)	8,615
Restructuring reserve	2,832	5,308	—
Other liabilities	248	(124)	990

Net cash provided by (used in) operating activities	31,427	(482)	(78,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,011)	(30,539)	(52,165)
Technology investment	(2,000)	(3,605)	(9,393)
Proceeds from sale of property and equipment	504	133	36
Other assets	(72)	3,338	(3,059)
Investment in Powec, net of cash acquired	(70)	(6,335)	(72,545)
Telecommunications product line acquired from Eldec	—	—	(14,000)
Investment in IPD, net of cash acquired	—	—	(13,000)

Net cash used in investing activities	(8,649)	(37,008)	(164,126)

(a)
The total technology investment write-off for the year ended December 31, 2001 was $7,538 of which $4,788 was recorded as amortization of intangibles and $2,750 was recorded as other expense.

(b)
The asset impairment charge of $45,260 for the year ended December 31, 2002 included $23,444 for the impairment of identifiable intangibles in accordance with SFAS No. 144, $19,185 for the impairment of property and equipment calculated in accordance with SFAS No. 144 and $2,631 for the fixed asset portion of the period's restructuring charge.

  The asset impairment charge of $28,901 for the year ended December 31, 2001 included $8,365 for the impairment of identifiable intangibles in accordance with SFAS No. 121, $14,349 for the impairment of property and equipment calculated in accordance with SFAS No. 121 and $6,187 for the fixed asset portion of the period's restructuring charge.

  See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands, except share data)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	$1,911	$19,143	$165,180
Repayments of borrowings on bank credit facilities	(2,833)	(26,690)	(166,979)
Bank overdraft	(773)	(12,080)	7,000
Proceeds from borrowings on long-term debt	—	1,482	—
Repayments of borrowings on long-term debt	(1,635)	(4,008)	(4,634)
Principal payments under long-term capital leases	(272)	(548)	(888)
Sale and issuance of common stock	5,241	3,261	316,534
Proceeds from notes receivable from stockholders	—	—	109
Distributions to stockholders	—	—	(865)

Net cash provided by (used in) financing activities	1,639	(19,440)	315,457

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,021	(512)	298

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,438	(57,442)	73,344
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	79,671	137,113	63,769

CASH AND CASH EQUIVALENTS, END OF PERIOD	$107,109	$79,671	$137,113

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$1,348	$1,766	$4,766
Income taxes	$(12,746)	$(1,718)	$17,919

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the fourth quarter of 2002, the Company contributed certain non-cash assets to a contract manufacturer in Asia in exchange for approximately 10% of the common stock of that contract manufacturer. The Company contributed some its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.0 million and approximately $5.2 million of a note receivable from the contract manufacturer held by the Company.

        During the second quarter of 2001, the Company issued 28,154 shares of the Company's common stock valued at $657 thousand in addition to $6.3 million in cash, to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance.

        In the fourth quarter of 2001, the Company exchanged a customer's outstanding trade accounts receivable balance of $16.5 million into a note receivable with scheduled repayment terms.

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

        On May 16, 2000, the Company acquired a telecommunications product line from Eldec Corporation ("Eldec"), a subsidiary of Crane Co., for $14.0 million in cash.

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$2,237
Fair value of goodwill and other identifiable intangible assets	12,208
Cash paid for product line	(14,000)

Liabilities assumed	$445

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 1. GENERAL INFORMATION

        The accompanying financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 31, 2002, 2001 and 2000 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31.

        The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, Norway, Switzerland, China, Slovakia and at several contract manufacturers located throughout the world, predominantly in Asia.

        Operations—The Company operates in one industry segment which consists of the design, development and manufacture of power conversion products primarily for the communications infrastructure market. The Company sells its products and grants credit to customers in this industry, primarily in the United States and Europe. Net sales to the Company's largest customer amounted to 16% in 2002, 15% in 2001 and 25% in 2000. At December 2002, one customer, Cisco Systems, represented at least 10% of the Company's trade accounts receivable balance. At December 31, 2001, one customer, the Company's joint venture, represented 16% of the Company's trade accounts receivable balance.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

        Principles of Consolidation—The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The Company includes in its statement of operations its share of the financial results of investments accounted for under the equity method.

        Use of Estimates in the Preparation of the Financial Statements—Preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs and other special charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is generally established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the total accounts receivable balance is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category. This methodology, however, may be modified or tailored to customary local practice, especially in the Company's overseas locations.

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, the Company generally compares the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may be modified depending on product lifecycles and circumstances in local markets. On-hand quantities greater than projected usage are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

        Investments—The Company has minority equity investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

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

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher in 1998, and of IPD in 1999, which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        The Company reviews the carrying value of goodwill using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. The Company completed the required transitory impairment test of goodwill upon adoption as of January 1, 2002, which resulted in no impairment.

        Restructuring Costs—Through December 31, 2002, the Company recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs relate to the downsizing of the Company's operations and primarily consist of specific charges that have been incurred and will be incurred with no future economic benefit. These charges include costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties and other shutdown costs. Effective, January 1, 2003, the Company will record restructuring charges, if any, in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws or rates.

        Additionally, the Company's subsidiary Power-Electronics ("P-E") operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from P-E or any of its other overseas subsidiaries, as there is no intent to remit any future earnings.

        The Company's operations in Mexico, which were closed at the end of 2002, have been subject to various income and corporate taxes on earnings generated in Mexico under the maquiladora program.

        Deferred Income Tax Asset Valuation Allowance—The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility within the industry in which the Company operates, the Company records a valuation allowance against these deferred income tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred income tax assets may not be realized in the foreseeable future.

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statement of Operations which have been made at fair market value.

        SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the "disclosure only" alternative and has disclosed the pro forma net income/loss per share amounts using the fair value method. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123," the pro forma disclosure required is shown below.

	Year Ended December 31,
	2002	2001	2000
	(In millions, except per share data)
Net income (loss), as reported	$(211.0)	$(185.9)	$43.9
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	0.9	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effect	(23.6)	(22.8)	(8.9)

Pro forma net income (loss)	$(233.7)	$(208.7)	$35.0

Earnings (loss) per share:
Basic-as reported	$(2.62)	$(2.36)	$0.59
Basic-pro forma	$(2.91)	$(2.65)	$0.47
Diluted-as reported	$(2.62)	$(2.36)	$0.56
Diluted-pro forma	$(2.91)	$(2.65)	$0.45

        The pro forma amounts for the fiscal years ended December 31, 2002 and 2001 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in 2002, 2001 and 2000: risk-free interest rate of 4.2%, 4.9% and 6.2%, respectively; expected volatility of 94.7%, 111.9% and 87.6%, respectively; an expected option life of 5.8, 6.5 and 7.5 years, respectively; and no expected dividends for each of the three years. The aggregate fair value of stock options granted were $3.3 million, $28.1 million and $79.1 million 2002, 2001 and 2000 respectively.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS, for the Company, is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

        Engineering—Engineering costs include sustaining product engineering, custom product development and research and development costs which are expensed in the period incurred.

        Warranties—The Company generally offers its customers a two-year warranty on all products sold, but warranties vary based on product type and application. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve balance as incurred. The Company has adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45 regarding warranties.

        Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. The Company did not hold any derivative financial instruments during 2002, 2001 or 2000. As a result, adoption of SFAS 133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

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

        Conversion of Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting year. The statements of income and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax-affected the cumulative translation adjustment as there is no intention to remit the earnings.

        Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 that must be met in order to aggregate segments. Our products are all power conversion products primarily geared toward the communication industry, and our sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. The same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and our products are distributed through common channels and distributor networks.

        Recent Pronouncements and Accounting Changes—In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142. They also issued SFAS 144, in October 2001.

        SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises," and is effective for all business combinations initiated after June 30, 2001. Business combinations initiated after June 30, 2001 are accounted for under the purchase method in accordance with SFAS 141.

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

        In June 2002, the FASB issued SFAS 146, which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted SFAS 146 effective January 1, 2003.

        The Company believes that the adoption of SFAS 146 may be material to the financial statements should any restructuring initiatives be implemented subsequent to adoption. Currently, the Company does not anticipate any new restructuring initiatives that would be subject to SFAS 146. Had SFAS 146 been adopted and applied to 2002, the Company's restructuring charge would have been smaller, as SFAS 146 delays recognition of certain restructuring liabilities until they are incurred rather than committed to, such as severance obligations, and requires fair value recognition of continuing lease obligations. The Company has not fully analyzed the impact that SFAS 146 would have had on its financial statements for 2002 had it been adopted early.

        During 2002, the Company implemented the disclosure requirements of FASB Interpretation No. 45 regarding product warranties.

NOTE 3. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

        During 2001, the Company announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. During 2001, the Company recorded pre-tax restructuring charges totaling $25.1 million in accordance with EITF 94-3 and a pre-tax goodwill and asset impairment charge of $11.0 million and $22.7 million in accordance with SFAS 121, respectively.

        During 2002, the Company announced an addition to the restructuring program and recorded pre-tax charges of $10.7 million in accordance with EITF 94-3 related to the restructuring of the Company's operations and pre-tax goodwill and asset impairment charges of $67.6 million and $42.6 million in accordance with SFAS 142 and SFAS 144, respectively. The restructuring costs and asset impairment charges are classified as operating expenses. See the Intangibles footnote for additional disclosure on the impairment of intangible assets.

Restructuring Costs

        The restructuring plans include a worldwide workforce reduction, consolidation of excess facilities and write-off of fixed assets therein, contract termination charges, and other shutdown costs. The Company expects to pay most of the remaining restructuring liabilities during the first quarter of 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2005. A summary of the restructuring activity during the year ended December 31, 2002 is as follows (in millions):

	Restructuring Liabilities at January 1, 2002	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2002
Worldwide workforce reduction	$1.4	$3.8	$2.8	$2.4
Facilities closure	4.1	5.2	3.4	5.9
Fixed assets write-off	—	1.7	1.7	—
Contract termination costs	0.1	—	0.1	—

	$5.6	$10.7	$8.0	$8.3

        A summary of the restructuring costs and activity during the year ended December 31, 2001 is as follows (in millions):

	Total Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2001
Worldwide workforce reduction	$11.0	$9.6	$1.4
Facilities closure	7.6	3.5	4.1
Fixed assets write-off	3.1	3.1	—
Contract termination costs	3.4	3.3	0.1

Total Restructuring Costs	$25.1	$19.5	$5.6

        The 2002 and 2001 restructuring charges are comprised of the following (in millions):

	Restructuring Costs Year Ended December 31,
	2002	2001
Worldwide workforce reduction	$3.8	$11.0
Facilities closure	5.2	7.6
Fixed asset write-off	1.7	3.1
Contract termination costs	—	3.4

Total	$10.7	$25.1

2002 Restructuring Costs

        The $3.8 million restructuring charge for workforce reduction during 2002 is related to approximately 625 positions identified for elimination, of which approximately 400 positions were located in Puerto Rico and Mexico, including 300 manufacturing positions. Of the remaining positions identified for elimination, approximately 175 were located in the United States, including 100 manufacturing positions, and the balance of approximately 50 were located at the Company's other overseas locations, primarily in Europe. As of December 31, 2002, approximately 450 of the 625 employees have been released. Most of the remaining positions are expected to be eliminated during the first quarter of 2003, and the remaining severance and related benefits are expected to be paid during the first quarter of 2003 as well. Since this only represents specific employee terminations identified as of December 31, 2002, further charges may be necessary in future periods if additional terminations are identified.

        The $5.2 million charge for facilities closures during 2002 is related to office space and facilities that are being vacated with no future economic benefit. This charge includes the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2005. The Company facilities being vacated are located in Costa Mesa, California; Mexico; and Puerto Rico. In connection with these closures, the Company recorded a charge of approximately $1.7 million for the write down of fixed assets at these locations.

2001 Restructuring Costs

        The $11.0 million restructuring charge for workforce reduction is related to approximately 4,650 positions identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. Of the remaining positions identified for elimination, approximately 575 were located in the United States and the balance of approximately 175 were located at the Company's other overseas locations, primarily in Europe. As of December 31, 2001, approximately 4,620 employees had been released, with the remaining positions eliminated during the first quarter of 2002.

        The $7.6 million charge for facilities closures is related to office space and facilities that were vacated with no future economic benefit. The charges include the write-off of existing leasehold improvements as well as payments for continuing lease obligations. The Company facilities that were vacated are located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe. In connection with these closures, the Company recorded a charge of approximately $3.1 million for obsolete equipment at these locations.

        The provision for contract termination costs of $3.4 million was primarily related to cancellation charges incurred to release the Company of certain purchase obligations to a significant supplier. Under the terms of the cancellation agreements, no future delivery of products or services will be made to the Company. Cash payments made in relation to this provision were $3.3 million as of December 31, 2001.

Impairment of Fixed Assets and Purchased Intangible Assets

        During 2002, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. The Company identified $21.3 million of certain long-lived assets that are held for sale, which have been written down to a fair value, less estimated cost of disposition, of $7.6 million. The impairment charge associated with these assets was $13.7 million. These assets include manufacturing equipment as well as a facility. The Company determined fair value primarily through obtaining market quotes from third party sources. Further, the Company identified $28.9 million of certain intangible assets and other fixed assets at one of its subsidiaries with continuing operations whose carrying values are not expected to be recovered from future cash flows. These assets include certain intangibles associated with the acquisition of Powec in 2000, primarily customer relationships and product technology, as well as an owned facility in Norway. These were also written down to fair value, which was determined by using discounted cash flows for the intangible assets and a third-party appraisal for the facility. Asset impairment charges associated with SFAS 144 totaled $42.6 million for the year ended December 31, 2002.

        In addition, the Company performed an impairment test of goodwill in accordance with SFAS 142 during 2002 and determined that it would record a $67.6 million impairment charge. During 2002 the Company modified its long-term forecast to account for continuing weakness in its industry, which negatively impacted the SFAS 142 analysis of discounted cash flows. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business has been negatively impacted by a collapse in service provider spending. As of December 31, 2002, there was no remaining goodwill related to the Powec acquisition.

        Due to deteriorating market conditions during 2001, the Company performed an impairment review to determine whether any of its long-lived assets were impaired. This review was conducted in accordance with SFAS 121. The Company identified certain manufacturing equipment for impairment testing, primarily located at manufacturing sites in the Dominican Republic and Mexico. This equipment was removed from production and written down to fair value. The fair value of these assets was calculated based on current fair market value quotes obtained from third party sources. This analysis resulted in a pre-tax impairment charge of $14.4 million during 2001.

        During 2001, the Company also recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. The Company decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. The Company also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The balance of other intangible items written off were related to assembled workforces acquired in previous business combinations that were laid off as part of the Company's 2001 restructuring program.

NOTE 4. ACQUISITIONS

        On May 16, 2000, the Company acquired Norwegian-based Powec for approximately $74.5 million in cash including $2.5 million in acquisition costs, 428,070 shares of the Company's common stock, and assumption of $12.0 million of Powec's debt. The market value of the Company's common stock on the date of acquisition was $29.75 per share. During the second quarters of 2002 and 2001, $0.1 million in cash and $6.3 million in cash and 28,154 shares of Company stock valued at $0.7 million were paid to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2002 and 2001 operational performance, respectively. Certain additional payments may be made to certain Powec stockholders based on the attainment of defined operational performance objectives through 2003. The maximum that may be earned through 2003 is $2.3 million.

        During 2001, Powec became part of the Company's Energy Solutions division. Powec was a leading supplier of power systems for major service providers and equipment manufacturers in the telecommunications industry such as Nokia, Vodafone, and Ericsson.

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

        The acquisitions were accounted for using the purchase method of accounting. The net purchase price, plus transaction costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and other identifiable intangible assets, and were amortized over periods ranging from three to 15 years. The fair value of Powec's assets and liabilities, as well as the fair value of the assets and liabilities acquired from Eldec, have been included in the Company's balance sheet as of December 31, 2000. The consolidated statements of income, comprehensive income and cash flows for the year ended December 31, 2000, include eight months of Powec's operations.

        On February 29, 2000, the Company acquired HC Power; the former shareholders of HC Power received a total of 6,363,621 shares of the Company's common stock for all shares of common stock of HC Power outstanding on the effective date of the merger. Of the total shares issued, 636,351 shares were placed in an escrow to fund possible claims for indemnification under the merger agreement. The Company authorized distribution of 536,349 shares from the escrow fund in 2001. The remaining 100,002 shares were released to and retained by Power-One pursuant to full settlement and resolution, without admission of liability by either party, of all disputed claims associated with a claim for indemnification asserted by the Company in March 2001. The merger has been accounted for as a pooling of interests. HC Power was a supplier of DC power systems for telecommunications and Internet service providers. During 2001, HC Power became part of the Company's Energy Solutions division.

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

NOTE 5. INVENTORIES

        Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 31,
	2002	2001
Raw materials	$33.4	$123.9
Subassemblies-in-process	5.9	9.0
Finished goods	9.5	16.2

	$48.8	$149.1

        During 2002, the Company determined that a change in estimates for calculating excess and obsolete inventory was warranted due to shorter product lives. The Company looks at 12 or 24-month forward demand for components in determining excess and obsolete inventory. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. The Company believes the trend toward shorter product life cycles is permanent, and that this change in methodology will reduce the risk of inventory obsolescence in the future. In addition, the Company discontinued a number of product lines as part of its restructuring, and wrote off the inventory associated with these lines. The Company recorded an inventory charge of $73.0 million to cost of goods sold during 2002 in connection with the change in methodology and discontinuation of product lines.

        During 2001, prices of certain inventory components began decreasing as the market became saturated with these types of components and the Company secured lower contract prices on these components. Accordingly, the Company revalued its inventory on-hand, as well as inventory that it was required to take delivery of, to the lower of cost or market. This analysis resulted in an inventory charge of $51.2 million. At the same time, the Company continued to receive shipments of inventory components that would not be sold. Therefore, the Company analyzed its entire inventory to determine what was excess and obsolete with significant input from the engineering staff. This analysis was conducted by part number and resulted in a $56.1 million charge for excess and obsolete inventory. Lastly, during 2001 the Company recorded a charge of $3.0 million for costs associated with discontinued products.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	December 31,
	2002	2001
Land	$0.5	$2.0
Buildings (useful lives of 20—30 years)	11.8	23.0
Factory and office equipment (useful lives of 3 to 10 years)	73.5	86.8
Vehicles (useful lives of 3 to 7 years)	0.8	1.2
Leasehold improvements (useful lives of 5 to 10 years)	10.9	7.8
Construction in progress	4.9	23.5

	102.4	144.3
Less accumulated depreciation and amortization	43.0	48.6

	$59.4	$95.7

        Property and equipment held for sale of $7.6 million consists of land and building at various locations that have been closed. The Company sold one of these facilities in February of 2003 for $4.8 million and recorded a gain on sale of approximately $0.2 million.

        Factory and office equipment under capital leases included in property and equipment consist of the following (in millions):

	December 31,
	2002	2001
Cost	$0.3	$2.3
Less accumulated depreciation and amortization	0.3	2.0

	$—	$0.3

NOTE 7. CREDIT FACILITIES AND BORROWINGS

        The Company has a long-term property loan with a bank in Norway totaling approximately $9.5 million. The loan was for the purchase of a Company subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the Norwegian Inter-bank Offering Rate, 9.1% at December 31, 2002, a rate similar to the London Inter-bank

Offering Rate and is payable in monthly installments until its maturity date in July 2019. As of December 31, 2002, the current and long-term amounts outstanding under this loan were $0.6 million and $8.9 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.6 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2002, the total outstanding balance on all credit facilities was $0.7 million at a weighted-average interest rate of 2.75%. This amount was outstanding on the Company's Swiss credit facility.

        Long-term debt consists primarily of borrowings made by the Company's European subsidiaries which are denominated in Norwegian kroner. Long-term debt outstanding at December 31, 2002 and 2001 was as follows (in millions):

	December 31,
	2002	2001
Term loans matured June 2, 2002, payable to a bank. Interest was paid quarterly in arrears at 4.5%. The loan was collateralized by real property owned by the Company (net book value of $2.9 at December 31, 2001)	$—	$0.6
Term loans matured October 7, 2002, payable to a bank. Interest was paid quarterly in arrears at 4.0%	—	0.3
Mortgage loan for building due July 15, 2019, payable to a bank in monthly payments, including interest based on Norwegian Inter-bank Offering Rate, or 9.1% and 8.8% at December 31, 2002 and 2001, respectively. The loan is collateralized by the building (net book value of $6.0 and $9.0 at December 31, 2002 and 2001, respectively)	9.5	8.0

	9.5	8.9
Less current portion	0.6	1.3

Long-term debt, less current portion	$8.9	$7.6

        The long-term debt matures as follows (in millions):

Years Ending December 31,
2003	$0.6
2004	0.6
2005	0.6
2006	0.6
2007	0.6
2008 and thereafter	6.5

$9.5

NOTE 8. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	December 31,
	2002	2001
Accrued bonuses	$1.0	$1.9
Accrued payroll and related expenses	4.7	4.1
Accrued warranties	3.8	3.1
Accrued supplier liabilities	12.4	23.4
Other accrued expenses	11.7	13.5

	$33.6	$46.0

NOTE 9. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in Camarillo and Orange County, California; Andover, Massachusetts; France; Italy; Germany; Netherlands; Ireland; United Kingdom; Australia; China; Hong Kong; Singapore; Sweden; Finland; and Norway under lease agreements expiring at various date through 2011 in North America and 2009 in Europe.

        Additionally, the Company also leases several vehicles with leases expiring in September 2003.

        Future minimum lease payments for operating leases as of December 31, 2002 are as follows (in millions):

Years Ending December 31,	Operating Leases
2003	$6.8
2004	5.9
2005	4.6
2006	3.3
2007	1.9
2008 and thereafter	4.2

Total minimum lease payments	$26.7

        Total rent expense was approximately $5.1 million, $5.5 million and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Approximately $3.8 million of the operating lease commitments above have been reserved for in the restructuring charge accrual.

        Legal Proceedings—The Company is involved in certain claims and legal proceedings, including one patent dispute, that arose in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint was filed on February 5, 2001, and service of the Summons and Complaint was made upon Power-One March 1, 2001. The Complaint alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One which relate back to the acquisitions of Melcher AG and International Power Devices ("IPD"). The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of potential recoverable damages. In late 2001, the Company was successful in having the products associated with IPD removed from further exposure in the litigation. A ruling on issues of patent claims construction, and on respective summary judgment motions of Vicor and Power-One, was issued January 2, 2003. The court denied both party's motions for summary judgment. Power-One considers the court's ruling on patent claims construction to be consistent with central positions advanced by Power-One regarding the products at issue. The nature and timing of further proceedings is now under review by the court.

        As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts that were created as part of the acquisitions of Melcher AG and IPD. Based on the Company's success in having products of IPD eliminated from the Vicor litigation, the Company secured reimbursement in late 2002 from the IPD escrow account for certain legal fees incurred in the defense of IPD products. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in escrow.

NOTE 10. COMMON STOCK

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

        On November 2, 2000, the Company entered into an underwriting agreement for the sale by the Company of 4.0 million shares of its common stock at an offering price of $70.50. In connection with the offering, the Company granted the underwriters an over-allotment option to purchase up to an additional 0.5 million shares of the common stock at the public offering price of $70.50 per share. Morgan Stanley Dean Witter acted as the sole underwriter in the transaction, and the issue was underwritten on a "bought-deal basis". On November 7, 2000, the underwriter exercised in full the over-allotment option of 0.5 million additional shares of common stock. The gross proceeds of the 4.5 million shares were $317.2 million. The Company incurred approximately $2.7 million in connection with the offering consisting of underwriter commissions and expenses, printing costs, legal, accounting and other fees. After offering costs, the Company's net proceeds were $314.5 million.

        Deferred Compensation Plan—On October 4, 2001, the Company's Board of Directors approved a Deferred Compensation Plan (the "Deferred Plan"). The purpose of the Deferred Plan was to motivate and retain eligible employees and non-employee directors by permitting them to defer compensation into stock units that would be paid out in the form of shares of the Company's common stock in January 2003. For the period beginning on October 22, 2001 and ending on October 20, 2002 (the "Deferral Period"), eligible employees elected irrevocably to defer up to 50% of their base salary and eligible directors elected irrevocably to defer up to 100% of their compensation relating to regularly scheduled meetings. The Company matched the deferral at 100% in January 2003. The Deferred Plan provided for these amounts to be settled in the Company's common stock on the first day following the first public release of actual earnings of the Company for the fiscal year ending December 31, 2002 (the "Payment Date"). For participants under the Plan as of October 31, 2001, the number of shares of the Company's common stock to be distributed to the employee or director on the Payment Date are equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by $6.00. Participants (i.e. new employees) entering the Plan after October 31, 2001 received a number of shares of the Company's common stock on the Payment Date equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by the average of the Company's stock price over the ten trading days preceding the first day of the Company's applicable pay period which follows the participant's irrevocable election to participate.

        The Company recognized the amount deferred by the employees and directors as compensation expense ratably during the Deferral Period. The Company recognized the amount matched by the Company as compensation expense ratably during the period beginning on October 22, 2001 and ending on the Payment Date. Compensation expense recognized by the Company is equal to the total number of shares to be distributed to each employee and director multiplied by the fair market value on the measurement date, October 18, 2001. For the years ended December 31, 2002 and 2001, the Company recorded approximately $9.5 million and $2.2 million in compensation expense related to the Deferred Plan, respectively.

        The stock unit equivalent of the amount deferred by the employee vested at the end of each pay period, whereas the stock unit equivalent of the Company's match vested on the Payment Date. The Plan provided for certain prorating of vesting and for distribution of shares in the event employment or director service ends (either voluntarily or involuntarily) before the Payment Date. At December 31, 2002 and 2001, there were approximately 723,000 and 144,000 stock units vested, respectively, under the Deferred Plan. Additionally, as of December 31, 2002 and 2001, 79,897 and 1,172 shares of the Company's common stock had been issued in connection with the provisions of the Plan relating to terminations of employment prior to the Payment Date, respectively. The total number of shares expected to be issued on the Payment Date in connection with this plan is approximately 920,000 shares which is net of approximately 525,000 shares that will be withheld to satisfy the employees' tax obligation.

        HC Power Stock Issuances—HC Power provided stock bonus incentives to certain key employees. The stock bonus agreements provided for the granting of HC Power common stock to the employees over specified vesting periods, ranging from three to 12 years. All stock bonus agreements contained accelerated vesting provisions upon a change of control of HC Power. The stock bonuses have been recognized as compensation expense in the period of grant. The compensation expense was determined based on the fair market value at the date of grant. In 1999, 161,481 shares were granted to employees and compensation expense of $0.5 million was recognized. At December 31, 1999, 146,940 shares were unvested. The unvested shares vested and were granted at the time of merger with Power-One. 812,925 shares of the Company's common stock were issued to certain employees of HC Power in exchange for the accelerated shares. The Company recorded compensation expense of $13.3 million in the first quarter of 2000 which was based on $16.38 per share, the fair value of the Company's common stock on February 29, 2000. Additionally, the Company recorded a $2.2 million tax benefit to additional paid-in capital in the second quarter of 2000 on the disposition of 812,925 shares of the Company's common stock made by certain employees of HC Power.

        Stock Options—In February 1996, the Board of Directors approved a stock option plan for the issuance of 3.0 million shares of common stock (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. The Company can issue either qualified or non-qualified stock options under the 1996 Plan. At December 31, 2002, 16.0 million shares were reserved under the 1996 plan, of which 4.9 million were available for future grants. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. In connection with the issuance of stock options in 1997 and 2002, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $0.2 million and $0.9 million, respectively, which is being amortized over the vesting periods of the options. For the year ended December 31, 2002, the Company recognized compensation expense of $0.9 million. There was no material compensation expense recorded in 2001 and 2000.

        In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the "2001 Plan"). The Company can only issue non-qualified stock options under the 2001 Plan, and may not issue options under the 2001 Plan to a member of the Board of Directors or an executive officer (i.e. an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). At December 31, 2002, 174,970 shares of common stock were available for future grants under the 2001 Plan. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. Options granted under the 2001 Plan generally vest over four years. All options under the 2001 Plan have been granted at fair market value.

        Total options exercisable under both the 1996 and 2001 Plans as of December 31, 2002, 2001 and 2000 were 4.7 million, 3.2 million and 1.0 million, respectively.

        Stock option activity of the Company is as follows:

	Millions of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding—December 31, 1999	5.3	$ 0.33-$ 9.94	$2.65
Options granted	4.3	$11.17-$83.75	$22.60
Options exercised	(0.8)	$ 0.33-$ 9.55	$2.07
Options cancelled	(0.2)	$ 2.05-$58.55	$9.28

Options outstanding—December 31, 2000	8.6	$ 0.33-$83.75	$12.43
Options granted	5.0	$ 5.77-$35.88	$7.03
Options exercised	(0.4)	$ 0.33-$20.88	$4.26
Options cancelled	(1.0)	$ 0.50-$83.75	$12.94

Options outstanding—December 31, 2001	12.2	$ 0.33-$83.75	$10.43
Options granted	0.6	$ 0.10-$10.78	$5.63
Options exercised	(1.0)	$ 0.10-$ 5.77	$5.13
Options cancelled	(0.7)	$ 2.05-$83.75	$12.53

Options outstanding—December 31, 2002	11.1	$ 0.10-$83.75	$10.51

        The following table summarizes information regarding options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 0.10-$ 0.33	0.9	3.00 yrs	$0.32	0.8	$0.33
$ 0.50-$ 2.05	1.2	5.76 yrs	$1.99	0.7	$1.96
$ 2.32-$ 4.67	1.0	5.80 yrs	$3.75	0.7	$3.88
$ 4.71-$ 5.77	3.6	8.72 yrs	$5.76	0.4	$5.69
$ 6.00-$16.38	1.8	7.65 yrs	$11.44	0.8	$12.41
$16.64-$20.88	1.6	7.41 yrs	$20.38	0.8	$20.53
$20.88-$42.31	0.6	7.52 yrs	$27.28	0.3	$26.32
$47.50-$83.75	0.4	7.54 yrs	$56.53	0.2	$56.52

$ 0.10-$83.75	11.1	7.19 yrs	$10.51	4.7	$10.84

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. Substantially all of the Company's domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever is lower. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 2002, 2001 and 2000 there were 0.2 million, 0.2 million and 0.1 million shares issued cumulatively under this plan, respectively.

NOTE 11. BUSINESS GEOGRAPHICAL LOCATIONS

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

        The Company has manufacturing and research and development operations in the United States, Mexico, Dominican Republic, Switzerland, Slovakia, Norway, Ireland and China. The following table summarizes the Company's revenues and long lived assets in different geographic locations (in millions):

	Year Ended December 31,
	2002	2001	2000
Revenues:(a)
United States	$91.0	$189.1	$353.1
Canada	10.1	29.7	19.4
United Kingdom	17.8	33.7	31.7
Other European countries	66.0	68.3	57.4
Malaysia	21.9	5.9	—
Other Asia countries	15.2	27.2	36.3
Other foreign countries	8.7	9.8	13.1

Total	$230.7	$363.7	$511.0

Long-Lived Assets:
United States	$67.9	$75.3
Norway	8.4	89.2
Dominican Republic	18.5	23.3
Mexico	5.0	21.7
Switzerland	19.4	16.8
Other foreign countries	14.9	6.7

Total	$134.1	$233.0

(a)
Revenues are attributable to countries based on location of customer

NOTE 12. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2002	2001	2000
United States	$(78.9)	$(140.8)	$39.5
Non-United States	(144.3)	(46.1)	26.9

Total	$(223.2)	$(186.9)	$66.4

        The components of provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(4.7)	$(6.5)	$13.6
State	—	0.5	4.1
Foreign	(0.3)	4.7	5.7

Total current	(5.0)	(1.3)	23.4
Deferred:
Federal	$—	$1.1	$0.4
State	—	0.2	0.2
Foreign	(7.2)	(1.0)	(1.5)

Total deferred	(7.1)	0.3	(0.9)

Provision (benefit) for income taxes	$(12.2)	$(1.0)	$22.5

        The components of deferred income tax assets (liabilities) are as follows (in millions):

	Year Ended December 31,
	2002			2001
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$1.3	$0.2	$—	$0.5	$0.1	$—
Sales discount reserve	0.3	0.1	—	0.6	0.1	—
Bad debt reserve	1.1	0.2	0.3	1.5	0.3	(0.4)
Inventory reserve	24.5	4.2	(0.9)	22.2	4.2	—
Warranty reserve	1.1	0.2	0.1	1.1	0.2	0.1
Deferred Compensation	3.4	0.6	—	0.8	0.1	—
State taxes	—	—	—	0.1	—	—
Inventory overheads	—	—	—	—	—	(0.4)
Other	0.9	0.1	(0.1)	0.4	0.1	(0.4)

Subtotal	32.6	5.6	(0.6)	27.2	5.1	(1.1)
Valuation Allowance	(32.6)	(5.6)	(0.8)	(27.2)	(5.1)	(0.8)

Total current	—	—	(1.4)	—	—	(1.9)
Non-current:
NOL	30.2	2.3	7.2	15.2	2.5	1.9
Intangible assets	5.8	2.3	—	3.7	0.7	(6.1)
Restructuring Allowance	2.6	0.4	0.1	2.1	0.4	—
Fixed assets	3.8	0.7	1.6	(1.7)	(0.3)	(0.1)
Other	(0.2)	0.6	0.1	0.7	—	(0.4)

Subtotal	42.2	6.3	9.0	20.0	3.3	(4.7)
Valuation Allowance	(42.2)	(6.3)	(9.4)	(20.0)	(3.3)	(2.4)

Total non-current	—	—	(0.4)	—	—	(7.1)

Net deferred income tax assets (liabilities)	$—	$—	$(1.8)	$—	$—	$(9.0)

        Net deferred income tax liabilities amounting to $8.0 million were acquired by the Company through the acquisition of Powec in 2000.

        The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company may record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred income tax assets may not be realized in the foreseeable future. During 2002 and 2001, the Company recorded a $39.9 million and $58.8 million valuation allowance against deferred income tax assets, respectively.

        A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(78.1)	(35)	$(65.4)	(35)	$22.4	34
Foreign income taxed at lower rates	23.2	10	14.2	8	(4.1)	(6)
Non-deductible goodwill	19.4	9	0.9	—	0.9	1
State taxes	—	—	0.8	—	2.8	4
IPD non-deductible in-process research and development	—	—	—	—	—	—
Job Creation and Worker Assistance Act income tax refund	(4.7)	(2)	—	—	—	—
Other	(0.8)	—	(1.9)	(1)	0.5	1
Valuation Allowance net of state taxes	28.8	13	50.4	27	—	—

	$(12.2)	(5)%	$(1.0)	(1)%	$22.5	34%

        As of December 31, 2002, the Company had net operating loss (NOL) carry forwards for U.S. federal and state income tax purposes of approximately $86.3 million and $35.5 million, respectively. These operating loss carry forwards expire in various years beginning in 2021 and 2013, respectively. The Company also has foreign NOLs in various countries.

        On March 9, 2002, the Job Creation and Worker Assistance Act was signed into law. Among other provisions, the act temporarily extends the general NOL carryback period to five years (from two years). The provision is effective for NOLs generated in taxable years ending December 31, 2002 and 2001. This act allowed the Company to obtain an additional tax refund of approximately $4.7 million during 2002. SFAS 109 requires that the effect of an enacted change in tax laws or rates be included in income from continuing operations in the period that includes the enactment date.

NOTE 13. RELATED PARTY TRANSACTIONS

        Stephens, Inc., a significant stockholder, provided financial advisory services of approximately $0.1 million, $0.1 million, and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. These services are primarily related to acquisition work. The Company had no payables to Stephens, Inc., at December 31, 2002 and 2001. An officer of Stephens, Inc. is on the Company's Board of Directors.

        O'Melveny & Myers LLP provided general legal services of approximately $0.3 million, $0.6 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. An O'Melveny & Myers LLP partner (now retired and of counsel to the firm) was elected to the Company's Board of Directors during the year ended December 31, 2000. The Company had no payables to O'Melveny & Myers LLP at December 31, 2002 and 2001.

        During the fourth quarter of 2002, the Company contributed certain non-cash assets to a contract manufacturer in Asia in exchange for approximately 10% of the common stock of that contract manufacturer. This investment is being accounted for under the cost method. The Company contributed some its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.0 million and approximately $5.2 million of a note receivable from the contract manufacturer held by the Company in exchange for the equity investment. This contract manufacturer is a significant supplier to the Company.

        See Subsequent Events footnote for additional disclosures regarding related parties.

NOTE 14. RESEARCH AND DEVELOPMENT

        Research and development expenses were $21.2 million, $23.5 million and $19.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 15. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$29.1	$5.1	$24.0
Trade name	16.6	5.2	11.4

Subtotal	45.7	10.3	35.4
Amortizable intangibles
Product technology	20.2	11.0	9.2	10
Other	10.0	3.7	6.3	15

Subtotal	30.2	14.7	15.5

Total	$75.9	$25.0	$50.9

	December 31, 2001
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$90.1	11.1	79.0
Trade name	16.6	5.2	11.4

Subtotal	106.7	16.3	$90.4
Amortizable intangibles
Product technology	27.3	10.9	16.4	9
Other	29.6	6.4	23.2	12

Subtotal	56.9	17.3	39.6

Total	$163.6	$33.6	$130.0

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

        During 2001, the Company recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. The Company decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. The Company also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The net book value of other intangible items written off consisted of $0.9 million for assembled workforce and sales force acquired in previous business combinations that were laid off as part of the Company's 2001 restructuring program. Additionally, the Company reviewed its technology investments during 2001 in light of market conditions. As a result of the Company's analysis and assessment of the investments, a net book value of approximately $7.5 million was written-off, of which $4.8 million affected intangibles.

        Below is a reconciliation of net income (loss) and earnings (loss) per share as reported for the years ended December 31, 2002, 2001 and 2000 to net income (loss) and earnings (loss) per share adjusted for the amortization expense related to goodwill and the Company's trade name which ceased due to the adoption of SFAS 142 effective January 1, 2002.

	Year Ended December 31,
	2002	2001	2000
Reported net income (loss)	$(211.0)	$(185.9)	$43.9
Add: Goodwill and Company trade name amortization, net of tax	—	6.5	4.6

Adjusted net income (loss)	$(211.0)	$(179.4)	$48.5

Reported basic earnings (loss) per share	$(2.62)	$(2.36)	$0.59
Add: Goodwill and Company trade name amortization, net of tax	—	0.08	0.07

Adjusted basic earnings (loss) per share	$(2.62)	$(2.28)	$0.66

Reported diluted earnings (loss) per share	$(2.62)	$(2.36)	$0.56
Add: Goodwill and Company trade name amortization, net of tax	—	0.08	0.06

Adjusted diluted earnings (loss) per share	$(2.62)	$(2.28)	$0.62

        Estimated future amortization expense is as follows, in millions:

Year Ending December 31,	Amortization Expense
2003	$2.8
2004	2.8
2005	2.6
2006	2.1
2007	1.8

Total	$12.1

        During 2002 and 2001, the Company paid $0.1 million in cash and $7.0 million in cash and stock to the former shareholders of Powec as earnout consideration for 2001 and 2000 operational performance, respectively. These payments were recorded as additions to goodwill at the time, but were subsequently written off as part of the Company's SFAS 142 analysis during the third quarter of 2002.

        The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows (in millions):

	December 31,
	2002	2001
Beginning balance	$79.0	$90.9
Impairment losses	(67.6)	(11.0)
Increase in goodwill due to earnout consideration paid related to acquisition	0.1	7.0
Amortization expense	—	(6.5)
Changes in foreign currency on beginning balance	12.5	(1.4)

Ending balance	$24.0	$79.0

NOTE 16. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended December 31,
	2002			2001			2000
	(Loss)	Average Shares	Per Share	Income	Average Shares	Per Share	Income	Average Shares	Per Share
Net income (loss)	$(211.0)			$(185.9)			$43.9
Basic shares outstanding		80.4			78.8			74.0

Basic earnings (loss) per share	(211.0)	80.4	($2.62)	(185.9)	78.8	$(2.36)	43.9	74.0	$0.59

Dilutive securities								3.9

Diluted earnings (loss) per share	$(211.0)	80.4	($2.62)	$(185.9)	78.8	$(2.36)	$43.9	77.9	$0.56

        The dilutive effect of stock options outstanding at December 31, 2002 and 2001 was not included in the calculations of diluted loss per share for the years ended December 31, 2002 and 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. The weighted average number of such options excluded from the diluted loss per share computation was approximately 1.8 million and 2.5 million for the years ended December 31, 2002 and 2001, respectively.

        Additionally, the Company had 6.1 million, 2.8 million and 1.7 million potential anti-dilutive shares at December 31, 2002, 2001 and 2000, respectively, primarily related to employee stock options.

NOTE 17. NOTES RECEIVABLE

        At December 31, 2002, notes receivable include a note from a third party contractor in Asia consisting of current- and long-term amounts of $3.0 million and $3.8 million, respectively. During the fourth quarter of 2002, the Company contributed certain non-cash assets to this contract manufacturer in exchange for approximately 10% of the common stock of that contract manufacturer. The Company contributed some its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.0 million and approximately $5.2 million of the note receivable in exchange for the equity investment.

        At December 31, 2002 and 2001, the long-term notes receivable also included a note from an officer of the Company in the amount of $0.7 million pursuant to his employment contract.

        Both of these notes mature in the first quarter of 2004 and bear interest of 7.25% and 5.5%, respectively.

NOTE 18. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended December 2002, 2001 and 2000 is presented below, in millions:

	December 31,
	2002	2001	2000
Beginning balance	$3.1	$2.8	$2.0
Charges and costs accrued	1.6	1.3	0.4
Acquired balance	—	—	0.7
Less repair costs incurred	(1.1)	(1.1)	(0.2)
Change due to foreign currency	0.2	0.1	(0.1)

Ending balance	$3.8	$3.1	$2.8

NOTE 19. RETIREMENT PLANS

        The Company sponsors various retirement and pension plans, including defined benefit and defined contribution plans, which cover most employees worldwide. Most international employees are covered by government-sponsored programs where the cost to the Company is not significant.

        The Company sponsors one defined benefit plan, which covers 133 employees in Norway, which was in place at the time of the acquisition of Powec AS. This plan provides covered individuals with defined future benefits based on years of service, level of salary at retirement age and the level of governmental social security benefits at retirement. The plan is funded periodically by the Company and is administered by an independent insurance company. The Company records the actuarially-determined net pension liability on its balance sheet.

        Below is a summary of the pension plan periodic costs, changes in the benefit obligation and plan assets, amounts recognized on the Company's balance sheet, and actuarial assumptions used (in millions):

	2002	2001
Net Periodic Benefit Costs
Service cost	$0.4	$0.2
Interest cost	0.1	0.1
Expected return on plan assets	(0.2)	—
Statutory taxes	0.1	—

Net periodic benefit cost	$0.4	$0.3

Change in Benefit Obligation
Benefit obligation—beginning of year	$2.0	$1.8
Service cost	0.4	0.2
Interest cost	0.1	0.1
Actuarial gain	(0.2)	(0.1)
Total benefits paid	$—	$—

Benefit obligation—end of year	$2.3	$2.0

Change in Plan Assets
Plan assets at fair value—beginning of year	$1.5	$1.2
Actual return on plan assets	—	—
Company contributions	0.5	0.3
Benefits paid from plan assets	—	—

Plan assets at fair value—end of year	$2.0	$1.5

Amounts Recognized in the Company's Balance Sheet
Plan assets less than projected benefit obligation	$0.3	$0.5
Unrecognized actuarial gains	—	(0.1)

Total recognized in other liabilities	$0.3	$0.4

Assumptions
Discount rate	7.0%	7.0%
Expected long-term rate of return on plan assets	8.0%	8.0%
Rate of increase in compensation levels	3.0%	2.5%

        The Company has 401(k) profit sharing plans covering all domestic employees, subject to certain participation, age and vesting requirements. The plans provide that the Company will partially match employee contributions at either a discretionary amount or up to specified percentages. Total Company contributions were $0.3 million, $0.7 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 20. SUBSEQUENT EVENTS

        On February 13, 2003, the Company acquired di/dt Inc., a technology innovator in the DC/DC space, for 1.4 million common shares of the Company's common stock valued at $7.2 million, with up to an additional 1.0 million shares of the Company's common stock payable as an earnout to the former di/dt shareholders. The earnout is payable in March 2005 and is contingent upon certain milestones related to di/dt's sales and new product introduction during 2003 and 2004. In addition, the Company has granted a bonus of approximately $1.0 million to the six original founders of di/dt, half of which was paid upon close of the acquisition in February of 2003, and half of which will be paid in August of 2003 contingent upon their continued employment with the Company.

        As of December 31, 2002, the Company held a $2.0 million note receivable from, as well as a $3.0 million cost basis investment in di/dt prior to the acquisition. Additionally, the Company held an exclusive license from di/dt for certain current, as well as prospective new products of di/dt, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt. Additionally, the Company's outside counsel and the Company's chief executive officer each held a small equity position in di/dt prior to the acquisition.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE
2002 AND 2001 QUARTERS (unaudited)

(In millions, except per share data)

	2002 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(1)
Net sales	$48.4	$56.2	$60.0	$66.0
Gross profit (loss)	12.6	15.7	(56.9)	24.6
Income (loss) from operations	(11.3)	(10.6)	(205.1)	2.9
Net income (loss)	(7.2)	(10.3)	(198.5)	5.1
Diluted earnings (loss) per share	(0.09)	(0.13)	(2.45)	0.06
	2001 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(2)
Net sales	$169.9	$92.9	$53.1	$47.9
Gross profit (loss)	62.6	(58.9)	(13.7)	15.8
Income (loss) from operations	27.4	(119.0)	(62.2)	(30.0)
Net income (loss)	16.4	(80.4)	(43.3)	(78.7)
Diluted earnings (loss) per share	$0.20	$(1.02)	$(0.55)	$(1.00)

(1)
During the fourth quarter of 2002, the Company recorded an increase in operating income of approximately $2.8 million due to year-end adjustments. This included a $1.8 million favorable adjustment related to physical inventory counts performed during the fourth quarter, and a $1.0 million change in the accrual for sales discounts and returns.

(2)
During the fourth quarter of 2001, the Company recorded an asset impairment charge of $19.4 million related to certain intangible assets, and a deferred income valuation allowance of $58.8 million against deferred income tax assets.

POWER-ONE, INC.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Acquired Balances(2)	Deductions(3)	Change in Foreign Currency on Beginning Balance	Balance at End of Period
Allowance of doubtful accounts:
Year ended December 31
2002	$4.7	2.9	—	(1.3)	0.3	$6.6
2001	2.6	3.4	—	(1.1)	(0.2)	4.7
2000	1.9	0.9	0.2	(0.4)	—	2.6
Accrued sales discounts and returns:
Year ended December 31
2002	1.7	7.8	—	(8.6)	—	0.9
2001	1.1	13.5	—	(12.9)	—	1.7
2000	0.8	11.0	—	(10.7)	—	1.1

(1)
For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provisions for estimated discounts and returns.

(2)
Beginning balance upon acquisition of Powec effective May 16, 2000.

(3)
For the allowance for doubtful accounts, represents write off of bad debt. For the accrued sales discounts and returns, represents products returned from customer.

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Report.

Description
2.1(a)	Stock and Loan Purchase Agreement effective August 31, 1998 between SBC Equity Partners Ltd., Defi Holding SA, Elektrowatt AG, Dr. Hans Grueter, Dr. Martin Schnider, Johann Milavec and Power-One, Inc. regarding the sale and purchase of shares in and certain convertible loans to Melcher Holding AG
2.2(b)	Agreement and Plan of Merger dated as of January 7, 1999, by and among Power-One, Inc., Power-One Acquisition Corp. and International Power Devices, Inc.
2.3(c)	Agreement and Plan of Merger dated as of February 11, 2000, by and among Power-One, Inc., Power-One Acquisition Corp. and HC Power Inc.
2.4(d)	Amended and Restated Stock Purchase Agreement entered into as of May 15, 2000 among Power-One, Inc. and the shareholders of Powec AS (Norway)
3.1(e)	Restated Certificate of Incorporation of the Company
3.2(f)	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(n)	Amended and Restated Bylaws of the Company
4.1(e)	Specimen Common Stock Certificate
4.2(h)	Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate
4.3(i)	Certificate of Designations of Junior Participating Preferred Stock of the Company
10.1(e)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2(n)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.4(e)	P-E Tax Exemption Grant dated January 4, 1995
10.5(j)	Employee Stock Purchase Plan
10.6(g)	Revolving Loan Agreement among Power-One, Inc., International Power Devices, Inc., Melcher Holding AG, HC Power, Inc., certain lenders and Union Bank of California, N.A., as Administrative Agent and Lead Arranger, dated May 10, 2000
10.7(k)	Letter of Agreement between the Company and the President and Chief Operating Officer
10.8(l)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.9(m)	Power-One 2001 Deferred Compensation Plan, dated October 5, 2001
21(n)	List of Subsidiaries
23	Independent Auditors' Consent
24(n)	Power of Attorney (Contained on Signature Page)
99.1	Section 906 certification by CEO
99.2	Section 906 certification by CFO

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

(l)
Previously filed on Form S-8 on September 28, 2000.

(m)
Previously filed on Form S-8 on October 5, 2000.

(n)
Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1—BUSINESS
RISK FACTORS
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
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—DISCLOSURE CONTROLS AND PROCEDURES
PART IV
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEPENDENT AUDITORS' REPORT
POWER-ONE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share and per share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
POWER-ONE, INC. QUARTERLY FINANCIAL DATA FOR THE 2002 AND 2001 QUARTERS (unaudited) (In millions, except per share data)
POWER-ONE, INC. SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR EACH OF THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (In millions)
INDEX TO EXHIBITS