Form 10-Q
period 2003-03-31
POWER ONE INC
filed 2003-05-14
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is considered an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

        As of May 9, 2003, 82,764,767 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

ITEM 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
NET SALES	$56,321	$48,399
COST OF GOODS SOLD	34,942	35,793

GROSS PROFIT	21,379	12,606
EXPENSES:
Selling, general and administrative	14,994	13,899
Engineering and quality assurance	9,088	8,300
Amortization of intangible assets	777	1,513
Restructuring costs	—	182

Total expenses	24,859	23,894
LOSS FROM OPERATIONS	(3,480)	(11,288)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	542	595
Interest expense	(238)	(312)
Other income (expense), net	1,049	(212)

Total interest and other income (expense)	1,353	71

LOSS BEFORE INCOME TAXES	(2,127)	(11,217)
PROVISION (BENEFIT) FOR INCOME TAXES	995	(3,970)

NET LOSS	$(3,122)	$(7,247)

BASIC LOSS PER SHARE	$(0.04)	$(0.09)

DILUTED LOSS PER SHARE	$(0.04)	$(0.09)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	81,771	79,407

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	81,771	79,407

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,382	$107,109
Accounts receivable:
Trade, less allowance for doubtful accounts: $6,678 at March 31, 2003; $6,559 at December 31, 2002	45,380	49,395
Other	6,320	7,379
Notes Receivable	3,000	3,000
Inventories	51,504	48,751
Refundable income taxes	106	122
Prepaid expenses and other current assets	4,210	6,526

Total current assets	213,902	222,282
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $46,553 at March 31, 2003; $43,029 at December 31, 2002	60,831	59,436
PROPERTY & EQUIPMENT HELD FOR SALE	4,752	7,573
GOODWILL, net	26,883	23,990
OTHER INTANGIBLE ASSETS, net	30,155	26,948
NOTES RECEIVABLE	2,972	4,485
OTHER ASSETS	11,186	16,149

TOTAL	$350,681	$360,863

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$729	$717
Current portion of long-term debt	546	572
Accounts payable	28,468	27,015
Restructuring reserve	5,876	8,252
Deferred income taxes	1,756	1,773
Other accrued expenses	23,620	33,630

Total current liabilities	60,995	71,959
LONG-TERM DEBT, less current portion	8,379	8,908
DEFERRED INCOME TAXES	68	61
OTHER LIABILITIES	525	797
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 82,522 and 79,999 shares issued and outstanding March 31, 2003 and December 31, 2002, respectively, net of 100 treasury shares	83	80
Additional paid-in-capital	591,632	586,038
Deferred stock compensation	(1,017)	—
Accumulated other comprehensive income	18,532	18,414
Accumulated deficit	(328,516)	(325,394)

Total stockholders' equity	280,714	279,138

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$350,681	$360,863

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except share data, unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,122)	$(7,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,867	5,484
Tax obligation associated with the deferred compensation plan	(2,588)	—
Stock compensation	642	2,808
Net gain on disposal of property and equipment	(190)	(12)
Deferred income taxes	(43)	(126)
Exchange gain	(4)	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	5,717	3,437
Notes receivable	1,513	—
Inventories	(1,394)	5,705
Refundable income taxes	18	1,773
Prepaid expenses and other current assets	2,395	433
Accounts payable	1,019	(1,364)
Accrued expenses	(10,345)	(994)
Restructuring reserve	(2,376)	(957)
Other liabilities	(265)	148

Net cash provided by (used in) operating activities	(5,156)	9,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in di/dt, net of cash acquired	(1,131)	—
Acquisition of property and equipment	(1,456)	(1,023)
Proceeds from sale of property and equipment	4,694	59
Other assets	(38)	(478)

Net cash provided by (used in) investing activities	2,069	(1,442)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings on bank credit facilities	—	(1,404)
Bank overdraft	(11)	(712)
Repayments of long-term debt	(263)	(226)
Principal payments under long-term capital lease obligations	(18)	(133)
Issuance of common stock-net	189	602

Net cash used in financing activities	(103)	(1,873)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(537)	218

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,727)	5,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,109	79,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,382	$85,619

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for
Interest	$221	$361
Income taxes	$116	$(7,253)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On February 14, 2003, the Company acquired all the capital stock of di/dt, Inc. for approximately 1.4 million shares of the Company's common stock, $1.4 million in cash, plus $0.1 million in acquisition costs.

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$7,516
Fair value of goodwill and product technology	6,542
Cash paid for di/dt's capital stock	(1,507)
Prior investment in di/dt	(5,074)
Fair value of stock issued for di/dt's capital stock	(6,337)

Liabilities assumed	$1,140

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
NET LOSS	$(3,122)	$(7,247)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	118	1,840

COMPREHENSIVE LOSS	$(3,004)	$(5,407)

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2002 on Form 10-K.

        Power-One, Inc.'s ("the Company") reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the quarter ended March 30, 2003 as March 31, 2003. The Sunday nearest to March 31, 2002 coincided with March 31, 2002.

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

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, the Company generally compares the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may be modified depending on product lifecycles and circumstances in local markets. On-hand quantities greater than projected usages are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, reserves for non-cancelable open purchase orders for parts the Company is obligated to purchase where demand has been reduced, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

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

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher Holding AG in 1998, of IPD in 1999, and of di/dt, Inc. in 2003, which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

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

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the double declining balance and straight-line methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter. Property and equipment held for sale has been classified in accordance with the provisions of SFAS 144.

        Restructuring Costs—Through December 31, 2002, the Company recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred and were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Effective, January 1, 2003, the Company began recording restructuring charges, if any, in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

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

        Deferred Income Tax Asset Valuation Allowance—The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. The Company also records a valuation allowance against these deferred income tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred income tax assets may not be realized in the foreseeable future.

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statement of Operations that have been made at fair market value.

        SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the "disclosure only" alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," the pro forma disclosure required is shown below.

	Three Months Ended March 31,
	2003	2002
	(In millions, except per share data)
Net loss, as reported	$(3.1)	$(7.2)
Add: Stock-based employee compensation expense included in reported net loss	0.1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(5.9)	(6.0)

Pro forma net loss	$(8.9)	$(13.2)

Loss per share:
Basic and Diluted-as reported	$(0.04)	$(0.09)
Basic and Diluted-pro forma	$(0.11)	$(0.17)

        The pro forma amounts for the three-month periods ended March 31, 2003 and 2002 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in the three-month periods ended March 31, 2003 and 2002: risk-free interest rate of 3.5% and 4.9% respectively; expected volatility of 84.5% and 66.3% respectively; an expected option life of 5.8 and 6.5 years, respectively; and no expected dividends for each of the three-month periods. The aggregate fair value of stock options granted were $10.7 million and $0.2 million in the three-month periods ended March 31, 2003 and 2002, respectively.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of outstanding stock options. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

        Engineering—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred.

        Warranties—The Company generally offers its customers a two-year warranty on all products sold, although warranty periods may vary by product type and application. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve balance as incurred. The Company has adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others," regarding warranties.

        Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. The Company did not hold any derivative financial instruments during the 2003 and 2002. As a result, adoption of SFAS 133 and subsequent amendments did not have a significant effect on the Company's financial position, results of operations, or cash flows.

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

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia; periodically monitors its exposure to credit losses; and maintains allowances for anticipated losses. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended March 31, 2003.

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

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 that must be met to combine segments. The Company's products are all power conversion products primarily geared toward the communication industry, and the sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. Generally, the same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and our products are distributed through common channels and distributor networks.

        Recent Pronouncements and Accounting Changes—In June 2002, the FASB issued SFAS 146, which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted SFAS 146 effective January 1, 2003.

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

NOTE 3—ACQUISITION

        On February 14, 2003, the Company completed its acquisition of di/dt Inc., a Delaware corporation based in Carlsbad, California and a technology innovator in the design and manufacture of high-density DC/DC converters used mainly in communications systems and networking environments. The Company acquired di/dt primarily for its innovative technology in the DC/DC space.

        The purchase price for di/dt was approximately $12.9 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million; and $1.5 million in cash acquisition costs and bridge funding to di/dt. The Company may pay up to an additional 1.0 million shares of Company's common stock as earn-out to former di/dt shareholders, of which 0.2 million shares were distributed in May 2003. The earn-out is payable in varying installments thru December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. All earn-out payments made will be recorded as additional goodwill. In addition, the Company has granted a cash bonus of approximately $1.0 million to the original founders of di/dt, half of which was paid upon close of the acquisition in February 2003 and accounted for in the purchase price; the other half will be paid in August 2003 contingent upon their continued employment with the Company, and will be recorded as compensation expense.

        The acquisition was accounted for using the purchase method of accounting, and the purchase price allocation is preliminary and subject to audit. The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The fair value of di/dt's assets and liabilities has been included in the Company's balance sheet as of March 31, 2003. The consolidated statements of operations, comprehensive income (loss) and cash flows for the quarter ended March 31, 2003, include one month of di/dt's operations. No pro forma information is included herein, as di/dt does not meet the definition of a significant subsidiary.

        Prior to the acquisition, the Company held an exclusive license from di/dt for certain current, as well as prospective new products of di/dt, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials	$29.5	$33.4
Subassemblies-in-process	7.1	5.9
Finished goods	14.9	9.5

	$51.5	$48.8

NOTE 5—LOSS PER SHARE

        Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period, while diluted earnings per share also include the dilutive effect of stock options.

        Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2003	2002
Basic and diluted loss per share:
Net loss	$(3.1)	$(7.2)
Basic and diluted weighted average shares outstanding	81.8	79.4
Basic and diluted loss per share	$(0.04)	$(0.09)

        The dilutive effect of stock options outstanding at March 31, 2003 and 2002 was not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2003 and 2002 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 1.2 million and 2.6 million for the three-month periods ended March 31, 2003 and 2002, respectively.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	March 31, 2003
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$32.0	$5.1	$26.9
Trade name	16.6	5.2	11.4

Subtotal	48.6	10.3	38.3
Amortizable intangibles
Product technology	24.0	11.6	12.4	9
Other	10.3	4.0	6.3	15

Subtotal	34.3	15.6	18.7

Total	$82.9	$25.9	$57.0

	December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$29.1	$5.1	$24.0
Trade name	16.6	5.2	11.4

Subtotal	45.7	10.3	35.4
Amortizable intangibles
Product technology	20.2	11.0	9.2	10
Other	10.0	3.7	6.3	15

Subtotal	30.2	14.7	15.5

Total	$75.9	$25.0	$50.9

        The changes in the carrying amount of goodwill for the quarter ended March 31, 2003 is as follows (in millions):

Beginning balance	$24.0
Goodwill acquired in di/dt acquisition	2.7
Changes due to foreign currency fluctuations	0.2

Ending balance	$26.9

        Estimated annual amortization expense for 2003 through 2007 is as follows, in millions:

Year Ending December 31,	Amortization Expense
2003	$3.4
2004	3.6
2005	3.4
2006	2.9
2007	2.7

Total	$16.0

        The Company adopted SFAS 142 effective January 1, 2002 and accordingly ceased amortization of goodwill and the Company's trade name, which are deemed to have an indefinite life. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives. However, these balances are subject to periodic testing for impairment.

NOTE 7—LONG TERM DEBT AND CREDIT FACILITY

        The Company has a long-term property loan with a bank in Norway totaling approximately $8.9 million. The loan was for the purchase of a Company subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the Norwegian Inter-bank Offering Rate, and is payable in monthly installments until its maturity date in July 2019. The interest rates were 8.9% and 9.1% at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the current and long-term amounts outstanding under this loan were $0.5 million and $8.4 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.3 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2003, the total outstanding balance on all credit facilities was $0.7 million at a weighted-average interest rate of 2.8%.

NOTE 8—CONTINGENCIES

        The Company is involved in certain claims and legal proceedings, including one patent dispute that arose in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One has filed its Answer and Counterclaim in response to the Complaint. Power-One has denied all infringement and all claims by Vicor for entitlement to damages or other relief. The Company continues to vigorously defend the matter, to deny all infringement, and to aggressively refute Vicor's projections of, and claims for, potential recoverable damages. A ruling on issues of patent claims construction, and on respective summary judgment motions of Vicor and Power-One, was issued January 2, 2003. The court denied both party's motions for summary judgment. Power-One considers the court's ruling on patent claims construction to be consistent with certain central positions advanced by Power-One regarding the products at issue. Trial proceedings are scheduled for July 2003 (regarding patent validity) and November 2003 (regarding patent infringement and damages).

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

NOTE 9—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

        During 2002, the Company announced an addition to its 2001 restructuring program and recorded pre-tax charges of $10.7 million in accordance with EITF 94-3 related to the restructuring of the Company's operations.

Restructuring Costs

        The restructuring included a worldwide workforce reduction, consolidation of excess facilities and write-off of fixed assets therein, contract termination charges, and other shutdown costs. The Company expects to pay most of the remaining restructuring liabilities during the remainder of 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007. A summary of the restructuring activity during the three-month period ending March 31, 2003 is as follows:

	Restructuring Liabilities at December 31, 2002	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at March 31, 2003
Worldwide workforce reduction	$2.4	$—	$1.3	$1.1
Facilities closure	5.9	—	1.1	4.8

Total Restructuring Costs	$8.3	$—	$2.4	$5.9

        A summary of the restructuring costs and activity during the three-month period ending March 31, 2002 is as follows:

	Restructuring Liabilities at December 31, 2001	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at March 31, 2002
Worldwide workforce reduction	$1.4	$0.3	$0.4	$1.3
Facilities closure	4.1	(0.1)	0.6	3.4
Contract termination costs	0.1	—	0.1	—

	$5.6	$0.2	$1.1	$4.7

NOTE 10. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Based on warranty repair costs and the rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the quarter ended March 31, 2003 is presented below, in millions:

March 31, 2003
Beginning balance	$3.8
Charges and costs accrued	0.3
Acquired balance	—
Less repair costs incurred	(0.5)
Change due to foreign currency	—

Ending balance	$3.6

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        We have three primary divisions: Compact Advanced Power Solutions ("CAPS"), Energy Solutions ("ES") and Silicon Power Systems ("SPS"). CAPS consists of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in January 1999 and of Melcher in August 1998. ES represents the combination of our HC Power and Powec acquisitions in February and May of 2000, respectively. SPS is a new division that is engaged in developing next-generation silicon-based DC/DC technology. In February 2003 we acquired di/dt Inc., a technology leader in the DC/DC space. di/dt currently operates as a stand-alone division.

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications gear. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. Our SPS division, whose first product was introduced in April 2003, is designing a family of innovative silicon-based products in the DC/DC space. All products are sold under the Power-One brand name by our sales force. di/dt is engaged in the design, manufacture and sale of DC/DC power conversion products for multiple industries, although most products are geared toward the communications infrastructure and technology markets. Currently, certain di/dt products are sold under the di/dt brand name.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

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

        We review the carrying value of goodwill using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

        Restructuring Costs—Through December 31, 2002, we recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs related to the downsizing of our operations and consisted of specific charges that we had incurred and were to incur with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties and other shutdown costs. Effective January 1, 2003, we began recording restructuring charges, if any, in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

        Deferred Income Tax Asset Valuation Allowance—We record a deferred income tax asset in jurisdictions where we generate a loss for income tax purposes. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred income tax assets may not be realized in the foreseeable future.

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we generally compare the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may be modified depending on product lifecycles and local circumstances. On-hand quantities greater than projected usages are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

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

        Recent Pronouncements and Accounting Changes—In June 2002, the FASB issued SFAS 146, which nullifies EITF Issue No. 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. We adopted SFAS 146 effective January 1, 2003.

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

Results of Operations

        General.    The discussion of our results below includes the expense associated with the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 ("the Plan"). The Plan period began in October 2001 and continued through January 2003. The Plan was established as a means of motivating and retaining our employees during the current industry downturn. Under the terms of the Plan, employees voluntarily elected to defer up to 50% of their base salary in exchange for our common stock at a predetermined price. We matched these shares at 100% at the end of the Plan period. Below is a summary of compensation expense and related payroll taxes recognized in our financial results associated with our match portion of the Plan. Amounts are pre-tax and in millions:

	Three Months Ended March 31,
	2003	2002
Cost of goods sold	$0.1	$0.2
Selling	—	0.2
Administrative	0.2	0.8
Engineering and quality assurance	0.2	0.6

	$0.5	$1.8

        Net Sales.    Net sales increased $7.9 million, or 16.4%, to $56.3 million for the quarter ended March 31, 2003 from $48.4 million for the same quarter in 2002. The increase in net sales was attributable to relative strength across all product lines, particularly those related to the communications sector. Fiscal year 2002 was characterized by an unprecedented downturn in the communications infrastructure marketplace, which has continued through 2003. However, sales have improved since the first quarter of 2002 as customers have utilized their excess inventory and are now ordering product at levels that reflect their current needs.

        Net sales to OEMs for the quarter ended March 31, 2003 were $36.7 million, or 65.2% of net sales, compared to $36.2 million, or 74.8% of net sales, for the same period in 2002. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended March 31, 2003, with $7.3 million, or 12.9% of net sales. Net sales through distributors were $11.5 million, or 20.4% of net sales, in the quarter ended March 31, 2003, compared with $7.6 million, or 15.7% of net sales, for the same period in 2002. Net sales to service providers in the quarter ended March 31, 2003 were $8.1 million, or 14.4% of net sales, compared with $4.6 million, or 9.5% of net sales, for the same period in 2002.

        Net sales by markets were as follows:

	Quarter Ended March 31,
	2003	2002
Communications	59.9%	62.9%
Industrial	16.9%	16.4%
Transportation	8.8%	5.5%
ATE/Semiconductor test equipment	5.3%	4.8%
Computer and Retail	3.4%	3.3%
Medical	2.7%	4.1%
Other	3.0%	3.0%

Total	100.0%	100.0%

        The Company's combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

	Quarter Ended
Backlog and bookings (in millions)	March 31, 2003	December 31, 2002
Combined 180-day backlog	$39.9	$32.8
Combined 90-day backlog	$36.1	$29.2
Quarterly bookings	$60.7	$53.6
Book-to-bill ratio	1.08	0.81

        The increase in backlog at March 31, 2003 from the prior quarter was due to strength in booking activities among all product lines. Our bookings and backlog were not impacted by new Vendor Managed Inventory ("VMI") programs during the first quarter of 2003. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic "signal" or an order placed to ship the goods. and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We are planning to bring additional VMI programs on-line in the future, which will result in higher turns business and a lower backlog. As such, we believe that backlog will continue to be a less reliable indicator of future results over time.

        Gross Profit.    Gross profit for the quarter ended March 31, 2003 was $21.4 million compared with gross profit of $12.6 million in the comparable period in 2002. As a percentage of net sales, gross profit percentage increased to 38.0% for the first quarter of 2003 from 26.0% for the same period in 2002. The improvement in gross profit and gross profit percentage is primarily due to two factors. First, we benefited from the restructuring actions implemented during 2002, when we consolidated our manufacturing locations and relocated much of our manufacturing activity to lower cost locations, including to contract manufacturers. Secondly, we experienced favorable overhead absorption as a result of the sales increase between the comparable periods.

        During the quarter ended March 31, 2003, we sold approximately $0.3 million of raw materials with an associated cost of approximately $0.1 million, which favorably impacted our gross margin by less than 1%. During the quarter ended March 31, 2002, we sold approximately $0.9 million of raw materials with an associated cost of approximately $1.6 million, which negatively impacted our gross margin by approximately 1.8%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $1.1 million, or 7.9%, to $15.0 million for the quarter ended March 31, 2003 from $13.9 million for the same period in 2002. As a percentage of net sales, selling, general and administrative expense decreased to 26.6% for the quarter ended March 31, 2003 from 28.7% for the same period in 2002.

        Selling expense decreased $0.1 million, or 2.0%, to $6.0 million for the quarter ended March 31, 2003 from $6.1 million for the same period in 2002. This decrease is primarily due to the mix of sales between commission-earning accounts and house accounts, which are not commission-based, as well as a reduction in our sales force during 2002. Administrative expense increased $1.2 million, or 15.7%, to $9.0 million for the quarter ended March 31, 2003 from $7.8 million for the same period in 2002. The increase in administrative expense was primarily due to costs associated with our new Silicon Power Systems division, as well as administrative expenses at di/dt.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $0.8 million, or 9.5%, to $9.1 million for the quarter ended March 31, 2003 from $8.3 million for same period in 2002. As a percentage of net sales, engineering and quality assurance expense decreased to 16.1% for the quarter ended March 31, 2003 from 17.1% for the same period in 2002. The increase in engineering and quality assurance expenses was primarily due to higher R&D costs associated with our new silicon-based product family.

        Amortization of Intangible Asset.    Amortization of intangible assets decreased $0.7 million, or 48.6%, to $0.8 million for the quarter ended March 31, 2003 from $1.5 million for the same period in 2002. The decrease in amortization expense was primarily due to the write-off in 2002 of approximately $23.4 million of other intangible assets associated with the acquisition of Powec in 2000. During the third quarter of 2002, we performed impairment tests of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded an impairment charge to write off approximately $23.4 million in other intangible assets. Amortization expense associated with these intangibles assets for the quarter ended March 31, 2002 was approximately $0.8 million.

        Restructuring Charge.    During the quarter ended March 31, 2002, we recorded pre-tax restructuring charges of approximately $0.2 million in accordance with EITF 94-3, primarily related to severance payments for a reduction in headcount. These represent incremental charges associated with the restructuring plan we announced during 2001, during which we recorded $25.1 million in restructuring charges. There were no restructuring charges during the quarter ended March 31, 2003.

        Loss from Operations.    As a result of the items above, loss from operations improved $7.8 million to an operating loss of $3.5 million for the quarter ended March 31, 2003 from an operating loss of $11.3 million for the same period in 2002.

        Interest Income (Expense), Net.    Net interest income was $0.3 million for the quarter ended March 31, 2003, which is flat compared with net interest income of $0.3 million for the same period in 2002. Although our cash balance increased between these periods, interest income was flat due to an overall reduction in the rate of return earned on our cash and cash equivalents.

        Other Income (Expense), Net.    Net other income was $1.0 million for the quarter ended March 31, 2003, an increase of $1.2 million from net other expense of $0.2 million for the same period in 2002. This increase is primarily due to foreign currency gains and losses, as well as a $0.2 million gain on the sale of our building in Boston, Massachusetts.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $1.0 million for the quarter ended March 31, 2003 compared to the benefit for income taxes of $4.0 million for the same period in 2002. The income tax benefit during the first quarter of 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million, which was recorded as a credit to income tax expense. Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred tax assets may not be realized in the immediate future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no NOL carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $3.7 million, or 3.5%, to $103.4 million at March 31, 2003 from $107.1 million at December 31, 2002. Our primary source of cash in the first three months of 2003 was net cash proceeds of $4.7 million from the sale of our Boston building. Our primary uses of cash in the first three months of 2003 consisted of $5.2 million used in operating activities, $1.5 million related to our purchase of di/dt and $1.5 million for the acquisition of property and equipment.

        Cash used in operating activities of $5.2 million included $2.6 million related to taxes payable upon conclusion of our 2001 Deferred Compensation Plan in January. We elected to pay these taxes in cash in lieu of issuing shares. Cash used in operating activities also included decreases in accrued expenses and accounts receivable, net, of $10.3 million and $5.7 million, respectively. In addition, cash used in operating activities also included approximately $2.4 million of cash payments relating to the Company's restructuring program.

        We have a long-term property loan with a bank in Norway totaling approximately $8.9 million. The loan was for the purchase of a subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest, 8.9% at March 31, 2003, based on the Norwegian Inter-Bank Offering Rate, a rate similar to the London Inter-Bank Offering Rate or LIBOR, and is payable in monthly installments until its maturity in July 2019. At March 31, 2003, the current and long-term amounts outstanding under this loan were $0.5 million and $8.4 million, respectively.

        In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.3 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2003, the total outstanding balance on all credit facilities was $0.7 million at a weighted-average interest rate of 2.8%.

        We currently anticipate that our total capital expenditures for 2003 will be in the range of $7 to $10 million, of which $1.5 million was incurred during the first quarter of 2003. These capital expenditures relate primarily to our implementation of Oracle financial database software company-wide, manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Other Related Events.    The U.S. economy entered a period of contraction during 2001, and the communications infrastructure industry in particular has been experiencing a severe downturn. We are not certain how long and to what extent the economy or various sectors will experience contraction. While we have seen some improvements in our business fundamentals during 2002 and the first quarter of 2003, there can be no assurance that this will continue through the balance of 2003.

        We initiated various cost containment measures to mitigate the negative effect of these trends, which has resulted in significant restructuring and asset impairment charges, as well as inventory write-downs during 2002. We continue working to identify cost reduction opportunities relative to current market conditions, and may record additional restructuring charges in the future. We expect to realize ongoing cost savings primarily through the closures and consolidation of certain manufacturing, research and development, and administrative facilities as well as through reductions in headcount. While we anticipate that the bulk of the cost savings related to our most recent restructuring will be fully realized in 2003, there can be no assurance that these measures will be sufficient to fully offset or mitigate negative market and business trends.

        In April 2003, we announced a new division within the Company, Silicon Power Systems (SPS). The SPS division, which released its first product to the marketplace in April 2003, is primarily engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC products. Although we have spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, there can be no assurance that the resulting technology will be successful or that we will recoup investment in this technology through sales of new products.

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

        Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have contingent purchase price increases related to past acquisitions. Under terms of the acquisition agreements, we may be obligated to make payments to certain former shareholders of acquired companies related to future financial performance. The maximum additional amount that may be incurred in 2003 through 2004 under the earnout agreements is $2.3 million in cash and up to 0.8 million shares of Power-One common stock. No earnout provisions extend beyond the year ended December 31, 2004.

        Related Parties.    We maintain minority ownership in a number of equity investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing some of our excess SMT manufacturing equipment and a note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $1.2 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the equity investment in the contract manufacturer is accounted for under the cost method since we do not have significant influence on the contract manufacturer and own approximately 10% of the common equity.

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

        O'Melveny & Myers LLP ("OMM") provides general legal services to us. A former OMM partner (now retired and of counsel to the firm) has been a member of our Board of Directors since 2000. OMM's legal services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        Stephens, Inc. is a significant stockholder and provides financial advisory services to us. An officer of Stephens is also a director of the Company. Stephens' financial advisory services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $6.3 million in Power-One common stock with up to an additional 0.8 million shares of common stock payable as earnout to the former di/dt shareholders. We held a note receivable from and a minority equity investment in di/dt prior to the acquisition. Additionally, we held an exclusive license from di/dt for certain current, as well as prospective products of di/dt, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

        Interest Rate Impact on Liquidity.    Most of our borrowings are at variable market-based interest rates, and a significant fluctuation in interest rates could cause an increase in our interest expense. However, the current level of borrowings is not material to our consolidated financial position, and we believe that interest rate volatility would not have a material impact on our liquidity.

        Summary of Contractual Obligations and Commitments. A summary of our future contractual payments related to debt and lease obligations is as follows (in millions):

Year Ending December 31,	Total Debt	Operating Leases	Total
2003 (nine months)	$1.1	$5.3	$6.4
2004	0.5	6.3	6.8
2005	0.5	5.1	5.6
2006	0.6	3.8	4.4
2007	0.6	2.6	3.2
2008 and thereafter	6.3	6.1	12.4

Total	$9.6	$29.2	$38.8

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our business result primarily from changes in foreign currency exchange and interest rates. These exposures result from our operations in Europe and Asia as well as financial debt instruments, which arise from transactions entered into during the normal course of business. We may enter into derivative financial instrument transactions, such as forwards or swaps, in order to manage or reduce our exposure to foreign currency exchange and interest rate changes. Under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes.

        Foreign Currency. A significant portion of our business operations is conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our subsidiaries' functional currencies. Historically, we have not actively engaged in substantial exchange rate hedging activities, and as of March 31, 2003, we had not entered into any foreign exchange contracts.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at March 31, 2003, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF) or Norwegian Kroner (NOK). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates.

However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(In millions, except percentages)
Credit Facilities
Fixed Rate (CHF 1.0)	$0.7	—	—	—	—	—	$0.7	$0.7
Average Interest Rate	2.8%						2.8%
Long-term Debt:
Variable Rate (NOK 65.4)	$0.4	$0.5	$0.5	$0.6	$0.6	$6.3	$8.9	$8.9
Average Interest Rate	8.9%	8.9%	8.9%	8.9%	8.9%	8.9%	8.9%

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

FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains certain statements which constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. The words "may," "will," "expect," "anticipate," "believe," "expect," "continue," and similar expressions are intended to identify forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially from those indicated by such forward-looking statements. For a detailed description of such factors, see Risk Factors in the Company's Form 10-K for the year ended December 31, 2002.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

        (a)    Exhibits

          None.

        (b)    Reports on Form 8-K

          None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003	POWER-ONE, INC.
	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President—Finance, Treasurer and Chief Financial Officer

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ STEVEN J. GOLDMAN Steven J. Goldman Senior Vice President—Finance, Chairman and Chief Executive Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1—Consolidated Financial Statements
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Disclosure Controls and Procedures.
PART II—OTHER INFORMATION
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURE