Form 10-Q
period 2003-06-30
POWER ONE INC
filed 2003-08-13
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

        As of August 8, 2003, 83,071,061 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET SALES	$69,335	$56,187	$125,656	$104,586
COST OF GOODS SOLD	43,878	40,520	78,820	76,313

GROSS PROFIT	25,457	15,667	46,836	28,273
EXPENSES:
Selling, general and administrative	16,001	15,327	30,995	29,226
Engineering and quality assurance	10,251	9,304	19,339	17,604
Amortization of intangible assets	920	1,586	1,697	3,099
Restructuring costs	—	—	—	182

Total expenses	27,172	26,217	52,031	50,111

LOSS FROM OPERATIONS	(1,715)	(10,550)	(5,195)	(21,838)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	465	629	1,007	1,224
Interest expense	(312)	(328)	(550)	(640)
Other income, net	1,086	414	2,135	202

Total interest and other income, net	1,239	715	2,592	786

LOSS BEFORE INCOME TAX	(476)	(9,835)	(2,603)	(21,052)
PROVISION (BENEFIT) FOR INCOME TAXES	652	476	1,647	(3,494)

NET LOSS	$(1,128)	$(10,311)	$(4,250)	$(17,558)

BASIC & DILUTED LOSS PER SHARE	$(0.01)	$(0.13)	$(0.05)	$(0.22)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	82,523	80,124	82,072	79,765

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,162	$107,109
Accounts receivable:
Trade, less allowance for doubtful accounts: $6,759 at June 30, 2003; $6,559 at December 31, 2002	51,875	49,395
Other	7,627	7,379
Notes Receivable	3,524	3,000
Inventories	47,503	48,751
Prepaid expenses and other current assets	5,250	6,648

Total current assets	216,941	222,282
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $49,821 at June 30, 2003; $43,029 at December 31, 2002	60,232	59,436
PROPERTY & EQUIPMENT HELD FOR SALE	4,610	7,573
GOODWILL, net	28,020	23,990
OTHER INTANGIBLE ASSETS, net	29,617	26,948
NOTES RECEIVABLE	670	4,485
OTHER ASSETS	11,273	16,149

TOTAL	$351,363	$360,863

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$1,480	$717
Current portion of long-term debt	552	572
Accounts payable	31,554	27,015
Restructuring reserve	4,753	8,252
Deferred income taxes	1,698	1,773
Other accrued expenses	20,841	33,630

Total current liabilities	60,878	71,959
LONG-TERM DEBT, less current portion	8,328	8,908
DEFERRED INCOME TAXES	65	61
OTHER LIABILITIES	453	797
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 82,808 and 79,999 shares issued and outstanding June 30, 2003 and December 31, 2002, respectively, net of 100 treasury shares	83	80
Additional paid-in-capital	593,027	586,038
Deferred stock compensation	(879)	—
Accumulated other comprehensive income	19,052	18,414
Accumulated deficit	(329,644)	(325,394)

Total stockholders' equity	281,639	279,138

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$351,363	$360,863

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,250)	$(17,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,073	11,283
Tax obligation associated with the deferred compensation plan	(2,588)	—
Stock compensation	786	5,642
Net (gain) loss on disposal of property and equipment	(125)	123
Deferred income taxes	(60)	(315)
Exchange Gain	(1,037)	(858)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,421)	5,169
Notes receivable	3,291	2,510
Inventories	3,138	9,893
Prepaid expenses and other current assets	1,514	4,346
Accounts payable	3,883	2,346
Accrued expenses	(13,295)	(265)
Restructuring reserve	(3,526)	(1,647)
Other liabilities	(362)	405

Net cash provided by (used in) operating activities	(5,979)	21,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in di/dt, net of cash acquired	(1,131)	—
Acquisition of property & equipment	(3,715)	(2,319)
Proceeds from sale of property & equipment and property & equipment held-for-sale	4,702	102
Other assets	(521)	107

Net cash used in investing activities	(665)	(2,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	738	855
Repayments of borrowings on bank credit facilities	—	(1,459)
Bank overdraft	(11)	(727)
Repayments of long-term debt	(409)	(1,043)
Issuance of common stock, net	592	5,005

Net cash provided by financing activities	910	2,631

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(213)	650

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,947)	22,245
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,109	79,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,162	$101,916

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for
Interest	$493	$686
Income taxes	$856	$(10,265)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On February 14, 2003, the Company acquired all the capital stock of di/dt, Inc. for approximately 1.4 million shares of the Company's common stock, $1.4 million in cash, plus $0.1 million in acquisition costs.

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$7,516
Fair value of goodwill and product technology	7,530
Cash paid for di/dt's capital stock	(1,507)
Prior investment in di/dt	(5,074)
Fair value of stock issued for di/dt's capital stock	(7,325)

Liabilities assumed	$1,140

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
NET LOSS	$(1,128)	$(10,311)	$(4,250)	$(17,558)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	520	18,010	638	19,850

COMPREHENSIVE INCOME (LOSS)	$(608)	$7,699	$(3,612)	$2,292

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.'s ("the Company") Form 10-K for the year ended December 31, 2002.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and six- month periods ended June 29, 2003 as June 30, 2003. The Sunday nearest to June 30, 2002 coincided with June 30, 2002.

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

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, impairment costs, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101).

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents.

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is established using the specific identification method.

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly. To calculate the write-down amount, the Company compares the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may vary depending on product lifecycles and circumstances in local markets. On-hand quantities greater than projected usages are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written down. Additionally, reserves for non-cancelable open purchase orders for parts the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

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

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher AG in 1998, of IPD in 1999, and of di/dt, Inc. in 2003, which have been allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets other than goodwill using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

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

        Restructuring Costs—Through December 31, 2002, the Company recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred and were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Effective January 1, 2003, the Company records restructuring charges in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

        Additionally, the Company's subsidiary Power-One Limited operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from this or any other overseas subsidiaries, as there is no intent to remit any future earnings.

        The Company's operations in Mexico, which were closed at the end of 2002, have been subject to various income and corporate taxes on earnings generated in Mexico under the Maquiladora Program.

        Deferred Income Tax Asset Valuation Allowance—The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. The Company also records a valuation allowance against these deferred income tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statements of Operations that have been made at fair market value.

        SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the "disclosure only" alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," the pro forma disclosure required is shown below (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(1.1)	$(10.3)	$(4.3)	$(17.6)
Add: Stock-based employee compensation expense included in reported net loss	0.1	—	0.2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(5.6)	(6.0)	(11.3)	(11.9)

Pro forma net loss	$(6.6)	$(16.3)	$(15.4)	$(29.5)

Loss per share:
Basic and Diluted-as reported	$(0.01)	$(0.13)	$(0.05)	$(0.22)
Basic and Diluted-pro forma	$(0.08)	$(0.20)	$(0.19)	$(0.37)

        The pro forma amounts for the three- and six- month periods ended June 30, 2003 and 2002 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in the three- and six- month periods ended June 30, 2003: risk-free interest rate of 3.3% and 3.4%, respectively; expected volatility of 52.2% and 70.5%, respectively; an expected option life of 6.0 and 5.9 years, respectively; and no expected dividends for each of the periods. The following assumptions were used in the three- and six- month periods ended June 30, 2002: risk-free interest rate of 4.8% and 4.9%, respectively; expected volatility of 73.6% and 70.0%, respectively; an expected option life of 5.8 years for each of the periods; and no expected dividends for each of the periods. The aggregate fair value of stock options granted were $0.9 million and $1.8 million in the three-month periods ended June 30, 2003 and 2002, respectively, and $16.0 million and $2.2 million in the six-month periods ended June 30, 2003 and 2002, respectively.

        In January 2003, the Company granted 0.2 million restricted shares with a market value of $1.1 million to certain key employees. These shares vest ratably over eight quarters. The unamortized stock compensation expense is recorded on the balance sheet as deferred stock compensation.

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

        Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. The Company did not hold any derivative financial instruments during 2003 and 2002.

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia; periodically monitors its exposure to credit losses; and maintains allowances for anticipated losses. Cisco Systems was the only customer to exceed 10% of net sales in the quarter and six-months ended June 30, 2003.

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

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information". The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole. Although there are different divisions within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 that must be met to combine segments. The Company's products are all power conversion products primarily geared toward the communication industry, and the sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. Generally, the same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and products are distributed through common channels and distributor networks.

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

        The purchase price for di/dt was approximately $12.9 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million; and $1.5 million in cash acquisition costs and bridge funding to di/dt. The Company also agreed to pay up to an additional 1.0 million shares of Company's common stock as earn-out to former di/dt shareholders, of which 0.2 million and 0.1 million shares were distributed in May 2003 and July 2003, respectively. The earn-out is payable in varying installments through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. In addition, the Company has granted a cash bonus of approximately $1.0 million to the original founders of di/dt, half of which was paid upon close of the acquisition in February 2003. The other half will be paid in August 2003 contingent upon their continued employment with the Company.

        The acquisition was accounted for using the purchase method of accounting, and the purchase price allocation is preliminary. The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the three- and six- month periods ended June 30, 2003, include three and four months of di/dt's operations, respectively. No pro forma information is included herein, as di/dt is not material to the Company's financial position or operations.

        Prior to the acquisition, the Company held an exclusive license from di/dt for certain current, as well as prospective new products of di/dt, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	June 30, 2003	December 31, 2002
Raw materials	$24.9	$33.4
Subassemblies-in-process	8.2	5.9
Finished goods	14.4	9.5

	$47.5	$48.8

NOTE 5—LOSS PER SHARE

        Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period, while diluted earnings per share also include the dilutive effect of stock options.

        Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and Diluted loss per share:
Net loss	$(1.1)	$(10.3)	$(4.3)	$(17.6)
Basic and Diluted weighted average shares outstanding	82.5	80.1	82.1	79.8

Basic and Diluted loss per share	$(0.01)	$(0.13)	$(0.05)	$(0.22)

        The dilutive effect of stock options outstanding at June 30, 2003 and 2002 was not included in the calculation of diluted loss per share for the three-and six-month periods ended June 30, 2003 and 2002 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 1.7 million and 2.2 million for the three-month periods ended June 30,

2003 and 2002, respectively, and 2.2 million and 2.4 million for the six-month periods ended June 30, 2003 and 2002, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	June 30, 2003
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$33.2	$5.2	$28.0
Trade name	16.6	5.2	11.4

Subtotal	49.8	10.4	39.4
Amortizable intangibles
Product technology	24.4	12.3	12.1	9
Other	10.3	4.2	6.1	15

Subtotal	34.7	16.5	18.2

Total	$84.5	$26.9	$57.6

	December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$29.1	$5.1	$24.0
Trade name	16.6	5.2	11.4

Subtotal	45.7	10.3	35.4
Amortizable intangibles
Product technology	20.2	11.0	9.2	10
Other	10.0	3.7	6.3	15

Subtotal	30.2	14.7	15.5

Total	$75.9	$25.0	$50.9

        The changes in the carrying amount of goodwill for the six-months ended June 30, 2003 is as follows (in millions):

Beginning balance	$24.0
Goodwill acquired in di/dt acquisition	3.7
Changes due to foreign currency fluctuations	0.2

Ending balance	$27.9

        Estimated annual amortization expense for 2003 through 2007 is as follows, in millions:

Year Ending December 31,	Amortization Expense
2003	$3.5
2004	3.7
2005	3.5
2006	2.9
2007	2.8

Total	$16.4

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

NOTE 7—LONG TERM DEBT AND CREDIT FACILITY

        The Company has a long-term property loan with a bank in Norway totaling approximately $8.9 million. The loan was for the purchase of a Company subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the Norwegian Inter-bank Offering Rate, and is payable in monthly installments until its maturity date in July 2019. The interest rates were 8.7% and 9.1% at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the current and long-term amounts outstanding under this loan were $0.6 million and $8.3 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.4 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2003, the total outstanding balance on all credit facilities was $1.5 million at a weighted-average interest rate of 2.3%.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	June 30, 2003	December 31, 2002
Accrued bonuses	$2.0	$1.0
Accrued payroll and related expenses	4.8	4.7
Accrued warranties	3.2	3.8
Accrued supplier liabilities	2.1	12.4
Other accrued expenses	8.7	11.7

	$20.8	$33.6

NOTE 9.—CONTINGENCIES

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

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleges infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One filed its Answer and Counterclaim denying all infringement and all claims by Vicor for entitlement to damages or other relief. The Company has vigorously defended the matter, denying all infringement, and aggressively refuting Vicor's projections of, and claims for, potential recoverable damages. The trial court issued its ruling on patent claims construction, and on respective summary judgment motions of Vicor and Power-One, on January 2, 2003. The court's ruling was consistent with the Company's position, and supported the Company's assertion that its accused products do not infringe the patent. The court denied both party's motions for summary judgment.

        As a result of the January 2, 2003 ruling, by stipulation of Vicor and the Company (mutually agreed to for purposes of judicial efficiency and acceleration of appeal) judgment of non-infringement was entered in the Company's favor on June 20, 2003. Vicor has appealed this judgment, seeking appellate review of the January 2, 2003 claims construction ruling. Appellate proceedings are pending.

        As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisitions of Melcher AG and IPD. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in the respective escrow accounts.

NOTE 10—RESTRUCTURING COSTS

        During 2002, the Company recorded pre-tax charges of $10.7 million in accordance with EITF 94-3 related to the restructuring of the Company's operations.

Restructuring Costs

        The restructuring included a worldwide workforce reduction, consolidation of excess facilities and write-off of fixed assets therein, contract termination charges, and other shutdown costs. The Company expects to pay most of the remaining restructuring liabilities during the remainder of 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007. A summary of the restructuring activity during the six-month period ending June 30, 2003 is as follows:

	Restructuring Liabilities at December 31, 2002	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at June 30, 2003
Worldwide workforce reduction	$2.4	$—	$1.9	$0.5
Facilities closure	5.9	—	1.6	4.3

Total Restructuring Costs	$8.3	$—	$3.5	$4.8

        A summary of the restructuring costs and activity during the six-month period ending June 30, 2002 is as follows:

	Restructuring Liabilities at December 31, 2001	Current Period Restructuring Charges	Applications of Reserve	Restructuring Liabilities at June 30, 2002
Worldwide workforce reduction	$1.4	$0.3	$0.5	$1.2
Facilities closure	4.1	(0.1)	1.4	2.6
Contract termination costs	0.1	—	0.1	—

	$5.6	$0.2	$2.0	$3.8

NOTE 11. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the six-months ended June 30, 2003 and 2002 is presented below, in millions:

	Six Months Ended June 30,
	2003	2002
Balance, beginning of period	$3.8	$3.1
Charges and costs accrued	0.5	1.0
Less repair costs incurred	(1.1)	(0.7)

Balance, end of period	$3.2	$3.4

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

        We have four primary divisions: Compact Advanced Power Solutions ("CAPS"), Energy Solutions ("ES"), Silicon Power Systems ("SPS"), and di/dt. CAPS consists of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in 1999 and of Melcher in 1998. ES represents the combination of our HC Power and Powec acquisitions in 2000. SPS is a new division that is engaged in developing next-generation silicon-based DC/DC technology. In February 2003 we acquired di/dt Inc., a technology leader in the DC/DC space.

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications gear. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. Our SPS division, whose first product was introduced in April 2003, provides a family of innovative silicon-based products in the DC/DC space. di/dt is engaged in the design, manufacture and sale of DC/DC power conversion products for multiple industries, although most products are geared toward the communications infrastructure and technology markets. All products are sold under the Power-One brand name by our sales force.

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

        Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        Accounts Receivable and Allowance for Doubtful Accounts—The Allowance for Doubtful Accounts is established using the specific identification method.

        Inventories—Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly. To calculate the write-down amount, we compare the current on-hand quantities with the projected usages looking forward between 12 and 24 months. The methodology for forecasting usage may vary depending on product lifecycles and local circumstances. On-hand quantities greater than projected usages are put on the initial list of slow-moving and obsolete items. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written down. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets other than goodwill using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

        We review the carrying value of goodwill using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

        Restructuring Costs—Through December 31, 2002, we recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs related to the downsizing of our operations and consisted of specific charges that we had incurred and were to incur with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, certain contract termination penalties and other shutdown costs. Effective January 1, 2003, we record restructuring charges in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

        Deferred Income Tax Asset Valuation Allowance—We record a deferred income tax asset in jurisdictions where we generate a loss for income tax purposes. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, the deferred income tax assets will likely not be realized in the foreseeable future.

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

Results of Operations

        General.    The discussion of our results below includes the expense associated with the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 ("the Plan"). The Plan period began in October 2001 and continued through January 2003. The Plan was established as a means of motivating and retaining our employees during the industry downturn. Under the terms of the Plan, employees voluntarily elected to defer up to 50% of their base salary in exchange for our common stock at a predetermined price. We matched these shares at 100% at the end of the Plan period. Below is a summary of compensation expense and related payroll taxes recognized in our financial results associated with our match portion of the Plan. Amounts are pre-tax and in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of goods sold	$—	$0.2	$0.1	$0.4
Selling	—	0.2	—	0.5
Administrative	—	0.8	0.2	1.5
Engineering and quality assurance	—	0.6	0.2	1.2

	$—	$1.8	$0.5	$3.6

        Net Sales.    Net sales increased $21.1 million, or 20.1%, to $125.7 million for the six months ended June 30, 2003 from $104.6 million for the six months ended June 30, 2002. The increase was attributable to strength across all product lines. Fiscal year 2002 was characterized by an unprecedented downturn in the communications infrastructure marketplace, which continued into 2003. However, sales have improved since the first quarter of 2002 as customers have utilized their excess inventory and are now ordering product at levels that reflect their current needs.

        Net sales to OEMs for the six months ended June 30, 2003 were $84.4 million, or 67.1% of net sales, compared to $74.1 million, or 70.8% of net sales, for the same period in 2002. Cisco Systems was the only customer to exceed 10% of net sales in the six months ended June 30, 2003, with $17.8 million, or 14.2% of net sales. Net sales through distributors were $27.8 million, or 22.1% of net sales, in the six months ended June 30, 2003, compared with $18.2 million, or 17.4% of net sales, for the same period in 2002. Net sales to service providers in the six months ended June 30, 2003 were $13.5 million, or 10.8% of net sales, compared with $12.3 million, or 11.8% of net sales, for the same period in 2002.

        Net sales increased $13.1 million, or 23.4%, to $69.3 million for the quarter ended June 30, 2003 from $56.2 million for the same quarter in 2002. The increase in net sales was attributable to increased demand and growth from new products across all product lines.

        Net sales to OEMs for the quarter ended June 30, 2003 were $47.4 million, or 68.3% of net sales, compared to $37.9 million, or 67.5% of net sales, for the same period in 2002. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended June 30, 2003, with $10.5 million, or 15.2% of net sales. Net sales through distributors were $16.3 million, or 23.6% of net sales, in the quarter ended June 30, 2003, compared with $10.5 million, or 18.7% of net sales, for the same period in 2002. Net sales to service providers in the quarter ended June 30, 2003 were $5.6 million, or 8.1% of net sales, compared with $7.7 million, or 13.8% of net sales, for the same period in 2002.

        Net sales by markets were as follows:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2003	2002	2003	2002
Communications	61.7%	68.5%	61.0%	65.9%
Industrial	16.2%	14.9%	16.6%	15.8%
Transportation	7.3%	4.7%	7.9%	5.0%
ATE/Semiconductor test equipment	6.1%	4.3%	5.7%	4.5%
Computer and Retail	2.8%	2.7%	3.1%	3.0%
Medical	2.6%	2.6%	2.6%	3.3%
Other	3.3%	2.3%	3.1%	2.5%

Total	100.0%	100.0%	100.0%	100.0%

        The Company's combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings (in millions)	June 30, 2003	March 31, 2003	December 31, 2002
Combined 180-day backlog	$42.6	$39.9	$32.8
Combined 90-day backlog	$31.9	$36.1	$29.2
Quarterly bookings	$66.4	$60.7	$53.6
Quarterly book-to-bill ratio	0.96	1.08	0.81

        The increase in 180-day backlog at June 30, 2003 from the prior quarter was due to strength in booking activities among all product lines. Our bookings were not impacted by new Vendor Managed Inventory ("VMI") programs during 2003. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic "signal" or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We are planning to bring additional VMI programs on-line in the future, which are expected to result in higher turns business and a lower backlog. As such, we believe that backlog will continue to be a less reliable indicator of future results over time.

        Gross Profit.    Gross profit for the six-months ended June 30, 2003 was $46.8 million compared with gross profit of $28.3 million in the comparable period in 2002. As a percentage of net sales, gross profit percentage increased to 37.3% for the first six months of 2003 from 27.0% for the same period in 2002. Gross profit for the quarter ended June 30, 2003 was $25.5 million compared with gross profit of $15.7 million in the comparable period in 2002. As a percentage of net sales, gross profit percentage increased to 36.7% for the second quarter of 2003 from 27.9% for the same period in 2002. The improvement in gross profit and gross profit percentage is primarily due to two factors. First, we benefited from the restructuring actions implemented during 2002, when we consolidated our manufacturing locations and relocated much of our manufacturing activity to lower cost locations, including to contract manufacturers. Secondly, we experienced favorable overhead absorption as a result of the sales increase between the comparable periods.

        During the six-months ended June 30, 2003, we sold approximately $0.4 million of raw materials with an associated cost of approximately $0.3 million. During the six-months ended June 30, 2002, we sold approximately $1.3 million of raw materials with an associated cost of approximately $2.2 million, which negatively impacted our gross margin by approximately 1.3%. During the quarter ended June 30,

2003, we sold approximately $0.1 million of raw materials with an associated cost of approximately $0.1 million. During the quarter ended June 30, 2002, we sold approximately $0.4 million of raw materials with an associated cost of approximately $0.6 million, which negatively impacted our gross margin by less than 0.6%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $1.8 million, or 6.1%, to $31.0 million for the six-months ended June 30, 2003 from $29.2 million for the same period in 2002. As a percentage of net sales, selling, general and administrative expense decreased to 24.7% for the six-months ended June 30, 2003 from 27.9% for the same period in 2002.

        Selling expense remained consistent at $12.5 million for the six-months ended June 30, 2003 compared to the same period in 2002. Increases due to our acquisition of di/dt were offset by decreases related to the mix of sales between commission-earning accounts and house accounts, which are not commission-based, as well as a reduction in our sales force during 2002. Administrative expense increased $1.8 million, or 10.5%, to $18.5 million for the six-months ended June 30, 2003 from $16.7 million for the same period in 2002. The increase in administrative expense was primarily due to costs associated with our new Silicon Power Systems division, as well as administrative expenses at di/dt.

        Selling, general and administrative expense increased $0.7 million, or 4.4%, to $16.0 million for the quarter ended June 30, 2003 from $15.3 million for the same period in 2002. As a percentage of net sales, selling, general and administrative expense decreased to 23.1% for the quarter ended June 30, 2003 from 27.3% for the same period in 2002.

        Selling expense increased $0.1 million, or 2.1%, to $6.5 million for the quarter ended June 30, 2003 from $6.4 million for the same period in 2002. This increase is primarily due our acquisition of di/dt. Administrative expense increased $0.6 million, or 6.0%, to $9.5 million for the quarter ended June 30, 2003 from $8.9 million for the same period in 2002. The increase in administrative expense was primarily due to costs associated with our new Silicon Power Systems division, as well as administrative expenses at di/dt.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $1.7 million, or 9.9%, to $19.3 million for the six-months ended June 30, 2003 from $17.6 million for same period in 2002. As a percentage of net sales, engineering and quality assurance expense decreased to 15.4% for the six-months ended June 30, 2003 from 16.8% for the same period in 2002. Engineering and quality assurance expense increased $1.0 million, or 10.2%, to $10.3 million for the quarter ended June 30, 2003 from $9.3 million for same period in 2002. As a percentage of net sales, engineering and quality assurance expense decreased to 14.8% for the quarter ended June 30, 2003 from 16.6% for the same period in 2002. The increases in engineering and quality assurance expenses were primarily due to higher R&D costs associated with our new silicon-based product family, as well as engineering expenses at di/dt.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased $1.4 million, or 45.2%, to $1.7 million for the six-months ended June 30, 2003 from $3.1 million for the same period in 2002. Amortization of intangible assets decreased $0.7 million, or 42.0%, to $0.9 million for the quarter ended June 30, 2003 from $1.6 million for the same period in 2002. The decreases in amortization expense were primarily due to the write-off in 2002 of approximately $23.4 million of other intangible assets associated with the acquisition of Powec in 2000. During the third quarter of 2002, we performed impairment tests of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded an impairment charge to write off approximately $23.4 million in other intangible assets. Amortization expense associated with these intangibles assets for the three- and six-month periods ended June 30, 2002 was approximately $0.9 million and $1.7 million, respectively.

        Restructuring Costs.    During the six-months ended June 30, 2002, we recorded pre-tax restructuring charges of approximately $0.2 million in accordance with EITF 94-3, primarily related to severance payments for a reduction in headcount. These represent incremental charges associated with the restructuring plan we announced during 2001, during which we recorded $25.1 million in restructuring charges. There were no restructuring charges during the three- and six-months ended June 30, 2003.

        Loss from Operations.    As a result of the items above, loss from operations improved $16.6 million to an operating loss of $5.2 million for the six-months ended June 30, 2003 from an operating loss of $21.8 million for the same period in 2002. Loss from operations improved $8.9 million to an operating loss of $1.7 million for the quarter ended June 30, 2003 from an operating loss of $10.6 million for the same period in 2002. The decrease in operating loss is due to the combination of increased sales and the effect of cost reduction programs implemented by the Company during 2002.

        Interest Income (Expense), Net.    Net interest income was $0.5 million for the six-months ended June 30, 2003, a decrease of $0.1 million from net interest income of $0.6 million for the same period in 2002. Net interest income decreased $0.1 million to $0.2 million for the quarter ended June 30, 2003 from net interest income of $0.3 million for the same period in 2002. Although our cash balance increased between these periods, interest income was relatively flat due to an overall reduction in the rate of return earned on our cash and cash equivalents.

        Other Income (Expense), Net.    Net other income was $2.1 million for the six-months ended June 30, 2003, an increase of $1.9 million from net other income of $0.2 million for the same period in 2002. This increase is primarily due to net foreign currency gains, as well as a $0.2 million gain on the sale of our building in Boston, Massachusetts in the first quarter of 2003. Net other income increased $0.7 million to $1.1 million for the quarter ended June 30, 2003 from $0.4 million for the same period in 2002. This increase is primarily due to foreign currency gains as a result of the strengthening of currencies at our international locations, primarily the Norwegian Kroner and Swiss Franc.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $1.6 million for the six-months ended June 30, 2003 compared to the benefit for income taxes of $3.5 million for the same period in 2002. The income tax benefit during the first half of 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million, which was recorded as a credit to income tax expense.

        The provision for income taxes was $0.7 million for the quarter ended June 30, 2003 compared to the provision for income taxes of $0.5 million for the same period in 2002.

        Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred tax assets will likely not be realized in the immediate future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no NOL carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $5.9 million, or 5.6%, to $101.2 million at June 30, 2003 from $107.1 million at December 31, 2002. Our primary source of cash in the first six months of 2003 was net cash proceeds of $4.7 million from the sale of our Boston building. Our primary uses of cash in the first six months of 2003 consisted of $6.0 million used in operating activities, $3.7 million for the acquisition of property and equipment and $1.5 million related to our purchase of di/dt.

        Cash used in operating activities of $6.0 million included $2.6 million related to payroll taxes payable upon conclusion of our 2001 Deferred Compensation Plan in January. We elected to pay these taxes in cash in lieu of issuing shares. Cash used in operating activities also included a decrease in accrued expenses of $13.3 million. In addition, cash used in operating activities also included approximately $3.5 million of cash payments relating to the Company's restructuring program.

        We have a long-term property loan with a bank in Norway totaling approximately $8.9 million. The loan was for the purchase of a subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest, 8.7% at June 30, 2003, based on the Norwegian Inter-Bank Offering Rate, a rate similar to the London Inter-Bank Offering Rate or LIBOR, and is payable in monthly installments until its maturity in July 2019. At June 30, 2003, the current and long-term amounts outstanding under this loan were $0.6 million and $8.3 million, respectively.

        In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.4 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2003, the total outstanding balance on all credit facilities was $1.5 million at a weighted-average interest rate of 2.3%.

        We currently anticipate that our total capital expenditures for 2003 will be in the range of $7 to $10 million, of which $3.7 million was incurred during the first six months of 2003. These capital expenditures relate primarily to our implementation of Oracle financial database software company-wide, the purchase of manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Other Related Events.    The U.S. economy entered a period of contraction during 2001, and the communications infrastructure industry in particular has been experiencing a severe downturn. We initiated various cost containment measures to mitigate the negative effect of the downturn, which resulted in significant restructuring and asset impairment charges, as well as inventory write-downs during 2002. We continue working to identify cost reduction opportunities relative to current market conditions, and may record additional restructuring charges in the future. We expect to realize ongoing cost savings primarily as a result of the closures and consolidation of certain manufacturing, research and development, and administrative facilities and the reductions in headcount effected in 2001 and 2002. However, there can be no assurance that these measures will be sufficient to fully offset or mitigate any negative market and business trends.

        In April 2003, we announced a new division within the Company, Silicon Power Systems (SPS). The SPS division, which released its first product to the marketplace in April 2003, is primarily engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC products. Although we have spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, there can be no assurance that the resulting technology will be successful or that we will recover our investment in this technology through sales of new products.

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

        Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have contingent purchase price increases related to past acquisitions. Under terms of the acquisition agreements, we may be obligated to make payments to certain former shareholders of acquired companies related to future financial performance. The maximum additional amount that may be incurred in 2003 through 2004 under the earnout agreements is $2.3 million in cash and up to 0.7 million shares of Power-One common stock. No earnout provisions extend beyond the year ending December 31, 2004.

        Related Parties.    We maintain minority ownership in a number of equity investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing some of our excess SMT manufacturing equipment and a note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $1.2 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the investment in the contract manufacturer is accounted for under the cost method, since we do not have significant influence on the contract manufacturer and own approximately 10% of the common equity.

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

        In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $6.3 million in Power-One common stock with up to an additional 1.0 million shares of common stock payable as earnout to the former di/dt shareholders, of which 0.3 million shares were issued subsequent to the acquisition date. We held a note receivable from and a minority equity investment in di/dt prior to the acquisition. Additionally, we held an exclusive license from di/dt for certain current, as well as prospective products of di/dt, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

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

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to debt and lease obligations is as follows (in millions):

Year Ending December 31,	Total Debt	Operating Leases	Total
2003 (six months)	$1.8	$3.0	$4.8
2004	0.5	5.8	6.3
2005	0.6	5.0	5.6
2006	0.6	3.7	4.3
2007	0.6	3.1	3.7
2008 and thereafter	6.3	6.0	12.3

Total	$10.4	$26.6	$37.0

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

        Foreign Currency.    A significant portion of our business operations is conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our subsidiaries' functional currencies. Historically, we have not actively engaged in substantial exchange rate hedging activities, and as of June 30, 2003, we had not entered into any foreign exchange contracts.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at June 30, 2003, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF) or Norwegian Kroner (NOK). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(In millions, except percentages)
Credit Facilities
Fixed Rate (CHF 2.0)	$1.5	—	—	—	—	—	$1.5	$1.5
Average Interest Rate	2.3%						2.3%
Long-term Debt:
Variable Rate (NOK 64.4)	$0.3	$0.5	$0.6	$0.6	$0.6	$6.3	$8.9	$8.9
Average Interest Rate	8.7%	8.7%	8.7%	8.7%	8.7%	8.7%	8.7%

Item 4—Disclosure Controls and Procedures.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as of the period covered by this report. As of June 30, 2003, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "may," "will," "expect," "anticipate," "believe," "continue," "plan," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2002. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 4—Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on May 13, 2003 in Westlake Village, California. The matters submitted for a vote and the related election results are as follows:

  (a)
  To elect two nominees to serve as Class I directors of the Company for three-year terms or until respective successors are elected and qualified. The results of the vote taken were as follows:

	For	Withheld
Steven J. Goldman	57,851,222	16,726,952
Jay Walters	70,954,937	3,623,237
  (b)
  To ratify the appointment of Deloitte & Touche LLP as the Company's independent public auditors for the fiscal year 2003. The result of the vote taken was as follows:

For	Against	Abstain
72,755,412	1,419,065	464,698

        The Class II and Class III directors continuing to serve on the Company's Board of Directors consist of Dr. Hanspeter Brändli, Mr. Kendall R. Bishop, Mr. Jon E.M. Jacoby and Mr. Mark Melliar-Smith.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    On April 24, 2003, the Company filed a current report on Form 8-K announcing first quarter financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2003	POWER-ONE, INC.

	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1—Consolidated Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Disclosure Controls and Procedures.
PART II—OTHER INFORMATION
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits and Reports on Form 8-K