Form 10-Q
period 2003-09-30
POWER ONE INC
filed 2003-11-12
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

        As of November 10, 2003, 83,267,778 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET SALES	$63,659	$60,044	$189,315	$164,630
COST OF GOODS SOLD	40,452	116,952	119,272	193,265

GROSS PROFIT (LOSS)	23,207	(56,908)	70,043	(28,635)
EXPENSES:
Selling, general and administrative	15,534	16,603	46,529	45,829
Engineering and quality assurance	10,564	9,033	29,903	26,637
Amortization of intangible assets	965	1,348	2,662	4,447
Restructuring costs	—	11,412	—	11,594
Asset impairment	—	42,253	—	42,253
Impairment of goodwill	—	67,587	—	67,587

Total expenses	27,063	148,236	79,094	198,347

LOSS FROM OPERATIONS	(3,856)	(205,144)	(9,051)	(226,982)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	335	746	1,342	1,970
Interest expense	(215)	(323)	(765)	(963)
Other income (expense), net	(140)	(699)	1,995	(497)

Total interest and other income (expense), net	(20)	(276)	2,572	510

LOSS BEFORE INCOME TAXES	(3,876)	(205,420)	(6,479)	(226,472)
PROVISION (BENEFIT) FOR INCOME TAXES	(291)	(6,890)	1,356	(10,384)

NET LOSS	$(3,585)	$(198,530)	$(7,835)	$(216,088)

BASIC & DILUTED LOSS PER SHARE	$(0.04)	$(2.45)	$(0.10)	$(2.70)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	82,879	80,878	82,342	80,136

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,394	$107,109
Accounts receivable:
Trade, less allowance for doubtful accounts: $6,192 at September 30, 2003; $6,559 at December 31, 2002	53,266	49,395
Other	7,656	7,379
Notes receivable	2,403	3,000
Inventories	48,032	48,751
Prepaid expenses and other current assets	3,891	6,648

Total current assets	213,642	222,282
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $53,020 at September 30, 2003; $43,029 at December 31, 2002	58,956	59,436
PROPERTY & EQUIPMENT HELD FOR SALE	4,517	7,573
GOODWILL, net	28,418	23,990
OTHER INTANGIBLE ASSETS, net	28,971	26,948
NOTES RECEIVABLE	—	4,485
OTHER ASSETS	11,399	16,149

TOTAL	$345,903	$360,863

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and current portion of long-term debt	$2,056	$1,289
Accounts payable	28,201	27,015
Restructuring reserve	3,819	8,252
Other accrued expenses and current liabilities	22,326	35,403

Total current liabilities	56,402	71,959
LONG-TERM DEBT, less current portion	8,419	8,908
OTHER LIABILITIES	516	858
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 83,180 and 79,999 shares issued and outstanding September 30, 2003 and December 31, 2002, respectively, net of 100 treasury shares	83	80
Additional paid-in-capital	594,877	586,038
Deferred stock compensation	(854)	—
Accumulated other comprehensive income	19,689	18,414
Accumulated deficit	(333,229)	(325,394)

Total stockholders' equity	280,566	279,138

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$345,903	$360,863

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,835)	$(216,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,309	16,635
Tax obligation associated with the deferred compensation plan	(2,588)	—
Stock compensation	956	8,494
Exchange gain	(900)	(838)
Deferred income taxes	(181)	(6,692)
Net loss on disposal of property and equipment	11	432
Goodwill impairment	—	67,587
Asset impairment(a)	—	44,770
Inventory write-off	—	73,029
Changes in operating assets and liabilities:
Accounts receivable, net	(2,543)	6,217
Notes receivable	5,082	4,295
Inventories	2,649	14,787
Prepaid expenses and other current assets	2,881	6,303
Accounts payable	319	3,326
Accrued expenses	(13,542)	1,065
Restructuring reserve	(4,461)	5,729
Other liabilities	(375)	386

Net cash provided by (used in) operating activities	(8,218)	29,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in di/dt, net of cash acquired	(591)	—
Acquisition of property & equipment	(5,090)	(5,021)
Proceeds from sale of property & equipment and property & equipment held-for-sale	4,749	97
Technology investment	—	(2,000)
Other assets	(895)	531

Net cash used in investing activities	(1,827)	(6,393)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	735	1,236
Repayments of borrowings on bank credit facilities	—	(2,757)
Bank overdraft	(11)	(555)
Repayments of long-term debt	(562)	(1,396)
Issuance of common stock, net	1,409	5,055

Net cash provided by financing activities	1,571	1,583

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(241)	1,273

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,715)	25,900
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,109	79,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	98,394	$105,571

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for
Interest	$626	$1,200
Income taxes	$651	($11,558)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On February 14, 2003, the Company acquired all the capital stock of di/dt, Inc. for approximately 1.4 million shares of the Company's common stock, $0.9 million in cash, plus $0.1 million in acquisition costs.

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$7,516
Fair value of goodwill and product technology	6,001
Cash paid for di/dt's capital stock	(966)
Prior investment in di/dt	(5,074)
Fair value of stock issued for di/dt's capital stock	(6,337)

Liabilities assumed	$1,140

(a)
The asset impairment charge of $44,770 included in the Consolidated Statement of Cash Flows for the 9 months ended September 30, 2002 included $23,444 for the impairment of identifiable intangibles in accordance with SFAS No. 144, $18,809 for the impairment of property and equipment calculated in accordance with SFAS No. 144 and $2,517 for the fixed asset portion of the period's restructuring charge.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
NET LOSS	$(3,585)	$(198,530)	$(7,835)	$(216,088)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	637	(110)	1,275	19,740

COMPREHENSIVE LOSS	$(2,948)	$(198,640)	$(6,560)	$(196,348)

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at the date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2002.

        Power-One, Inc.'s ("the Company") reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine- month periods ended September 28, 2003 as September 30, 2003. The Company has described the three- and nine- month periods ended September 29, 2002 as September 30, 2002.

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

        Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes the Allowance for Doubtful Accounts using the specific identification method, and provides an estimated reserve in the aggregate.

        Inventories—The Company's inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to 12-month projected usages. Additionally, reserves for non-cancelable open purchase orders for parts the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

        Investments—The Company holds minority investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

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

        Restructuring Costs—Through December 31, 2002, the Company recorded restructuring charges in accordance with Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Restructuring costs related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred and were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Effective, January 1, 2003, the Company records restructuring charges in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities."

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

        SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the "disclosure only" alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," the required pro forma disclosure is shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(3.6)	$(198.5)	$(7.8)	$(216.1)
Add: Stock-based employee compensation expense included in reported net loss	0.2	—	0.4	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(5.9)	(6.3)	(17.3)	(18.3)

Pro forma net loss	$(9.3)	$(204.8)	$(24.7)	$(234.4)

Loss per share:
Basic and Diluted-as reported	$(0.04)	$(2.45)	$(0.10)	$(2.70)
Basic and Diluted-pro forma	$(0.11)	$(2.53)	$(0.30)	$(2.93)

        The pro forma amounts for the three- and nine- month periods ended September 30, 2003 and 2002 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in the three- and nine- month periods ended September 30, 2003: risk-free interest rate of 3.7% and 3.4% respectively; expected volatility of 82% and 74% respectively; an expected option life of 5.9 and 6.0 years, respectively; and no expected dividends for each of the periods. The following assumptions were used in the three- and nine- month periods ended September 30, 2002: risk-free interest rate of 3.9% and 4.5% respectively; expected volatility of 109% and 85% respectively; an expected option life of 5.8 years for each of the periods; and no expected dividends for each of the periods. The aggregate fair value of stock options granted were $0.4 million and $0.2 million in the three-month periods ended September 30, 2003 and 2002, respectively, and $16.4 million and $2.4 million in the nine- month periods ended September 30, 2003 and 2002, respectively.

        In 2003, the Company granted 0.2 million restricted shares with a market value of $1.2 million to certain key employees. These shares vest ratably over eight quarters. The unvested portion of restricted shares is recorded on the balance sheet as deferred stock compensation.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The difference between basic and diluted EPS is solely attributable to stock options. The Company uses the treasury stock method to calculate the impact of stock compensation. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

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

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia; periodically monitors its exposure to credit losses; and maintains allowances for anticipated losses. Cisco Systems was the only customer to exceed 10% of net sales in the quarter and nine months ended September 30, 2003.

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

        The purchase price for di/dt was approximately $12.4 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million; and $1.0 million in cash acquisition costs and bridge funding to di/dt. In addition to the $12.4 million purchase price, the Company agreed to pay up to an additional 1.0 million shares of Company's common stock as earn-out to former di/dt shareholders, of which 0.2 million and 0.1 million shares were distributed in May and July of 2003, respectively. The earn-out is payable in varying installments through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. In addition, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition.

        The acquisition was accounted for using the purchase method of accounting, and the purchase price allocation is preliminary. The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the three and nine months ended September 30, 2003, include three and seven months of di/dt's operations, respectively. No pro forma information is included herein, as di/dt is not material to the Company's financial position or operations.

        Prior to the acquisition, the Company held an exclusive license from di/dt for certain current and prospective di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials	$25.9	$33.4
Subassemblies-in-process	7.5	5.9
Finished goods	14.6	9.5

	$48.0	$48.8

NOTE 5—LOSS PER SHARE

        Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

        Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and Diluted loss per share:
Net loss	$(3.6)	$(198.5)	$(7.8)	$(216.1)
Basic and Diluted weighted average shares outstanding	82.9	80.9	82.3	80.1

Basic and Diluted loss per share	$(0.04)	$(2.45)	$(0.10)	$(2.70)

        The dilutive effect of stock options outstanding at September 30, 2003 and 2002 was not included in the calculation of diluted loss per share for the three- and nine-month periods ended September 30, 2003 and 2002 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 3.3 million and 1.1 million for the three-month periods ended September 30, 2003 and 2002, respectively, and 2.6 million and 2.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	September 30, 2003
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$33.6	$5.2	$28.4
Trade name	16.6	5.2	11.4

Subtotal	50.2	10.4	39.8
Amortizable intangibles
Product technology	24.7	13.1	11.6	9
Other	10.3	4.3	6.0	15

Subtotal	35.0	17.4	17.6

Total	$85.2	$27.8	$57.4

	December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In years)
Non-amortizable intangibles
Goodwill	$29.1	$5.1	$24.0
Trade name	16.6	5.2	11.4

Subtotal	45.7	10.3	35.4
Amortizable intangibles
Product technology	20.2	11.0	9.2	10
Other	10.0	3.7	6.3	15

Subtotal	30.2	14.7	15.5

Total	$75.9	$25.0	$50.9

        The changes in the carrying amount of goodwill for the nine-months ended September 30, 2003 is as follows (in millions):

Beginning balance	$24.0
Goodwill acquired in di/dt acquisition	4.1
Changes due to foreign currency fluctuations	0.3

Ending balance	$28.4

        Estimated annual amortization expense for 2003 through 2007 is as follows, in millions:

Year Ending December 31,	Amortization Expense
2003	$3.5
2004	3.7
2005	3.5
2006	2.9
2007	2.8

Total	$16.4

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

        The Company performed an impairment test of goodwill in accordance with SFAS 142 during the third quarter of 2002 and recorded an impairment charge of $67.6 million. During the third quarter of 2002 the Company modified its long-term forecast to account for continuing weakness in our industry, which negatively impacted the SFAS 142 analysis of discounted cash flows. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business was negatively impacted by a reduction in service provider spending.

        In addition, the Company performed an analysis of our other intangible assets in accordance with SFAS 144 during the third quarter of 2002. The Company determined that certain identifiable intangible assets were impaired and recorded a charge of $23.4 million as the carrying value of the asset group exceeded expected future cash flows. These assets included certain intangibles associated with the acquisition of Powec in 2000, primarily customer relationships and product technology.

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

        The Company has a long-term property loan with a bank in Norway totaling approximately $9.0 million. The loan was for the purchase of a Company subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest based on the Norwegian Inter-bank Offering Rate, and is payable in monthly installments until its maturity date in July 2019. The interest rates were 8.0% and 9.1% at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the current and long-term amounts outstanding under this loan were $0.6 million and $8.4 million, respectively.

        In addition, the Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2003, the total outstanding balance on all credit facilities was $1.5 million at a weighted-average interest rate of 2.2%.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	September 30, 2003	December 31, 2002
Accrued payroll and related expenses	$4.8	$4.7
Accrued income taxes	3.5	3.7
Accrued warranties	3.1	3.8
Accrued bonuses	2.3	1.0
Accrued supplier liabilities	1.7	12.4
Other accrued expenses	6.9	9.8

	$22.3	$35.4

NOTE 9—CONTINGENCIES

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

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

        During the nine months ended September 30, 2002, the Company recorded pre-tax charges of $11.6 million in accordance with EITF 94-3 related to the restructuring of the Company's operations.

Restructuring Costs

        The restructuring included a worldwide workforce reduction of approximately 625 positions located throughout North America and Europe, and the charge was comprised of severance and related benefits. The charge also included consolidation of excess facilities and write-off of fixed assets therein, and other shutdown costs. The Company expects to pay most of the remaining restructuring liabilities during the remainder of 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007. A summary of the restructuring reserve activity during the nine-month period ending September 30, 2003 is as follows:

	Restructuring Liabilities at December 31, 2002	Applications of Reserve	Restructuring Liabilities at September 30, 2003
Worldwide workforce reduction	$2.4	$2.2	$0.2
Facilities closure	5.9	2.3	3.6

Total Restructuring Costs	$8.3	$4.5	$3.8

        A summary of the restructuring charges during the three and nine-month periods ending September 30, 2002 is as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Worldwide workforce reduction	$5.1	$5.4
Facilities closure	4.6	4.5
Fixed asset write-off	1.7	1.7

Total Restructuring Costs	$11.4	$11.6

Impairment of Fixed Assets and Purchased Intangible Assets

        During the third quarter of 2002, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. The Company identified $20.5 million of certain long-lived assets, which were written down to a fair value of $6.8 million and held for sale. The impairment charge associated with these assets was $13.7 million. These assets include manufacturing equipment as well as a facility. The Company determined fair value primarily through obtaining market quotes from third party sources. Further, the Company identified $28.6 million of certain intangible assets and other fixed assets at one of its subsidiaries with continuing operations whose carrying values are not expected to be recovered from future cash flows. These assets included certain intangibles associated with the acquisition of Powec in 2000, primarily customer relationships and product technology, as well as an owned facility in Norway. These were also written down to fair value, which was determined by using discounted cash flows or, where appropriate, third party quotes. Asset impairment charges associated with SFAS 144 totaled $42.3 million for both the three and nine months ended September 30, 2002.

NOTE 11—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine-months ended September 30, 2003 and September 30, 2002 is presented below, in millions:

	Nine Months Ended September 30,
	2003	2002
Balance, beginning of period	$3.8	$3.1
Charges and costs accrued	0.6	1.1
Less repair costs incurred	(1.3)	(0.8)

Balance, end of period	$3.1	$3.4

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

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications systems. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. Our SPS division, whose first products were introduced in 2003, provides a family of innovative silicon-based products in the DC/DC space. All products are sold under the Power-One brand name by our sales force. di/dt is engaged in the design, manufacture and sale of DC/DC power conversion products for multiple industries, although most products are geared toward the communications infrastructure and technology markets.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty costs, taxes, and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

        Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

        Accounts Receivable and Allowance for Doubtful Accounts—We establish the Allowance for Doubtful Accounts using the specific identification method, and provide a reserve in the aggregate.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to 12-month projected usages. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of goods sold	$—	$0.3	$0.1	$0.7
Selling	—	0.2	—	0.6
Administrative	—	0.8	0.2	2.4
Engineering and quality assurance	—	0.7	0.2	1.8

	$—	$2.0	$0.5	$5.5

        Net Sales.    Net sales increased $24.7 million, or 15.0%, to $189.3 million for the nine months ended September 30, 2003 from $164.6 million for the nine months ended September 30, 2002. The increase was attributable to strength across all product lines. Fiscal year 2002 was characterized by a downturn in the communications infrastructure marketplace, which continued into 2003. However, sales have improved since 2002 as customers have utilized their excess inventory and are now ordering product at levels that reflect their current needs.

        Net sales to OEMs for the nine months ended September 30, 2003 were $128.4 million, or 67.8% of net sales, compared to $113.9 million, or 69.2% of net sales, for the same period in 2002. Cisco Systems was the only customer to exceed 10% of net sales in the nine months ended September 30, 2003, with $26.8 million, or 14.2% of net sales. Net sales through distributors were $42.1 million, or 22.2% of net sales, in the nine months ended September 30, 2003, compared with $29.8 million, or 18.1% of net sales, for the same period in 2002. Net sales to service providers in the nine months ended September 30, 2003 were $18.8 million, or 10.0% of net sales, compared with $20.9 million, or 12.7% of net sales, for the same period in 2002.

        Net sales increased $3.6 million, or 6.0%, to $63.7 million for the quarter ended September 30, 2003 from $60.0 million for the same quarter in 2002. The increase in net sales was attributable to increased demand and growth from new products across all product lines.

        Net sales to OEMs for the quarter ended September 30, 2003 were $43.3 million, or 68.0% of net sales, compared to $39.8 million, or 66.3% of net sales, for the same period in 2002. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended September 30, 2003, with $9.0 million, or 14.2% of net sales. Net sales through distributors were $14.0 million, or 22.1% of net sales, in the quarter ended September 30, 2003, compared with $11.7 million, or 19.4% of net sales, for the same period in 2002. Net sales to service providers in the quarter ended September 30, 2003 were $6.3 million, or 9.9% of net sales, compared with $8.6 million, or 14.3% of net sales, for the same period in 2002.

        Net sales by markets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Communications	59.9%	62.7%	60.6%	64.7%
Industrial	16.0%	17.6%	16.2%	16.5%
Transportation	7.8%	6.2%	8.0%	5.5%
ATE/Semiconductor test equipment	5.5%	5.5%	5.7%	4.9%
Computer and Retail	3.5%	2.1%	3.2%	2.7%
Medical	2.6%	2.9%	2.6%	3.1%
Other	4.7%	3.0%	3.7%	2.6%

Total	100.0%	100.0%	100.0%	100.0%

        The Company's combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings (in millions)	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Combined 180-day backlog	$37.3	$42.6	$39.9	$32.8
Combined 90-day backlog	$29.7	$31.9	$36.1	$29.2
Quarterly bookings	$58.7	$66.4	$60.7	$53.6
Quarterly book-to-bill ratio	0.92	0.96	1.08	0.81

        Our bookings were not impacted by any new Vendor Managed Inventory ("VMI") programs during 2003. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic "signal" or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which are expected to result in higher turns business and a lower backlog. As such, we believe that backlog is not necessarily a reliable indicator of future results over time.

        Gross Profit.    Gross profit for the nine months ended September 30, 2003 was $70.0 million compared with a gross loss of $28.6 million in the comparable period in 2002. As a percentage of net sales, gross profit percentage increased to 37.0% for the first nine months of 2003 from a negative margin of 17.4% for the same period in 2002. Gross loss for the nine months ended September 30, 2002 included inventory charges of $73.0 million related to a change in our methodology for calculating excess and obsolete inventory in response to shorter product lifecycles, as well as related to products that were discontinued as part of our restructuring. The improvement in gross profit and gross profit percentage is also due to the benefit received from the restructuring actions implemented during 2002, when we consolidated our manufacturing locations and relocated much of our manufacturing activity to lower cost locations, including to contract manufacturers.

        During the nine months ended September 30, 2003, we sold approximately $0.8 million of raw materials with an associated cost of approximately $0.3 million. During the nine months ended September 30, 2002, we sold approximately $1.7 million of raw materials with an associated cost of approximately $3.5 million, which negatively impacted our gross margin by approximately 1.1%.

        Gross profit for the quarter ended September 30, 2003 was $23.2 million compared with gross loss of $56.9 million in the comparable period in 2002. As a percentage of net sales, gross profit percentage increased to 36.5% for the third quarter of 2003 from a negative margin of 94.8% for the same period in 2002. Gross loss for the third quarter ending September 30, 2002 includes an inventory charge of $73.0 million related to a change in our methodology for calculating excess and obsolete inventory in response to shorter product lifecycles, as well as related to products that were discontinued as part of our restructuring.

        During the quarter ended September 30, 2003, we sold approximately $0.4 million of raw materials with an associated cost of approximately $0.1 million. During the quarter ended September 30, 2002, we sold approximately $0.4 million of raw materials with an associated cost of approximately $1.3 million, which negatively impacted our gross margin by approximately 1.7%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $0.7 million, or 1.5%, to $46.5 million for the nine months ended September 30, 2003 from $45.8 million for the same period in 2002. As a percentage of net sales, selling, general and administrative expense decreased to 24.6% for the nine months ended September 30, 2003 from 27.8% for the same period in 2002.

        Selling expense decreased $0.7 million, or 3.5%, to $18.4 million for the nine months ended September 30, 2003 from $19.1 for the same period in 2002. Increases due to our acquisition of di/dt were offset by decreases related to the mix of sales between commission-earning accounts and house accounts, which are not commission-based, as well as a reduction in our sales force during 2002. Administrative expense increased $1.4 million, or 5.1%, to $28.1 million for the nine months ended September 30, 2003 from $26.7 million for the same period in 2002. The increase in administrative expense was primarily due to costs associated with our new Silicon Power Systems division, as well as administrative expenses at di/dt.

        Selling, general and administrative expense decreased $1.1 million, or 6.4%, to $15.5 million for the quarter ended September 30, 2003 from $16.6 million for the same period in 2002. As a percentage of net sales, selling, general and administrative expense decreased to 24.4% for the quarter ended September 30, 2003 from 27.7% for the same period in 2002.

        Selling expense decreased $0.7 million, or 10.3%, to $5.9 million for the quarter ended September 30, 2003 from $6.6 million for the same period in 2002. Increases due to our acquisition of di/dt were offset by decreases related to the reduction of our sales force during 2002. Administrative expense decreased $0.4 million, or 3.9%, to $9.6 million for the quarter ended September 30, 2003 from $10.0 million for the same period in 2002. Increases in administrative expense due to costs associated with our new Silicon Power Systems division and acquisition of di/dt were offset by decreases due to the prior year cost reduction efforts involving workforce reduction, consolidation of excess facilities and write-off of related fixed assets.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $3.3 million, or 12.3%, to $29.9 million for the nine months ended September 30, 2003 from $26.6 million for same period in 2002. As a percentage of net sales, engineering and quality assurance expense decreased to 15.8% for the nine months ended September 30, 2003 from 16.2% for the same period in 2002. Engineering and quality assurance expense increased $1.5 million, or 16.9%, to $10.6 million for the quarter ended September 30, 2003 from $9.0 million for same period in 2002. As a percentage of net sales, engineering and quality assurance expense increased to 16.6% for the quarter ended September 30, 2003 from 15.0% for the same period in 2002. The increases in engineering and quality assurance expenses were primarily due to higher R&D costs associated with our new silicon-based product family, as well as engineering expenses at di/dt.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased $1.8 million, or 40.1%, to $2.7 million for the nine months ended September 30, 2003 from $4.4 million for the same period in 2002. Amortization of intangible assets decreased $0.4 million, or 28.4%, to $1.0 million for the quarter ended September 30, 2003 from $1.3 million for the same period in 2002. The decreases in amortization expense were primarily due to the write-off in 2002 of approximately $23.4 million of other intangible assets associated with the acquisition of Powec in 2000. During the third quarter of 2002, we performed impairment tests of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded an impairment charge. Amortization expense associated with these intangibles assets for the three- and nine-month periods ended September 30, 2002 was approximately $0.7 million and $2.4 million, respectively.

        Restructuring Costs.    During the nine months ended September 30, 2002, we recorded pre-tax restructuring charges of approximately $11.6 million in accordance with EITF 94-3 of which $11.4 million was recorded during the third quarter, primarily related to severance payments for a reduction in headcount, consolidation of excess facilities and write-off of fixed assets therein, and other shutdown costs. There were no restructuring charges during the three and nine months ended September 30, 2003.

        Loss from Operations.    As a result of the items above, loss from operations improved $217.9 million to an operating loss of $9.1 million for the nine months ended September 30, 2003 from an operating loss of $227.0 million for the same period in 2002. Loss from operations improved $201.3 million to an operating loss of $3.9 million for the quarter ended September 30, 2003 from an operating loss of $205.1 million for the same period in 2002. The decrease in operating loss is primarily due to the restructuring and asset impairment charges that occurred during 2002 but did not repeat in 2003.

        Interest Income (Expense), Net.    Net interest income was $0.6 million for the nine months ended September 30, 2003, a decrease of $0.4 million from net interest income of $1.0 million for the same period in 2002. Net interest income decreased $0.3 million to $0.1 million for the quarter ended September 30, 2003 from net interest income of $0.4 million for the same period in 2002. This decrease is attributable to a decrease in our cash balance between these periods, as well as an overall reduction in the rate of return earned on our cash and cash equivalents.

        Other Income (Expense), Net.    Net other income was $2.0 million for the nine months ended September 30, 2003, an increase of $2.5 million from net other expense of $0.5 million for the same period in 2002. This increase is primarily due to net foreign currency gains, as well as a $0.2 million gain on the sale of our building in Boston, Massachusetts in the first quarter of 2003. Net other expense decreased $0.6 million to $0.1 million for the quarter ended September 30, 2003 from $0.7 million for the same period in 2002. This decrease is primarily due to foreign currency gains as a result of the strengthening of currencies at our international locations, primarily the Norwegian Kroner and Swiss Franc.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $1.4 million for the nine months ended September 30, 2003 compared to the benefit for income taxes of $10.4 million for the same period in 2002. The income tax benefit during the first nine months of 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million, which was recorded as a credit to income tax expense. In addition, we reversed a deferred income tax liability of $6.6 million in connection with the impairment charge of identifiable intangibles we recorded during the third quarter of 2002.

        The benefit for income taxes was $0.3 million for the quarter ended September 30, 2003 compared to the benefit for income taxes of $6.9 million for the same period in 2002. This was primarily due to the $6.6 million reversal of the deferred income tax liability in 2002 related to the impairment charge of identifiable intangibles recorded during the third quarter of 2002.

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

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $8.7 million, or 8.1%, to $98.4 million at September 30, 2003 from $107.1 million at December 31, 2002. Our primary uses of cash in the first nine months of 2003 consisted of $8.2 million used in operating activities, $5.1 million for the acquisition of property and equipment and $1.0 million related to our purchase of di/dt.

        Cash used in operating activities of $8.2 million included $2.6 million related to payroll taxes payable upon conclusion of our 2001 Deferred Compensation Plan in January. We elected to pay these taxes in cash in lieu of issuing shares. Cash used in operating activities also included a decrease in accrued expenses of $13.5 million. In addition, cash used in operating activities also included approximately $4.5 million of cash payments relating to the Company's restructuring program.

        We have a long-term property loan with a bank in Norway totaling approximately $9.0 million. The loan was for the purchase of a subsidiary's office and manufacturing facility in Norway and is collateralized by the building. The loan bears interest, 8.0% at September 30, 2003, based on the Norwegian Inter-Bank Offering Rate, a rate similar to the London Inter-Bank Offering Rate or LIBOR, and is payable in monthly installments until its maturity in July 2019. At September 30, 2003, the current and long-term amounts outstanding under this loan were $0.6 million and $8.4 million, respectively.

        In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2003, the total outstanding balance on all credit facilities was $1.5 million at a weighted-average interest rate of 2.2%.

        We currently anticipate that our total capital expenditures for 2003 will be in the range of $7 to $9 million, of which $5.1 million was incurred during the first nine months of 2003. These capital expenditures relate primarily to our implementation of Oracle financial database software company-wide, the purchase of manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Other Related Events.    The communications infrastructure industry has been experiencing a severe downturn since 2001. We initiated various cost containment measures to mitigate the negative effect of the downturn, which resulted in significant restructuring and asset impairment charges, as well as inventory write-downs, during 2001 and 2002. We continue working to identify cost reduction opportunities relative to current market conditions, and may record additional restructuring charges in the future as we realign the Company's structure to the current market environment. We expect to realize ongoing cost savings primarily as a result of the closures and consolidation of certain manufacturing, research and development, and administrative facilities and reductions in headcount. However, there can be no assurance that these measures will be sufficient to fully offset or mitigate any negative market and business trends.

        In April 2003, we announced the formation of a new division within the Company, Silicon Power Systems (SPS). The SPS division, which released its first product to the marketplace in April 2003, is primarily engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC products. Although we have spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, there can be no assurance that the resulting technology will be successful or that we will recover our investment in this technology through sales of new products.

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

        Related Parties.    We maintain minority ownership in a number of investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing some of our excess SMT manufacturing equipment and a note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $1.2 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the investment in the contract manufacturer is accounted for under the cost method, since we do not have significant influence on the contract manufacturer and own approximately 10% of the common equity.

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

        In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $6.3 million in Power-One common stock with up to an additional 1.0 million shares of common stock payable as earnout to the former di/dt shareholders, of which 0.3 million shares were issued subsequent to the acquisition date. We held a note receivable from and a minority equity investment in di/dt prior to the acquisition. Additionally, we held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

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

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to debt and lease obligations is as follows (in millions):

Year Ending December 31,	Total Debt	Operating Leases	Total
2003 (three months)	$1.6	$1.4	$3.0
2004	0.6	6.0	6.6
2005	0.6	5.3	5.9
2006	0.6	4.0	4.6
2007	0.6	2.8	3.4
2008 and thereafter	6.5	6.5	13.0

Total	$10.5	$26.0	$36.5

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

        Foreign Currency.    A significant portion of our business operations is conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our subsidiaries' functional currencies. Historically, we have not actively engaged in substantial exchange rate hedging activities, and as of September 30, 2003, we had not entered into any foreign exchange contracts.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at September 30, 2003, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF) or Norwegian Kroner (NOK). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc and Norwegian Kroner denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(In millions, except percentages)
Credit Facilities
Fixed Rate (CHF 2.0)	$1.5	—	—	—	—	—	$1.5	$1.5
Average Interest Rate	2.2%						2.2%
Long-term Debt:
Variable Rate (NOK 63.4)	$0.1	$0.6	$0.6	$0.6	$0.6	$6.5	$9.0	$9.0
Average Interest Rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%

Item 4—Disclosure Controls and Procedures.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as of the period covered by this report. As of September 30, 2003, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls subsequent to the date of completion of this evaluation.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "may," "will," "expect," "anticipate," "believe," "continue," "plan," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company's ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including interest rate and currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company's business, government and regulatory policies, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Form 10-K for the year ended December 31, 2002. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  31.1
  Rule 13a-14(a) Certification of Principal Executive Officer

  31.2
  Rule 13a-14(a) Certification of Principal Financial Officer

  32.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

    On July 31, 2003, the Company filed a current report on Form 8-K announcing second quarter financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003	POWER-ONE, INC.

	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ EDDIE K. SCHNOPP Eddie K. Schnopp Sr. Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

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
SIGNATURES