Form 10-K
period 2003-12-31
POWER ONE INC
filed 2004-03-12
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Common Stock, $0.001 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 27, 2003 as reported by the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System on that date: $591,750,878

        As of March 5, 2004, 83,657,101 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant's Annual Meeting of Stockholders For Fiscal Year 2003, to be held on May 4, 2004, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

        Unless the context indicates otherwise, all references herein to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "believe," "should," "expect," "anticipate," "estimate," "foresee," "plan," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. We caution that the matters set forth under "Risk Factors," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of power conversion products, most of which are sold into the communications infrastructure market. Our products are used to convert and process electrical energy to the high levels of quality, reliability and precise levels of DC voltage required by the digital economy. With hundreds of different products, we have one of the most comprehensive product lines in the power conversion industry, and are one of a few companies that can power virtually every segment of a communications infrastructure network.

        Our products include:

  •
  AC/DC power supplies that power communications and networking equipment, as well as industrial, automatic/semiconductor test, transportation, medical and other electronic equipment;

  •
  DC/DC converters, including high-density and low-density products, that are generally used to control power on communications printed circuit boards;

  •
  DC power systems that are used by communications and Internet service providers;

  •
  Recently introduced DC/DC point-of-load ("POL") converters that utilize a semiconductor LGA package ideal for powering Intermediate Bus Architecture (IBA) POL applications; and

  •
  A patent-pending digital power management architecture, introduced in 2004, that integrates conversion, communications, and control for a total digital board-level solution.

        We design our products primarily for the higher-end communications infrastructure market, rather than for use in personal computers, mobile phones or other consumer products.

        AC/DC power supplies convert alternating current from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply. DC/DC converters modify an existing DC voltage level to other DC voltage levels to meet the power needs of various subsystems and components within electronic equipment. DC power systems are integrated or external systems used to power and back-up large communications infrastructure equipment.

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

        While approximately 36.3% of our sales were to our top ten customers in 2003, we sell our products to thousands of customers worldwide. Our largest customer in 2003 was Cisco Systems, which accounted for 15.4% of our sales in 2003, 15.5% of our sales in 2002, and 15.2% of our sales in 2001. Other key communications infrastructure customers include Nokia, Nortel, Lucent, Alcatel, Hutchison 3G, Extreme Networks and Motorola. Key customers in other industries include Agilent, Siemens and Teradyne.

        We were originally incorporated in 1973 as a California corporation, and re-incorporated in the State of Delaware in January 11, 1996.

Industry Background

        The power conversion industry is highly fragmented and diverse. Sales of power conversion products are generally divided into two broad categories: those sold to third-party customers (merchant) and those for use in-house or sold to other divisions within the manufacturer's own company (captive). Power-One is a merchant power supply manufacturer whose products are sold to third parties.

        The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services. Increases in Internet usage, demand for broadband services and demand for wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion products also grew. In 2001, however, the communications infrastructure industry entered into an unprecedented downturn, which was characterized by delayed network deployments due to excess capacity by service providers and a significant inventory correction. This downturn continued into 2002, and resulted in significant downsizing and industry contraction. During this downturn we experienced decreasing sales, cancellation of orders, significant write-offs of excess inventory, restructuring charges and asset impairment charges. We experienced modest growth in 2003 compared with the low levels of 2002, as customers ordered at levels that reflected their estimated demand.

        Longer term we believe the following key trends will continue to drive demand for power conversion:

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the advent of the Internet, wireless communications, broadband applications and other new technologies, recent years witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. This increase in data quantity required the construction of large-scale, sophisticated fiber optic and server-based networks in the late 1990s. However, many networks became overbuilt and excess capacity remains. Longer term, however, as the communications infrastructure industry needs to process greater amounts of data, it will in turn demand continual increases in power. Industry sources project that the amount of power required by communications infrastructure equipment will grow significantly faster than the demand by other traditional users of power.

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

        Growing Use of Distributed Power Architecture and Intermediate Bus Architecture.    Traditional power supply architecture uses a single, centralized power converter (supply), which distributes the power through a cable of wires to the various individual components dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer generation communications technologies being developed are requiring semiconductors that use lower voltages than previous generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals, because as power increases and voltage decreases, the cable thickness would have to increase to an unacceptable size.

        To address this issue, Distributed Power Architecture, or DPA, uses a front-end converter (power supply) that converts AC voltage into an intermediate high-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power. DC/DC converters are located throughout the system close to the devices that use power. These converters reduce the voltage to the precise amount needed at the point it is to be used. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply could jeopardize the entire system, the failure of a single DC/DC converter in a DPA system may only affect those few individual components that it serves. Finally, because there are many converters within the system, DPA allows for greater flexibility by permitting a part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

        More recently, a modified version of DPA called Intermediate Bus Architecture, or IBA, has emerged, which addresses the number of different and lower voltages required by different systems. Instead of using multiple DC/DC converters that have a typical input of 48 volts and low output voltages of less than 3V, the IBA uses a single converter with an intermediate voltage (typically between 12 volts and 3 volts). The intermediate voltage from the one converter is then transmitted to multiple POL DC/DC converters, each of which converts the intermediate voltage to the required lower voltages, which are typically 3 volts or less. During 2003 we announced a new division within the Company, Silicon Power Systems (SPS). The SPS division is engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC power conversion products in the IBA market. Our maXyz product line, introduced in 2003, was developed specifically for the IBA market, and in 2004, we introduced a new IBA power management solution vis-à-vis our new Z-series product line and digital controller. We spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology.

Our Competitive Advantages

        We believe that we have key advantages that helped us to establish a leading brand for our products. The factors that we believe contribute to this leading position are as follows:

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

        Leading Design and Development Capabilities.    There are a limited number of highly-skilled power engineers in the world, and we believe that we assembled some of the most capable and innovative teams in the industry. In addition to maintaining a high retention rate among our technical staff, we also added top scientists to our ranks through each of our past strategic acquisitions. This pool of engineering talent has allowed us to consistently upgrade to new generations of power conversion products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA technology, and we expect to achieve a similar leading position in IBA technology.

        Reputation for Quality and Reliability.    We have been in the power conversion industry since 1973. By establishing rigorous internal quality control programs, we believe that we have been able to provide our customers with products that are highly reliable. This is particularly important for manufacturers of communications infrastructure equipment. As a result, we established a strong customer base that includes many of the largest manufacturers in the communications infrastructure industry. Although power conversion products typically represent only 2% to 5% of the cost of an entire network, their failure can cripple the entire system in which they are installed. Consequently, we believe most customers are not willing to risk buying from an unproven supplier in an effort to cut costs in this area.

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

        Expand Product Lines, Including DPA and IBA Products.    We provide one of the most comprehensive lines of power conversion products, including DPA and IBA products, which are increasingly being designed into communications infrastructure equipment. Once a power supply has been designed into a customer's product, it is generally difficult for the customer to change suppliers during that product's life cycle. We intend to continue our extensive research and development program to improve our products' performance and expand the breadth of our product offerings. We also intend to work with our customers to understand their changing product needs in order to proactively develop leading technology products.

        Continue to Cross-Sell Products on a Global Basis.    We expanded the geographic reach of our business through a series of strategic acquisitions in 1998 through 2003, which provided market penetration for our AC/DC and DC/DC products throughout Europe and broadened access for our telecom DC power systems products to Europe and Asia. We believe we have substantial opportunities to market products developed in one region to customers located in other regions. We intend to capitalize on our increased access to global markets by continuing to sell our complete product line to customers who had previously purchased only those products offered by the companies we acquired.

        Continue to Acquire and Invest in Strategic Businesses and Technologies.    We plan to selectively acquire and invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion industry presents opportunities for further consolidation. In addition, we plan to invest aggressively in internal research and development initiatives to create next-generation power conversion products; and continue to invest in advanced technologies for our DC/DC power converter products to enable significantly smaller power converters, higher efficiencies, and better performance in controlling power on communications-oriented printed circuit boards. We have earmarked a significant portion of our overall research and development budget to develop this technology.

        In 2003, we unveiled our new SPS division, which is engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC power conversion products in the IBA market. In 2004, we introduced a patent-pending digital power management architecture which integrates conversion, communications, and control for a total digital board-level solution. Features of this architecture and related products include the ability to fully manage up to 32 POL DC/DC converters with a single-wire digital bus. It also provides a 50% reduction in Printed Circuit Board (PCB) space, 20% cost savings, and a 90% decrease in components, number of PCB traces, and power-system development time.

        Develop Technologies to Enable Alternative Energy Solutions.    In recognition of and response to worldwide environmental initiatives, we increased our focus in exploring and developing new methods and approaches to the traditional DC power plant. Our efforts are directed toward core technologies and the basic building blocks that will enable the offering of reliable, cost effective, and space efficient alternative DC solutions, that can provide uninterrupted DC power without the use of any batteries. We believe that our power electronics expertise, broad product line and access to and understanding of the communications industry will help to commercialize on new energy technologies and will provide additional markets for our products.

        Utilize Contract Manufacturers to Minimize Risk and Remain Cost Competitive.    We continue to shift our manufacturing model toward increased use of low-cost contract manufacturers around the world, especially in Asia. Although we currently manufacture many of our products, the increased use of contract manufacturers will enable us to lower our overall costs and allow us to more efficiently scale production without significant capital investments in production capacity. We made strategic investments in or formed joint ventures with certain contract manufacturers in order to ensure adequate access to their capacity.

Our Products

        The majority of our products are standard and modified standard products that are designed to accelerate customers' time to market, as well as reduce the cost of customers' new product introductions. Power supply products are generally classified as standard, modified standard and custom. Standard products refer to products that are standard to a particular manufacturer, as opposed to an industry standard. Modified standard products are a specific company's standard products modified to fit a particular customer application. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from "scratch" to meet the specifications of a unique customer application. Standard and modified standard products tend to have higher margins than custom products, which require significant tool and die costs and four- to six-month lead-times from conception through production. In addition, users of custom products frequently have high-volume production requirements and typically operate in more price-sensitive industries. We also developed modular product architectures, which are meant to achieve the flexibility of a custom power supply without the long lead-times and significant tool and die costs.

        All of our products are designed to convert, regulate, purify, store or distribute electrical power for electronic equipment. Our products can be classified into three main groups: AC/DC power supplies, DC/DC converters and DC power systems. These categories can be distinguished based on their location, size, functions within the system and primary applications.

AC/DC power supplies:

  •
  are typically embedded within the equipment;

  •
  range in equivalent size from a small paperback book to a desktop computer;

  •
  convert AC voltage, from a primary power source such as a wall outlet, into DC voltage(s); and

  •
  are used primarily in networking systems, large scale data processors and industrial equipment.

DC/DC converters ("bricks") and POLs:

  •
  are embedded within the equipment, and are generally mounted directly on the printed circuit boards;

  •
  bricks range in equivalent size from an AA battery to a portable CD player;

  •
  POLs may be silicon-based, and range in equivalent size from a dime to a small matchbox;

  •
  modify DC voltage into other levels of DC voltage(s) and are the cornerstone of DPA and IBA technology; and

  •
  are used primarily to power communications infrastructure equipment, although their usage is expanding to other markets.

DC power systems:

  •
  can be either stand-alone units that are external to the equipment or sub-systems that are integrated into an OEM's system;

  •
  range in size from a shelf of integrated modules to large-scale systems that can fill an entire room;

  •
  convert AC voltage into DC voltage and, together with a generator or an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance; and

  •
  are used primarily to power communications networks and cellular communications systems.

Strategic Acquisitions and Division Structure

        During the industry downturn in 2001 and 2002, we restructured the Company into two primary divisions: the Compact Advanced Power Systems ("CAPS") and the Energy Solutions ("ES") divisions. The CAPS division consists of our AC/DC and DC/DC businesses, while ES represents our DC power systems business. In 2003, two additional divisions were added when we acquired di/dt Inc., a technology leader in the DC/DC space, and announced the formation of a new division within the Company, Silicon Power Systems ("SPS") division, which is focused on designing next-generation silicon-based DC/DC technology. In 2004, SPS unveiled a new all-digital power management architecture for the Intermediate Bus Architecture and its Z-series maXyz products designed specifically for that market.

Customers

        We sell our power conversion products to a diversified group of thousands of equipment manufacturers, including contract manufacturers. Cisco Systems accounted for 15.4% of our sales in 2003, 15.5% of our sales in 2002, and 15.2% of our sales in 2001. Cisco Systems was the only customer to account for more than 10% of our sales during these periods.

        Our top 10 customers accounted for approximately 36.3% of net sales in 2003, 39.4% of net sales in 2002, and 45.0% of net sales in 2001. Although our sales are diversified across many end markets, our strategy has been to focus our sales efforts on the communications infrastructure equipment market. This strategy was implemented primarily due to the suitability of our products for this market and to take advantage of the higher level of long-term growth being experienced by the communications industry in the 1990s. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended December 31,
	2003	2002
Communications	62%	64%
Industrial	16%	16%
Transportation	8%	6%
ATE/Semiconductor test equipment	5%	5%
Medical	3%	3%
Computer and Retail	3%	3%
Other	3%	3%

Total	100%	100%

        We have manufacturing and research and development operations in the United States, Dominican Republic, Switzerland, Slovakia, Norway, Ireland and China. The following table summarizes our revenues and long lived assets in different geographic locations (in millions):

	Year Ended December 31,
	2003	2002	2001
Revenues:(a)
United States	$96.0	$91.0	$189.1
Canada	13.8	10.1	29.7
United Kingdom	16.1	17.8	33.7
Other European countries	80.2	66.0	68.3
Malaysia	25.7	21.9	5.9
Other Asia countries	19.8	15.2	27.2
Other foreign countries	4.7	8.7	9.8

Total	$256.3	$230.7	$363.7

Long-Lived Assets:
United States	$70.4	$67.9
Norway	12.1	8.4
Dominican Republic	10.3	18.5
Switzerland	19.7	19.4
Other foreign countries	9.0	19.9

Total	$121.5	$134.1

(a)
Revenues are attributable to countries based on location of customer.

Sales and Marketing

        We market our products through a global sales force. We have direct sales offices in Europe, North America, Asia and Australia. These direct sales offices are augmented by an extensive network of manufacturers' representatives and distributors. Additionally, we sell products in Asia through our joint venture in China.

        Our direct sales force is typically oriented towards customers that have the potential to purchase large volumes of our products, generally several million dollars or more on an annual basis. Our direct sales force works closely with our existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers' expected applications. We expect that our direct sales to strategic accounts will increase in the future as we increasingly focus on sales to these customers.

Research, Development and Engineering

        Worldwide we have approximately 280 employees in our research and development departments of which approximately 170 are engineers. We spent approximately $28.5 million on research and development in 2003, $21.2 million in 2002, and $23.5 million in 2001. We have four engineering and design centers in the United States: Andover, Massachusetts; and Camarillo, Carlsbad and Morgan Hill, California. We also have engineering and design centers in Santo Domingo, Dominican Republic; Drammen, Norway; Uster, Switzerland; Shenzhen, China; and Limerick, Ireland. Additionally, we have engineering staff on site in each of our manufacturing facilities. Finally, we have engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers. Our goal has been to establish research centers in areas that are strategically located for servicing our customers and in which we have strong access to technical talent.

Manufacturing Process and Quality Control

        Production of most of our products typically entails subassembly of sophisticated printed circuit boards that are in turn combined with structural hardware to produce a final product. In response to market demands for increased quality and reliability, design complexity, and sophisticated technology, we continue to invest in state-of-the-art processes and automated many electronic assembly and testing processes that we previously performed manually. We also standardized many of our manufacturing processes and much of our equipment worldwide to increase efficiency and optimize flexibility between facilities.

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly increased our product development processes and production capacity, and we believe it has also improved our product quality. In addition, we made an equity investment in and have manufacturing outsourcing arrangements with a contract manufacturer in Asia that also employs SMT, and we have outsourcing arrangements with other contract manufacturers.

        Product quality and responsiveness to our customers' needs are of critical importance in our efforts to compete successfully. We emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and/or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box test or pre-ship audit on randomly selected units before delivery. We require the same levels of quality from our contract manufacturers.

        As their operations expand internationally, our customers increasingly require that their power products meet or exceed established international safety and quality standards. In response to this need, we design and manufacture our power conversion products in accordance with the certification requirements of many international agencies. While not all products require the same certifications, these agencies include Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market; additionally, various equipment may be tested to

NEBS requirements for the U.S. telecom market, and to ETSI requirements for the European Union telecom market.

        We manufacture and assemble approximately 50% our products at our facilities in the Dominican Republic, Norway, California, Asia, and Slovakia. We have smaller system integration facilities throughout Europe, Asia, North America, and Australia for our DC power plant products. Production of our silicon-based POLs is outsourced to contract manufacturers. Our manufacturing plant in Mexico was closed in late 2002. All of our facilities are ISO 9000 certified or, in the case of the newest facilities, are in the process of receiving their certification. In our global manufacturing operations, we currently have an aggregate of approximately 500,000 square feet of manufacturing space. Our subcontractors are primarily located in Asia.

        In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world. Although we currently manufacture many of our own products, we are shifting toward increased use of contract manufacturers to minimize costs and capital requirements, while providing greater flexibility. Though decisions to use and/or expand contract manufacturing will depend on a number of factors, including customer needs, we expect that the overall trend toward increased use of contract manufacturers will continue in the future.

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

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog is not necessarily a reliable indicator of future revenue because a significant portion of customer orders is turns business (orders booked and shipped within the same reporting period that never appear as period-end backlog). In addition, customers on Vendor Managed Inventory ("VMI") programs exercise discretion as to the timing of inventory consumption. When VMI programs are initiated by customers, bookings are canceled and replaced by a product-use forecast. We then manufacture product for the customer per the forecast, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher turns business and a lower backlog.

Competition

        The power conversion industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products, financial strength and competitive prices. Our competition includes companies located throughout the world, including Artesyn Technologies, Vicor, Delta Electronics, Eltek, and divisions of Emerson Electric and Tyco International.

Intellectual Property Matters

        We regard certain equipment, processes, information and knowledge that we developed and use to design and manufacture our products as proprietary. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our employees and other measures to protect our proprietary rights. We currently hold 56 patents, an increase of 11 patents from the prior year, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 9 U.S. registered trademarks with additional applications pending, and claim common law trademark rights to certain additional marks.

Employees

        At December 31, 2003, we employed 2,371 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	1,609
Engineering	280
General and administrative	249
Sales and marketing	139
Quality assurance	94

Total	2,371

        We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union.

Company Website, Corporate Governance Website and Access to Company Filings

        The Company posts all periodic reports on Form 10-K and 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 on its website at www.power-one.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. Access to these reports is free of charge. In addition, the Company has launched a Corporate Governance section on its Website in response to recent legislation and the investor community's general concerns regarding corporate governance.

RISK FACTORS

Negative communications infrastructure industry growth since 2000, coupled with general economic turmoil and uncertainty, has caused a reduction in demand for our products; if these trends continue, our operating results may continue to be materially adversely affected.

        Our sales to the communications infrastructure industry increased from 25% of our total sales in 1998 to 70% for the year ended December 31, 2000. Growth in the communications industry in the late 1990s through 2000 was being driven primarily by the expansion of the Internet, broadband and wireless networks. The subsequent downturn in the industry and overall uncertainties in the world economy caused a sharp decrease in demand for our products as a result of a decrease in capital spending by our customers, particularly service providers. The industry downturn caused some of our customers, including our largest customers, to restructure into smaller operations and hampered their ability to forecast accurately. Our future revenue growth depends in large part on the resumed growth of these services as widely used media for commerce and communication. We experienced modest revenue growth in 2003 compared to 2002, and expect further revenue growth in 2004 compared with 2003. However, if the communications infrastructure industry does not continue its growth, it could have a material adverse effect on our operating results.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

        We do not obtain long-term purchase orders or commitments from our customers, and customers may generally cancel, reduce or postpone orders without penalty. Cancellations, reductions and delays in orders could reduce our backlog and adversely affect our net sales, gross profit and operating results. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand and partially on firm customer orders. Because a substantial portion of our quarterly net sales is made in the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

        Fluctuations in customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results. High-volume orders, especially orders which require modification of our standard products, if cancelled, may substantially increase the risk of inventory obsolescence and write-offs due to excess capacity. In addition, certain significant customers are on vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customers' forecast and the inventory is physically located at a site controlled by the customer. The customer pulls the inventory as needed, and the sale occurs at that time. We experienced and expect to continue to experience variability as to the timing of customers' VMI pulls, which results in variability in our net sales.

We rely on a few major customers for a material portion of our business and the loss of any of those customers could reduce our net income and operating results.

        A few customers account for a material portion of our net sales each year. Cisco Systems represented 15.4% of our net sales in 2003 and 15.5% in 2002. For 2003 and 2002, our top five original equipment manufacturers ("OEM") customers accounted for approximately 28.5% and 31.6% of our net sales, respectively. If we lose any of these customers or if any of them reduces or cancels a significant order, our net sales and operating results could decrease significantly.

Failure to anticipate trends in the type of power conversion products our customers will demand may adversely affect our business.

        Because we have many customers in the communications industry, the factors and economic trends that affect these companies also affect our business. The communications industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. In particular, increasing Internet usage, the emerging demand for broadband services and the increasing demand for wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for newer generation power conversion products has also grown. To respond to the needs of our customers in the communications industry, we must continuously develop new and more advanced products at lower prices. We made and will continue to make significant investments in next generation technologies related to our DC/DC business, but there can be no assurance that the technology will be successful.

        During 2003 we announced the creation of a new division within the Company dedicated to developing next-generation DC/DC products, and this division launched its first products during 2003. Many of these new products are silicon-based, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. In addition, some of our traditional competitors are actively seeking and forming alliances with other silicon-focused technology companies to address the same market as we are seeking to address. There can be no assurance that our products will be accepted in the marketplace. Our inability to properly assess developments in the communications industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs for investments we are making in new technologies.

Price erosion may have a material adverse effect on our margins and profitability.

        The power supply manufacturing industry is generally characterized by intense competition. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, stability and reputation of the provider, technical knowledge, flexibility and readily available products. We believe that price becomes a more important competitive factor when competition increases, when an economic downturn occurs or when we negotiate high volume orders. We saw an increase in pricing pressure from some of our key customers during 2003 and 2002 and factored additional price erosion into our forecast for 2004. Downward pricing pressure could have a material adverse effect on our operating results.

We are subject to credit risks.

        The industry downturn has increased, and could continue to increase, our exposure to our customers' credit risk and the risk that our customers will not be able to fulfill their payment obligations to us.

        Some of our customers experienced and may continue to experience financial difficulties and/or failed to meet their financial obligations to us. As a result, we incurred charges for bad debt provisions related to certain trade receivables. In certain cases where our end-customers utilize contract manufacturers, our accounts receivable risk may lie with the contract manufacturer and may not be guaranteed by the end-customer. If there are additional failures of our customers to meet their receivables obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not materially reflect our customers' financial conditions and payment levels, we could incur additional write-offs of receivables in excess of our provisions, which could then have a material adverse effect on our cash flow and operating results.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products. At least one such claim has resulted in pending litigation. If we do not prevail in any such litigation, our business may be adversely affected.

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

We are subject to risks associated with future company and technology acquisitions, joint ventures and strategic investments.

        We intend to continue to pursue acquisitions of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or expand our business. The negotiation of potential acquisitions, joint ventures or investments as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources. Future transactions by us could result in the following consequences:

  •
  dilutive issuances of equity securities;

  •
  incurrence of debt and contingent liabilities;

  •
  impairment of tangible and intangible assets;

  •
  research and development write-offs; and

  •
  other acquisition-related expenses.

        We may also encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipate when entering into these transactions. In addition, after we completed an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. Any of the foregoing could have a material adverse effect on our financial position and results of operations.

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

We currently have excess manufacturing capacity, and face pressure from competitors using lower cost manufacturing alternatives. Our inability to lower manufacturing costs may have a material adverse effect on our operating results.

        In response to and in anticipation of our growth in the late 1990s and 2000, we made significant investments in manufacturing facilities and capital equipment. The subsequent industry downturn compelled us to close and consolidate several of our manufacturing facilities. Changes in manufacturing cost structures, including increased availability of lower-cost third party contract manufacturers, coupled with pricing pressures, and the closures and reductions of company-owned manufacturing facilities, resulted in relocation of production to alternate Company and/or third party manufacturing locations. We expect to continue to migrate our manufacturing toward third party manufacturers. We may encounter difficulties in transitioning manufacturing locations. Problems associated with such transitions may result in delays of shipments to customers, cancellations of delayed shipments, diversion of management attention, increases in inventory levels due to inability to consume inventory as planned, increases in quality issues, increases in warranty returns, and an inability to achieve anticipated manufacturing cost reductions. Any of the foregoing could have a material adverse effect on our business and results of operations.

Much of our business is subject to risks associated with operations in foreign countries.

        Many of our operations are located outside of the United States and we expect to build or move additional operations overseas. Depending on location, our operations may be affected by:

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Steven J. Goldman	46	Chief Executive Officer and Chairman of the Board
William T. Yeates	43	President and Chief Operating Officer
Eddie K. Schnopp	45	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Randall H. Holliday	54	Secretary and General Counsel
Donna M. Koep	43	Senior Vice President—Human Resources

(1)
As of March 11, 2004

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

        Eddie K. Schnopp.    Mr. Schnopp, who joined us in 1981, was appointed Vice President—Finance and Logistics in 1993 and Secretary and Chief Financial Officer in 1995. He was appointed Senior Vice President—Finance, Treasurer and Chief Financial Officer in February 1999. From February 1999 to January 2001, Mr. Schnopp also served as our Secretary. He received his B.S. degree in Accounting from California State University Northridge. Mr. Schnopp is married to Ms. Donna Koep, our Senior Vice President—Human Resources.

        Randall H. Holliday.    Mr. Holliday joined us in 2000 as General Counsel, and was appointed Secretary in 2001. Before joining us, Mr. Holliday served as Secretary and General Counsel of Xircom, Inc. He has held a variety of in-house legal positions in diverse industries since 1981. Mr. Holliday received his J.D. degree in 1974 from Florida State University, Tallahassee, FL.

        Donna M. Koep.    Ms. Koep joined Power-One in 1978. During her employment with the Company, Ms. Koep has held numerous Human Resource management positions within the Company of increasing responsibility and scope. She was appointed in 1999 to her current position as Senior Vice President, Human Resources, responsible for overseeing and managing Power-One's worldwide Human Resource functions. Ms. Koep is married to Mr. Eddie K. Schnopp, our Senior Vice President—Finance, Chief Financial Officer and Treasurer.

        Our officers serve at the discretion of the Board, subject to any employment agreements.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	100,000	143	Administration, R&D, Warehousing, Marketing and Sales
Carlsbad, California	65,000	72	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales
Andover, Massachusetts	61,000	37	Administration, R&D, Warehousing, Marketing and Sales
Lewisville, Texas	20,000	33	Administration, R&D, Systems Integration, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	248,000	1,342	Manufacturing and Assembly, Warehousing
Dubnica Nad Vahom, Slovakia	36,000	305	Manufacturing and Systems Integration, R&D
Uster, Switzerland	29,000	58	Administration, R&D, Small-Volume Manufacturing, Warehousing, Marketing and Sales
Limerick, Ireland	35,000	39	R&D, Small-Volume Manufacturing, Warehousing
Drammen, Norway	75,000	144	Administration, R&D, Manufacturing and Systems Integration, Warehousing, Marketing and Sales
Shenzhen, China	52,000	36	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

        The table below lists our closed facilities that are held for sale, if owned, or available for subleasing.

Location	Approximate Size (square feet)	Status
Orange County, California	157,000	Held for sublease
Round Rock, Texas	14,000	Held for sublease
San Luis, Mexico	116,000	Held for sale

        We believe that the facilities we now use are more than adequate for our current and anticipated operating needs. We own our facilities in Mexico, Norway, Slovakia and Switzerland that are included in the facilities listed above. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2014 in North America and 2009 in Europe and Asia. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

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

        As a result of the January 2, 2003 ruling, by stipulation of Vicor and the Company (mutually agreed to for purposes of judicial efficiency and acceleration of appeal) judgment of non-infringement was entered in the Company's favor on June 20, 2003. Vicor has appealed this judgment, seeking appellate review of the January 2, 2003 claims construction ruling. For judicial economy, the appellate court has consolidated the Company's appeal with related appeals of other parties defending patent claims asserted by Vicor under the same patent at issue in the Company's case. The appellate proceedings are pending.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is listed on the NASDAQ and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended December 31,
	2003		2002
	High	Low	High	Low
First Quarter	6.59	4.25	12.51	7.00
Second Quarter	7.93	4.56	10.18	5.53
Third Quarter	12.46	6.77	6.18	2.46
Fourth Quarter	12.03	8.16	7.90	2.40

        As of March 5, 2004, there were 344 holders of record of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained under the caption "Equity Compensation Plan Information as of December 31, 2003" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and such information is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of

Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended December 31,(1)
	2003(7)	2002(6)	2001(5)	2000(3)(4)	1999(2)(3)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$256.3	$230.7	$363.7	$511.0	$237.1
Cost of goods sold	161.7	234.7	357.9	311.9	142.8

Gross profit (loss)	94.6	(4.0)	5.8	199.1	94.3
Selling, general and administrative expense	62.4	59.3	72.6	80.5	43.2
Engineering and quality assurance expense	40.8	34.7	39.1	36.6	21.5
Amortization of intangibles	3.6	5.1	19.1	11.4	6.2
Restructuring charge	3.1	10.7	25.1	—	—
Impairment of goodwill	—	67.6	11.0	—	—
Asset impairment	—	42.6	22.7	—	—
In-process research and development	—	—	—	—	3.3

Total expense	109.9	220.0	189.6	128.5	74.2
Income (loss) from operations	(15.3)	(224.0)	(183.8)	70.6	20.1
Interest income	1.6	1.7	3.8	3.3	0.8
Interest expense	(1.0)	(1.1)	(2.5)	(6.4)	(3.2)
Other income (expense), net	(4.5)	0.2	(4.4)	(1.1)	0.3

Income (loss) before provision (benefit) for income taxes.	(19.2)	(223.2)	(186.9)	66.4	18.0
Provision (benefit) for income taxes(6)	(1.0)	(12.2)	(1.0)	22.5	6.4

Net income (loss)	$(18.2)	$(211.0)	$(185.9)	$43.9	$11.6

Basic earnings (loss) per common share	$(0.22)	$(2.62)	$(2.36)	$0.59	$0.19
Basic weighted average shares outstanding	82.5	80.4	78.8	74.0	60.6
Diluted earnings (loss) per common share	$(0.22)	$(2.62)	$(2.36)	$0.56	$0.18
Diluted weighted average shares outstanding	82.5	80.4	78.8	77.9	62.5

SELECTED OPERATING DATA:
Gross profit (loss) margin	36.9%	(1.7)%	1.6%	38.9%	39.8%
Depreciation and amortization	$16.0	$20.9	$36.5	$24.2	$14.6
Capital expenditures	7.3	7.0	30.5	52.2	27.9
Backlog(8)	39.6	32.8	40.3	255.0	66.9
Cash flows provided by (used in):
Operating activities	$(8.6)	$31.4	$(0.5)	$(78.3)	$(1.5)
Investing activities	(3.7)	(8.6)	(37.0)	(164.1)	(57.7)
Financing activities	2.4	1.6	(19.4)	315.5	112.4
	At December 31,(1)
	2003(7)	2002(6)	2001(5)	2000(3)(4)	1999(2)(3)
BALANCE SHEET DATA:
Working capital	$158.7	$150.3	$218.3	$376.8	$126.3
Total assets	349.9	360.9	541.9	782.3	295.1
Total long-term debt(9)	9.2	9.5	9.2	12.6	9.1
Total debt(10)	11.2	10.2	10.6	21.9	16.7
Total stockholders' equity	275.3	279.1	450.2	633.7	237.2

(1)
Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we described year-ends presented as if the year ended on December 31. As such, the years ended December 31, 2003, 2002, 2001, and 2000 represent 52-week years and the year ended December 31, 1999 represents a 53-week year.

(2)
On January 29, 1999, we purchased IPD. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 1999 includes expenses related to the IPD acquisition totaling $4.4 million, which consist of the following: inventory fair market value write-up of $0.8 million, which increased cost of goods sold expense; in-process research and development charge of $3.3 million and a write-off of $1.0 million for a technology and license agreement; and related income tax benefit of $0.7 million.

(3)
On February 29 2000, we acquired HC Power in a stock-for-stock transaction. The merger was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial information presented has been restated to give retroactive effect to the merger. The year ended December 31, 2000 includes charges related to the merger totaling $10.1 million, which consist of the following: stock compensation charge of $13.3 million for HC Power stock bonus agreements that vested on the date of the merger; payroll taxes related to the stock compensation charge of $0.2 million; acquisition costs of $2.4 million; related income tax benefit of $5.4 million; and $0.4 million income tax benefit recorded upon HC Power's conversion from an S-Corp to a C-Corp.

(4)
On May 16, 2000, we purchased Powec. We accounted for the acquisition using the purchase method of accounting. The year ended December 31, 2000 includes charges related to the Powec acquisition totaling $1.6 million, which consist of the following: inventory fair market value write-up of $2.0 million, which increased cost of goods sold expense; write-off of $0.2 million loan fees since a new credit agreement was necessary to finance the acquisition; and related income tax benefit of $0.6 million.

(5)
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

(6)
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

(7)
The year ended December 31, 2003 includes a write-down of approximately $5.7 million, included in other expense, to reduce the book value of an investment held in a privately-owned enterprise and a restructuring charge of $3.1 million for a reduction in force and accruals related to an excess facility.

(8)
Consists of purchase orders on-hand having delivery dates scheduled within the following six months, and does not include turns business that is ordered, produced, and shipped in the same period.

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

Introduction

        We are a leading designer and manufacturer of hundreds of high-quality brand name power supplies/converters. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have thousands of customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

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

        The communications infrastructure industry, in which much of our business is concentrated, entered a severe downturn in 2001. We initiated various cost containment measures at that time to mitigate the negative effects of the downturn, which resulted in significant downsizings of our operations, as well as restructuring and asset impairment charges, and inventory write-downs during 2001 and 2002. We saw improvements in our business and increased sales in 2003 over 2002 levels, and expect continued improvements in 2004. In fact, we believe that the industry is in the beginning stages of an upturn, and we are anticipating and preparing for a return to growth and profitability. However, we continue working to identify cost reduction opportunities, and may record additional restructuring charges in the future as we seek additional cost savings through closures and consolidation of certain manufacturing, research and development, and administrative facilities and related reductions in headcount. We are in the process of shifting our business model away from in-house manufacturing and toward the increased use of contract manufacturers, particularly in Asia. We believe that contract manufacturers will provide us with more flexibility and better ability to respond to changes in the market, and will be less capital intensive. In addition, we are shifting R&D and other administrative resources toward Asia due to its lower cost structure and proximity to many of our customers and contract manufacturers.

        During 2003 we announced a new division within the Company, Silicon Power Systems (SPS). The SPS division is strategically significant to the Company and is engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. Our maXyz product line, which was introduced in 2003, was developed specifically for the IBA market, and in 2004, we introduced a new digital power management architecture vis-à-vis our new Z-series product line and digital controller. We spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

        Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales returns and discounts earned by our customers could impact our results.

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS 144 superceded SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which may impact our operating results.

        We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. These impairment tests are also dependent on management's forecasts, which frequently change. A change in our forecasts may result in impairment charges.

        Restructuring Costs—In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. Effective January 1, 2003, we adopted and recorded restructuring charges in accordance with SFAS 146. Through December 31, 2002, we recorded restructuring charges in accordance with EITF Issue 94-3. Restructuring costs relate to the downsizing of our operations and primarily consisted of specific charges that had been incurred and were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management's judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

        Deferred Income Tax Asset Valuation Allowance—We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to 12-month projected usages. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management's assumptions regarding projected usage of each component, which are subject to changes in the market.

        Accounts Receivable and Allowance for Doubtful Accounts—We establish the allowance for doubtful accounts using the specific identification method, and provide a reserve in the aggregate. Our estimates for calculating the aggregate reserve is based on historical information. Any changes to our assumptions or estimates may impact our operating results.

        Recent Pronouncements and Accounting Changes—In December 2003, the FASB issued Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN 46R did not have a material impact on our financial condition or results of operations.

Results of Operations

        The years ended December 31, 2003, 2002 and 2001 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.1	101.7	98.4

Gross profit (loss)	36.9	(1.7)	1.6
Selling, general and administrative expense	24.4	25.7	20.0
Engineering and quality assurance expense	15.9	15.1	10.8
Amortization of intangibles	1.4	2.2	5.2
Restructuring costs	1.2	4.6	6.9
Impairment of goodwill	—	29.3	3.0
Asset impairment	—	18.5	6.3

Income (loss) from operations	(6.0)	(97.1)	(50.6)
Interest income	0.6	0.7	1.1
Interest expense	(0.4)	(0.5)	(0.7)
Other income (expense), net	(1.7)	0.1	(1.2)

Income (loss) before provision (benefit) for income taxes	(7.5)	(96.8)	(51.4)
Provision (benefit) for income taxes	(0.4)	(5.3)	(0.3)

Net income (loss)	(7.1)%	(91.5)%	(51.1)%

Comparison of Fiscal Year Ended December 31, 2003 with Fiscal Year Ended December 31, 2002

        General.    The discussion of our results below includes the expense associated with the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 (the "Plan"). The Plan period began in October 2001 and continued through January 2003. The Plan was established as a means of motivating and retaining our employees during the industry downturn. Under the terms of the Plan, employees voluntarily elected to defer up to 50% of their base salary in exchange for our common stock at a predetermined price. We matched these shares at 100% at the end of the Plan period. Below is a summary of compensation expense and related payroll taxes recognized in our financial results associated with our match portion of the Plan. Amounts are pre-tax and in millions:

	Year Ended December 31,
	2003	2002
Cost of goods sold	$0.1	$0.7
Selling	—	0.8
Administrative	0.2	2.8
Engineering and quality assurance	0.2	2.2

	$0.5	$6.5

        Net Sales.    Net sales increased $25.6 million, or 11%, to $256.3 million for the year ended December 31, 2003 from $230.7 million for the year ended December 31, 2002. The increase was attributable to strength across all product lines. Fiscal year 2002 was characterized by a downturn in the communications infrastructure marketplace, which continued into 2003. However, sales improved since

2002 as customers utilized their excess inventory and are now ordering product at levels that reflect their current needs.

        Net sales to OEMs for the year ended December 31, 2003 were $174.0 million, or 68% of net sales, compared to $157.9 million, or 68% of net sales, for the same period in 2002. Cisco Systems was the only customer to exceed 10% of net sales in both years ended December 31, 2003 and 2002. Net sales through distributors were $58.7 million, or 23% of net sales, in the year ended December 31, 2003, compared with $43.4 million, or 19% of net sales, for the same period in 2002. Net sales to service providers in the year ended December 31, 2003 were $23.6 million, or 9% of net sales, compared with $29.4 million, or 13% of net sales, for the same period in 2002.

        Net sales by markets were as follows:

	Year Ended December 31,
	2003	2002
Communications	62%	64%
Industrial	16%	16%
Transportation	8%	6%
ATE/Semiconductor test equipment	5%	5%
Medical	3%	3%
Computer and Retail	3%	3%
Other	3%	3%

Total	100%	100%

        Our combined 180-day and 90-day backlog are summarized as follows (in millions):

Backlog and bookings	December 31, 2003	December 31, 2002
Combined 180-day backlog	$39.6	$32.8
Combined 90-day backlog	$34.7	$29.2

        Our combined 180-day backlog on December 31, 2003 was $39.6 million, an increase of 21% compared to backlog of $32.8 million on December 31, 2002. The increase in backlog reflects the overall improvement in the industry. Our bookings were not impacted by any new Vendor Managed Inventory ("VMI") programs during 2003. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic "signal" or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would be expected to result in higher turns business and a lower backlog. As such, we believe that backlog may not necessarily be a reliable indicator of future results over time.

        Gross Profit (Loss).    Gross profit for the year ended December 31, 2003 was $94.7 million compared with a gross loss of $4.0 million for 2002. As a percentage of net sales, gross profit percentage increased to 36.9% for the year ended December 31, 2003 from a negative margin of 1.7% for the same period in 2002. Gross loss for the year ended December 31, 2002 included inventory charges of $73.0 million related to a change in our methodology for calculating excess and obsolete inventory in response to shorter product lifecycles, as well as related to products that were discontinued as part of our restructuring. The improvement in gross profit and gross profit percentage is also due to the benefit received from the restructuring actions implemented during 2002, when we consolidated our manufacturing locations and relocated much of our manufacturing activity to lower cost locations, including contract manufacturers.

        Additionally, gross profit for the year ended December 31, 2003 was positively impacted by sales of raw materials. During the year ended December 31, 2003, our margin was benefited by $1.8 million due to the sale of raw material, or approximately less than 1%, as a portion of the inventory had been previously written off as excess. Gross profit for the year ended December 31, 2002 was negatively impacted by the sales of raw materials of $2.2 million with an associated cost of approximately $3.9 million, which reduced our gross margin by approximately 1%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $3.1 million, or 5%, to $62.4 million for the year ended December 31, 2003 from $59.3 million for 2002. As a percentage of net sales, selling, general and administrative expense decreased to 24% for the year ended December 31, 2003 from 26% in 2002.

        Selling expense increased $1.6 million, or 7%, to $25.3 million for the year ended December 31, 2003 from $23.7 million for 2002. Increases due to our acquisition of di/dt were partially offset by decreases related to the mix of sales between commission-earning accounts and house accounts, which are not commission-based, as well as a reduction in our sales force during 2002. Administrative expense increased $1.5 million, or 4%, to $37.1 million for the year ended December 31, 2003 from $35.6 million for 2002. The increase in administrative expense was primarily due to costs associated with our new Silicon Power Systems division, such as for salaries and legal work associated with numerous patent filings, as well as administrative expenses at di/dt.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $6.1 million, or 18% to $40.8 million for the year ended December 31, 2003 from $34.7 million for 2002. As a percentage of net sales, engineering and quality assurance expense increased to 16% for the year ended December 31, 2003 from 15% for the same period in 2002. The increases in engineering and quality assurance expenses were primarily due to higher R&D costs associated with our new silicon-based product family and engineering expenses at di/dt, partially offset by savings resulting from the closure of our Orange County, California facilities. We anticipate ongoing significant investments in research and development.

        Amortization of Intangible Assets and Goodwill Impairment.    Amortization of intangible assets decreased $1.5 million, or 30%, to $3.6 million for the year ended December 31, 2003 from $5.1 million for 2002. The decreases in amortization expense were primarily due to the write-off in 2002 of approximately $23.4 million of other intangible assets associated with the acquisition of Powec in 2000, offset by an increase in amortization expense of $0.7 million related to the intangible assets associated with the acquisition of di/dt in February 2003.

        During 2002, we performed impairment tests of goodwill in accordance with SFAS 142 and of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded impairment charges to write off approximately $67.6 million of goodwill and $23.4 million of other intangible assets, both associated with the acquisition of Powec in 2000. Amortization expense associated with these intangibles assets and goodwill for the year ended December 31, 2002 was $2.4 million.

        Other changes in intangible asset balances from period to period relate primarily to the acquisition of di/dt in February 2003 and the translation of the intangible asset balances from our subsidiaries' functional currencies into U.S. dollars.

        Restructuring Charge during Fiscal Years Ended December 31, 2003 and 2002.    Effective January 1, 2003, we adopted SFAS 146. During 2003, we recorded pre-tax restructuring charges of $3.1 million primarily related to severance payments for a reduction in headcount and consolidation of excess facilities. The facilities closure charge of $2.2 million mainly relates to continuing lease obligations for our Andover, Massachusetts facility extending through 2006. Due to the industry downturn and the slow recovery that has followed, a significant portion of our Andover facility is unused and we determined that no economic benefit will be gained from these premises through 2006. In accordance with SFAS 146, we measured and recognized a liability for the fair value of the future payments remaining on the lease. A summary of the restructuring activity recorded under SFAS 146 during the year ended December 31, 2003 is as follows (in millions):

	Restructuring Charges	Paid and Applied Against Reserve	Restructuring Liabilities at December 31, 2003
Worldwide workforce reduction	$0.9	$0.4	$0.5
Facilities closure	2.2	—	2.2

	$3.1	$0.4	$2.7

        A summary of the restructuring activity during the year ended December 31, 2003 recorded in prior years under EITF 94-3 is as follows (in millions):

	Restructuring Liabilities at January 1, 2003	Applications of Reserve	Restructuring Liabilities at December 31, 2003
Worldwide workforce reduction	$2.4	$2.4	$—
Facilities closure	5.9	2.9	3.0

	$8.3	$5.3	$3.0

        The restructuring liabilities at January 1, 2002 were accrued during 2002 and 2001 when we announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. All of these charges related to severance for a significant reduction in headcount, facilities closures and associated fixed assets write-offs for obsolete and excess equipment, and contract termination costs.

        Loss from Operations.    As a result of the items above, loss from operations decreased $208.7 million to a loss of $15.3 million for the year ended December 31, 2003 from an operating loss of $224.0 million for the same period in 2002. The decrease in operating loss is primarily due to the magnitude of restructuring and asset impairment charges that occurred during 2002 compared to 2003.

        Other Income (Expense), Net.    Net other expense was $4.5 million for the year ended December 31, 2003, compared with net other income of $0.2 million for 2002. This change is primarily due to a write-off of $5.7 million for an investment that we hold in a privately held company. This company recently went through a significant restructuring and revised its forecast as part of the valuation analysis for a planned IPO. This analysis indicated that the investment was impaired, and we wrote it down to fair value based on the valuation analysis. Additional components of other income include foreign currency translation gains as a result of the strengthening of currencies at our international locations, primarily the Norwegian Kroner and Swiss Franc.

        Benefit for Income Taxes.    The benefit for income taxes was $1.0 million for the year ended December 31, 2003 compared to the benefit for income taxes of $12.2 million for 2002. The effective income tax rate was a benefit of 5.1% for 2003 compared with a benefit of 5.5% for the same period in 2002. For the year ended December 31, 2003, we recorded a deferred income tax asset valuation allowance of approximately $5.9 million compared to $39.9 million recorded during the same period in 2002.

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

Comparison of Fiscal Year Ended December 31, 2002 with Fiscal Year Ended December 31, 2001

        General.    The discussion of our results below includes the expense associated with the Power-One 2001 Deferred Compensation Plan filed on Form S-8, October 5, 2001 (the "Plan"). Below is a summary of compensation expense and related payroll taxes recognized in our financial results associated with our match portion of the Plan; this portion of the compensation expense did not recur beyond January 2003. Amounts are pre-tax and in millions:

	Year Ended December 31,
	2002	2001
Cost of goods sold	$0.7	$0.1
Selling	0.8	0.2
Administrative	2.8	0.6
Engineering and quality assurance	2.2	0.4

	$6.5	$1.3

        Net Sales.    Net sales decreased $133.0 million, or 36%, to $230.7 million for the year ended December 31, 2002 from $363.7 million for the year ended December 31, 2001. The decrease in net sales was attributable to weakness across all product lines, particularly those related to the communications sector. Fiscal years 2002 and 2001 were characterized by an unprecedented downturn in the communications infrastructure marketplace. The primary factors that caused the decline in the communications industry were reduced capital equipment spending by both service providers and original equipment manufacturers; excess network capacity and decreased access to capital by telecom service providers; excess inventories of finished goods and components by original equipment manufacturers; and a significant slowdown in the dot.com industry. The main contributors to the decrease in net sales were weakened demand for our board-mounted DC/DC converters ("bricks") and telecom power systems. A significant portion of 2001 sales was attributable to the relatively stronger demand for bricks and telecom systems during the first three months of 2001, which at that time continued to benefit from our strong order backlog from orders placed in 2000. Our net sales during the first quarter of 2001 were $169.9 million, or 47% of total sales for that year.

        Net sales to OEMs for the year ended December 31, 2002 were $157.9 million, or 68% of net sales, compared to $250.2 million, or 69% of net sales, for the same period in 2001. Cisco Systems was the only customer to exceed 10% of net sales in the year ended December 31, 2002, with $35.7 million, or 15% of net sales. Net sales through distributors were $43.4 million, or 19% of net sales, in the year ended December 31, 2002, compared with $68.6 million, or 19% of net sales, for the same period in 2001. Net sales to service providers in the year ended December 31, 2002 were $29.4 million, or 13% of net sales, compared with $44.9 million, or 12% of net sales, for the same period in 2001.

        Net sales by markets were as follows:

	Year Ended December 31,
	2002	2001
Communications	64%	73%
Industrial	16%	11%
Transportation	6%	4%
ATE/Semiconductor test equipment	5%	4%
Medical	3%	3%
Computer and Retail	3%	3%
Other	3%	2%

Total	100%	100%

        Our combined 180-day and 90-day backlog are summarized as follows (in millions):

Backlog and bookings	December 31, 2002	December 31, 2001
Combined 180-day backlog	$32.8	$40.3
Combined 90-day backlog	$29.2	$35.1

        Our combined 180-day backlog on December 31, 2002 was $32.8 million, a decrease of 19% compared to backlog of $40.3 million on December 31, 2001. In addition to reduced bookings due to the downturn in the communications industry, our backlog also reflected shorter lead times to our customers, as a higher percentage of orders were placed and shipped during the same reporting period, and the effects of our Vendor-Managed-Inventory (VMI) initiatives.

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

        Additionally, gross profit (loss) for the year ended December 31, 2002 was negatively impacted by sales of raw materials. During the year ended December 31, 2002, we sold approximately $2.2 million of raw materials with an associated cost of approximately $3.9 million, which reduced our gross margin by approximately 1%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $13.3 million, or 18%, to $59.3 million for the year ended December 31, 2002 from $72.6 million for 2001. As a percentage of net sales, selling, general and administrative expense increased to 26% for the year ended December 31, 2002 from 20% in 2001.

        Selling expense decreased $6.7 million, or 22%, to $23.7 million for the year ended December 31, 2002 from $30.4 million for 2001. This decrease is primarily due to the rapid decline in sales that occurred from 2001 to 2002, which resulted in lower sales commission expense, and due to a reduction in our sales force. Administrative expense decreased $6.6 million, or 16%, to $35.6 million for the year ended December 31, 2002 from $42.2 million for 2001. This was primarily due to the reduction in headcount that occurred during the latter half of 2001 and during 2002, as well as other cost reductions that were then implemented.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased $4.4 million, or 11% to $34.7 million for the year ended December 31, 2002 from $39.1 million for 2001. As a percentage of net sales, engineering and quality assurance expense increased to 15% for the year ended December 31, 2002 from 11% for the same period in 2001. The decrease in engineering and quality assurance expenses is primarily due to the closure of an R&D facility and associated headcount and related cost reductions that were implemented in the latter half of 2001 and in 2002.

        Amortization of Intangible Assets and Goodwill Impairment.    Amortization of intangible assets decreased $14.0 million, or 73%, to $5.1 million for the year ended December 31, 2002 from $19.1 million for 2001. The primary driver of the decrease in amortization was the adoption of SFAS 142 which became effective on January 1, 2002. Other factors affecting the decrease in amortization expense were the impairment of goodwill and other intangible assets in 2002 and 2001.

        Effective January 1, 2002, we adopted SFAS 142. In accordance with the provisions of SFAS 142, we ceased amortizing goodwill and other intangibles that have an indefinite life resulting in a decrease in amortization expense of $6.7 million compared to the prior year.

        During the third quarter of 2002, we performed impairment tests of goodwill in accordance with SFAS 142 and of other intangible assets in accordance with SFAS 144. The results of these tests indicated that the carrying value of these assets was not recoverable, and we recorded impairment charges to write off approximately $67.6 million of goodwill and $23.4 million of other intangible assets, both associated with the acquisition of Powec in 2000. Amortization expense associated with these intangibles assets and goodwill for the year ended December 31, 2002 and 2001 was $2.4 million and $7.3 million, respectively. $4.0 million of the decrease from the prior year was due to the adoption of SFAS 142 with the remaining $0.9 million due to the write-off of the other intangible assets in the third quarter of 2002.

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

        Restructuring Charge during Fiscal Year Ended December 31, 2002 and 2001.    During 2002, we announced an extension of our restructuring program in an effort to significantly reduce our cost structure in the face of continued weakness in our industry. In accordance with EITF 94-3 we recorded pre-tax restructuring charges of $10.7 million during the year ended December 31, 2002. Included in this charge is $3.8 million for severance related to approximately 625 employees identified for termination and $6.9 million related to the closures of our Costa Mesa, California; Puerto Rico and Mexico facilities. The charges for facility closures relate primarily to continuing lease obligations and the write-off of fixed assets in those locations. Most of the remaining restructuring liabilities were paid during 2003, with the exception of those related to facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2006. A summary of the restructuring activity during the year ended December 31, 2002 is as follows (in millions):

	Restructuring Liabilities at January 1, 2002	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2002
Worldwide workforce reduction	$1.4	$3.8	$2.8	$2.4
Facilities closure	4.1	5.2	3.4	5.9
Fixed assets write-off	—	1.7	1.7	—
Contract termination costs	0.1	—	0.1	—

	$5.6	$10.7	$8.0	$8.3

        During 2001 we announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry. We recorded pre-tax restructuring charges of $25.1 million in accordance with EITF 94-3 during 2001. All of these charges related to severance for a significant reduction in headcount, facilities closures and associated fixed assets write-offs for obsolete and excess equipment, and contract termination costs.

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

        In addition, we performed an impairment test of goodwill in accordance with SFAS 142 during the third quarter of 2002 and recorded a $67.6 million impairment charge. During the third quarter we modified our long-term forecast to account for continuing weakness in our industry, which negatively impacted the results of our SFAS 142 analysis of goodwill. All of the impaired goodwill related to our acquisition of Powec in 2000, whose business was negatively impacted by a collapse in service provider spending.

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

        Benefit for Income Taxes.    The benefit for income taxes was $12.2 million for the year ended December 31, 2002 compared to the benefit for income taxes of $1.0 million for 2001. The effective income tax rate was a benefit of 6% for 2002 compared with a benefit of approximately 1% for the same period in 2001. The difference in the effective income tax rate is due to the $39.9 million deferred income tax asset valuation allowance that we recorded during the year ended December 31, 2002. Additionally, there was no tax benefit associated with the $67.6 million write-off of goodwill during 2002, as the goodwill was not deductible for income tax purposes. The deferred income tax asset valuation allowance that we recorded during the year ended December 31, 2001 was $58.8 million.

        The income tax benefit during 2002 was favorably impacted by a change in the tax law that allowed us to claim an income tax refund of $4.7 million which was recorded as a credit to income tax expense. In addition, we reversed a deferred income tax liability of $6.6 million in connection with the impairment charge of identifiable intangibles that we recorded during the third quarter of 2002.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $7.6 million, or 7%, to $99.5 million at December 31, 2003 from $107.1 million at December 31, 2002. Our primary uses of cash in 2003 consisted of cash used in operating activities of $8.6 million and $7.3 million used for the acquisition of property and equipment. Our primary sources of cash in 2003 consisted of $4.8 million provided by the sale of property and equipment primarily related to the sale of our Boston, Massachusetts facility, $1.9 million related to the issuance of common stock and $1.2 million provided from borrowings on bank credit facilities.

        Cash used in operating activities of $8.6 million included a net decrease in accounts payable and accrued expenses of $9.2 million and an increase in trade and other accounts receivable of $7.7 million. The Company made cash payments of $2.6 million for a payroll tax obligation upon the conclusion of our 2001 Deferred Compensation Plan in January 2003. We elected to pay these taxes in cash in lieu of issuing shares. The Company also included $5.7 million of cash payments relating to the Company's restructuring program. Cash used in operating activities was partially offset by the receipt of

$6.7 million from the collection of notes receivable, an investment write-off of $5.7 million, and approximately $1.2 million of stock compensation related to our employee salary deferral plan and restricted stock grants.

        At December 31, 2003, we had a long-term property loan with a bank in Norway totaling approximately $9.2 million. The loan was for the purchase of a subsidiary's office and manufacturing facility in Norway and was collateralized by the building. The loan bore interest based on the Norwegian Inter Bank Offering Rate and was payable in monthly installments until its maturity in July 2019. At December 31, 2003, the current and long-term amounts outstanding under this loan were $0.6 million and $8.6 million, respectively, at an interest rate of 7.0%. Subsequent to December 31, 2003, we elected to pay the mortgage loan in full from our cash on hand, which will significantly reduce our interest expense in the future.

        In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2003, the total outstanding balance on all credit facilities was $2.0 million at a weighted-average interest rate of 2.2%. This amount was outstanding on the Company's Swiss credit facility.

        We currently anticipate that our total capital expenditures for 2004 will be in the range of $7 to $10 million. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        We identified and disclosed all significant off balance sheet arrangements and related party transactions in the following paragraphs.

        Operating Leases.    We enter into operating leases where the economic climate is favorable. The liquidity impact of operating leases is not material.

        Purchase Commitments.    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices were reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

        Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have contingent purchase price increases related to past acquisitions. Under terms of the acquisition agreements, we may be obligated to make payments to certain former shareholders of acquired companies related to future financial performance. The maximum additional amount that may be incurred in 2004 under the earn-out agreements is $0.1 million in cash and up to 0.5 million shares of Power-One common stock. No earn-out provisions extend beyond the year ending December 31, 2004.

        Related Parties.    We maintain minority ownership in a number of investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing some of our excess SMT manufacturing equipment and a note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $1.2 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the investment in the contract manufacturer is accounted for under the cost method, since we do not have significant influence on the contract manufacturer and own approximately 10% of the common equity. During 2003 we recorded an impairment charge on this investment of $5.7 million.

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

        O'Melveny & Myers LLP ("OMM") provides general legal services to us. A former OMM partner, now retired, has been a member of our Board of Directors since 2000. OMM's legal services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        Stephens, Inc. ("Stephens") is a significant stockholder and provides financial advisory services to us. A former officer of Stephens, now retired, is also a director of the Company. Stephens' financial advisory services are billed on an arms-length transaction basis, and are not material to our results of operations, cash flows or financial condition.

        In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $12.4 million consisting of cash and common stock, including the note receivable from, and cost basis investment in, di/dt prior to the acquisition. In addition, a cash bonus of approximately $1.0 million was granted to the original founders of di/dt. Lastly, we agreed to pay up to an additional 1.0 million in Power-One common stock as earn-out to the former di/dt shareholders contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004, of which 0.5 million shares were issued subsequent to the acquisition date. The maximum additional shares that may be issued under the earn-out agreement is 0.5 million shares, which is payable in varying installments for results through December 31, 2004. We held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

        Summary of Contractual Obligations and Commitments.    Total debt disclosed in the table below excludes $9.2 million paid in February 2004 related to the Norwegian mortgage. A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Total Debt	Operating Leases	Non-Cancelable Purchase Orders	Total
2004	$2.0	$6.1	$4.9	$13.0
2005	—	5.3	—	5.3
2006	—	4.0	—	4.0
2007	—	2.8	—	2.8
2008	—	2.5	—	2.5
2009 and thereafter	—	4.3	—	4.3

Total	$2.0	$25.0	$4.9	$31.9

        Approximately $5.2 million of the operating lease commitments above were reserved for in the restructuring charge accrual as of December 31, 2003.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities at December 31, 2003, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings. The table below excludes amounts paid in February 2004 related to the Norwegian mortgage.

	Expected Maturity Date
								Fair Value
	2004	2005	2006	2007	2008	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (CHF 2.5)	$2.0	—	—	—	—	—	$2.0	$2.0
Average Interest Rate	2.2%						2.2%

        Foreign Currency. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Changes in the U.S. dollar versus foreign currencies impact our operating margins and can generate gains and losses on intercompany transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2003, we had not entered into any significant foreign exchange contracts.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A—DISCLOSURE CONTROLS AND PROCEDURES

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of December 31, 2003, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

        There have been no significant changes in the Company's internal controls, or in factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information relating to our directors and nominees required by this item will be contained under the caption "Proposal 1: Election of Directors" in our definitive Proxy Statements related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this item is included herein in Part I under the caption "Executive Officers of the Registrants," and such information is incorporated by reference into this section.

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16 Beneficial Ownership Reporting Compliance" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and such information is incorporated herein by reference.

        The information required pursuant to Item 406 of Regulation S-K is included herein in Part I.

        We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and all associated principal corporate and divisional/business unit financial managers. This code of ethics is posted in the "Governance" section within the "Investor Relations" pages of our Website. The Internet address for our Website is www.power-one.com.

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, within the "Governance" section of our website per the address specified above.

ITEM 11—EXECUTIVE COMPENSATION

        The information required for by this item will be contained under the caption "Executive Officer Compensation" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item will be contained under the caption "Other Information—Certain Relationships and Related Transactions" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item will be contained under the captions "Ratification of Independent Auditors—Principal Accountant Fees and Services" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2003, to be held on May 4, 2004, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Annual Report on Form 10-K:

(a)(2)    SCHEDULES

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference.

POWER-ONE, INC.	Page
Schedule II: Valuation and Qualifying Accounts	S-1

(b)         Reports on Form 8-K

        On October 30, 2003, the Company furnished a Current Report on Form 8-K announcing third quarter financial results (unaudited Consolidated Financial Statements for this period were furnished with this report).

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
Date: March 11, 2004

POWER OF ATTORNEY

        We the undersigned directors and officers of Power-One, Inc. hereby constitute and appoint Steven J. Goldman and Eddie K. Schnopp, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Annual Report on Form 10-K, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ STEVEN J. GOLDMAN (Steven J. Goldman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004
/s/ EDDIE K. SCHNOPP (Eddie K. Schnopp)	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004
/s/ KENDALL R. BISHOP (Kendall R. Bishop)	Director	March 11, 2004
/s/ DR. HANSPETER BRÄNDLI (Dr. Hanspeter Brändli)	Director	March 11, 2004
/s/ JON E. M. JACOBY (Jon E. M. Jacoby)	Director	March 11, 2004
/s/ JAY WALTERS (Jay Walters)	Director	March 11, 2004
/s/ MARK MELLIAR-SMITH (Mark Melliar-Smith)	Director	March 11, 2004

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Power-One, Inc.:

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 15, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

Deloitte & Touche LLP
Los Angeles, California
March 3, 2004

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
NET SALES	$256,334	$230,656	$363,727
COST OF GOODS SOLD	161,668	234,662	357,930

GROSS PROFIT (LOSS)	94,666	(4,006)	5,797
EXPENSES:
Selling, general and administrative	62,427	59,321	72,617
Engineering and quality assurance	40,780	34,663	39,077
Amortization of intangibles	3,622	5,139	19,079
Restructuring costs	3,128	10,690	25,074
Impairment of goodwill	—	67,587	11,058
Asset impairment	—	42,629	22,714

Total expenses	109,957	220,029	189,619

LOSS FROM OPERATIONS	(15,291)	(224,035)	(183,822)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	1,644	1,758	3,817
Interest expense	(1,042)	(1,133)	(2,497)
Other income (expense), net	(4,484)	166	(4,350)

Total interest and other income (expense)	(3,882)	791	(3,030)

LOSS BEFORE BENEFIT FOR INCOME TAXES	(19,173)	(223,244)	(186,852)
BENEFIT FOR INCOME TAXES	(969)	(12,240)	(949)

NET LOSS	$(18,204)	$(211,004)	$(185,903)

BASIC AND DILUTED LOSS PER SHARE	$(0.22)	$(2.62)	$(2.36)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	82,539	80,396	78,759

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,507	$107,109
Accounts receivable:
Trade, less allowance for doubtful accounts of $4,395 in 2003 and $6,559 in 2002	55,823	49,395
Other	10,511	7,379
Notes receivable	804	3,000
Inventories	51,215	48,751
Refundable income taxes	1,149	122
Property held for sale	4,529	7,573
Prepaid expenses and other current assets	3,710	6,526

Total current assets	227,248	229,855
PROPERTY AND EQUIPMENT, net	59,631	59,436
GOODWILL, net	29,141	23,990
OTHER INTANGIBLE ASSETS, net	28,135	26,948
NOTES RECEIVABLE	—	4,485
OTHER ASSETS	5,722	16,149

TOTAL	$349,877	$360,863

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$1,993	$717
Current portion of long-term debt	9,185	572
Accounts payable	35,430	27,004
Restructuring reserve	5,660	8,252
Deferred income taxes	2,499	1,773
Other accrued expenses	17,861	33,641

Total current liabilities	72,628	71,959
LONG-TERM DEBT, less current portion	—	8,908
DEFERRED INCOME TAXES	1,049	61
OTHER LIABILITIES	881	797
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000,000 shares authorized; 83,308,554 and 79,998,619 shares issued and outstanding at December 31, 2003 and 2002, respectively, net of 100,002 treasury shares	83	80
Additional paid-in capital	595,449	586,038
Deferred compensation	(662)	—
Accumulated other comprehensive income	24,047	18,414
Accumulated deficit	(343,598)	(325,394)

Total stockholders' equity	275,319	279,138

TOTAL	$349,877	$360,863

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
NET LOSS	$(18,204)	$(211,004)	$(185,903)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	5,633	24,327	(3,725)

COMPREHENSIVE LOSS	$(12,571)	$(186,677)	$(189,628)

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock—$.001 Par Value		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, DECEMBER 31, 2000	78,497,574	$78	$564,325	$—	$(2,188)	$71,513	$633,728
Net loss						(185,903)	(185,903)
Other comprehensive loss:
Cumulative translation adjustment					(3,725)		(3,725)

Total comprehensive loss							(189,628)

Issuance of common stock under stock option and purchase plans	486,026	1	3,260				3,261
Stock compensation	1,172		2,185				2,185
Issuance of common stock in connection with acquisition	28,154		657				657
Treasury Stock	(100,002)

BALANCE, DECEMBER 31, 2001	78,912,924	79	570,427	—	(5,913)	(114,390)	450,203
Net loss						(211,004)	(211,004)
Other comprehensive loss:
Cumulative translation adjustment					24,327		24,327

Total comprehensive loss							(186,677)

Issuance of common stock under stock option and purchase plans	1,005,798	1	5,240				5,241
Stock compensation	79,897		10,371				10,371

BALANCE, DECEMBER 31, 2002	79,998,619	80	586,038	—	18,414	(325,394)	279,138
Net loss						(18,204)	(18,204)
Other comprehensive loss
Cumulative translation adjustment					5,633		5,633

Total comprehensive loss							(12,571)

Issuance of common stock under stock option and purchase plans	652,159	1	1,939				1,940
Stock compensation	1,042,314	1	(739)	(662)			(1,400)
Issuance of common stock in connection with acquisition	1,615,462	1	8,211				8,212

BALANCE, DECEMBER 31, 2003	83,308,554	$83	$595,449	$(662)	$24,047	$(343,598)	$275,319

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,204)	$(211,004)	$(185,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization (b)	16,049	20,900	36,500
Goodwill impairment	—	67,587	11,058
Asset impairment (c)	—	45,260	28,901
Inventory write-off	—	73,029	110,313
Investment write-off (a)(b)	5,723	—	2,750
Capitalized financing costs write-off	—	—	1,121
Tax obligation associated with the deferred compensation plan (d)	(2,588)	—	—
Stock compensation	1,188	10,371	2,185
Exchange (gain) or loss	(1,657)	(1,348)	215
Net loss on disposal of property and equipment	360	156	317
Deferred income taxes	1,610	(8,543)	970
Changes in operating assets and liabilities:
Accounts receivable, net	(7,685)	423	62,283
Notes receivable	6,681	4,451	—
Inventories	(103)	31,550	(11,726)
Refundable income taxes	(1,109)	5,105	(5,227)
Prepaid expenses and other current assets	2,934	(671)	(1,279)
Accounts payable	7,373	5,121	(51,761)
Accrued expenses	(16,574)	(14,040)	(6,383)
Restructuring reserve	(2,620)	2,832	5,308
Other liabilities	49	248	(124)

Net cash provided by (used in) operating activities	(8,573)	31,427	(482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,316)	(7,011)	(30,539)
Technology investment	—	(2,000)	(3,605)
Proceeds from sale of property and equipment	4,782	504	133
Other assets	(553)	(72)	3,338
Investment in Powec, net of cash acquired	—	(70)	(6,335)
Investment in di/dt, net of cash acquired	(591)	—	—

Net cash used in investing activities	(3,678)	(8,649)	(37,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	1,234	1,911	19,143
Repayments of borrowings on bank credit facilities	—	(2,833)	(26,690)
Bank overdraft	(11)	(773)	(12,080)
Proceeds from borrowings on long-term debt	—	—	1,482
Repayments of borrowings on long-term debt	(687)	(1,635)	(4,008)
Principal payments under long-term capital leases	(58)	(272)	(548)
Sale and issuance of common stock	1,940	5,241	3,261

Net cash provided by (used in) financing activities	2,418	1,639	(19,440)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,231	3,021	(512)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,602)	27,438	(57,442)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	107,109	79,671	137,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,507	$107,109	$79,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$960	$1,348	$1,766
Income taxes	$1,151	$(12,746)	$(1,718)

(a)
The total investment write-off for the year ended December 31, 2003 related to an investment in a privately held company and was recorded as other expense.

See notes to consolidated financial statements.

(b)
The total investment write-off for the year ended December 31, 2001 related to technology was $7,538 of which $4,788 was recorded as amortization of intangibles and $2,750 was recorded as other expense.

(c)
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

(d)
The total number of shares issued on January 31, 2003 (the "Payment Date") in connection with this plan was approximately 0.9 million shares which is net of approximately 0.5 million shares that were withheld to satisfy the employees' tax obligation. The Company paid the tax obligation of $2.6 million in cash in lieu of issuing shares.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On February 14, 2003, the Company acquired all the capital stock of di/dt, Inc. for approximately 1.4 million shares of the Company's common stock valued at $6.3 million and $1.0 million cash and acquisition costs.

        In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$7,516
Fair value of goodwill	2,183
Fair value of product technology	3,818
Cash paid for di/dt's capital stock and acquisition costs	(966)
Prior investment in di/dt	(5,074)
Fair value of stock issued for di/dt's capital stock	(6,337)

Liabilities assumed	$1,140

        Subsequent to the acquisition date and during 2003, the Company distributed a total of 0.3 million shares of the Company's common stock to former di/dt shareholders in connection with the earn-out provision of the acquisition. The earn-out payments valued at $1.9 million were recorded as additional goodwill.

        During the fourth quarter of 2002, the Company contributed certain non-cash assets to a contract manufacturer in Asia in exchange for approximately 10% of the common stock of that contract manufacturer. The Company contributed some of its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.0 million and approximately $5.2 million of a note receivable from the contract manufacturer held by the Company. During 2003, $5.7 million of the investment was written off as this privately held company recently went through a significant restructuring and revised its forecast as part of the valuation analysis for a planned IPO. This analysis indicated that the investment was impaired, and the Company wrote the investment down to fair value based on the valuation analysis performed.

        During the second quarter of 2001, the Company issued 28,154 shares of the Company's common stock valued at $0.7 million in addition to $6.3 million in cash, to the sellers of Powec as additional consideration pursuant to the terms of the acquisition agreement for 2000 operational performance.

        In the fourth quarter of 2001, the Company exchanged a customer's outstanding trade accounts receivable balance of $16.5 million for a note receivable with scheduled repayment terms.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 31, 2003, 2002 and 2001 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31.

        The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, Norway, Switzerland, China, Slovakia and at several contract manufacturers located throughout the world, predominantly in Asia.

        The Company operates in one industry segment which consists of the design, development and manufacture of power conversion products primarily for the communications infrastructure market. The Company sells its products and grants credit to customers in this industry, primarily in the United States, Europe, and Asia. Net sales to Cisco Systems, the Company's largest customer, was approximately 15% of sales during the years ended December 31, 2003, 2002 and 2001. Solectron and certain of its subsidiaries, which are contract manufacturers for Cisco Systems, represented approximately 13% of the Company's trade accounts receivable balance as of December 31, 2003 and 2002.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

        Principles of Consolidation—The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions were eliminated. The Company includes in its statement of operations its pro rata share of the financial results of investments accounted for under the equity method.

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

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," (SAB 104).

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

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the double declining balance and straight-line methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever is shorter. Property and equipment held for sale has been classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets."

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher AG in 1998, of IPD in 1999, and of di/dt, Inc. in 2003, which were allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets other than goodwill using the methodology prescribed in SFAS 144. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

        Restructuring Costs—In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit and disposal activities that are initiated after

December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. Effective January 1, 2003, the Company adopted and recorded restructuring charges in accordance with SFAS 146. Through December 31, 2002, the Company recorded restructuring charges in accordance with EITF Issue 94-3. Restructuring costs relate to the downsizing of our operations and primarily consisted of specific charges that had been incurred and were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs.

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

        Additionally, the Company's subsidiary Power-One Limited operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from this or any other overseas subsidiaries, as there is no intent to remit any such earnings.

        The Company's operations in Mexico, which were closed at the end of 2002, were subject to various income and corporate taxes on earnings generated in Mexico under the Maquiladora Program.

        Deferred Income Tax Asset Valuation Allowance—The Company records a deferred income tax asset in jurisdictions where it generates a loss. The Company also records a valuation allowance against these deferred income tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

        Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statements of Operations that were made at fair market value.

        SFAS 123, "Accounting for Stock-Based Compensation," encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the "disclosure only" alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," the required pro forma disclosure is shown below (in millions, except per share data).

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(18.2)	$(211.0)	$(185.9)
Add: Stock-based employee compensation expense included in reported net loss	1.2	0.9	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(23.5)	(24.6)	(22.8)

Pro forma net loss	$(40.5)	$(234.7)	$(208.7)

Loss per share:
Basic and Diluted—as reported	$(0.22)	$(2.62)	$(2.36)
Basic and Diluted—pro forma	$(0.49)	$(2.91)	$(2.65)

        The pro forma amounts for the fiscal years ended December 31, 2003, 2002 and 2001 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.5%	4.2%	4.9%
Volatility	72.1%	94.7%	111.9%
Option life, years	5.9	5.8	6.5
Dividends	—	—	—
Fair value of options granted, millions	$13.9	$3.3	$28.1

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

        Warranties—The Company generally offers its customers a two-year warranty on all products sold, although warranty periods may vary by product type and application. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred. The Company has adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees on Indebtedness of Others," regarding warranties.

        Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In addition, this statement requires hedge accounting when certain conditions are met. The Company did not hold any derivative financial instruments during the years presented.

        Fair Value of Financial Instruments—The recorded values of accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of notes receivable, notes payable to banks, long-term debt and other liabilities approximate fair value, as interest is tied to or approximates market rates.

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia; periodically monitors its exposure to credit losses; and maintains allowances for anticipated losses. Cisco Systems was the only customer to exceed 10% of net sales in the years ended December 31, 2003, 2002 or 2001.

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

        Reclassifications—Certain prior year amounts were reclassified to conform to the current year presentation.

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

        Recent Pronouncements and Accounting Changes—In December 2003, the FASB issued Interpretation No. 46 (FIN 46R), "Consolidation of Variable Interest Entities." This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN 46R did not have a material impact on the Company's financial condition or results of operations.

NOTE 3. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

        During 2002, the Company announced an addition to the 2001 restructuring program, which was a response to macroeconomic and capital spending issues affecting the communications industry, and recorded pre-tax charges of $10.7 million in accordance with EITF 94-3 related to the restructuring of the Company's operations and pre-tax goodwill and asset impairment charges of $67.6 million and $42.6 million in accordance with SFAS 142 and SFAS 144, respectively.

        During 2003, the Company announced a restructuring plan and recorded pre-tax charges of $3.1 million in accordance with SFAS 146 related to the restructuring of the Company's manufacturing and engineering facilities.

        The restructuring costs and asset impairment charges are classified as operating expenses. See Note 15 for additional disclosure on the impairment of intangible assets.

Restructuring Costs

        The restructuring plans include a worldwide workforce reduction, consolidation of excess facilities and write-off of fixed assets therein, contract termination charges, and other shutdown costs. As of December 31, 2003 the remaining restructuring obligations relate to severance and facilities closures. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007. The 2003 restructuring charges recorded for the year ended December 31, 2003 in accordance with SFAS 146 are comprised of the following (in millions):

	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2003
Worldwide workforce reduction	$0.9	$0.4	$0.5
Facilities closure	2.2	—	2.2

	$3.1	$0.4	$2.7

        A summary of the restructuring activity under EITF 94-3, recorded in prior years, during the year ended December 31, 2003 is as follows (in millions):

	Restructuring Liabilities at January 1, 2003	Applications of Reserve	Restructuring Liabilities at December 31, 2003
Worldwide workforce reduction	$2.4	$2.4	$—
Facilities closure	5.9	2.9	3.0

	$8.3	$5.3	$3.0

        A summary of the restructuring activity during the year ended December 31, 2002 is as follows (in millions):

	Restructuring Liabilities at January 1, 2002	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2002
Worldwide workforce reduction	$1.4	$3.8	$2.8	$2.4
Facilities closure	4.1	5.2	3.4	5.9
Fixed assets write-off	—	1.7	1.7	—
Contract termination costs	0.1	—	0.1	—

	$5.6	$10.7	$8.0	$8.3

        The 2003, 2002 and 2001 restructuring charges are comprised of the following (in millions):

	Restructuring Costs Year Ended December 31,
	2003	2002	2001
Worldwide workforce reduction	$0.9	$3.8	$11.0
Facilities closure	2.2	5.2	7.6
Fixed asset write-off	—	1.7	3.1
Contract termination costs	—	—	3.4

Total	$3.1	$10.7	$25.1

2003 Restructuring Costs

        The $0.9 million of restructuring charge for workforce reduction during 2003 is related to approximately 49 positions eliminated during the fourth quarter of 2003, of which 27 were located in Norway and 22 were located in Andover, Massachusetts. The reductions in Norway are comprised of manufacturing positions and are part of the Company's plan to consolidate manufacturing facilities internally and shift production to outside contract manufacturers. The remaining severance and related benefits are expected to be paid out during 2004.

        The facilities closure charge of $2.2 million mainly represents continuing lease obligations for the Andover, Massachusetts facility, which has been partially vacated with no future economic benefit. Due to the industry downturn and the slow recovery that has followed, a significant portion of these premises is unused and the Company has determined that no economic benefit will be gained from a portion of this facility. In accordance with SFAS 146, the Company measured and recognized a liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents. The Company expects that this liability will be paid out by 2007.

2002 Restructuring Costs

        The $3.8 million restructuring charge for workforce reduction during 2002 related to approximately 625 positions identified for elimination, of which approximately 400 positions were located in Puerto Rico and Mexico, including 300 manufacturing positions. Of the remaining positions identified for elimination, approximately 175 were located in the United States, including 100 manufacturing positions, and the balance of approximately 50 were located at the Company's other overseas locations, primarily in Europe. As of December 31, 2002, approximately 450 of the 625 employees had been released. The remaining positions were eliminated during 2003, and the remaining severance and related benefits were paid out during 2003 as well.

        The $5.2 million charge for facilities closures during 2002 was related to office space and facilities that were vacated with no future economic benefit. This charge included the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2006. The Company facilities vacated are located in Costa Mesa, California; Mexico; and Puerto Rico. In connection with these closures, the Company recorded a charge of approximately $1.7 million for the write down of fixed assets at these locations during 2002.

2001 Restructuring Costs

        During 2001, the $11.0 million restructuring charge for workforce reduction was related to approximately 4,650 positions identified for elimination, of which approximately 3,900 were manufacturing positions located in the Dominican Republic and Mexico. Of the remaining positions identified for elimination, approximately 575 were located in the United States and the balance of approximately 175 were located at the Company's other overseas locations, primarily in Europe. As of December 31, 2001, approximately 4,620 employees had been released, with the remaining positions eliminated during the first quarter of 2002.

        The $7.6 million charge for facilities closures was related to office space and facilities that were vacated with no future economic benefit. The charges include the write-off of existing leasehold improvements as well as payments for continuing lease obligations. The Company facilities that were vacated were located in Irvine, California; Boston, Massachusetts; Andover, Massachusetts; Round Rock, Texas; Mexico; Ireland; Switzerland; and other smaller offices in Europe.

        The provision for contract termination costs of $3.4 million was primarily related to cancellation charges incurred to release the Company of certain purchase obligations to a significant supplier. Under the terms of the cancellation agreements, no future delivery of products or services would be made to the Company.

Impairment of Fixed Assets and Purchased Intangible Assets

        During 2002, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. The Company identified $21.3 million of certain long-lived assets that were held for sale, which were written down to a fair value, less estimated cost of disposition, of $7.6 million. The impairment charge associated with these assets was $13.7 million. These assets included manufacturing equipment as well as a facility. The Company determined fair value primarily through obtaining market quotes from third party sources. Further, the Company identified $28.9 million of certain intangible assets and other fixed assets at one of its subsidiaries with continuing operations whose carrying values are not expected to be recovered from future cash flows. These assets included certain intangibles associated with the acquisition of Powec in 2000, primarily customer relationships and product technology, as well as an owned facility in Norway. These were also written down to fair value, which was determined by using discounted cash flows for the intangible assets and a third-party appraisal for the facility. Asset impairment charges associated with SFAS 144 totaled $42.6 million for the year ended December 31, 2002.

        In addition, the Company performed an impairment test of goodwill in accordance with SFAS 142 during 2002 and determined that it would record a $67.6 million impairment charge. During 2002 the Company modified its long-term forecast to account for continuing weakness in its industry, which negatively impacted the SFAS 142 analysis of discounted cash flows. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business was negatively impacted by a collapse in service provider spending. As of December 31, 2002, there was no remaining goodwill related to the Powec acquisition.

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

        During 2001, the Company also recognized a pre-tax impairment charge of $19.4 million related to certain intangible assets that were acquired in past business combinations, primarily goodwill associated with the purchase of a product line from Eldec in 2000, and the Melcher trade name acquired in 1998. The Company decided to discontinue the older product line that was acquired from Eldec as part of the Powec acquisition and to transition those customers into other, newer product lines. Accordingly, the net book value of the goodwill associated with the acquisition of the Eldec product line, or $11.0 million, was written off completely. The Company also decided to replace the Melcher trade name with the Power-One trade name worldwide, and completed the transition to the Power-One trade name in 2001. Accordingly, since the Melcher trade name was no longer being used, its net book value of $7.5 million was written off completely. The balance of other intangible items written off related to assembled workforces acquired in previous business combinations that were laid off as part of the Company's 2001 restructuring program.

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

        The purchase price for di/dt was approximately $12.4 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million; and $1.0 million in cash and acquisition costs. In addition to the $12.4 million purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense, and the Company agreed to pay up to an additional 1.0 million shares of the Company's common stock as earn-out to former di/dt shareholders. The earn-out is payable in varying installments for results through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. During 2003, a total of 0.3 million shares of Company's common stock were distributed as part of the earn-out to former di/dt shareholders. Subsequent to December 31, 2003, an additional 0.2 million shares of the Company's common stock were distributed as part of the earn-out to former di/dt shareholders. The maximum additional amount that may be incurred in 2004 under the earn-out agreement is 0.5 million shares. No earn-out provisions extend beyond the year ending December 31, 2004.

        The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the fiscal year ended December 31, 2003, include ten months of di/dt's operations. No pro forma information is included herein, as di/dt is not material to the Company's financial position or operations.

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

NOTE 5. INVENTORIES

        Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 31,
	2003	2002
Raw materials	$28.5	$33.4
Subassemblies-in-process	5.0	5.9
Finished goods	17.7	9.5

	$51.2	$48.8

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

        During 2001, the Company recorded an inventory charge of $110.3 million to cost of good sold related to revaluation of its inventory on-hand to lower of cost or market, excess and obsolete inventory, and costs associated with discontinued products.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	December 31,
	2003	2002
Land	$0.5	$0.5
Buildings (useful lives of 20 - 30 years)	12.2	11.8
Factory and office equipment (useful lives of 3 to 10 years)	76.0	73.5
Vehicles (useful lives of 3 to 7 years)	0.8	0.8
Leasehold improvements (useful lives of 5 to 10 years)	12.3	10.9
Construction in progress	8.5	4.9

	110.3	102.4
Less accumulated depreciation and amortization	50.7	43.0

	59.6	$59.4

        During 2003, the Company sold one of its closed facilities that was held for sale for $4.8 million and recorded a gain on sale of approximately $0.2 million. Property and equipment held for sale of $4.5 million and $7.6 million at December 31, 2003 and 2002, respectively, consist of land and building at various locations that were closed.

NOTE 7. CREDIT FACILITIES AND BORROWINGS

        At December 31, 2003, the Company had a long-term property loan with a bank in Norway totaling approximately $9.2 million. The loan was for the purchase of a Company subsidiary's office and manufacturing facility in Norway and was collateralized by the building. The loan bore interest based on the Norwegian Inter Bank Offering Rate, a rate similar to the London Inter Bank Offering Rate or LIBOR, and was payable in monthly installments until its maturity in July 2019. At December 31, 2003, the current amount outstanding under this loan was $9.2 million, at an interest rate of 7.0%. Subsequent to December 31, 2003, the Company elected to pay the mortgage loan in full from cash on hand, which will significantly reduce interest expense in the future.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2003, the total outstanding balance on all credit facilities was $2.0 million at a weighted-average interest rate of 2.2%. This amount was outstanding under the Company's Swiss credit facility.

NOTE 8. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	December 31,
	2003	2002
Accrued bonuses	$1.6	$1.0
Accrued payroll and related expenses	5.6	4.7
Accrued warranties	3.3	3.8
Accrued supplier liabilities	1.8	12.4
Other accrued expenses	5.6	11.7

	$17.9	$33.6

        The decrease in other accrued expenses was primarily due to the settlement of a tax contingency in Europe and the settlement of supplier liabilities.

NOTE 9. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various date through 2014 in North America and 2009 in Europe and Asia.

        Additionally, the Company also leases several vehicles with leases expiring in 2005.

        Future minimum lease payments for operating leases as of December 31, 2003 are as follows (in millions):

Years Ending December 31,	Operating Leases
2004	$6.1
2005	5.3
2006	4.0
2007	2.8
2008	2.5
2009 and thereafter	4.3

Total minimum lease payments	$25.0

        Total rent expense was approximately $5.9 million, $5.1 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Approximately $5.2 million of operating lease commitments above were reserved for in the restructuring charge accrual as of December 31, 2003.

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

        As a result of the January 2, 2003 ruling, by stipulation of Vicor and the Company (mutually agreed to for purposes of judicial efficiency and acceleration of appeal) judgment of non-infringement was entered in the Company's favor on June 20, 2003. Vicor has appealed this judgment, seeking appellate review of the January 2, 2003 claims construction ruling. For judicial economy, the appellate court has consolidated the Company's appeal with related appeals of other parties defending patent claims asserted by Vicor under the same patent at issue in the Company's case. The appellate proceedings are pending.

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

NOTE 10. COMMON STOCK

        Deferred Compensation Plan—On October 4, 2001, the Company's Board of Directors approved a Deferred Compensation Plan (the "Deferred Plan"). The purpose of the Deferred Plan was to motivate and retain eligible employees and non-employee directors by permitting them to defer compensation into stock units that would be paid out in the form of shares of the Company's common stock in January 2003. For the period beginning on October 22, 2001 and ending on October 20, 2002 (the "Deferral Period"), eligible employees elected irrevocably to defer up to 50% of their base salary and eligible directors elected irrevocably to defer up to 100% of their compensation related to regularly scheduled meetings. The Company matched the deferral at 100% in January 2003. The Deferred Plan provided for these amounts to be settled in the Company's common stock on the first day following the first public release of actual earnings of the Company for the fiscal year ending December 31, 2002, which was January 31, 2003 (the "Payment Date"). For participants under the Plan as of October 31, 2001, the number of shares of the Company's common stock distributed to the employee or director on the Payment Date was equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by $6.00. Participants (i.e. new employees) entering the Plan after October 31, 2001 received a number of shares of the Company's common stock on the Payment Date equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by the average of the Company's stock price over the ten trading days preceding the first day of the Company's applicable pay period which follows the participant's irrevocable election to participate.

        The Company recognized the amount deferred by the employees and directors as compensation expense ratably during the Deferral Period. The Company recognized the amount matched by the Company as compensation expense ratably during the period beginning on October 22, 2001 and ending on the Payment Date. Compensation expense recognized by the Company was equal to the total number of shares to be distributed to each employee and director multiplied by the fair market value on the measurement date, October 18, 2001. For the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $0.5 million, $9.5 million and $2.2 million in compensation expense related to the Deferred Plan, respectively.

        The stock unit equivalent of the amount deferred by the employee vested at the end of each pay period, whereas the stock unit equivalent of the Company's match vested on the Payment Date. The Plan provided for certain prorating of vesting and for distribution of shares in the event employment or director service ends (either voluntarily or involuntarily) before the Payment Date. At December 31, 2002 and 2001, there were approximately 0.7 million and 0.1 million stock units vested, respectively, under the Deferred Plan. Additionally, as of December 31, 2002 approximately 0.1 million shares of the Company's common stock had been issued in connection with the provisions of the Plan relating to terminations of employment prior to the Payment Date. The total number of shares issued on the Payment Date in connection with this plan was approximately 0.9 million shares which is net of approximately 0.5 million shares that were withheld to satisfy the employees' tax obligation. The Company paid the tax obligation of $2.6 million in cash in lieu of issuing shares.

        Stock Options, Restricted Stock, and Restricted Stock Units—In February 1996, the Board of Directors approved a stock option plan for the issuance of 3.0 million shares of common stock (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. The Company can issue either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. At December 31, 2003, 16.7 million shares were reserved under the 1996 plan, of which 3.0 million were available for future grants. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. In connection with the issuance of stock options in 1997 and 2002, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $0.2 million and $0.9 million, respectively, which is being amortized over the vesting periods of the options. For the year ended December 31, 2002, the Company recognized compensation expense of $0.9 million. There was no material compensation expense recorded in 2003 and 2001. For the year ended December 31, 2003, the Company issued 0.3 million restricted stock shares and stock units, resulting in compensation expense of $0.6 million and deferred compensation of $0.7 million.

        In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the "2001 Plan"). The Company can only issue non-qualified stock options under the 2001 Plan, and may not issue options under the 2001 Plan to a member of the Board of Directors or an executive officer (i.e. an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). At December 31, 2003, approximately 0.2 million shares of common stock were available for future grants under the 2001 Plan. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. Options granted under the 2001 Plan generally vest over four years. All options under the 2001 Plan were granted at fair market value.

        Total options exercisable under both the 1996 and 2001 Plans as of December 31, 2003, 2002 and 2001 were 5.6 million, 4.7 million and 3.2 million, respectively.

        Stock option activity of the Company is as follows:

	Millions of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding—December 31, 2000	8.6	$0.33 - $83.75	$12.43
Options granted	5.0	$5.77 - $35.88	$7.03
Options exercised	(0.4)	$0.33 - $20.88	$4.26
Options cancelled	(1.0)	$0.50 - $83.75	$12.94

Options outstanding—December 31, 2001	12.2	$0.33 - $83.75	$10.43
Options granted	0.6	$0.10 - $10.78	$5.63
Options exercised	(1.0)	$0.10 - $ 5.77	$5.13
Options cancelled	(0.7)	$2.05 - $83.75	$12.53

Options outstanding—December 31, 2002	11.1	$0.10 - $83.75	$10.51
Options granted	3.4	$4.31 - $12.46	$5.89
Options exercised	(0.6)	$0.10 - $ 9.00	$2.78
Options cancelled	(1.2)	$2.05 - $83.75	$13.15

Options outstanding—December 31, 2003	12.7	$0.34 - $83.75	$9.39

        The following table summarizes information regarding options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 0.34 - $ 3.46	2.2	3.92 yrs	$1.55	1.8	$1.40
$ 3.61 - $ 4.67	1.7	7.80 yrs	$4.64	0.6	$4.65
$ 4.69 - $ 5.77	3.3	7.78 yrs	$5.73	0.6	$5.71
$ 5.86 - $ 8.92	2.3	8.96 yrs	$6.72	0.2	$7.80
$ 8.99 - $20.88	1.6	6.45 yrs	$15.09	1.2	$14.98
$20.88 - $42.31	1.3	6.39 yrs	$23.40	0.9	$22.99
$47.50 - $83.75	0.3	6.54 yrs	$55.66	0.3	$55.71

$ 0.34 - $83.75	12.7	7.00 yrs	$9.39	5.6	$11.47

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. Substantially all of the Company's domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever is lower. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 2003, 2002 and 2001 there were 0.3 million, 0.2 million and 0.2 million shares issued cumulatively under this plan, respectively.

NOTE 11. BUSINESS GEOGRAPHICAL LOCATIONS

        The Company has manufacturing and research and development operations in the United States, Dominican Republic, Switzerland, Slovakia, Norway, Ireland and Asia. The following table summarizes the Company's revenues and long lived assets in different geographic locations (in millions):

	Year Ended December 31,
	2003	2002	2001
Revenues:(a)
United States	$96.0	$91.0	$189.1
Canada	13.8	10.1	29.7
United Kingdom	16.1	17.8	33.7
Other European countries	80.2	66.0	68.3
Malaysia	25.7	21.9	5.9
Other Asia countries	19.8	15.2	27.2
Other foreign countries	4.7	8.7	9.8

Total	$256.3	$230.7	$363.7

Long-Lived Assets:
United States	$70.4	$67.9
Norway	12.1	8.4
Dominican Republic	10.3	18.5
Switzerland	19.7	19.4
Other foreign countries	9.0	19.9

Total	$121.5	$134.1

(a)
Revenues are attributable to countries based on location of customer.

NOTE 12. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2003	2002	2001
United States	$(20.7)	$(78.9)	$(140.8)
Non-United States	1.5	(144.3)	(46.1)

Total	$(19.2)	$(223.2)	$(186.9)

        The components of benefit for income taxes are as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(4.7)	$(6.5)
State	—	—	0.5
Foreign	(2.7)	(0.3)	4.7

Total current	(2.7)	(5.0)	(1.3)
Deferred:
Federal	—	—	1.1
State	—	—	0.2
Foreign	1.7	(7.2)	(1.0)

Total deferred	1.7	(7.1)	0.3

Benefit for income taxes	$(1.0)	$(12.2)	$(1.0)

        The components of deferred income tax assets (liabilities) are as follows (in millions):

	Year Ended December 31,
	2003			2002
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.4	$0.1	$—	$1.3	$0.2	$—
Sales discount reserve	0.4	0.1	—	0.3	0.1	—
Bad debt reserve	0.9	0.2	(1.2)	1.1	0.2	0.3
Inventory reserve	4.3	0.7	(0.6)	24.5	4.2	(0.9)
Warranty reserve	1.0	0.1	0.1	1.1	0.2	0.1
Deferred Compensation	—	—	—	3.4	0.6	—
Other	0.4	0.2	(0.3)	0.9	0.1	(0.1)

Subtotal	7.4	1.4	(2.0)	32.6	5.6	(0.6)
Valuation Allowance	(7.4)	(1.4)	(0.5)	(32.6)	(5.6)	(1.2)

Total current	—	—	(2.5)	—	—	(1.8)
Non-current:
NOL	68.1	5.4	6.8	30.2	2.3	7.2
Intangible assets	1.3	0.2	—	3.2	1.8	—
Restructuring Allowance	1.1	0.2	—	2.6	0.4	0.1
Fixed assets	0.5	0.2	0.8	3.8	0.7	1.6
Other	1.9	2.8	0.1	(0.2)	0.6	0.1

Subtotal	72.9	8.8	7.7	39.6	5.8	9.0
Valuation Allowance	(72.9)	(8.8)	(8.7)	(39.6)	(5.8)	(9.0)

Total non-current	—	—	(1.0)	—	—	—

Net deferred income tax liabilities	$—	$—	$(3.5)	$—	$—	$(1.8)

        The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company records a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred income tax assets will likely not be realized in the foreseeable future. For the years ended December 31, 2003, 2002 and 2001, the Company recorded valuation allowances against deferred income tax assets of $5.9 million, $39.9 million and $58.8 million, respectively.

        A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(6.7)	(35)	$(78.1)	(35)	$(65.4)	(35)
Foreign income taxed at different rates	(1.7)	(9)	23.2	10	14.2	8
Non-deductible intangible assets	—	—	19.4	9	0.9	—
State taxes	—	—	—	—	0.8	—
Job Creation and Worker Assistance Act income tax refund	—	—	(4.7)	(2)	—	—
Other	0.3	2	(3.4)	(1)	(1.9)	(1)
Valuation Allowance net of state taxes	7.1	37	31.4	14	50.4	27

	$(1.0)	(5)%	$(12.2)	(5)%	$(1.0)	(1)%

        As of December 31, 2003, the Company had net operating loss (NOL) carryforwards for U.S. federal and state income tax purposes of approximately $195.5 million and $50.6 million, respectively. These operating loss carryforwards expire in various years beginning in 2021 and 2012, respectively. The Company also has foreign NOLs in various countries.

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

NOTE 13. RELATED PARTY TRANSACTIONS

        Stephens, Inc., a significant stockholder, provided financial advisory services of less than $0.1 million in each of the years ended December 31, 2003, 2002 and 2001, respectively. These services are primarily related to financial advisory services. The Company had no payables to Stephens, Inc., at December 31, 2003 and 2002. A former officer of Stephens, Inc., now retired, is on the Company's Board of Directors.

        O'Melveny & Myers LLP ("OMM") provided general legal services of approximately $0.9 million, $0.3 million and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. A former O'Melveny & Myers LLP partner, now retired, is on the Company's Board of Directors. The Company had no payables to O'Melveny & Myers LLP at December 31, 2003 and 2002.

        During the fourth quarter of 2002, the Company contributed certain non-cash assets to a privately-owned contract manufacturer in Asia in exchange for approximately 10% of the common stock of that contract manufacturer. This investment is being accounted for under the cost method. The Company contributed some of its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.0 million and approximately $5.2 million of a note receivable from the contract manufacturer held by the Company in exchange for the equity investment. This contract manufacturer is a significant supplier to the Company. During the fourth quarter of 2003, the Company recorded a write-down of approximately $5.7 million in other expense to reduce the book value of its equity investment held in that contract manufacturer.

        In February 2003, the Company acquired 100% of the equity of di/dt Inc. The purchase price for di/dt was approximately $12.4 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million; and $1.0 million in cash and acquisition costs. In addition to the $12.4 million purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense, and the Company agreed to pay up to an additional 1.0 million shares of the Company's common stock as earn-out to former di/dt shareholders. The earn-out is payable in varying installments for results through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. During 2003, a total of 0.3 million shares of Company's common stock were distributed as part of the earn-out to former di/dt shareholders. Subsequent to December 31, 2003, an additional 0.2 million shares of the Company's common stock were distributed as part of the earn-out to former di/dt shareholders. The maximum additional amount that may be incurred in 2004 under the earn-out agreement is 0.5 million shares. No earn-out provisions extend beyond the year ending December 31, 2004. We held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

NOTE 14. RESEARCH AND DEVELOPMENT

        Research and development expenses were $28.5 million, $21.2 million and $23.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 15. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	December 31, 2003
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$34.2	$5.1	$29.1
Trade name	16.6	5.2	11.4

Subtotal	50.8	10.3	40.5

Amortizable intangibles
Product technology	24.9	14.0	10.9	9
Other	10.4	4.5	5.9	15

Subtotal	35.3	18.5	16.8

Total	$86.1	$28.8	$57.3

	December 31, 2002
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$29.1	$5.1	$24.0
Trade name	16.6	5.2	11.4

Subtotal	45.7	10.3	35.4

Amortizable intangibles
Product technology	20.2	11.0	9.2	10
Other	10.0	3.7	6.3	15

Subtotal	30.2	14.7	15.5

Total	$75.9	$25.0	$50.9

        During 2003, the Company completed an acquisition, which was accounted for using the purchase method of accounting. The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology in the amount of $2.2 million and $3.8 million, respectively. Product technology is being amortized over five years.

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

        The Company performed an impairment test of goodwill and Company's trade name in accordance with SFAS 142 during the third quarter of 2003. Based on impairment test performed using discounted cash flow approach, there was no impairment of the goodwill and the Company's trade name.

        The Company performed an impairment test of goodwill and non-amortizable intangible assets in accordance with SFAS 142 during the third quarter of 2002 and determined that it would record a $67.6 million impairment charge. During the third quarter of 2002 the Company modified its long-term forecast to account for continuing weakness in its industry, which negatively impacted the SFAS 142 analysis of goodwill. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business has been negatively impacted by a downturn in service provider spending.

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

        Below is a reconciliation of net income (loss) and earnings (loss) per share as reported for the years ended December 31, 2003, 2002 and 2001 to net loss and loss per share adjusted for the amortization expense related to goodwill and the Company's trade name, which ceased due to the adoption of SFAS 142 effective January 1, 2002.

	Year Ended December 31,
	2003	2002	2001
Reported net loss	$(18.2)	$(211.0)	$(185.9)
Add: Goodwill and Company trade name amortization, net of tax	—	—	6.5

Adjusted net loss	$(18.2)	$(211.0)	$(179.4)

Reported basic loss per share	$(0.22)	$(2.62)	$(2.36)
Add: Goodwill and Company trade name amortization, net of tax	—	—	0.08

Adjusted basic loss per share	$(0.22)	$(2.62)	$(2.28)

Reported diluted loss per share	$(0.22)	$(2.62)	$(2.36)
Add: Goodwill and Company trade name amortization, net of tax	—	—	0.08

Adjusted diluted loss per share	$(0.22)	$(2.62)	$(2.28)

        Estimated future amortization expense is as follows (in millions):

Year Ending December 31,	Amortization Expense
2004	$3.9
2005	3.7
2006	2.9
2007	2.8
2008	1.2

Total	$14.5

        During 2003, the Company distributed a total of 0.3 million shares of the Company's common stock to the former shareholders of di/dt as earn-out consideration for attainment of defined operational performance for 2003. Subsequent to December 31, 2003, an additional 0.2 million shares of the Company's common stock were distributed to former di/dt shareholders. These payments were recorded as additional goodwill subsequent to year end.

        During 2002 and 2001, respectively, the Company paid a total of $0.1 million in cash and $7.0 million in cash and stock to the former shareholders of Powec as earn-out consideration for prior years operational performance. These payments were recorded as additions to goodwill at the time, but were subsequently written off as part of the Company's SFAS 142 analysis during the third quarter of 2002.

        The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows (in millions):

	December 31,
	2003	2002
Beginning balance	$24.0	$79.0
Impairment losses	—	(67.6)
Increase in goodwill due to earn-out consideration paid related to acquisition	4.0	0.1
Changes due to foreign currency fluctuations	1.1	12.5

Ending balance	$29.1	$24.0

NOTE 16. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended December 31,
	2003			2002			2001
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	Income	Average Shares	Per Share
Net loss	$(18.2)			$(211.0)			$(185.9)
Basic and Diluted shares outstanding		82.5			80.4			78.8

Basic and Diluted loss per share	$(18.2)	82.5	$(0.22)	$(211.0)	80.4	$(2.62)	$(185.9)	78.8	$(2.36)

        The dilutive effect of stock options outstanding at December 31, 2003, 2002 and 2001 was not included in the calculations of diluted loss per share for the years ended December 31, 2003, 2002 and 2001 because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. The weighted average number of such options excluded from the diluted loss per share computation was approximately 2.7 million 1.8 million and 2.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 17. NOTES RECEIVABLE

        During 2003, the remaining balance of a note from a contractor in Asia, which consisted of current-and long-term amounts of $3.0 million and $3.8 million receivable, respectively, at December 31, 2002, was paid in full.

        At December 31, 2003 and 2002, the long-term notes receivable included a note from an officer of the Company in the amount of $0.7 million pursuant to his employment contract. Subsequent to December 31, 2003, the note was paid in full in the amount of $0.7 million plus accrued interest, per the original terms of the agreement.

NOTE 18. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended December 2003, 2002 and 2001 is presented below (in millions):

	December 31,
	2003	2002	2001
Beginning balance	$3.8	$3.1	$2.8
Charges and costs accrued	1.1	1.6	1.3
Less repair costs incurred	(1.7)	(1.1)	(1.1)
Change due to foreign currency	0.1	0.2	0.1

Ending balance	$3.3	$3.8	$3.1

NOTE 19. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The Company has a 401(k) profit sharing plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.4 million, $0.3 million, and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2003 AND 2002 QUARTERS (unaudited)

(In millions, except per share data)

	2003 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(1)
Net sales	$56.3	$69.3	$63.7	$67.0
Gross profit	21.4	25.5	23.2	24.6
Loss from operations	(3.5)	(1.7)	(3.9)	(6.2)
Net Loss	(3.1)	(1.1)	(3.6)	(10.4)
Diluted loss per share	(0.04)	(0.01)	(0.04)	(0.12)
	2002 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(2)
Net sales	$48.4	$56.2	$60.0	$66.0
Gross profit (loss)	12.6	15.7	(56.9)	24.6
Income (loss) from operations	(11.3)	(10.6)	(205.1)	2.9
Net income (loss)	(7.2)	(10.3)	(198.5)	5.1
Diluted earnings (loss) per share	(0.09)	(0.13)	(2.45)	0.06

(1)
During the fourth quarter of 2003, the Company recorded a write-down of approximately $5.7 million in other expense to reduce the book value of an investment held in a privately-owned enterprise and a restructuring charge of $3.1 million for a reduction in force and costs related to an excess facility. In addition, the Company's gross margin was favorably impacted by approximately $1.3 million or 1.9% for sales of inventory that had previously been written-off, and the Company recognized a tax benefit in its European operations of $2.3 million as a result of a favorable resolution of a tax contingency.

(2)
During the fourth quarter of 2002, the Company recorded an increase in operating income of approximately $2.8 million due to year-end adjustments. This included a $1.8 million favorable adjustment related to physical inventory counts performed during the fourth quarter, and a $1.0 million change in the accrual for sales discounts and returns.

POWER-ONE, INC.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Change in Foreign Currency on Beginning Balance	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31
2003	$6.6	$0.2	$(2.5)	$0.1	$4.4
2002	4.7	2.9	(1.3)	0.3	6.6
2001	2.6	3.4	(1.1)	(0.2)	4.7
Accrued sales discounts and returns:
Year ended December 31
2003	$0.9	$6.8	$(6.6)	$—	$1.1
2002	1.7	7.8	(8.6)	—	0.9
2001	1.1	13.5	(12.9)	—	1.7

(1)
For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provisions for estimated discounts and returns.

(2)
For the allowance for doubtful accounts, represents write off of bad debt. For the accrued sales discounts and returns, represents products returned from customer.

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
2.1(a)	Amended and Restated Stock Purchase Agreement entered into as of May 15, 2000 among Power-One, Inc. and the shareholders of Powec AS (Norway)
3.1(b)	Restated Certificate of Incorporation of the Company
3.2(c)	Amendment to the Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(j)	Amended and Restated Bylaws of the Company
4.1(b)	Specimen Common Stock Certificate
4.2(d)
Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate
4.3(e)	Certificate of Designations of Junior Participating Preferred Stock of the Company
10.1(b)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2(j)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(b)	P-E Tax Exemption Grant dated January 4, 1995
10.4(f)	Employee Stock Purchase Plan
10.5(g)	Letter of Agreement between the Company and the President and Chief Operating Officer
10.6(h)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.7(i)	Power-One 2001 Deferred Compensation Plan, dated October 5, 2001
21(j)	List of Subsidiaries
23	Independent Auditors' Consent
24(j)	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(a)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended April 2, 2000 and filed on May 17, 2000.

(b)
Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc.

(c)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000 and filed on November 15, 2000.

(d)
Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc.

(e)
Previously filed as an exhibit to Form 8-K dated July 26, 2000 and filed on August 9, 2000.

(f)
Previously filed as an exhibit to the Registration Statement on Form S-8 of Power-One, Inc.

(g)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2000 and filed on April 3, 2000.

(h)
Previously filed on Form S-8 on September 28, 2001.

(i)
Previously filed on Form S-8 on October 5, 2001.

(j)
Previously filed as an exhibit to the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1—BUSINESS
RISK FACTORS
EXECUTIVE OFFICERS OF THE REGISTRANT
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
  ITEM 9A—DISCLOSURE CONTROLS AND PROCEDURES
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
SIGNATURES
POWER OF ATTORNEY
FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
POWER-ONE, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
POWER-ONE, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
POWER-ONE, INC. QUARTERLY FINANCIAL DATA FOR THE 2003 AND 2002 QUARTERS (unaudited) (In millions, except per share data)
POWER-ONE, INC. SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR EACH OF THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (In millions)
INDEX TO EXHIBITS