Form 10-Q
period 2004-03-31
POWER ONE INC
filed 2004-05-07
CIK 1042825

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Registrant’s telephone number, including area code (805) 987-8741

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

As of May 5, 2004, 83,691,093 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC.

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2004	2003
NET SALES	$68,652	$56,321
COST OF GOODS SOLD	43,923	34,942
GROSS PROFIT	24,729	21,379
EXPENSES:
Selling, general and administrative	16,374	14,994
Engineering and quality assurance	10,503	9,088
Amortization of intangible assets	974	777
Total expenses	27,851	24,859
LOSS FROM OPERATIONS	(3,122)	(3,480)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	376	542
Interest expense	(228)	(238)
Other income, net	931	1,049
Total interest and other income, net	1,079	1,353
LOSS BEFORE INCOME TAXES	(2,043)	(2,127)
PROVISION FOR INCOME TAXES	779	995
NET LOSS	$(2,822)	$(3,122)
BASIC & DILUTED LOSS PER SHARE	$(0.03)	$(0.04)
BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	83,434	81,771

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,923	$99,507
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,078 at March 31, 2004; $4,395 at December 31, 2003	56,752	55,823
Other	6,924	11,315
Inventories	49,936	51,215
Property held for sale	4,187	4,529
Prepaid expenses and other current assets	5,574	4,859
Total current assets	208,296	227,248
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $55,268 at March 31, 2004; $52,801 at December 31, 2003	57,661	59,631
GOODWILL, net	31,333	29,141
OTHER INTANGIBLE ASSETS, net	27,166	28,135
OTHER ASSETS	5,607	5,722
TOTAL	$330,063	$349,877
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facility	$1,942	$1,993
Current portion of long-term debt	—	9,185
Accounts payable	27,257	35,430
Restructuring reserve	4,610	5,660
Deferred income taxes	2,267	2,499
Other accrued expenses and current liabilities	17,457	17,861
Total current liabilities	53,533	72,628
OTHER LIABILITIES	1,647	1,930
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 83,680 and 83,309 shares issued and outstanding March 31, 2004 and December 31, 2003, respectively, net of 100 treasury shares	84	83
Additional paid-in-capital	599,016	595,449
Deferred stock compensation	(503)	(662)
Accumulated other comprehensive income	22,706	24,047
Accumulated deficit	(346,420)	(343,598)
Total stockholders’ equity	274,883	275,319
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$330,063	$349,877

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,822)	$(3,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,100	3,867
Tax obligation associated with the deferred compensation plan	—	(2,588)
Stock compensation	394	642
Exchange gain	(276)	(4)
Deferred income taxes	(446)	(43)
Net gain on disposal of property and equipment	(41)	(190)
Changes in operating assets and liabilities:
Accounts receivable, net	3,076	7,230
Inventories	843	(1,394)
Prepaid expenses and other current assets	(929)	2,413
Accounts payable	(7,517)	1,019
Accrued expenses and current liabilities	(578)	(10,610)
Restructuring reserve	(1,041)	(2,376)
Net cash used in operating activities	(5,237)	(5,156)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in di/dt, net of cash acquired	—	(1,131)
Acquisition of property & equipment	(1,846)	(1,456)
Proceeds from sale of property & equipment and property & equipment held-for-sale	443	4,694
Other assets	43	(38)
Net cash (used in) provided by investing activities	(1,360)	2,069
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(11)
Repayments of long-term debt	(9,203)	(263)
Principal payments under long-term capital lease obligations	—	(18)
Issuance of common stock	860	189
Net cash used in financing activities	(8,343)	(103)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	356	(537)
DECREASE IN CASH AND CASH EQUIVALENTS	(14,584)	(3,727)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,507	107,109
CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,923	$103,382
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for
Interest	$150	$221
Income taxes	$22	$116

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 14, 2003, the Company acquired all the capital stock of di/dt, Inc. for approximately 1.4 million shares of the Company’s common stock valued at $6.3 million and $1.0 million in cash and acquisition costs.

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$7,516
Fair value of goodwill	2,183
Fair value of product technology	3,818
Cash paid for di/dt’s capital stock and acquisition costs	(966)
Prior investment in di/dt	(5,074)
Fair value of stock issued for di/dt’s capital stock	(6,337)
Liabilities assumed	$1,140

During the second and third quarters of 2003, the Company distributed a total of 0.3 million shares of the Company’s common stock to former di/dt shareholders in connection with the earn-out provision of the acquisition. During the first quarter of 2004, the Company made a similar distribution of 0.2 million shares of the Company’s common stock. The earn-out payments in the second and third quarters of 2003 and the first quarter of 2004 valued at $1.9 million and $2.5 million, respectively, were recorded as additional goodwill. The maximum additional amount that may be distributed under the earn-out agreement is up to 0.5 million additional shares.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
NET LOSS	$(2,822)	$(3,122)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,341)	118
COMPREHENSIVE LOSS	$(4,163)	$(3,004)

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2003.

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three-month periods ended March 28, 2004 and March 30, 2003 as March 31, 2004 and 2003, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

Stock Compensation—The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statements of Operations that have been made at fair market value.

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the “disclosure only” alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148,

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

“Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below (in millions, except per share data).

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2.8)	$(3.1)
Add: Stock-based employee compensation expense included in reported net loss	0.4	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method	(5.3)	(6.5)
Pro forma net loss	$(7.7)	$(9.0)
Loss per share:
Basic and Diluted-as reported	$(0.03)	$(0.04)
Basic and Diluted-pro forma	$(0.09)	$(0.11)

The pro forma amounts for the three-month periods ended March 31, 2004 and 2003 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in the three-month periods ended March 31, 2004 and 2003: risk-free interest rate of 3.5% for each period; expected volatility of 57% and 85% respectively; an expected option life of 6.0 and 5.8 years, respectively; and no expected dividends for each of the periods. The aggregate fair value of stock options granted were $3.5 million and $10.7 million in the three-month periods ended March 31, 2004 and 2003, respectively.

During the three-month period ended March 31, 2003, the Company granted 0.2 million restricted shares with a market value of $1.1 million to certain key employees. These shares vest ratably over eight quarters. The unvested portion of restricted shares is recorded on the balance sheet as deferred stock compensation.

Recent Pronouncements and Accounting Changes—In December 2003, the FASB issued FIN No.46R, “Consolidation of Variable Interest Entities.” This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company’s financial condition or results of operations.

NOTE 3—ACQUISITION

On February 14, 2003, the Company completed its acquisition of di/dt Inc., a Delaware corporation based in Carlsbad, California and a technology innovator in the design and manufacture of high-density

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—ACQUISITION (Continued)

DC/DC converters used mainly in communications systems and networking environments. The Company acquired di/dt primarily for its innovative technology in the DC/DC space.

The initial purchase price for di/dt was approximately $12.4 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company’s common stock valued at $6.3 million; and $1.0 million in cash and acquisition costs. In addition to the $12.4 million purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense, and the Company agreed to pay up to an additional 1.0 million shares of the Company’s common stock as earn-out to former di/dt shareholders. The earn-out is payable in varying installments for results through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. During 2003, a total of 0.3 million shares of Company’s common stock were distributed as part of the earn-out to former di/dt shareholders. During the quarter ended March 31, 2004, an additional 0.2 million shares of the Company’s common stock were distributed as part of the earn-out to former di/dt shareholders. The maximum additional amount that may be earned in 2004 under the earn-out agreement is 0.5 million shares. No earn-out provisions extend beyond the year ending December 31, 2004.

The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the quarter ended March 31, 2003, include one month of di/dt’s operations. No pro forma information is included herein, as di/dt is not material to the Company’s financial position or operations.

Prior to the acquisition, the Company held an exclusive license from di/dt for certain current and prospective di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt. Additionally, our outside counsel, O’Melveney & Myers LLP, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2004	December 31, 2003
Raw materials	$29.5	$28.5
Subassemblies-in-process	5.0	5.0
Finished goods	15.4	17.7
	$49.9	$51.2

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2004	2003
Basic and Diluted loss per share:
Net loss	$(2.8)	$(3.1)
Basic and Diluted weighted average shares outstanding	83.4	81.8
Basic and Diluted loss per share	$(0.03)	$(0.04)

The dilutive effect of stock options outstanding at March 31, 2004 and 2003 was not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2004 and 2003 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 3.6 million and 1.2 million for the three-month periods ended March 31, 2004 and 2003, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	March 31, 2004			Weighted
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Average Life (In years)
Non-amortizable intangibles
Goodwill	$36.4	$5.1	$31.3
Trade name	16.6	5.2	11.4
Subtotal	53.0	10.3	42.7
Amortizable intangibles
Product technology	24.8	14.6	10.2	9
Other	10.4	4.8	5.6	15
Subtotal	35.2	19.4	15.8
Total	$88.2	$29.7	$58.5

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 31, 2003			Weighted
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Average Life (In years)
Non-amortizable intangibles
Goodwill	$34.2	$5.1	$29.1
Trade name	16.6	5.2	11.4
Subtotal	50.8	10.3	40.5
Amortizable intangibles
Product technology	24.9	14.0	10.9	9
Other	10.4	4.5	5.9	15
Subtotal	35.3	18.5	16.8
Total	$86.1	$28.8	$57.3

The changes in the carrying amount of goodwill for the three-months ended March 31, 2004 is as follows (in millions):

Beginning balance	$29.1
Increase in goodwill due to earn-out consideration paid related to acquisition (of di/dt)	2.5
Changes due to foreign currency fluctuations	(0.3)
Ending balance	$31.3

Estimated annual amortization expense for 2004 through 2008 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2004	$3.9
2005	3.7
2006	2.9
2007	2.8
2008	1.2
Total	$14.5

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

In February 2004, the Company elected to repay its long term debt of $9.2 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway and was collateralized by the building.

In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.9 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

the lenders. At March 31, 2004, the only outstanding balance was on the Swiss credit facility and totaled $1.9 million at a weighted-average interest rate of 2.2%.

NOTE 8—CONTINGENCIES

The Company is involved in certain claims and legal proceedings, including one patent dispute that arose in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS.   The Complaint, filed on February 5, 2001, alleges infringement of Vicor’s U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint seeks certain injunctive relief and compensatory damages. Power-One filed its Answer and Counterclaim denying all infringement and all claims by Vicor for entitlement to damages or other relief. The Company has vigorously defended the matter, denying all infringement, and aggressively refuting Vicor’s projections of, and claims for, potential recoverable damages. The trial court issued its ruling on patent claims construction, and on respective summary judgment motions of Vicor and Power-One, on January 2, 2003. The court’s ruling was consistent with the Company’s position, and supported the Company’s assertion that its accused products do not infringe the patent. The court denied both party’s motions for summary judgment.

As a result of the January 2, 2003 ruling, by stipulation of Vicor and the Company (mutually agreed to for purposes of judicial efficiency and acceleration of appeal) judgment of non-infringement was entered in the Company’s favor on June 20, 2003. Vicor has appealed this judgment, seeking appellate review of the January 2, 2003 claims construction ruling. For judicial economy, the appellate court has consolidated the Company’s appeal with related appeals of other parties defending patent claims asserted by Vicor under the same patent at issue in the Company’s case. The appellate proceedings are pending.

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

NOTE 9—RESTRUCTURING COSTS

The restructuring reserve includes severance related to a workforce reduction that occurred during 2003 as well to obligations on facilities that have been restructured in past years. The liabilities related to

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—RESTRUCTURING COSTS (Continued)

facilities closures contain continuing lease obligations, the longest of which extends to 2007. A summary of the restructuring reserve activity during the quarter ended March 31, 2004 is as follows:

	Restructuring Liabilities at December 31, 2003	Cash Paid	Restructuring Liabilities at March 31, 2004
Worldwide workforce reduction	$0.5	$0.2	$0.3
Facilities closure	5.2	0.9	4.3
Total Restructuring Costs	$5.7	$1.1	$4.6

NOTE 10—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the three-months ended March 31, 2004 and March 31, 2003 is presented below, in millions:

	Three Months Ended March 31,
	2004	2003
Beginning balance	$3.3	$3.8
Costs accrued	0.5	0.3
Less repair costs incurred	(0.2)	(0.5)
Ending balance	$3.6	$3.6

NOTE 11—SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company announced its intent to significantly downsize its operations in Uster, Switzerland. This downsizing will likely result in material restructuring and asset impairment charges related to personnel severance and disposal of long-lived assets that will no longer be utilized.  The Company will designate its Uster location as a technical design center for Europe-based customers that will also technically support legacy products in the region. Most existing administrative functions in Uster will be absorbed by other Power-One locations. The Company expects that this restructuring will result in charges of approximately $2 to $3 million during the second quarter of 2004, but will yield cost savings of approximately $1 million per quarter by the fourth quarter of 2004.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have four primary divisions: Compact Advanced Power Solutions (“CAPS”), Energy Solutions (“ES”), Silicon Power Systems (“SPS”), and di/dt. CAPS consists of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in 1999 and of Melcher in 1998. ES represents the combination of our HC Power and Powec acquisitions in 2000. SPS is a new division that is engaged in developing next-generation silicon-based DC/DC technology. In February 2003 we acquired di/dt Inc., a technology leader in the DC/DC space.

Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as routers and other communications systems. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. Our SPS division is developing a family of innovative silicon-based products in the DC/DC space. All products are sold under the Power-One brand name by our sales force. di/dt is engaged in the design, manufacture and sale of DC/DC power conversion products for multiple industries, although most products are geared toward the communications infrastructure and technology markets.

The communications infrastructure industry, in which much of our business is concentrated, entered a severe downturn in 2001. We initiated various cost containment measures at that time to mitigate the negative effects of the downturn, which resulted in significant downsizings of our operations, as well as restructuring and asset impairment charges, and inventory write-downs during 2001 and 2002. We saw improvements in our business and increased sales in 2003 over 2002 levels, and expect continued improvements in 2004. In fact, we believe that the industry is in an upturn, and we are anticipating and preparing for a return to growth and profitability. However, we continue working to identify cost reduction opportunities, and will record additional restructuring charges in the future as we seek additional cost savings through closures and consolidation of certain manufacturing, research and development, and administrative facilities and related reductions in headcount. In April 2004, we announced the downsizing of our operations in Switzerland, most of which will move to lower-cost locations. This downsizing will likely result in restructuring and asset impairment charges of approximately $2 to $3 million during the second quarter of 2004, but should yield cost savings of approximately $1 million per quarter by the fourth quarter of 2004.

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

The SPS division is strategically significant to the Company and is engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. Our maXyz product line, which was introduced in 2003, was developed specifically for the IBA market, and in 2004, we introduced a new digital power management architecture and our new Z-series product line and digital controller. We are scheduled to begin full production of these products by the end of the third quarter of 2004. We spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

Critical Accounting Policies

Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management’s judgment and estimates.

Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales returns and discounts earned by our customers could impact our results.

Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS 144 superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.  Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. These impairment tests are also dependent on management’s forecasts, which frequently change. A change in our forecasts may result in impairment charges.

Restructuring Costs—Effective January 1, 2003, we adopted and recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan.  Restructuring costs related to the downsizing of our operations and primarily consisted of specific charges that had been incurred and were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount.  Changes in these estimates may impact our operating results.

Deferred Income Tax Asset Valuation Allowance—We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to 12-month projected usages. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management’s assumptions regarding projected usage of each component, which are subject to changes in market demand.

Accounts Receivable and Allowance for Doubtful Accounts—We establish the allowance for doubtful accounts using the specific identification method, and provide a reserve in the aggregate. Our estimates for calculating the aggregate reserve is based on historical information. Any changes to our assumptions or estimates may impact our operating results.

Recent Pronouncements and Accounting Changes—In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities.” It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have a material impact on our financial condition or results of operations.

Results of Operations

Net Sales.    Net sales increased $12.4 million, or 21.9%, to $68.7 million for the quarter ended March 31, 2004 from $56.3 million for the quarter ended March 31, 2003. The increase was attributable to strength across all product lines as the market recovery continued.

Net sales to OEMs for the quarter ended March 31, 2004 were $49.6 million, or 72.2% of net sales, compared to $37.4 million, or 66.4% of net sales, for the same period in 2003. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended March 31, 2004, with $11.0 million, or 16.1% of net sales. Net sales through distributors were $13.9 million, or 20.3% of net sales, in the quarter ended March 31, 2004, compared with $11.8 million, or 20.9% of net sales, for the same period in 2003. Net sales to service providers in the quarter ended March 31, 2004 were $5.2 million, or 7.5% of net sales, compared with $7.1 million, or 12.7% of net sales, for the same period in 2003.

Net sales by markets were as follows:

	Three Months Ended March 31,
	2004	2003
Communications	59.3%	59.9%
Industrial	16.4%	16.9%
Transportation	7.7%	8.8%
ATE/Semiconductor test equipment	6.0%	5.3%
Computer and Retail	3.6%	3.4%
Medical	2.6%	2.7%
Other	4.4%	3.0%
Total	100.0%	100.0%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	March 31, 2004	December 31, 2003
	(in millions)
Combined 180-day backlog	$47.4	$39.6
Combined 90-day backlog	$41.3	$34.7
Quarterly bookings	$74.7	$71.4
Quarterly book-to-bill ratio	1.09	1.06

Our bookings were not impacted by any new Vendor Managed Inventory (“VMI”) programs during 2004. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic “signal” or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would be expected to result in higher turns business and a lower backlog. As such, we believe that backlog is not necessarily a reliable indicator of future results over time.

Gross Profit.    Gross profit for the quarter ended March 31, 2004 was $24.7 million compared with a gross profit of $21.4 million in the comparable period in 2003. As a percentage of net sales, gross profit percentage decreased to 36.0% for the first quarter of 2004 from a gross profit percentage of 38.0% for the same period in 2003. The first quarter ended March 31, 2004 was negatively impacted by $0.5 million or approximately 1% due to the write down of excess and obsolete inventory.

During the quarter ended March 31, 2004, we sold approximately $0.3 million of raw materials with no associated costs, which favorably impacted our margin by less than 1%. During the quarter ended March 31, 2003, we sold approximately $0.3 million of raw materials with an associated cost of approximately $0.1 million, which favorably impacted our gross margin by less than 1%.

Selling, General and Administrative Expense.    Selling, general and administrative expense increased $1.4 million, or 9.2%, to $16.4 million for the quarter ended March 31, 2004 from $15.0 million for the same period in 2003. As a percentage of net sales, selling, general and administrative expense decreased to 23.9% for the quarter ended March 31, 2004 from 26.6% for the same period in 2003.

Selling expense increased $1.2 million, or 20.6%, to $7.2 million for the quarter ended March 31, 2004 from $6.0 million for the same period in 2003. Increases are due to the sales growth between quarters and to our acquisition of di/dt during 2003. Administrative expense increased $0.2 million, or 1.6%, to

$9.2 million for the quarter ended March 31, 2004 from $9.0 million for the same period in 2003. Increases in administrative expense were due to costs associated with di/dt since acquisition.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense increased $1.4 million, or 15.6%, to $10.5 million for the quarter ended March 31, 2004 from $9.1 million for same period in 2003. As a percentage of net sales, engineering and quality assurance expense decreased to 15.3% for the quarter ended March 31, 2004 from 16.1% for the same period in 2003. The increases in engineering and quality assurance expenses were primarily due to higher R&D costs associated with our new silicon-based product family, as well as engineering expenses at di/dt.

Amortization of Intangible Assets.   Amortization of intangible assets increased $0.2 million, or 25.4%, to $1.0 million for the quarter ended March 31, 2004 from $0.8 million for the same period in 2003. The increase in amortization relates to the intangible assets associated with our acquisition of di/dt.

Loss from Operations.   As a result of the items above, loss from operations improved $0.4 million to an operating loss of $3.1 million for the quarter ended March 31, 2004 from an operating loss of $3.5 million for the same period in 2003.

Interest Income (Expense), Net.   Net interest income was $0.1 million for the quarter ended March 31, 2004, a decrease of $0.2 million from net interest income of $0.3 million for the same period in 2003. This decrease is attributable to a decrease in our cash balance between these periods, offset slightly by a decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004.

Other Income (Expense), Net.   Net other income was $0.9 million for the quarter ended March 31, 2004, a decrease of $0.1 million from net other income of $1.0 million for the same period in 2003. This decrease is primarily due to foreign currency fluctuations. Our primary foreign currencies are the Norwegian Kroner, the Swiss Franc, the British Pound, and the Euro.

Provision (Benefit) for Income Taxes.   The provision for income taxes was $0.8 million for the quarter ended March 31, 2004 compared to the provision for income taxes of $1.0 million for the same period in 2003. The income tax provision was generated by our profitable European locations.

Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management’s judgment, the deferred tax assets may not be realized in the immediate future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no NOL carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $14.6 million, or 14.7%, to $84.9 million at March 31, 2004 from $99.5 million at December 31, 2003. Our primary uses of cash in the first three months of 2004 consisted of $9.2 million to repay long term debt, $5.2 million used in operating activities and $1.8 million for the acquisition of property and equipment.

Cash used in operating activities of $5.2 million included a net decrease in accounts payable and accrued expenses of $8.1 million and a decrease in trade and other accounts receivable of $3.1 million. In addition, cash used in operating activities also included approximately $1.0 million of cash payments relating to the Company’s restructuring programs.

In February 2004, we elected to repay the long term debt of $9.2 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand. This should significantly reduce our interest expense in the future.

In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $7.9 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2004, the outstanding balance on all credit facilities was $1.9 million on our Swiss credit facility at a weighted-average interest rate of 2.2%.

We currently anticipate that our total capital expenditures for 2004 will be in the range of $9 to $12 million, of which $1.8 million was incurred during the first quarter of 2004. These capital expenditures relate primarily to our implementation of Oracle financial database software company-wide, the purchase of manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. However, if we make a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

Below we identify and disclose all of our significant off balance sheet arrangements and related party transactions. We do not utilize special purpose entities or have any known financial relationships with other companies’ special purpose entities.

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

Other Contractual Obligations.   We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have a contingent purchase price increase related to a past acquisition. Under terms of the acquisition agreement, we may be obligated to make payments to former shareholders of an acquired company related to future financial performance. The maximum additional amount that may be incurred in 2004 under the earnout agreement is up to 0.5 million additional shares of Power-One common stock. No earnout provisions extend beyond the year ending December 31, 2004.

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

O’Melveny & Myers LLP (“OMM”) provides general legal services to us. A former OMM partner, now retired, has been a member of our Board of Directors since 2000. OMM’s legal services are billed on an arms-length transaction basis and are not material to our results of operations, cash flows or financial condition. Stephens, Inc. (“Stephens”) is a significant stockholder and provides financial advisory services to us. A former officer of Stephens, now retired, is also a director of the Company. Stephens’ financial advisory services are billed on an arms-length transaction basis and are not material to our results of operations, cash flows or financial condition. Power-One’s Board of Directors has determined that these two directors meet NASDAQ independence requirements.

In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $12.4 million consisting of cash and common stock, including the note receivable from, and cost basis investment in, di/dt prior to the acquisition. In addition, a cash bonus of approximately $1 million was granted to the original founders of di/dt. Lastly, we agreed to pay up to an additional 1.0 million in Power-One common stock as earn-out to the former di/dt shareholders contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004, of which 0.5 million shares were issued subsequent to the acquisition date. The maximum additional shares that may be issued under the earn-out agreement is 0.5 million shares, which is payable in varying installments for results through December 31, 2004. We held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Total Debt	Operating Leases	Non-Cancelable Purchase Orders	Total
2004 (nine months)	$1.9	$4.8	$13.8	$20.5
2005	—	5.4	—	5.4
2006	—	3.5	—	3.5
2007	—	2.5	—	2.5
2008	—	2.2	—	2.2
2009 and thereafter	—	4.3	—	4.3
Total	$1.9	$22.7	$13.8	$38.4

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

Debt.   Our current level of borrowings is not material to our consolidated financial position, and interest rate volatility would not have a material impact on our liquidity.

The table below presents principal cash flows and related weighted-average interest rates for our credit facilities at March 31, 2004, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (CHF 2.5)	$1.9	—	—	—	—	—	$1.9	$1.9
Average Interest Rate	2.2%						2.2%

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2004, we had not entered into any significant foreign exchange contracts.

Item 4—Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of March 31, 2004, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no significant changes in the Company’s internal control over financial reporting, or in factors that could significantly affect internal control over financial reporting subsequent to the date of completion of this evaluation.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “expect,” “anticipate,” “should,” “believe,” “continue,” “plan,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company’s business, government and regulatory policies, the level market acceptance of our new product family, timing of any benefits related to restructuring activities, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

On January 29, 2004, the Company furnished a current report on Form 8-K announcing first quarter financial results.

On February 24, 2004, the Company furnished a current report on Form 8-K announcing the launch of its digital power management architecture and related Z Series maXyz products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004	Power-One, Inc.

	By:	/s/ Steven J. Goldman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eddie K. Schnopp
Sr. Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)