Form 10-Q
period 2004-06-30
POWER ONE INC
filed 2004-08-06
CIK 1042825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-29454

POWER-ONE, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0420182
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

740 CALLE PLANO, CAMARILLO, CA (Address of principal executive offices)	93012 (zip code)

Registrant’s telephone number, including area code

(805) 987-8741

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark whether the registrant is considered an accelerated filer as defined in Rule 12b-2 of the Exchange Act.     Yes ☑          No ☐

     As of August 4, 2004, 83,849,421 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

NET SALES	$72,514	$69,335	$141,166	$125,656
COST OF GOODS SOLD	44,084	43,878	88,007	78,820

GROSS PROFIT	28,430	25,457	53,159	46,836
EXPENSES:
Selling, general and administrative	16,871	16,001	33,245	30,995
Engineering and quality assurance	10,223	10,251	20,726	19,339
Amortization of intangible assets	975	920	1,949	1,697
Restructuring costs	831	—	831	—
Asset impairment	738	—	738	—

Total expenses	29,638	27,172	57,489	52,031

LOSS FROM OPERATIONS	(1,208)	(1,715)	(4,330)	(5,195)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	378	465	754	1,007
Interest expense	(146)	(312)	(374)	(550)
Other income (expense), net	(1,905)	1,086	(974)	2,135

Total interest and other income (expense), net	(1,673)	1,239	(594)	2,592

LOSS BEFORE INCOME TAX	(2,881)	(476)	(4,924)	(2,603)
PROVISION FOR INCOME TAXES	1,028	652	1,807	1,647

NET LOSS	$(3,909)	$(1,128)	$(6,731)	$(4,250)

BASIC & DILUTED LOSS PER SHARE	$(0.05)	$(0.01)	$(0.08)	$(0.05)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	83,667	82,523	83,550	82,072

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,601	$99,507
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,356 at June 30, 2004; $4,395 at December 31, 2003	56,314	55,823
Other	8,490	11,315
Inventories	51,852	51,215
Refundable income taxes	291	1,149
Property held for sale	—	1,456
Prepaid expenses and other current assets	4,239	3,710

Total current assets	210,787	224,175
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $52,408 at June 30, 2004; $52,801 at December 31, 2003	59,135	62,704
GOODWILL, net	31,648	29,141
OTHER INTANGIBLE ASSETS, net	26,445	28,135
OTHER ASSETS	4,590	5,722

TOTAL	$332,605	$349,877

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facility	$2,000	$1,993
Current portion of long-term debt	—	9,185
Accounts payable	29,899	35,430
Income taxes payable	1,828	367
Restructuring reserve	3,474	5,660
Deferred income taxes	2,570	2,499
Other accrued expenses	17,799	17,494

Total current liabilities	57,570	72,628
DEFERRED INCOME TAXES	696	1,049
OTHER LIABILITIES	778	881
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 83,803 and 83,309 shares issued and outstanding June 30, 2004 and December 31, 2003, respectively, net of 100 treasury shares	84	83
Additional paid-in-capital	599,712	595,449
Deferred stock compensation	(344)	(662)
Accumulated other comprehensive income	24,438	24,047
Accumulated deficit	(350,329)	(343,598)

Total stockholders’ equity	273,561	275,319

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$332,605	$349,877

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 30,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,731)	$(4,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,171	8,073
Investment write-off	1,118	—
Stock compensation	784	786
Asset impairment	738	—
Exchange loss (gain)	226	(1,037)
Net gain on disposal of property and equipment	(237)	(125)
Deferred income taxes	(297)	(60)
Tax obligation associated with the deferred compensation plan	—	(2,588)
Changes in operating assets and liabilities:
Accounts receivable, net	2,565	1,870
Inventories	(752)	3,138
Prepaid expenses and other current assets	(932)	1,514
Accounts payable	(5,073)	3,883
Accrued expenses and other current liabilities	2,493	(13,657)
Restructuring reserve	(2,176)	(3,526)

Net cash used in operating activities	(103)	(5,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(3,795)	(3,715)
Proceeds from sale of property & equipment	1,849	4,702
Other assets	(271)	(521)
Investment in di/dt, net of cash acquired	—	(1,131)

Net cash used in investing activities	(2,217)	(665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	—	738
Bank overdraft	—	(11)
Repayments of long-term debt	(9,203)	(409)
Issuance of common stock	1,325	592

Net cash (used in) provided by financing activities	(7,878)	910

EFFECT OF EXCHANGE RATE CHANGES ON CASH	292	(213)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,906)	(5,947)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,507	107,109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,601	$101,162

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for;
Interest	$232	$493
Income taxes	$235	$856

See notes to consolidated financial statements.

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

      During the second and third quarters of 2003, the Company distributed a total of 0.3 million shares of the Company’s common stock to former di/dt shareholders in connection with the earn-out provision of the acquisition. During the first quarter of 2004, the Company made a similar distribution of 0.2 million shares of the Company’s common stock. The earn-out payments in the second and third quarters of 2003 and the first quarter of 2004 valued at $1.9 million and $2.5 million, respectively, were recorded as additional goodwill. There was no earn-out payment in the second quarter of 2004. The maximum additional amount that may be distributed under the earn-out agreement is up to 0.5 million additional shares.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

NET LOSS	$(3,909)	$(1,128)	$(6,731)	$(4,250)
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,732	520	391	638

COMPREHENSIVE LOSS	$(2,177)	$(608)	$(6,340)	$(3,612)

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—	BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

      Power-One, Inc.’s (“the Company”) reporting period coincides with the 52-to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and six-month periods ended June 27, 2004 and June 29, 2003 as June 30, 2004 and 2003, respectively.

NOTE 2—	CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

      Stock Compensation— The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statements of Operations that have been made at fair market value.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below (in millions, except per share data).

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(3.9)	$(1.1)	$(6.7)	$(4.3)
Add: Stock-based employee compensation expense included in reported net loss	0.4	0.1	0.8	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4.2)	(5.6)	(9.5)	(11.9)

Pro forma net loss	$(7.7)	$(6.6)	$(15.4)	$(15.4)

Loss per share:
Basic and Diluted-as reported	$(0.05)	$(0.01)	$(0.08)	$(0.05)
Basic and Diluted-pro forma	$(0.09)	$(0.08)	$(0.18)	$(0.19)

      The pro forma amounts for the three- and six-month periods ended June 30, 2004 and 2003 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in the three-month periods ended June 30, 2004 and 2003: risk-free interest rate of 4.2% and 3.3%, respectively; expected volatility of 46% and 52% respectively; an expected option life of 5.9 and 6.0 years, respectively; and no expected dividends for each of the periods. The following assumptions were used in the Black-Scholes model for the six-month periods ended June 30, 2004 and 2003: risk-free interest rate of 3.9% and 3.4%, respectively; expected volatility of 52% and 71% respectively; an expected option life of 5.9 years for each of the periods; and no expected dividends for each of the periods. The aggregate fair value of stock options granted were $1.5 million and $0.9 million in the three-month periods ended June 30, 2004 and 2003, respectively, and $5.0 million and $16.0 million in the six-month periods ended June 30, 2004 and 2003, respectively.

      The Company grants restricted shares to certain key employees. These shares vest ratably over eight years. The unvested portion of all restricted shares is recorded on the balance sheet as deferred stock compensation.

      Recent Pronouncements and Accounting Changes— In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities.” This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company’s financial condition or results of operations.

NOTE 3—	ACQUISITION

      On February 14, 2003, the Company completed its acquisition of di/dt Inc., a Delaware corporation based in Carlsbad, California and a technology innovator in the design and manufacture of high-density DC/ DC converters used mainly in communications systems and networking environments. The Company acquired di/dt primarily for its innovative technology in the DC/ DC space.

      The initial purchase price for di/dt was approximately $12.4 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company’s common stock valued at $6.3 million; and $1.0 million in

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash and acquisition costs. In addition to the $12.4 million purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense, and the Company agreed to pay up to an additional 1.0 million shares of the Company’s common stock as earn-out to former di/dt shareholders. The earn-out is payable in varying installments for results through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. During 2003, a total of 0.3 million shares of Company’s common stock were distributed as part of the earn-out to former di/dt shareholders. During the quarter ended March 31, 2004, an additional 0.2 million shares of the Company’s common stock were distributed as part of the earn-out to former di/dt shareholders. There were no additional shares of the Company’s common stock that were distributed during the quarter ended June 30, 2004. The maximum additional amount that may be earned in 2004 under the earn-out agreement is 0.5 million shares. No earn-out provisions extend beyond the year ending December 31, 2004.

      The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the six months ended June 30, 2003, included four months of di/dt’s operations. No pro forma information was included, as di/dt was not material to the Company’s financial position or operations.

      Prior to the acquisition, the Company held an exclusive license from di/dt for certain current and prospective di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt. Additionally, the Company’s outside counsel, O’Melveny & Myers LLP, held a modest equity position in di/dt, and the Company’s CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

NOTE 4—	INVENTORIES

      Inventories consist of the following (in millions):

	June 30,	December 31,
	2004	2003

Raw materials	$28.6	$28.5
Subassemblies-in-process	5.8	5.0
Finished goods	17.5	17.7

	$51.9	$51.2

NOTE 5—	LOSS PER SHARE

      Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic and Diluted loss per share:
Net loss	$(3.9)	$(1.1)	$(6.7)	$(4.3)
Basic and Diluted weighted average shares outstanding	83.7	82.5	83.6	82.1

Basic and Diluted loss per share	$(0.05)	$(0.01)	$(0.08)	$(0.05)

      The dilutive effect of stock options outstanding at June 30, 2004 and 2003 was not included in the calculation of diluted loss per share for the three-and six-month periods ended June 30, 2004 and 2003 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 3.0 million and 1.7 million for the three-month periods ended June 30, 2004 and 2003, respectively, and 3.3 million and 2.2 million for the six-month periods ended June 30, 2004 and 2003, respectively.

NOTE 6—	GOODWILL AND INTANGIBLE ASSETS

      Goodwill and intangible assets consist of the following (in millions):

	June 30, 2004
				Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)

Non-amortizable intangibles
Goodwill	$36.7	$5.1	$31.6
Trade name	16.6	5.2	11.4

Subtotal	53.3	10.3	43.0
Amortizable intangibles
Product technology	25.0	15.5	9.5	9
Other	10.6	5.0	5.6	15

Subtotal	35.6	20.5	15.1

Total	$88.9	$30.8	$58.1

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003
				Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)

Non-amortizable intangibles
Goodwill	$34.2	$5.1	$29.1
Trade name	16.6	5.2	11.4

Subtotal	50.8	10.3	40.5
Amortizable intangibles
Product technology	24.9	14.0	10.9	9
Other	10.4	4.5	5.9	15

Subtotal	35.3	18.5	16.8

Total	$86.1	$28.8	$57.3

      The changes in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows (in millions):

Beginning balance	$29.1
Increase in goodwill due to earn-out consideration paid related to acquisition (of di/dt)	2.5

Ending balance	$31.6

      Estimated annual amortization expense for 2004 through 2008 is as follows (in millions):

Amortization
Year Ending December 31,	Expense

2004	$3.9
2005	3.7
2006	2.9
2007	2.8
2008	1.2

Total	$14.5

NOTE 7—	LONG-TERM DEBT AND CREDIT FACILITY

      In February 2004, the Company elected to repay its long term debt of $9.2 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from its cash on hand.

      In addition, the Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2004, the only outstanding balance was on the Swiss credit facility and totaled $2.0 million at a weighted-average interest rate of 2.3%.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8—	OTHER ACCRUED EXPENSES

      Other accrued expenses consist of the following (in millions):

	June 30,	December 31,
	2004	2003

Accrued payroll and related expenses	$5.7	$5.6
Accrued warranty	3.4	3.2
Accrued bonus	2.7	1.6
Accrued supplier liability	0.5	1.8
Accrued sales discounts	1.5	1.1
Other accrued expenses	4.0	4.2

	$17.8	$17.5

NOTE 9—	CONTINGENCIES

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

      As a result of the January 2, 2003 ruling, judgment of non-infringement was entered in the Company’s favor on June 20, 2003. Vicor appealed this judgment, seeking appellate review of the January 2, 2003 claims construction ruling.

      The Federal Circuit Court of Appeals ruled in favor of the Company on May 24, 2004, upholding the January 2, 2003 trial court ruling which found no infringement by the Company’s products of the Vicor patent. Further appellate proceedings are pending.

      As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisition of Melcher AG. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in the respective escrow accounts.

NOTE 10—	RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

      During the quarter ended June 30, 2004, the Company announced a restructuring plan in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.” The Company recorded pre-tax charges of $0.8 million related to the restructuring of its operations primarily in Europe.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Costs

      The restructuring charges included a workforce reduction in Europe, and the charge was comprised of severance and related benefits, consolidation of excess facilities, contract termination costs, and other shutdown costs. No restructuring charges were incurred during the three- and six-month periods ended June 30, 2003. The restructuring reserve at June 30, 2004, also includes severance related to a workforce reduction that occurred during the fourth quarter of 2003 as well as obligations on facilities that have been reserved in past years. The Company expects to pay the restructuring liabilities related to workforce reduction during 2004. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007.

      A summary of the restructuring costs and reserve activity during the six months ended June 30, 2004 is as follows:

	Restructuring	Current Period		Restructuring
	Liabilities at	Restructuring		Liabilities at
	December 31, 2003	Charges	Cash Paid	June 30, 2004

Worldwide workforce reduction	$0.5	$0.7	$0.6	$0.6
Facilities closure	5.2	0.1	2.4	2.9

Total Restructuring Costs	$5.7	$0.8	$3.0	$3.5

Impairment of Fixed Assets

      During the quarter ended June 30, 2004, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to the restructuring of one of its European facilities. The Company identified manufacturing equipment, which was written down to fair market value resulting in an impairment charge of $0.7 million. The Company determined that the carrying values of these fixed assets would not be recovered from future cash flows of the continuing operations at this facility. Fair value was determined by using discounted cash flows. No asset impairment charges were incurred during the three- and six-month periods ended June 30, 2003.

NOTE 11—	WARRANTIES

      The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2004 and 2003 is presented below, in millions:

	Six Months
	Ended
	June 30,

	2004	2003

Balance, beginning of period	$3.3	$3.8
Charges and costs accrued	0.5	0.5
Less repair costs incurred	(0.4)	(1.1)

Balance, end of period	$3.4	$3.2

Item 2—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      We have four primary divisions: Compact Advanced Power Solutions (“CAPS”), Energy Solutions (“ES”), Silicon Power Systems (“SPS”), and di/dt. CAPS consists of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in 1999 and of Melcher in 1998. ES represents the combination of our HC Power and Powec acquisitions in 2000. SPS is a new division that is engaged in developing next-generation silicon-based DC/DC technology. di/dt Inc., a technology leader in the DC/DC space, was acquired in 2003.

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

      The communications infrastructure industry, in which much of our business is concentrated, entered a severe downturn in 2001. We initiated various cost containment measures at that time to mitigate the negative effects of the downturn, which resulted in significant downsizings of our operations, as well as restructuring and asset impairment charges, and inventory write-downs during 2001 and 2002. We saw improvements in our business and increased sales in 2003 and the first half of 2004 over 2002 and 2003 levels, respectively, and expect continued improvements during 2004. In fact, we believe that the industry is in an upturn, and we are anticipating and preparing for a return to growth and profitability during the latter half of 2004. However, we continue working to identify cost reduction opportunities, and may record additional restructuring charges in the future as we seek additional cost savings through closures and consolidation of certain manufacturing, research and development, and administrative facilities and related reductions in headcount.

      We are in the process of shifting our business model away from in-house manufacturing and toward the increased use of contract manufacturers, particularly in Asia. We believe that contract manufacturers will provide us with more flexibility and better ability to respond to changes in the market, and will be less capital intensive. In addition, we are shifting R&D and other administrative resources to locations with a lower cost structure and proximity to many of our customers and contract manufacturers.

      The SPS division is strategically significant to the Company and is engaged in the design of highly innovative and efficient silicon-based solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. Our maXyzTM product line, which was introduced in 2003, was developed specifically for the IBA market, and in 2004, we introduced a new digital power management architecture and our new Z-series product line and digital controller. We are scheduled to begin full production of these products by the end of the third quarter of 2004. We spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

      During the second quarter ended June 30, 2004, the Company announced and implemented a plan to restructure its European operations. The plan primarily consisted of a workforce reduction at one of the Company’s European facilities along with the impairment of the manufacturing equipment at that facility, as it was determined that the current values would not be recovered by the future cash flows from continuing operations of that facility. Certain functions of that facility were relocated to the Company’s other lower cost European facilities.

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

      Revenue Recognition— We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales returns and discounts earned by our customers could impact our results.

      Impairment of Long-Lived Assets and Goodwill— We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS 144 superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

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

      Restructuring Costs— Effective January 1, 2003, we adopted and recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. Restructuring costs were related to the downsizing of our operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

      Deferred Income Tax Asset Valuation Allowance— We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

      Inventories— Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to 12-month projected usages. Additionally, reserves for non-cancelable open purchase orders for parts we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management’s assumptions regarding projected usage of each component, which are subject to changes in market demand.

      Accounts Receivable and Allowance for Doubtful Accounts— We establish the allowance for doubtful accounts using the specific identification method, and provide a reserve in the aggregate. Our estimates for calculating the aggregate reserve is based on historical information. Any changes to our assumptions or estimates may impact our operating results.

      Recent Pronouncements and Accounting Changes— In December 2003, the FASB issued FIN No. 46R, “Consolidation of Variable Interest Entities.” It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have a material impact on our financial condition or results of operations.

Results of Operations

      Net Sales. Net sales increased $15.5 million, or 12.3%, to $141.2 million for the six months ended June 30, 2004 from $125.7 million for the six months ended June 30, 2003. Net sales increased $3.2 million, or 4.6%, to $72.5 million for the quarter ended June 30, 2004 from $69.3 million for the quarter ended June 30, 2003. The increase was attributable to strength in sales to distributors and strength in high power product lines, and due to growth related to our di/dt acquisition.

      Net sales by customer category were as follows:

	Three Months		Three Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003

OEMs	$50.3	69.3%	$47.4	68.3%	$99.9	70.7%	$85.1	67.7%
Distributors	16.5	22.8%	16.3	23.6%	30.4	21.6%	28.1	22.3%
Service providers	5.7	7.9%	5.6	8.1%	10.9	7.7%	12.5	10.0%

Other	$72.5	100.0%	$69.3	100.0%	$141.2	100.0%	$125.7	100.0%

      Cisco Systems was the only customer to exceed 10% of net sales in the six months ended June 30, 2004 and 2003, with $22.3 million, or 16.0% of net sales and $17.8 million, or 14.2% of net sales, respectively. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended June 30, 2004 and 2003, with $11.5 million, or 15.9% of net sales and $10.5 million, or 15.2% of net sales, respectively.

      Net sales by market were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Communications	59.0%	61.7%	59.2%	61.0%
Industrial	15.7%	16.2%	16.0%	16.6%
ATE/ Semiconductor test equipment	8.1%	6.1%	7.0%	5.7%
Transportation	7.1%	7.3%	7.4%	7.9%
Computer and Retail	3.7%	2.8%	3.7%	3.1%
Medical	2.4%	2.6%	2.5%	2.6%
Other	4.0%	3.3%	4.2%	3.1%

Total	100.0%	100.0%	100.0%	100.0%

      The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

	June 30,	March 31,	December 31,
Backlog and bookings (in millions)	2004	2004	2003

Combined 180-day backlog	$49.0	$47.4	$39.6
Combined 90-day backlog	$40.6	$41.3	$34.7
Quarterly bookings	$73.6	$74.7	$71.4
Quarterly book-to-bill ratio	1.02	1.09	1.06

      Our bookings have not been impacted by any new Vendor Managed Inventory (“VMI”) programs during 2004. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic “signal” or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would be expected to result in higher turns business and a lower backlog. As such, we believe that backlog and book-to-bill ratio are not necessarily a reliable indicator of future results over time.

      Gross Profit. Gross profit for the six months ended June 30, 2004 was $53.2 million compared with a gross profit of $46.8 million in the comparable period in 2003. As a percentage of net sales, gross profit increased to 37.7% for the first six months of 2004 from a gross profit of 37.3% for the same period in 2003. Gross profit for the quarter ended June 30, 2004 was $28.4 million compared with a gross profit of $25.5 million in the comparable period in 2003. As a percentage of net sales, gross profit increased to 39.2% for the second quarter of 2004 from a gross profit of 36.7% for the same period in 2003. Several factors contributed to the increased gross margin for the quarter and six months ended June 30, 2004. Favorable overhead absorption and increased factory production, resulting from increased sales, of approximately $1.1 million or 1.5%, favorably impacted the gross margin for the quarter ended June 30, 2004. Other factors that contributed to the increased margin are increased sales of embedded products, specifically the high power products that produce higher gross margins, as well as increased low-cost sourcing out of Asia.

      During the six months ended June 30, 2004, we sold approximately $0.7 million of raw materials with an associated cost of approximately $0.1 million. During the six months ended June 30, 2003, we sold approximately $0.4 million of raw material sales with an associated cost of approximately $0.3 million. During the quarter ended June 30, 2004, we sold approximately $0.4 million of raw materials with $0.1 million of associated costs. During the quarter ended June 30, 2003, we sold approximately $0.1 million of raw materials with an associated cost of approximately $0.1 million.

      Selling, General and Administrative Expense. Selling, general and administrative expense increased $2.2 million, or 7.3%, to $33.2 million for the six months ended June 30, 2004 from $31.0 million for the same period in 2003. As a percentage of net sales, selling, general and administrative expense decreased to 23.5% for the six months ended June 30, 2004 from 24.7% for the same period in 2003.

      Selling expense increased $2.3 million, or 18.4%, to $14.8 million for the six months ended June 30, 2004 from $12.5 million for the same period in 2003. The increase in selling expense is primarily related to the increase in sales between periods. The other contributing factor for the increase is the $0.3 million related to the transition of our European customer service department from Switzerland to Ireland, resulting in the duplication of functions for that transition period that was completed during the quarter ended June 30, 2004. General and administrative expense decreased $0.1 million, or 0.3%, to $18.4 million for the six months ended June 30, 2004 from $18.5 million for the same period in 2003.

      Selling, general and administrative expense increased $0.9 million, or 5.4%, to $16.9 million for the quarter ended June 30, 2004 from $16.0 million for the same period in 2003. As a percentage of net sales, selling, general and administrative expense increased to 23.3% for the quarter ended June 30, 2004 from 23.1% for the same period in 2003.

      Selling expense increased $1.1 million, or 16.5%, to $7.6 million for the quarter ended June 30, 2004 from $6.5 million for the same period in 2003. The increase in selling expense is primarily related to the increase in sales between periods. The other contributing factor for the increase is the $0.3 million related to the transition of our European customer service department from Switzerland to Ireland, resulting in the duplication of functions for that transition period that was completed during the quarter ended June 30, 2004. General and administrative expense decreased $0.2 million, or 2.2%, to $9.3 million for the quarter ended June 30, 2004 from $9.5 million for the same period in 2003.

      Engineering and Quality Assurance Expense. Engineering and quality assurance expense increased by $1.4 million, or 7.2%, to $20.7 million for the six months ended June 30, 2004 compared to $19.3 million in the comparable period in 2003, which was primarily related to our SPS and di/dt divisions. As a percentage of net sales, engineering and quality assurance expense decreased slightly to 14.7% for the six months ended June 30, 2004 from 15.4% for the same period in 2003. Engineering and quality assurance expense remained constant at approximately $10.2 million for the quarters ended June 30, 2004 and 2003. As a percentage of net sales, engineering and quality assurance expense decreased slightly to 14.1% for the quarter ended June 30, 2004 from 14.8% for the same period in 2003.

      Amortization of Intangible Assets and Asset Impairment. Amortization of intangible assets increased $0.3 million, or 14.8%, to $1.9 million for the six months ended June 30, 2004 from $1.7 million for the same period in 2003. Amortization of intangible assets increased $0.1 million, or 6.1%, to $1.0 million for the quarter ended June 30, 2004 from $0.9 million for the same period in 2003. The increase in amortization primarily relates to increased intangible assets resulting from our acquisition of di/dt.

      During the second quarter of 2004, in connection with the restructuring of our European operations we performed impairments tests in accordance with SFAS 144. The results of these tests indicated that the carrying value of manufacturing equipment at one of our European facilities was not recoverable by the future cash flows from the continuing operations of that location, and we recorded a $0.7 million charge to write down the equipment to fair market value.

      Restructuring Charge during the Quarter Ended June 30, 2004. During the quarter ended June 30, 2004, we recorded pre-tax restructuring charges of $0.8 million, of which $0.7 million related to severance payments for a reduction in headcount and $0.1 million related to consolidation of excess facilities, in accordance with SFAS 146. The charges were primarily a result of the restructuring of our European operations.

      Loss from Operations. As a result of the items above, loss from operations improved $0.9 million to an operating loss of $4.3 million for the six months ended June 30, 2004 from an operating loss of $5.2 million for the same period in 2003. As a result of the items above, loss from operations improved

$0.5 million to an operating loss of $1.2 million for the quarter ended June 30, 2004 from an operating loss of $1.7 million for the same period in 2003.

      Interest Income (Expense), Net. Net interest income was $0.4 million for the six months ended June 30, 2004, consistent with net interest income of $0.5 million for the same period in 2003. Net interest income was $0.2 million for the quarter ended June 30, 2004, consistent with net interest income of $0.2 million for the same period in 2003. Our cash balance decreased between these periods resulting in lower interest income, offset slightly by a decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004.

      Other Income (Expense), Net. Net other expense was $1.0 million for the six months ended June 30, 2004, a decrease of $3.1 million from net other income of $2.1 million for the same period in 2003. Net other expense was $1.9 million for the quarter ended June 30, 2004, a decrease of $3.0 million from net other income of $1.1 million for the same period in 2003. This decrease is primarily due to foreign currency fluctuations. Our primary foreign currencies are the Norwegian Kroner, the Swiss Franc, the British Pound, and the Euro. Other expense for the six months and quarter ended June 30, 2004 included a write-down of $1.1 million related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million.

      Provision (Benefit) for Income Taxes. The provision for income taxes was $1.8 million for the six months ended June 30, 2004 compared to the provision for income taxes of $1.6 million for the same period in 2003. The provision for income taxes was $1.0 million for the quarter ended June 30, 2004 compared to the provision for income taxes of $0.7 million for the same period in 2003. The income tax provision was generated by our profitable European locations.

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

Liquidity and Capital Resources

      Our cash and cash equivalents balance decreased $9.9 million, or 10.0%, to $89.6 million at June 30, 2004 from $99.5 million at December 31, 2003. Our primary uses of cash in the first six months of 2004 consisted of $9.2 million to repay long term debt and $3.8 million for the acquisition of property and equipment. Our primary sources of cash in the first six months of 2004 consisted of $1.8 million from the sale of property and equipment and $1.3 million from the issuance of common stock.

      Cash used in operating activities of $0.1 million included a net decrease in accounts payable, accrued expenses and other current liabilities of $2.6 million and a decrease in trade and other accounts receivable of $2.6 million. In addition, cash used in operating activities also included approximately $3.0 million of cash payments relating to the Company’s restructuring programs.

      Cash provided from the sale of property and equipment included $0.6 million in proceeds from the sale of an excess facility we had in Europe. The remaining proceeds primarily related to the sale of excess surface mount technology (SMT) equipment.

      In February 2004, we elected to repay the long term debt of $9.2 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand. This will continue to significantly reduce our interest expense in the future.

      In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2004, the outstanding balance on all credit facilities was $2.0 million on our Swiss credit facility at a weighted-average interest rate of 2.3%.

      We currently anticipate that our total capital expenditures for 2004 will be in the range of $8 to $10 million, of which $3.8 million was incurred during the first six months of 2004. These capital expenditures relate primarily to our implementation of Oracle financial database software company-wide, the purchase of manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

      Other Contractual Obligations. We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have a contingent purchase price increase related to a past acquisition. Under the terms of the acquisition agreement, we may be obligated to make payments to former shareholders of an acquired company related to future financial performance. The maximum additional amount that may be incurred in 2004 under the earn-out agreement is up to 0.5 million additional shares of Power-One common stock. No earn-out provisions extend beyond the year ending December 31, 2004.

      Related Parties. We maintain minority ownership in a number of investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing some of our excess SMT manufacturing equipment and a note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $0.7 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the investment in the contract manufacturer is accounted for under the cost method, since we do not have significant influence on the contract manufacturer and own approximately 10% of the common equity. During 2003 we recorded an impairment charge on this investment of $5.7 million.

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

      In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $12.4 million consisting of cash and common stock, including the note receivable from, and cost basis investment in, di/dt prior to the acquisition. In addition, a cash bonus of approximately $1 million was granted to the original founders of di/dt. Lastly, we agreed to pay up to an additional 1.0 million shares in Power-One common stock as earn-out to the former di/dt shareholders contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004, of which 0.3 and 0.2 million shares in Power-One common stock were distributed in 2003 and the quarter ended March 31, 2004, respectively, as part of the earn-out to former di/dt shareholders. There were no additional shares issued during the quarter ended June 30, 2004. The maximum additional shares that may be issued under the earn-out agreement is 0.5 million shares, which is payable in varying installments for results through December 31, 2004. We held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

      Summary of Contractual Obligations and Commitments. A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

	Total	Operating	Non-Cancelable
Year Ending December 31,	Debt	Leases	Purchase Orders	Total

2004 (six months)	$2.0	$3.5	$13.8	$19.3
2005	—	6.0	—	6.0
2006	—	4.7	—	4.7
2007	—	3.5	—	3.5
2008	—	2.8	—	2.8
2009 and thereafter	—	7.1	—	7.1

Total	$2.0	$27.6	$13.8	$43.4

Item 3—	Quantitative and Qualitative Disclosures About Market Risk

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

      The table below presents principal cash flows and related weighted-average interest rates for our credit facilities at June 30, 2004, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(Amount in millions, except for percentages)
Credit Facilities:
Variable Rate (CHF 2.5)	$2.0	—	—	—	—	—	$2.0	$2.0
Average Interest Rate	2.3%						2.3%

      Foreign Currency. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 2004, we had not entered into any significant foreign exchange contracts.

Item 4—	Disclosure Controls and Procedures

      Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of June 30, 2004, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

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

PART II— OTHER INFORMATION

Item 1— Legal Proceedings

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

As a result of the January 2, 2003 ruling, judgment of non-infringement was entered in the Company’s favor on June 20, 2003. Vicor appealed this judgment, seeking appellate review of the January 2, 2003 claims construction ruling.

The Federal Circuit Court of Appeals ruled in favor of the Company on May 24, 2004, upholding the January 2, 2003 trial court ruling which found no infringement by the Company’s products of the Vicor patent. Further appellate proceedings are pending.

As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisition of Melcher AG. Management believes that a substantial portion of the costs of defense, and/or ultimate award (if any) the Company may pay in this patent case will be reimbursed from amounts held in the respective escrow accounts.

Item 2—	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3—	Defaults Upon Senior Securities

      None

Item 4—	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders for Fiscal Year 2003 was held on May 4, 2004 in Westlake Village, California.

In the Company’s Proxy Statement for fiscal year 2002, the Company inadvertently transposed the order of classes of Directors to be elected. Last year, the Company elected Class I Directors but should have elected Class III Directors. To correct the transposition, the Company elected two of its three classes of Directors during the Annual Meeting. The matters submitted for a vote and the related election results are as follows:

(a)	To elect two nominees to serve as Class I Directors of the Company who will serve until the Annual Meeting of Stockholders in 2007, or until respective successors are elected and qualified. The results of the vote taken were as follows:

	For	Withheld

Steven J. Goldman	71,753,602	2,380,177
Jay Walters	70,296,874	3,836,905

(b)	To elect two nominees to serve as Class III Directors of the Company who will serve until the Annual Meeting of Stockholders in 2006, or until respective successors are elected and qualified. The results of the vote taken were as follows:

	For	Withheld

Jon E.M. Jacoby	69,966,903	4,166,876
Mark Melliar-Smith	72,616,396	1,517,383

(c)	To approve the Power-One, Inc. 2004 Stock Incentive Plan. This Plan was adopted by the Board of Directors on January 27, 2004. The result of the vote taken was as follows:

For	Against	Abstain

39,027,450	20,086,909	376,970

(d)	To ratify the appointment of Deloitte & Touche LLP as the Company’s independent public auditors for the fiscal year 2004. The result of the vote taken was as follows:

For	Against	Abstain

70,601,444	3,178,273	354,062

      The Class II Directors continuing to serve on the Company’s Board of Directors consist of Dr. Hanspeter Brändli, Mr. Kendall R. Bishop.

Item 5—	Other Information

      None

Item 6—	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Steven J. Goldman
10.2	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and William T. Yeates
10.3	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Eddie K. Schnopp
10.4	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Donna M. Schnopp (Koep)
10.5	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Randall H. Holliday
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 22, 2004, the Company furnished a current report on Form 8-K announcing first fiscal quarter 2004 financial results.

On April 30, 2004, the Company furnished a current report on Form 8-K related to the announcement of its intent to significantly downsize its operations in Uster, Switzerland and estimated expected charges and cost savings.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2004

POWER-ONE, INC.

By:	/s/ STEVEN J. GOLDMAN

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ EDDIE K. SCHNOPP

Sr. Vice President — Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibit

10.1	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Steven J. Goldman
10.2	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and William T. Yeates
10.3	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Eddie K. Schnopp
10.4	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Donna M. Schnopp (Koep)
10.5	Change in Control Severance Agreement between Power-One, Inc., a Delaware corporation and Randall H. Holliday
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002