Form 10-Q
period 2004-09-30
POWER ONE INC
filed 2004-11-04
CIK 1042825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

     As of October 29, 2004, 83,940,070 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I-FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES	$67,241	$63,659	$208,407	$189,315
COST OF GOODS SOLD	42,787	40,452	130,794	119,272

GROSS PROFIT	24,454	23,207	77,613	70,043
EXPENSES:
Selling, general and administrative	16,411	15,534	49,656	46,529
Engineering and quality assurance	10,308	10,564	31,034	29,903
Amortization of intangible assets	978	965	2,927	2,662
Restructuring costs	—	—	831	—
Asset impairment	1,253	—	1,991	—

Total expenses	28,950	27,063	86,439	79,094

LOSS FROM OPERATIONS	(4,496)	(3,856)	(8,826)	(9,051)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	534	335	1,288	1,342
Interest expense	(149)	(215)	(523)	(765)
Other income (expense), net	369	(140)	(605)	1,995

Total interest and other income (expense), net	754	(20)	160	2,572

LOSS BEFORE INCOME TAX	(3,742)	(3,876)	(8,666)	(6,479)
PROVISION (BENEFIT) FOR INCOME TAXES.	1,631	(291)	3,438	1,356

NET LOSS	$(5,373)	$(3,585)	$(12,104)	$(7,835)

BASIC & DILUTED LOSS PER SHARE	$(0.06)	$(0.04)	$(0.14)	$(0.10)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	83,868	82,879	83,656	82,342

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,514	$99,507
Investments held to maturity	6,469	—
Accounts receivable:
Trade, less allowance for doubtful accounts:
$4,215 at September 30, 2004; $4,395 at December 31, 2003	53,151	55,823
Other	5,981	11,315
Inventories	56,741	51,215
Refundable income taxes	346	1,149
Property held for sale	—	1,456
Prepaid expenses and other current assets	3,705	3,710

Total current assets	160,907	224,175
INVESTMENTS HELD TO MATURITY	45,522	—
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $54,582 at September 30, 2004; $52,801 at December 31, 2003.	57,134	62,704
GOODWILL, net	31,991	29,141
OTHER INTANGIBLE ASSETS, net	25,498	28,135
OTHER ASSETS	4,326	5,722

TOTAL	$325,378	$349,877

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facility	$1,187	$1,993
Current portion of long-term debt	—	9,185
Accounts payable	27,321	35,430
Income taxes payable	3,303	367
Restructuring reserve	2,677	5,660
Deferred income taxes	2,681	2,499
Other accrued expenses	17,560	17,494

Total current liabilities	54,729	72,628
DEFERRED INCOME TAXES	663	1,049
OTHER LIABILITIES	1,046	881
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 83,931 and 83,309 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively, net of 100 treasury shares	84	83
Additional paid-in-capital	600,929	595,449
Deferred stock compensation	(185)	(662)
Accumulated other comprehensive income	23,814	24,047
Accumulated deficit	(355,702)	(343,598)

Total stockholders’ equity	268,940	275,319

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$325,378	$349,877

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,104)	$(7,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,228	12,309
Asset impairment	1,991	—
Stock compensation	1,274	956
Investment write-off	1,118	—
Net (gain) loss on disposal of property and equipment	(199)	11
Exchange gain	(75)	(900)
Deferred income taxes	(186)	(181)
Tax obligation associated with the deferred compensation plan	—	(2,588)
Changes in operating assets and liabilities:
Accounts receivable, net	8,161	2,539
Inventories	(5,646)	2,649
Refundable income taxes	802	22
Prepaid expenses and other current assets	(85)	2,859
Accounts payable	(7,688)	319
Income taxes payable	2,936	(264)
Accrued expenses	(241)	(13,278)
Restructuring reserve	(2,977)	(4,461)
Other liabilities	164	(375)

Net cash used in operating activities	(527)	(8,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(51,991)	—
Acquisition of property & equipment	(6,200)	(5,090)
Proceeds from sale of property & equipment and property & equipment held-for-sale	1,873	4,749
Other assets	(278)	(895)
Investment in di/dt, net of cash acquired	—	(591)

Net cash used in investing activities	(56,596)	(1,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments on) bank credit facilities	(792)	735
Bank overdraft	—	(11)
Repayments of long-term debt	(9,110)	(562)
Issuance of common stock	1,751	1,409

Net cash provided by (used in) provided by financing activities	(8,151)	1,571

EFFECT OF EXCHANGE RATE CHANGES ON CASH	281	(241)

DECREASE IN CASH AND CASH EQUIVALENTS	(64,993)	(8,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,507	107,109

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,514	$98,394

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$237	$626
Income taxes	$266	$651

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

     During the first nine months of 2003, the Company distributed a total of 0.2 million shares of the Company’s common stock to former di/dt shareholders in connection with the earn-out provision of the acquisition. During the first nine months of 2004, the Company made a similar distribution of 0.3 million shares of the Company’s common stock. The earn-out payments in the first nine months of 2003 and 2004 valued at $1.9 million and $2.9 million, respectively, were recorded as additional goodwill. The maximum additional amount that may be distributed under the earn-out agreement is up to 0.5 million additional shares.

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET LOSS	$(5,373)	$(3,585)	$(12,104)	$(7,835)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized losses on investment securities	(242)	—	(242)	—
Foreign currency translation adjustment	(382)	637	9	1,275

COMPREHENSIVE LOSS	$(5,997)	$(2,948)	$(12,337)	$(6,560)

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine-month periods ended September 26, 2004 and September 28, 2003 as September 30, 2004 and 2003, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

     Stock Compensation-The Company uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense for stock option grants to employees in the Consolidated Statements of Operations that have been made at fair market value.

     SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the “disclosure only” alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below (in millions, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss, as reported	$(5.4)	$(3.6)	$(12.1)	$(7.8)
Add: Stock-based employee compensation expense included in reported net loss	0.5	0.2	1.3	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method	(3.5)	(5.9)	(13.0)	(17.3)

Pro forma net loss	$(8.4)	$(9.3)	$(23.8)	$(24.7)

Loss per share:
Basic and Diluted-as reported	$(0.06)	$(0.04)	$(0.14)	$(0.10)
Basic and Diluted-pro forma	$(0.10)	$(0.11)	$(0.28)	$(0.30)

     The pro forma amounts for the three- and nine-month periods ended September 30, 2004 and 2003 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the following assumptions used in the three-month periods ended September 30, 2004 and 2003: risk-free interest rate of 4.0% and 3.7%, respectively; expected volatility of 50% and 82% respectively; an expected option life of 5.9 years for each of the periods; and no expected dividends for each of the periods. The following assumptions were used in the Black-Scholes model for the nine-month periods ended September 30, 2004 and 2003: risk-free interest rate of 3.9% and 3.5%, respectively; expected volatility of 51% and 74% respectively; an expected option life of 5.9 years for each of the periods; and no expected dividends for each of the periods. The aggregate fair value of stock options granted were $17.8 million and $0.4 million in the three-month periods ended September 30, 2004 and 2003, respectively, and $22.7 million and $16.4 million in the nine-month periods ended September 30, 2004 and 2003, respectively.

     During the nine-month period ended September 30, 2003, the Company granted 0.2 million restricted shares with a market value of $1.2 million to certain key employees. These shares vest ratably over eight quarters. The unvested portion of restricted shares is recorded on the balance sheet as deferred stock compensation.

     Recent Pronouncements and Accounting Changes-In December 2003, the FASB issued FIN No.46R, “Consolidation of Variable Interest Entities.” This requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether an entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on the Company’s financial condition or results of operations.

NOTE 3—INVESTMENTS

     At September 30, 2004, the Company had investments in certain debt securities that have been classified as held-to-maturity securities and certain equity securities that have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). Held-to-maturity investments are recorded on the balance sheet at cost. Available-for-sale investments are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

     Held-to-maturity investments consist of the following (in millions):

	September 30, 2004
		Unrealized
		Pretax Net
	Cost Basis	Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$39.5	$(0.1)	$39.4
Municipal notes and bonds	2.0	—	2.0
Other fixed income investments	10.5	0.1	10.6

	$52.0	$—	$52.0

     The fair value of the Company’s held-to-maturity securities at September 30, 2004, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$6.5	$6.4
Due in 1—2 years	21.7	21.7
Due in 2—5 years	23.8	23.9

	$52.0	$52.0

     The Company also has investments in privately-held enterprises, including a joint-venture located in China, which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, classified as available-for-sale. These investments and are included in other assets in the balance sheet.

NOTE 4—ACQUISITION

     On February 14, 2003, the Company completed its acquisition of di/dt Inc., a Delaware corporation based in Carlsbad, California and a technology innovator in the design and manufacture of high-density DC/DC converters used mainly in communications systems and networking environments. The Company acquired di/dt primarily for its innovative technology in the DC/DC space.

     The initial purchase price for di/dt was approximately $12.4 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company’s common stock valued at $6.3 million; and $1.0 million in cash and acquisition costs. In addition to the $12.4 million purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense, and the Company agreed to pay up to an additional 1.0 million shares of the Company’s common stock as earn-out to former di/dt shareholders. The earn-out is payable in varying installments for results through December 31, 2004, and is contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004. Earn-out payments made are recorded as additional goodwill. During 2003, a total of 0.2 million shares of Company’s common stock were distributed as part of the earn-out to former di/dt shareholders. During the three and nine months ended September 30, 2004, an additional 0.1 million and 0.3 million shares, respectively, of the Company’s common stock were distributed as part of the earn-out to former di/dt shareholders. The maximum additional amount that may be earned in 2004 under the earn-out agreement is 0.5 million shares. No earn-out provisions extend beyond the year ending December 31, 2004.

     The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the nine months ended September 30, 2003, included seven months of di/dt’s operations. No pro forma information was included, as di/dt was not material to the Company’s financial position or operations.

     Prior to the acquisition, the Company held an exclusive license from di/dt for certain current and prospective di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt. Additionally, the Company’s outside counsel, O’Melveney & Myers LLP, held a modest equity position in di/dt, and the Company’s CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

NOTE 5—INVENTORIES

     Inventories consist of the following (in millions):

	September 30,	December 31,
	2004	2003
Raw materials	$34.0	$28.5
Subassemblies-in-process	5.6	5.0
Finished goods	17.1	17.7

	$56.7	$51.2

     NOTE 6—LOSS PER SHARE

     Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

     Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic and Diluted loss per share:
Net loss	$(5.4)	$(3.6)	$(12.1)	$(7.8)
Basic and Diluted weighted average shares outstanding	83.9	82.9	83.7	82.3

Basic and Diluted loss per share	$(0.06)	$(0.04)	$(0.14)	$(0.10)

     The dilutive effect of stock options outstanding at September 30, 2004 and 2003 was not included in the calculation of diluted loss per share for the three- and nine-month periods ended September 30, 2004 and 2003 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 2.4 million and 3.3 million for the three-month periods ended September 30, 2004 and 2003, respectively, and 2.2 million and 2.6 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consist of the following (in millions):

	September 30, 2004
				Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$37.1	$5.1	$32.0
Trade name	16.6	5.2	11.4

Subtotal	54.0	10.6	43.4
Amortizable intangibles
Product technology	24.9	16.2	8.7	9
Other	10.7	5.3	5.4	15

Subtotal	35.6	21.5	14.1

Total	$89.6	$32.1	$57.5

	December 31, 2003
				Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$34.2	$5.1	$29.1
Trade name	16.6	5.2	11.4

Subtotal	50.8	10.3	40.5
Amortizable intangibles
Product technology	24.9	14.0	10.9	9
Other	10.4	4.5	5.9	15

Subtotal	35.3	18.5	16.8

Total	$86.1	$28.8	$57.3

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows (in millions):

Beginning balance	$29.1
Increase in goodwill due to earn-out consideration paid related to acquisition (of di/dt)	2.9

Ending balance	$32.0

     Estimated annual amortization expense for 2004 through 2008 is as follows (in millions):

Amortization
Year Ending December 31,	Expense
2004	$3.9
2005	3.8
2006	3.0
2007	2.9
2008	1.2

Total	$14.8

NOTE 8—LONG-TERM DEBT AND CREDIT FACILITY

     In February 2004, the Company elected to repay the long term debt of $9.1 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand.

     In addition, the Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.1 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2004, the outstanding balance on all credit facilities was $1.2 million on our Swiss credit facility at a weighted-average interest rate of 2.65%.

     At September 30, 2004, the Company was in compliance with all of its debt covenants.

NOTE 9—OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following (in millions):

	September 30,	December 31,
	2004	2003
Accrued payroll and related expenses	$5.3	$5.6
Accrued warranty	3.7	3.3
Accrued bonus	2.5	1.6
Accrued sales discounts	1.7	1.1
Accrued supplier liability	0.3	1.8
Other accrued expenses	4.1	4.1

	$17.6	$17.5

NOTE 10—CONTINGENCIES

     The Company is involved in certain claims and legal proceedings, including one patent dispute that arose in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

     VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleged infringement of Vicor’s U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint sought certain injunctive relief and compensatory damages. The Company denied all infringement or liability for any damages. The trial court issued its ruling on patent claims construction, and on respective summary judgment motions of Vicor and Power-One, on January 2, 2003. The court’s ruling was consistent with the Company’s position, and supported the Company’s assertion that its accused products did not infringe the patent. The court denied both party’s motions for summary judgment.

     As a result of the January 2, 2003 ruling, judgment of non-infringement was entered in the Company’s favor on June 20, 2003. Vicor appealed this judgment and the underlying trial court decision to the Federal Circuit Court of Appeals.

     The Federal Circuit Court of Appeals ruled in favor of the Company on May 24, 2004, upholding the January 2, 2003 trial court ruling of no infringement by the Company’s products of the Vicor patent. No further appellate proceedings have been pursued by Vicor. The deadline for further appeal expired on October 29, 2004. As such, the trial court ruling, as affirmed by the Federal Circuit Court of Appeals, becomes final, and all proceedings have now been dismissed.

     As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisitions of Melcher AG. Management believes that a substantial portion of the costs of defense will be reimbursed from amounts held in the Melcher escrow account.

NOTE 11—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

     During the second quarter of 2004, the Company announced a restructuring plan in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.” The Company recorded pre-tax charges of $0.8 million related to the restructuring of its operations primarily in Europe.

Restructuring Costs

     The restructuring charges included a workforce reduction in Europe, and the charge was comprised of severance and related benefits, consolidation of excess facilities, contract termination costs, and other shutdown costs. No restructuring charges were incurred during the three-month period ended September 30, 2004 or in the three- and nine-month periods ended September 30, 2003. The restructuring reserve at September 30, 2004 also includes obligations on facilities that have been reserved in past years. The Company expects to pay the restructuring liabilities related to workforce reduction during 2004. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007.

     A summary of the restructuring costs and reserve activity during the nine months ended September 30, 2004 is as follows:

	Restructuring			Restructuring
	Liabilities at	Restructuring		Liabilities at
	December 31, 2003	Charges	Cash Paid	September 30, 2004
Worldwide workforce reduction	$0.5	$0.7	$0.8	$0.4
Facilities closure	5.2	0.1	3.0	2.3

Total Restructuring Costs	$5.7	$0.8	$3.8	$2.7

Impairment of Fixed Assets

     During the three- and nine- month periods ended September 30, 2004, the Company performed impairment reviews in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired. During the quarter ended September 30, 2004 the Company recorded an impairment charge of $1.3 million related to an excess facility. The book value of the excess facility was written down to fair value which the Company determined based on current market activity. In connection with the second quarter restructuring of one of its European facilities, the Company identified manufacturing equipment, which was written down to fair market value resulting in an impairment charge of $0.7 million. The Company determined that the carrying values of these fixed assets would not be recovered from future cash flows of the continuing operations at this facility. Fair value was determined by using discounted cash flows and market quotes from third party sources. No asset impairment charges were incurred during the three- and nine-month periods ended September 30, 2003.

NOTE 12-WARRANTIES

     The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2004 and 2003 is presented below, in millions:

	Nine Months Ended
	September 30,
	2004	2003
Balance, beginning of period	$3.3	$3.8
Charges and costs accrued	1.1	0.6
Less repair costs incurred	(0.7)	(1.3)

Balance, end of period	$3.7	$3.1

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

     Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic equipment such as switches, routers and other communications equipment. Our ES division is a global organization primarily engaged in the design, manufacture and sale of DC power systems to telecommunications and Internet service providers worldwide. Our SPS division has developed a family of innovative silicon-based digital power management solutions in the DC/DC space. di/dt is engaged in the design, manufacture and sale of DC/DC power conversion products for multiple industries, although most products are designed for communications infrastructure and technology markets. All products are sold under the Power-One brand name by our sales force. The CAPS, SPS and di/dt products are collectively referred to as the “embedded products” and ES products are referred to as “power systems.”

     The communications infrastructure industry, in which much of our business is concentrated, entered a severe downturn in 2001. We initiated various cost containment measures at that time to mitigate the negative effects of the downturn, which resulted in significant downsizings of our operations, as well as restructuring and asset impairment charges, and inventory write-downs during 2001 and 2002. We saw improvements in our business and increased sales in 2003 and the first half of 2004 over 2002 and 2003 levels, respectively, but have recently seen softness in sales and orders booked in the third quarter of 2004. We continue working to identify cost reduction opportunities, and may record additional restructuring charges in the future as we seek additional cost savings through closures and consolidation of certain manufacturing, research and development, and administrative facilities and related reductions in headcount.

     We are becoming an increasingly international company, as we generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic and Slovakia and at contract manufacturers in Asia. We are in the process of shifting our business model toward increased use of contract manufacturers. We believe that the use of contract manufacturers will provide us with greater flexibility and a better ability to respond to changes in the market and will be less capital intensive. In the future, we intend to significantly increase our presence in Asia to take advantage of its lower cost structure and closer proximity to certain major customers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

•	Currency risk, since we will increasingly receive payments and purchase components in foreign currencies and we have historically not engaged in foreign currency hedging activities;

•	Risk associated with expanding into economies and markets that may experience financial or political instability;

•	Differing degrees of intellectual property protection outside of the United States;

•	Changes in laws and policies affecting trade, investment and taxes, including laws and policies relating to repatriation of funds and to withholding taxes;

•	Increased reliance on overseas contract manufacturers that may not be able to manufacture and deliver products as specified; and

•	Additional time constraints on management associated with overseeing an increased number of small operations that are geographically dispersed across Asia.

     The SPS division is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. Our maXyz™ product line, which was introduced in 2003, was developed specifically for the IBA market, and in 2004, we introduced a new digital power management architecture and our new Z-series product line and digital controller. We began full production of these products near the end of the third quarter of 2004. We have spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

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

     Revenue Recognition- We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is probable. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.” Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data. Changes in assumptions regarding the rate of sales returns and discounts earned by our customers could impact our results.

     We recognize revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory (“VMI”) programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. Title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. Revenue is only recognized when collectibility is reasonably assured. We may charge shipping and handling costs to customers, which are included in revenue.

     We offer our distributors a standard agreement which includes payment terms, description of their right to return or exchange product, and price discounts. In general, payment is due within 30 days of our shipment of the product to the distributors. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated products exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

     We have a joint venture in Asia which, along with certain of our contract manufacturers, may purchase raw components and other goods from us, and may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture and contract manufacturer only when the components and goods are for sales to third parties. When the joint venture or contract manufacturer purchases components that will be assembled and sold back to us, no revenue is recorded because the earnings process has not been completed.

     Impairment of Long-Lived Assets and Goodwill-We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” SFAS 144 superceded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

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

     Restructuring Costs-Effective January 1, 2003, we adopted and recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. Restructuring costs were related to the downsizing of our operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

     Deferred Income Tax Asset Valuation Allowance-We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

     Inventories-Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to 12-month projected usages. Additionally, reserves for non-cancelable open purchase orders for components we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management’s assumptions regarding projected usage of each component, which are subject to changes in market demand.

     Accounts Receivable and Allowance for Doubtful Accounts-We establish the allowance for doubtful accounts using the specific identification method and provide a reserve in the aggregate. Our estimates for calculating the aggregate reserve is based on historical information. Any changes to our assumptions or estimates may impact our operating results.

     Recent Pronouncements and Accounting Changes-In December 2003, the FASB issued FIN No.46R, “Consolidation of Variable Interest Entities.” It requires that the assets, liabilities and results of the activity of variable interest entities be consolidated into the financial statements of the company that has a controlling financial interest. It also provides the framework for determining whether a variable interest entity should be consolidated based on voting interest or significant financial support provided to it. The adoption of FIN No. 46R did not have any impact on our financial condition or results of operations.

Results of Operations

     Net Sales. Net sales increased $19.1 million, or 10%, to $208.4 million for the nine months ended September 30, 2004 from $189.3 million for the nine months ended September 30, 2003. Net sales increased $3.5 million, or 6%, to

$67.2 million for the quarter ended September 30, 2004 from $63.7 million for the quarter ended September 30, 2003. In both the quarter and nine months ended September 30, 2004, sales increases were attributable to volume growth in sales to certain communications and semiconductor automatic test equipment industry customers, sales to distributors and sales by our di/dt division, offset slightly by pricing pressure related to power systems’ products.

     Net sales for our two product lines are as follow, in millions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
Embedded products	$50.0	74%	$44.5	70%	$152.4	73%	$128.4	68%
Power systems	17.2	26%	19.2	30%	56.0	27%	60.9	32%

Total	$67.2	100%	$63.7	100%	$208.4	100%	$189.3	100%

     Net sales by customer category were as follows, in millions:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2004		2003		2004		2003
OEMs	$47.2	70%	$43.3	68%	$147.1	70%	$128.4	68%
Distributors	14.9	22%	14.1	22%	45.3	22%	42.1	22%
Service providers	5.1	8%	6.3	10%	16.0	8%	18.8	10%

Total	$67.2	100%	$63.7	100%	$208.4	100%	$189.3	100%

     Cisco Systems was the only customer to exceed 10% of net sales in the nine months ended September 30, 2004 and 2003, with $31.9 million, or 15% of net sales and $27.4 million, or 14% of net sales, respectively. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended September 30, 2004 and 2003, with $9.3 million, or 14% of net sales and $9.7 million, or 15% of net sales, respectively.

     Net sales by market were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Communications	56%	60%	58%	61%
Industrial	16%	16%	16%	16%
ATE/Semiconductor test equipment	8%	5%	7%	6%
Transportation	7%	8%	7%	8%
Computer and Retail	5%	3%	4%	3%
Medical	2%	3%	2%	3%
Other	6%	5%	6%	3%

Total	100%	100%	100%	100%

     The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings (in	September 30,	June 30,	March 31,	December 31,
millions)	2004	2004	2004	2003
Combined 180-day backlog	$41.8	$49.0	$47.4	$39.6
Combined 90-day backlog	$36.5	$40.6	$41.3	$34.7
Quarterly bookings	$58.7	$73.6	$74.7	$71.4
Quarterly book-to-bill ratio	0.87	1.02	1.09	1.06

     Our bookings and backlog may be impacted from time to time by new VMI programs. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic “signal” or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would be expected to result in higher turns business and a lower backlog. As such, we believe that bookings and backlog and the book-to-bill ratio are not necessarily reliable indicators of future results over time.

     Gross Profit. Gross profit for the nine months ended September 30, 2004 was $77.6 million compared with a gross profit of $70.0 million in the comparable period in 2003. As a percentage of net sales, gross profit increased slightly to 37.2% for the first nine months of 2004 from a gross profit of 37.0% for the same period in 2003. Gross profit for the quarter ended September 30, 2004 was $24.5 million compared with a gross profit of $23.2 million in the comparable period in 2003. As a percentage of net sales, gross profit decreased slightly to 36.4% for the third quarter of 2004 from a gross profit of 36.5% for the same period in 2003. For the quarter and nine months ended September 30, 2004, the gross margin was favorably impacted by overhead absorption and increased factory production, resulting from increased sales. Increased sales of embedded products, specifically the high power products that produce higher gross margins, as well as low-cost sourcing out of Asia also favorably impacted the gross margin. Several factors offset these favorable impacts to the gross margin for the three- and nine-month periods ended September 30, 2004. We experienced higher-than-expected freight surcharges resulting from rising oil prices and the shortened lead times of certain customers, which required the use of air freight rather than ocean freight. We also experienced pricing pressure in the power systems business which negatively impacted our gross margin by approximately 1% for each of the three- and nine-month periods ended September 30, 2004.

     Selling, General and Administrative Expense. Selling, general and administrative expense increased $3.2 million, or 7%, to $49.7 million for the nine months ended September 30, 2004 from $46.5 million for the same period in 2003. As a percentage of net sales, selling, general and administrative expense decreased to 24% for the nine months ended September 30, 2004 from 25% for the same period in 2003.

     Selling expense increased $3.4 million, or 19%, to $21.9 million for the nine months ended September 30, 2004 from $18.4 million for the same period in 2003. The increase in selling expense was primarily related to the increase in sales between periods. The other contributing factor for the increase is $0.3 million related to the transition of our European customer service department from Switzerland to Ireland and to the duplication of functions for that transition period that was completed during the quarter ended June 30, 2004. General and administrative expense decreased $0.3 million, or 1%, to $27.8 million for the nine months ended September 30, 2004 from $28.1 million for the same period in 2003.

     Selling, general and administrative expense increased $0.9 million, or 6%, to $16.4 million for the quarter ended September 30, 2004 from $15.5 million for the same period in 2003. As a percentage of net sales, selling, general and administrative expense was 24% for the quarters ended September 30, 2004 and 2003.

     Selling expense increased $1.1 million, or 19%, to $7.0 million for the quarter ended September 30, 2004 from $5.9 million for the same period in 2003. The increase was due to the sales growth between quarters as well as spending related to the launch of our new silicon products. Administrative expense decreased $0.2 million, or 2%, to $9.4 million for the quarter ended September 30, 2004 from $9.6 million for the same period in 2003.

     Engineering and Quality Assurance Expense. Engineering and quality assurance expense increased by $1.1 million, or 4%, to $31.0 million for the nine months ended September 30, 2004 compared to $29.9 million in the comparable period in 2003. The increase in expense was primarily due to an increase in quality assurance expenses across all divisions. As a percentage of net sales, engineering and quality assurance expense decreased to 15% for the nine months ended September 30, 2004 from 16% for the same period in 2003. Engineering and quality assurance decreased by $0.3 million, or 2%, to $10.3 million for the quarter ended September 30, 2004 compared to $10.6 million in the comparable period in 2003. As a percentage of net sales, engineering and quality assurance expense decreased to 15% for the quarter ended September 30, 2004 from 17% for the same period in 2003.

     Amortization of Intangible Assets and Asset Impairment. Amortization of intangible assets increased $0.2 million, or 10%, to $2.9 million for the nine months ended September 30, 2004 from $2.7 million for the same period in 2003. The increase in amortization relates to our acquisition of di/dt in February 2003, which resulted in nine months of amortization expense recorded during the nine-month period ended September 30, 2004 compared to seven months of amortization expense recorded during the same period in 2003. Amortization of intangible assets remained constant at $1.0 million for the quarters ended September 30, 2004 and 2003.

     In accordance with SFAS 144, we recorded asset impairment charges of $2.0 million and $1.3 million during the nine- and three- month periods ended September 30, 2004, respectively. Included in our nine-month asset impairment charge is a $0.7 million charge to write down the equipment at one of our European facilities to fair market value. This impairment charge related to the restructuring of our European operations during the second quarter of 2004. The impairment tests indicated that the carrying value of manufacturing equipment at this European facility was not recoverable by the future cash flows from the continuing operations of that location. During the third quarter of 2004, we wrote down our excess Mexico facility to fair value using current market activity resulting in an impairment charge of $1.3 million. No asset impairment charges were recorded during the quarter and nine months ended September 30, 2003.

     Restructuring Charge during the Nine Months Ended September 30, 2004. During the nine months ended September 30, 2004, we recorded pre-tax restructuring charges of $0.8 million, of which $0.7 million related to severance payments for a reduction in headcount and $0.1 million related to consolidation of excess facilities, in accordance with SFAS 146. The charges were a result of the restructuring of our European operations. No restructuring charges were recorded during the quarter ended September 30, 2004 and 2003 or the nine months ended September 30, 2003.

     Loss from Operations. As a result of the items above, loss from operations improved $0.3 million to an operating loss of $8.8 million for the nine months ended September 30, 2004 from an operating loss of $9.1 million for the same period in 2003. As a result of the items above, loss from operations increased $0.6 million to an operating loss of $4.5 million for the quarter ended September 30, 2004 from an operating loss of $3.9 million for the same period in 2003.

     Interest Income (Expense), Net. Net interest income was $0.8 million for the nine months ended September 30, 2004, an improvement of $0.2 million over net interest income of $0.6 million for the same period in 2003. Net interest income was $0.4 million for the quarter ended September 30, 2004, an improvement of $0.3 million over net interest income of $0.1 million for the same period in 2003. The increase in net interest income between periods is largely attributable to the decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004, offset slightly by the decrease in our cash balance.

     Other Income (Expense), Net. Net other expense was $0.6 million for the nine months ended September 30, 2004, a decrease of $2.6 million from net other income of $2.0 million for the same period in 2003. This decrease is due in part to foreign currency fluctuations. Our primary foreign currencies are the Norwegian Kroner, the Swiss Franc, the British Pound, and the Euro. Other expense for the nine months ended September 30, 2004 also included a write-down of $1.1 million related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million.

Net other income was $0.4 million for the quarter ended September 30, 2004, an increase of $0.5 million from net other expense of $0.1 million for the same period in 2003. The modest increase is attributable to foreign currency fluctuations between periods.

     Provision (Benefit) for Income Taxes. The provision for income taxes was $3.4 million for the nine months ended

September 30, 2004 compared to the provision for income taxes of $1.4 million for the same period in 2003. The provision for income taxes was $1.6 million for the quarter ended September 30, 2004 compared to the benefit for income taxes of $0.3 million for the same period in 2003. The income tax provision was generated by our profitable European locations.

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

Liquidity and Capital Resources

     Our cash and cash equivalents balance decreased $65.0 million, or 65%, to $34.5 million at September 30, 2004 from $99.5 million at December 31, 2003. Our primary uses of cash in the first nine months of 2004 consisted of $52.0 million to purchase investments classified as held to maturity, $9.1 million to repay long term debt and $6.2 million for the acquisition of property and equipment. Our primary sources of cash in the first nine months of 2004 consisted of $1.9 million from the sale of property and equipment and $1.8 million from the issuance of common stock.

     Cash used in operating activities of $0.5 million included a decrease in trade and other accounts receivable of $8.2 million, an increase in inventories of $5.6 million and a decrease in accounts payable of $7.7 million. In addition, cash used in operating activities also included approximately $3.8 million of cash payments relating to the Company’s restructuring programs.

     Cash provided from the sale of property and equipment included $0.6 million in proceeds from the sale of an excess facility we had in Europe. The remaining proceeds primarily related to the sale of excess surface mount technology (SMT) equipment.

     In February 2004, we elected to repay the long term debt of $9.1 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand.

     In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.1 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2004, the outstanding balance on all credit facilities was $1.2 million on our Swiss credit facility at a weighted-average interest rate of 2.65%.

     We currently anticipate that our total capital expenditures for 2004 will be in the range of $8 to $10 million, of which $6.2 million was incurred during the first nine months of 2004. These capital expenditures relate primarily to the purchase of manufacturing equipment and process improvements, our implementation of Oracle financial database software company-wide, equipment related to research and development and product development, additions and upgrades to our facilities, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

     Other Contractual Obligations. We do not have material financial guarantees that are reasonably likely to affect liquidity. However, we do have a contingent purchase price increase related to a past acquisition. Under the terms of the acquisition agreement, we may be obligated to make payments to former shareholders of an acquired company related to future financial performance. The maximum additional amount that may be incurred in 2004 under the earn-out agreement is up to 0.5 million additional shares of Power-One common stock. No earn-out provisions extend beyond December 31, 2004.

     Related Parties. We maintain minority ownership in a number of investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing $2.1 million of SMT manufacturing equipment and a $5.2 million note receivable we held from the contract manufacturer, in exchange for common equity. We may pay up to $0.7 million in cash to this contract manufacturer if we do not reach certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity-method, and the investment in the contract manufacturer is classified as an available-for-sale investment.

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

     In February 2003, we acquired 100% of the equity of di/dt Inc., a closely-held company and technology innovator in the DC/DC space, for $12.4 million consisting of cash and common stock, including the note receivable from, and cost basis investment in, di/dt prior to the acquisition. In addition, a cash bonus of approximately $1 million was granted to the original founders of di/dt. Lastly, we agreed to pay up to an additional 1.0 million shares in Power-One common stock as earn-out to the former di/dt shareholders contingent upon the attainment of defined operational performance and new product introduction during 2003 and 2004, of which 0.2 million and 0.3 million shares in Power-One common stock were distributed in the nine months ended September 30, 2003 and 2004, respectively, as part of the earn-out to former di/dt shareholders. The maximum additional shares that may be issued under the earn-out agreement is 0.5 million shares, which is payable in varying installments for results through December 31, 2004. We held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

     Summary of Contractual Obligations and Commitments. A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

			Non-Cancelable
	Total	Operating	Purchase
Year Ending December 31,	Debt	Leases	Orders	Total
2004 (three months)	$1.2	$1.6	$8.7	$11.5
2005	—	6.2	—	6.2
2006	—	4.8	—	4.8
2007	—	3.3	—	3.3
2008	—	2.6	—	2.6
2009 and thereafter	—	6.9	—	6.9

Total	$1.2	$25.4	$8.7	$35.3

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

     The table below presents principal cash flows and related weighted-average interest rates for our credit facilities at September 30, 2004, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (CHF 1.5)	$1.2	—	—	—	—	—	$1.2	$1.2
Average Interest Rate	2.65%						2.65%

     Foreign Currency. A significant portion of our business operations are conducted in various countries in Europe. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 2004, we had not entered into any significant foreign exchange contracts.

Item 4—Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods. As of September 30, 2004, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

     There have been no significant changes in the Company’s internal control over financial reporting, or in factors that could significantly affect internal control over financial reporting subsequent to the date of completion of this evaluation.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “expect,” “anticipate,” “should,” “believe,” “continue,” “intend,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company’s business, government and regulatory policies, the level market acceptance of our new product family, timing of any benefits related to restructuring activities, technological developments and changes in the competitive environment in which the Company operates. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2003. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS. The Complaint, filed on February 5, 2001, alleged infringement of Vicor’s U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint sought certain injunctive relief and compensatory damages. The Company denied all infringement or liability for any damages. The trial court issued its ruling on patent claims construction, and on respective summary judgment motions of Vicor and Power-One, on January 2, 2003. The court’s ruling was consistent with the Company’s position, and supported the Company’s assertion that its accused products did not infringe the patent. The court denied both party’s motions for summary judgment.

As a result of the January 2, 2003 ruling, judgment of non-infringement was entered in the Company’s favor on June 20, 2003. Vicor appealed this judgment and the underlying trial court decision to the Federal Circuit Court of Appeals.

The Federal Circuit Court of Appeals ruled in favor of the Company on May 24, 2004, upholding the January 2, 2003 trial court ruling of no infringement by the Company’s products of the Vicor patent. No further appellate proceedings have been pursued by Vicor. The deadline for further appeal expired on October 29, 2004. As such, the trial court ruling, as affirmed by the Federal Circuit Court of Appeals, becomes final, and all proceedings have now been dismissed.

As part of its defense of the current patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the acquisitions of Melcher AG. Management believes that a substantial portion of the costs of defense will be reimbursed from amounts held in the Melcher escrow account.

Item 6—Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On July 22, 2004, the Company furnished a report on Form 8-K announcing second fiscal quarter 2004 financial results.

On September 22, 2004, the Company furnished a report on Form 8-K revising guidance for third fiscal quarter 2004 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2004	POWER-ONE, INC.
	By:	/s/ Steven J. Goldman
Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eddie K. Schnopp
Sr. Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)