Form 10-K
period 2004-12-31
POWER ONE INC
filed 2005-03-18
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 25, 2004, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation ("NASDAQ") System on that date was approximately $758,525,000

        As of March 11, 2005, 84,635,389 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant's Annual Meeting of Stockholders For Fiscal Year 2004, to be held on May 3, 2005, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

        Unless the context indicates otherwise, all references herein to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "plan," "intend" or "continue" or the negative thereof or other variations thereon or comparable terminology. We caution that the matters set forth under "Risk Factors," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of power conversion and power management products, most of which are sold into the communications infrastructure market. Our products are used to convert, process and manage electrical energy to the high levels of quality, reliability and precise levels of direct current ("DC") voltage required by communications infrastructure and other equipment. With hundreds of different products, we have one of the most comprehensive product lines in the power conversion and power management industry and are one of a few companies that can power virtually every segment of a communications infrastructure network.

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

  •
  DC/DC point-of-load ("POL") converters that utilize a semiconductor package ideal for powering Intermediate Bus Architecture (IBA) POL applications; and

  •
  A new digital power management architecture ("Z-One") and related digital products that integrate conversion, communications, and control for a digital board-level solution.

        We design our products primarily for the higher-end communications infrastructure market, rather than for use in personal computers, mobile phones or other consumer products.

        AC/DC power supplies convert alternating current ("AC") from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply. DC/DC converters modify an existing DC voltage level to other DC voltage levels to meet the power needs of various subsystems and components within electronic equipment. DC power systems are integrated or external systems used to power and back-up large communications infrastructure equipment. During 2004, we introduced our Z-One digital power management architecture and related products, which manage DC power in a significantly enhanced manner over traditional power supplies and also can save customers significant board space, design time and cost.

        We design our power conversion and power management products primarily to meet the needs of manufacturers of communications infrastructure equipment. For these manufacturers, a fluctuation of power may cause severe damage to sensitive systems, resulting in data loss, file corruption and significantly reduced productivity. We design our products to take low-quality power from the electrical grid and purify it to meet the higher quality demanded by digital communications networks, providing significantly greater protection against power disturbances, such as fluctuations and outages. In addition, our products' compact designs are critical to our customers who need to minimize the space allocated to power conversion products in order to maximize the space available for other components. We continually strive to stay ahead of the technology curve to develop innovative products that meet and exceed our customers' needs.

        While approximately 38.4% of our sales were to our top ten customers in 2004, we sell our products to hundreds of customers worldwide. Our largest customer in 2004 was Cisco Systems and its contract manufacturers, which accounted for 15.1% of our sales in 2004, 15.4% of our sales in 2003, and 15.5% of our sales in 2002. Other key communications infrastructure customers include Nokia, Lucent, Alcatel, Nortel and Motorola. Key customers in other industries include Teradyne, Siemens and Intel.

        We were originally incorporated in 1973 as a California corporation, and re-incorporated in State of Delaware in January 1, 1996.

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

        The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services. Increases in Internet usage, demand for broadband services and demand for wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion products also grew. In 2001, however, the communications infrastructure industry entered into a severe downturn, which was characterized by delayed network deployments by service providers due to excess capacity and by a significant inventory correction. This downturn continued into 2002, and resulted in significant industry contraction. During this downturn we experienced decreasing sales, cancellation of orders, write-offs of excess inventory, restructuring charges and asset impairment charges. We experienced modest sales growth in 2003 and 2004, as customers are now ordering at levels that reflect current estimated demand.

        Long term, however, we believe the following key trends will continue to drive demand for power conversion:

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the advent of the Internet, wireless communications, broadband applications and other new technologies, recent years have witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. This increase in data quantity required the construction of large-scale, sophisticated fiber optic and server-based networks in the late 1990s. However, many networks became overbuilt. Longer term, however, as the communications infrastructure industry needs to process greater amounts of data, it will in turn demand continual increases in power. Industry sources project that the amount of power required by communications infrastructure equipment will grow significantly faster than the demand by other traditional users of power.

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

        Growing Use of Distributed Power Architecture and Intermediate Bus Architecture, as well as the Trend Toward Power Management Rather than Simple Power Conversion.    Traditional power supply architecture uses a single, centralized power supply, which distributes the power through a cable of wires to the various individual components dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer-generation communications technologies being developed are requiring semiconductors that use lower voltages than previous-generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals because as power increases and voltage decreases the cable thickness increases to an unacceptable size.

        To address this issue, Distributed Power Architecture, or DPA, uses a front-end power supply that converts AC voltage into an intermediate high-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power. DC/DC converters are located throughout the system close to the devices that use power. These converters reduce the voltage to the precise amount needed at the point it is to be used. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply could jeopardize the entire system, the failure of a single DC/DC converter in a DPA system may only affect those few individual components that it serves. Finally, because there are many converters within the system, DPA allows for greater flexibility by permitting a part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

        More recently, a modified version of DPA called Intermediate Bus Architecture, or IBA has emerged, which addresses the number of different and lower voltages required by different systems. Instead of using multiple DC/DC converters that have a typical input of 48 volts and low output voltages of less than 3V, the IBA uses a single converter with an intermediate voltage (typically between 12 volts and 3 volts). The intermediate voltage from the one converter is then transmitted to multiple POL DC/DC converters, each of which converts the intermediate voltage to the required lower voltages, which are typically 3 volts or less. During 2003 we announced a new division within the Company, Silicon Power Systems (SPS), which designs highly innovative and efficient silicon-based solutions for next generation DC/DC power management products in the IBA market. We developed our maXyz product line specifically for the IBA market. In 2004 we introduced our Z-One digital power management architecture and related products as part of the maXyz product line. We have spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology.

Our Competitive Advantages

        We believe that we have key advantages that helped us to establish a leading brand for our products. The factors that we believe contribute to this leading position are as follows:

        Broad Product Line.    We offer hundreds of products, in power ranging from one watt to a half-megawatt. Our smaller products are no larger than a dime, while our larger DC power systems could fill an entire room. With millions of potential current and voltage configurations, our broad product line offers our customers a one-stop shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every segment of a communications infrastructure network.

        Leading Design and Development Capabilities.    There are a limited number of highly-skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative teams in the industry. In addition to maintaining a high retention rate among our technical staff, we also added top scientists to our ranks through each of our past strategic acquisitions. This pool of engineering talent has allowed us to consistently upgrade to new generations of power conversion products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA technology, and we expect to achieve a similar leading position in IBA technology. We believe that our Z-One digital power management architecture has created a first-to-market competitive advantage for us; although certain competitors have announced a strategic alliance to develop similar products, there is currently no similar competing product offering in the market place.

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

        Expand Product Lines, Including DPA and IBA Products.    We provide one of the most comprehensive lines of power conversion and power management products, including DPA and IBA products, which are increasingly being designed into communications infrastructure equipment. Our recently introduced Z-One digital power management products play a key role in our strategy. Once a power supply has been designed into a customer's product, it is generally difficult for the customer to change suppliers during that product's life cycle. We also work with our customers to understand their changing product needs in order to proactively develop leading technology products. We intend to continue our extensive research and development program to improve our products' performance and expand the breadth of our product offerings.

        Continue to Cross-Sell Products on a Global Basis.    We expanded the geographic reach of our business through a series of strategic acquisitions in 1998 through 2003, which provided market penetration for our AC/DC and DC/DC products throughout Europe and broadened access for our telecom DC power systems products to Europe and Asia. We believe we have substantial opportunities to market products developed in one region to customers located in other regions. We intend to capitalize on our increased access to global markets by attempting to sell our complete product line to customers who had previously purchased only those products offered by the companies we acquired.

        Continue to Acquire and Invest in Strategic Businesses and Technologies.    We plan to selectively acquire and invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion industry presents opportunities for further consolidation. In addition, we are investing aggressively in internal research and development initiatives to create next-generation power conversion products and continuing to invest in advanced technologies for our DC/DC power converter products to enable significantly smaller power converters, higher efficiencies, and better performance in controlling and managing power on communications- oriented printed circuit boards. We continue to earmark a significant portion of our overall research and development budget to develop this technology.

        In 2004 we introduced our Z-One digital power management architecture and related products, which integrate conversion, communications, and control for a digital board-level solution. Features of this architecture and the related Z-7000 product line include the ability to fully manage up to 32 POL DC/DC converters with a single-wire digital bus. It also provides a 50% reduction in Printed Circuit Board (PCB) space, 20% cost savings, and a 90% decrease in components, number of PCB traces, and power-system development time. In 2005, we introduced our Z-1000 product line, which are power management products that contain many but not all of the same features as the Z-7000 products, which we plan to market for customers' mid-range applications.

        Utilize Contract Manufacturers to Minimize Risk and Remain Cost Competitive.    We continue to shift our manufacturing model toward increased use of low-cost contract manufacturers around the world, especially in Asia. We have made strategic investments in or formed joint ventures with certain contract manufacturers in order to ensure adequate access to their capacity. Although we currently manufacture many of our products in low cost locations such as the Dominican Republic and Slovakia, the increased use of contract manufacturers will enable us to lower our overall costs and allow us to more efficiently scale production without significant capital investments in production capacity.

Our Products

        The majority of our products are standard and modified standard products that are designed to accelerate customers' time to market, as well as reduce the cost of customers' new product introductions. Power supplies are generally classified as standard, modified standard and custom. Standard products refer to products that are standard to a particular manufacturer, as opposed to an industry standard. Modified standard products are a specific company's standard products modified to fit a particular customer application. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from "scratch" to meet the specifications of a unique customer application. Standard and modified standard products tend to have higher margins than custom products, which require significant tool and die costs and four- to six-month lead-times from conception through production. In addition, users of custom products frequently have high-volume production requirements and typically operate in more price-sensitive industries. We also developed modular product architectures, which are meant to achieve the flexibility of a custom power supply without the long lead-times and significant tool and die costs.

        All of our products are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Our products can be classified into three main groups: AC/DC power supplies, DC/DC converters and DC power systems. These categories can be distinguished based on their location, size, functions within the system and primary applications.

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

Division Structure

        In 2005, we announced plans to integrate substantially all of the operations of the ES division and di/dt into those of the CAPS division. As of 2004, the Company consisted of four divisions: the Compact Advanced Power Systems ("CAPS") division, the Energy Solutions ("ES") division, the Silicon Power Systems ("SPS") division and di/dt. Upon completion of the integration, the CAPS division will consist of our traditional AC/DC, DC/DC and power systems businesses. The SPS division is and will be focused on developing next-generation silicon-based digital power management products for the recently introduced Z-One digital power management architecture.

Customers

        We sell our power conversion products to a diversified group of hundreds of equipment manufacturers, including contract manufacturers. Cisco Systems and its contract manufacturers accounted for 15.1% of our sales in 2004, 15.4% of our sales in 2003 and 15.5% of our sales in 2002. Cisco Systems and its contract manufacturers collectively were the only customers to account for more than 10% of our sales during these periods.

        Our top 10 customers accounted for approximately 38.4% of net sales in 2004, 36.3% of net sales in 2003 and 39.4% of net sales in 2002. Although our sales are diversified across many end markets, our strategy has been to focus our sales efforts on the communications infrastructure equipment market due to the suitability of our products for this market and because of the higher level of long-term growth we believe this market will experience. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended December 31,
	2004	2003
Communications	59%	62%
Industrial	16%	16%
Transportation	7%	8%
ATE/Semiconductor test equipment	7%	5%
Medical	2%	3%
Computer and Retail	4%	3%
Other	5%	3%

Total	100%	100%

        We have manufacturing and research and development operations in the United States, Dominican Republic, Switzerland, Slovakia, Ireland and China. The following table summarizes our revenues and long lived assets in different geographic locations (in millions):

	Years Ended December 31,
	2004		2003		2002
	Embedded products	Power systems	Embedded products	Power systems	Embedded products	Power systems
Revenues:(a)
United States	$83.5	$19.7	$79.6	$16.4	$78.0	$13.0
Canada	29.0	0.6	11.5	2.3	7.7	2.4
United Kingdom	9.2	4.1	9.1	7.0	7.9	9.9
Other European countries	46.1	37.7	40.3	39.9	30.6	35.4
Malaysia	19.5	1.3	25.7	—	21.9	—
Other Asian countries	12.8	11.6	6.9	12.9	3.8	11.4
Other foreign countries	0.1	5.1	0.1	4.6	8.5	0.2

Total	$200.2	$80.1	$173.2	$83.1	$158.4	$72.3

	December 31,
	2004	2003
Long-Lived Assets:
United States	$66.2	$70.4
Switzerland	15.5	19.7
Norway	13.3	12.1
Dominican Republic	9.1	10.3
Slovakia	7.9	3.8
Other foreign countries	3.8	3.7

Total	$115.8	$120.0

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

Research, Development and Engineering

        Worldwide we have approximately 318 employees in our research and development departments of which approximately 166 are engineers. We spent approximately $29.4 million on research and development in 2004, $28.5 million in 2003 and $21.2 million in 2002. We have four engineering and design centers in the United States: Andover, Massachusetts; Dallas, Texas; and Camarillo, Carlsbad and Morgan Hill, California. We also have engineering and design centers in Santo Domingo, Dominican Republic; Drammen, Norway; Uster, Switzerland; Shenzhen, China; and Limerick, Ireland. Additionally, we have engineering staff on site in each of our manufacturing facilities. Finally, we have engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers. Our goal has been to establish research centers in areas that are strategically located for servicing our customers and in which we have strong access to technical talent.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly increased our product development processes and production capacity, and we believe it has also improved our product quality. In addition, we made an equity investment in and have manufacturing outsourcing arrangements with a contract manufacturer in Asia and we have outsourcing arrangements with other contract manufacturers.

        Product quality and responsiveness to our customers' needs are of critical importance in our efforts to compete successfully. We emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and /or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box test or pre-ship audit on randomly selected units before delivery. We require the same levels of quality from our contract manufacturers.

        As their operations expand internationally, our customers increasingly require that their power products meet or exceed established international safety and quality standards. In response to this need, we design and manufacture our power conversion products in accordance with the certification requirements of many international agencies. These agencies include Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market; additionally, various equipment may be tested to Network Equipment-Building System requirements for the U.S. telecom market, and to European Telecom Standard Institute requirements for the European Union telecom market.

        We manufacture and assemble approximately 50% of our products at our facilities in the Dominican Republic, California, Asia, and Slovakia. We have smaller system integration facilities throughout Europe, Asia, North America, and Australia for our DC power plant products. Production of our silicon-based POLs is outsourced to contract manufacturers in North America and in Asia. Our manufacturing plant in Mexico was closed in late 2002. All of our manufacturing facilities are ISO certified or, in the case of the newest facilities, are in the process of receiving their certification. In our global manufacturing operations, we currently have an aggregate of approximately 500,000 square feet of manufacturing space. Most of our subcontractors are located in Asia.

        In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world. Although we currently manufacture many of our own products, we are shifting toward increased use of contract manufacturers to minimize costs and capital requirements, while providing greater flexibility. Although decisions to use and/or expand contract manufacturing will depend on a number of factors, including customer needs, we expect that the overall trend toward increased use of contract manufacturers will continue in the future.

Suppliers

        We maintain a network of suppliers for components and other materials used in the manufacture of our power conversion products. We typically design products using components readily available from several sources and attempt to minimize our use of components that we can only obtain through a single source. We procure components based upon our enterprise resource planning system and use a combination of forecasts, customer purchase orders and formal purchase agreements to create our materials requirements plan.

        We occasionally use components or other materials for which a single supplier is the only source of supply. We may seek to establish long-term relationships with such suppliers. We have a number of volume purchase agreements with certain suppliers of key items. This practice enables us to maintain a more constant source for required supplies and produce cost savings through volume purchase discounts.

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog is not necessarily a reliable indicator of future revenue because a significant portion of customer orders is turns business (orders booked and shipped within the same reporting period that never appear as period-end backlog). Because our lead-times have averaged four to eight weeks, which we believe is substantially lower than our competition and generally allows us to turn around product to customers more quickly than our competitors, a higher proportion of our business in turns business. In addition, customers on Vendor Managed Inventory ("VMI") programs exercise discretion as to the timing of inventory consumption. When VMI programs are initiated by customers, bookings and backlog are canceled and replaced by a product-use forecast. We then manufacture product for the customer per the forecast, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher turns business and a lower backlog.

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

Intellectual Property Matters

        We regard certain equipment, processes, information and knowledge that we developed and use to design and manufacture our products as proprietary. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our employees and other measures to protect our proprietary rights. We currently hold 74 patents, an increase of 18 patents from the prior year, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 9 U.S. registered trademarks with additional applications pending, and claim common law trademark rights to certain additional marks.

Employees

        At December 31, 2004, we employed 2,422 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	1,643
Engineering	318
General and administrative	220
Sales and marketing	135
Quality assurance	106

Total	2,422

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

RISK FACTORS

A significant percentage of our revenue is generated from customers in the volatile communications infrastructure industry. If our customers in this industry do not at least maintain their level of purchases from us, we may see a reduction in demand for our products and our operating results may be materially adversely affected.

        Our sales to the communications infrastructure industry increased from 25% of our total sales in 1998 to a range of 59% to 73% over the past five years. Growth in the communications industry in the late 1990s through 2000 was being driven primarily by the expansion of the Internet, broadband and wireless networks. The subsequent downturn in the industry in 2001and 2002 caused a sharp decrease in demand for our products as a result of a decrease in capital spending by our customers, particularly service providers. The industry downturn caused some of our customers, including our largest customers, to restructure into smaller operations and hampered their ability to forecast accurately. Our future revenue growth depends in large part on the resumed growth of these services as widely used media for commerce and communication. We experienced modest revenue growth in 2004 and 2003. However, if the communications infrastructure industry experiences further volatility, it could have a material adverse effect on our operating results.

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

        Fluctuations in customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results. High-volume orders, especially orders which require modification of our standard products, if cancelled, may substantially increase the risk of inventory obsolescence and write-offs due to excess capacity. In addition, certain significant customers are on vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customers' forecast and the inventory is physically located at a site controlled by the customer. The customer uses the inventory as needed, and the sale occurs at that time. We experienced and expect to continue to experience variability as to the timing of customers' VMI pulls, which results in variability in our net sales.

We rely on a few major customers for a material portion of our business and the loss of any of those customers could reduce our net income and operating results.

        A few customers account for a material portion of our net sales each year. Cisco Systems and its contract manufacturers represented approximately 15% of our net sales in 2004 and 2003. For 2004 and 2003, our top five original equipment manufacturers ("OEM") customers accounted for approximately 31% and 28% of our net sales, respectively. In addition, some of our products sell for significantly higher gross margins than others. If we lose any of these key customers, if any of them reduces or cancels a significant order, or if our product mix changes significantly, our net sales and operating results could decrease significantly.

Failure to anticipate trends in the type of power conversion products our customers will demand may adversely affect our business.

        Because we have many customers in the communications infrastructure industry, the factors and economic trends that affect these companies also affect our business. The communications infrastructure industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. Increasing usage of the Internet, emerging demand for broadband services and the increasing demand for wireless services all contributed to the growth of the communications infrastructure industry. Because resulting technological advances required significantly greater and more reliable power, the demand for newer generation power conversion products has also grown. To respond to the needs of our customers in the communications infrastructure industry, we must continuously develop new and more advanced products at lower prices. We have made and will continue to make significant investments in next generation technologies, but there can be no assurance that the resulting products will be successful or that we will recoup our research and developments costs through increased sales.

        During 2003, we announced the creation of a new division within the Company dedicated to developing next-generation DC/DC products, and this division launched its first major digital power management products during 2004. Many of these new products are based on silicon technology, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. While we believe that our technology is at least two years ahead of our competitors, some of our traditional competitors have formed a consortium with other semiconductor technology companies to address the same market as we are seeking to address. This consortium may create doubt about our technology and products in the marketplace. In addition, although we have licensed our technology to another company in order to address customers' second source concerns, there can be no assurance that sufficient quantities of our products will be available. The market may not accept our technology or adoption rates may be slower than expected. Our inability to properly assess developments in the communications infrastructure industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs.

We may not be able to realize all of the savings we have projected from the 2005 restructuring we have announced.

        We have announced a restructuring plan in 2005, the largest component of which is our plan to substantially eliminate our Energy Solutions operations in Norway and to integrate them into our embedded products business infrastructure. In addition, we have planned further cost reductions in other areas of the Company. While we anticipate realizing significant cost savings from this restructuring, there can be no assurance that the full savings will actually be realized. In addition, there can be no assurance that the restructured business will operate as efficiently as we anticipate.

        Certain positions that are eliminated in a particular location may need to be rehired in other locations, or the elimination of certain positions may need to be delayed due to business transition issues. We may experience a significant number of resignations in a location that is being downsized. In addition to not realizing cost savings, we may encounter difficulties integrating the Energy Solutions operations into our remaining infrastructure. For example, integration issues could cause shipments to be delayed and we could lose customers. Any of the foregoing could delay or prevent us from realizing the full cost savings associated with the restructuring plan and could have a material adverse impact on our financial results.

Price erosion may have a material adverse effect on our margins and profitability.

        The power supply manufacturing industry is generally characterized by intense competition. We believe that the principal bases of competition in our targeted markets are breadth of product line, quality, reliability, stability and reputation of the provider, technical knowledge, flexibility and readily available products. We believe that price becomes a more important competitive factor when competition increases, when an economic downturn occurs or when we negotiate high volume orders. We saw pricing pressure from some of our key customers during 2004 and 2003 and have factored additional price erosion into our forecast for 2005. Downward pricing pressure could have a material adverse effect on our operating results.

We are subject to credit risks.

        Some of our customers have experienced and may continue to experience financial difficulties and/or have failed to meet their financial obligations to us. As a result, we have incurred charges for bad debt provisions related to certain trade receivables. In certain cases where our end-customers utilize contract manufacturers or distributors, our accounts receivable risk may lie with the contract manufacturer or distributor and may not be guaranteed by the end-customer. If there are additional failures of our customers to meet their receivables obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not materially reflect our customers' financial conditions and payment levels, we could incur additional write-offs of receivables in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.

        We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products. At least one such claim has resulted in litigation in the past. If we do not prevail in any such litigation, our business may be adversely affected.

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

We are subject to risks associated with future company and technology acquisitions, divestitures, joint ventures and strategic investments.

        We may continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management's time and resources for which economic and opportunity costs cannot be recouped if the transactions do not occur. Future transactions by us could result in the following consequences:

  •
  dilutive issuances of equity securities;

  •
  incurrence of debt and contingent liabilities;

  •
  impairment of tangible and intangible assets;

  •
  research and development write-offs; and

  •
  other acquisition-related expenses.

        We may also encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when entering into these transactions. In addition, after we complete an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. Any of the foregoing could have a material adverse effect on our financial position and results of operations.

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

        Certain provisions of our Certificate of Incorporation could make it difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. As currently adopted, we have a Board of Directors which is divided into three Classes, which means that our stockholders can only elect approximately one third of the board on a "per class" basis at each annual meeting of stockholders. We are however seeking shareholder approval at our annual meeting in May, 2005 for amending our Certificate of Incorporation to provide for election of all directors annually, as opposed to the current "class" arrangement. If this amendment is approved, we will ask our stockholders to elect our entire Board of Directors at the May, 2005 Annual Meeting. Stockholders must inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. Our Certificate of Incorporation also requires approval of 75% of our voting stock to amend certain provisions. Our Board of Directors can issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, we have a stockholder rights plan that allows our stockholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our Board of Directors. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Steven J. Goldman	47	Chief Executive Officer and Chairman of the Board
William T. Yeates	44	President and Chief Operating Officer
Eddie K. Schnopp	46	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Randall H. Holliday	55	Secretary and General Counsel
Donna M. Koep	44	Senior Vice President—Human Resources
William Franciscovich	45	Senior Vice President—Worldwide Sales
Brad W. Godfrey	45	President, CAPS Division

(1)
As of March 17, 2005

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

        Donna M. Koep.    Ms. Koep joined us in 1978. During her employment with the Company, Ms. Koep has held numerous Human Resource management positions within the Company of increasing responsibility and scope. She was appointed in 1999 to her current position as Senior Vice President, Human Resources, responsible for overseeing and managing Power-One's worldwide Human Resource functions. Ms. Koep is married to Mr. Eddie K. Schnopp, our Senior Vice President—Finance, Chief Financial Officer and Treasurer.

        William Franciscovich.    Mr. Franciscovich joined us in 2004 as our Senior Vice President of Embedded Product Sales and was appointed Senior Vice President of Worldwide Sales later that year. Before joining us, Mr. Franciscovich held various positions of increasing responsibility in the sales division at IDT, including most recently as Vice President of Worldwide Sales. He holds a B.S. degree in Materials Science Engineering from Cornell University.

        Brad W. Godfrey.    Mr. Godfrey joined us in 1988. During his tenure with us, he has held a variety of positions of increasing responsibility and scope within the company, including Senior Vice President—Global Operations. He was appointed to his current position of CAPS Division President in July 2003.

        Our officers serve at the discretion of the Board, subject to any employment agreements.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	100,000	143	Administration, R&D, Warehousing, Marketing and Sales
Carlsbad, California	65,000	89	Administration, R&D, Manufacturing, Warehousing, Marketing and Sales
Andover, Massachusetts	61,000	41	Administration, R&D, Warehousing, Marketing and Sales
Lewisville, Texas	20,000	31	Administration, R&D, Systems Integration, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	190,000	1,222	Administration, Manufacturing and Assembly, Warehousing
Dubnica Nad Vahom, Slovakia	122,000	519	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Limerick, Ireland	35,000	42	R&D, Small-Volume Manufacturing, Warehousing
Shenzhen, China	52,000	80	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

        The table below lists our closed facilities that are subleased or available for subleasing.

Location	Approximate Size (square feet)
Orange County, California	157,000
Round Rock, Texas	14,000
San Luis, Mexico	116,000

        We believe that the facilities we now use are more than adequate for our current and anticipated operating needs. We own our facilities in Mexico and Slovakia that are included in the facilities listed above. In addition, we own facilities in Switzerland and Norway. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2014 in North America and 2011 in Europe and Asia. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3—LEGAL PROCEEDINGS

        The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        The Company provides the following information for the purposes of final reporting of one prior legal proceeding in which the Company was involved.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS.    The Complaint, filed on February 5, 2001, alleged infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The

Complaint sought certain injunctive relief and compensatory damages. The Company denied all infringement or liability for any damages.

        Following proceedings at the trial and appellate levels (details of which have been reported in previous periodic filings of the Company), the subject litigation was concluded with a finding of no infringement of the Vicor patent by the Company's products. All appellate rights and proceedings have expired, all prior rulings favorable to the Company have become final, and all proceedings have now been dismissed.

        As part of its defense of the Vicor patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the Company's acquisition of Melcher AG. Management believes that a substantial portion of its costs of defense will be reimbursed from amounts held in the Melcher escrow account.    However, litigation in Switzerland may be required based on objection by the Melcher sellers to the Company's claim for reimbursement.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the NASDAQ and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended December 31,
	2004		2003
	High	Low	High	Low
First Quarter	14.26	10.30	6.59	4.25
Second Quarter	11.37	8.62	7.93	4.56
Third Quarter	11.00	6.45	12.46	6.77
Fourth Quarter	10.12	6.08	12.03	8.16

        As of March 11, 2005, there were 415 holders of record of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained under the caption "Equity Compensation Plan Information as of December 31, 2004" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and such information is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of

Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended December 31,(1)
	2004(8)(9)	2003(6)(7)	2002(5)	2001(4)	2000(2)(3)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$280.3	$256.3	$230.7	$363.7	$511.0
Cost of goods sold	182.4	161.7	234.7	357.9	311.9

Gross profit (loss)	97.9	94.6	(4.0)	5.8	199.1
Selling, general and administrative expense	67.8	62.4	59.3	72.6	80.5
Engineering and quality assurance expense	42.2	40.8	34.7	39.1	36.6
Amortization of intangible assets	3.9	3.6	5.1	19.1	11.4
Restructuring charge	1.1	3.1	10.7	25.1	—
Impairment of goodwill	—	—	67.6	11.0	—
Asset impairment	2.0	—	42.6	22.7	—

Total expenses	117.0	109.9	220.0	189.6	128.5

Income (loss) from operations	(19.1)	(15.3)	(224.0)	(183.8)	70.6
Interest income	1.8	1.6	1.7	3.8	3.3
Interest expense	(0.6)	(1.0)	(1.1)	(2.5)	(6.4)
Other income (expense), net	(0.2)	(4.5)	0.2	(4.4)	(1.1)

Income (loss) before provision (benefit) for income taxes.	(18.1)	(19.2)	(223.2)	(186.9)	66.4
Provision (benefit) for income taxes	3.1	(1.0)	(12.2)	(1.0)	22.5

Net income (loss)	$(21.2)	$(18.2)	$(211.0)	$(185.9)	$43.9

Basic earnings (loss) per common share	$(0.25)	$(0.22)	$(2.62)	$(2.36)	$0.59
Basic weighted average shares outstanding	83.8	82.5	80.4	78.8	74.0
Diluted earnings (loss) per common share	$(0.25)	$(0.22)	$(2.62)	$(2.36)	$0.56
Diluted weighted average shares outstanding	83.8	82.5	80.4	78.8	77.9

SELECTED OPERATING DATA:
Gross profit (loss) margin	34.9%	36.9%	(1.7)%	1.6%	38.9%
Depreciation and amortization	$16.4	$16.0	$20.9	$36.5	$24.2
Capital expenditures	7.3	7.3	7.0	30.5	52.2
Backlog(10)	38.0	39.6	32.8	40.3	255.0
Cash flows provided by (used in):
Operating activities	$(1.0)	$(8.6)	$31.4	$(0.5)	$(78.3)
Investing activities	(57.5)	(3.7)	(8.6)	(37.0)	(164.1)
Financing activities	(7.8)	2.4	1.6	(19.4)	315.5

BALANCE SHEET DATA:
Working capital	$116.7	$151.5	$150.3	$218.3	$376.8
Total assets	327.1	349.9	360.9	541.9	782.3
Total long-term debt(11)	0.0	9.2	9.5	9.2	12.6
Total debt(12)	0.0	11.2	10.2	10.6	21.9
Total stockholders' equity	270.0	275.3	279.1	450.2	633.7

(1)
Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we described year-ends presented as if the year ended on December 31. As such, the year ended December 31, 2004, represents a 53-week year ended on January 2, 2005, and years ended December 31, 2003, 2002, 2001, and 2000 each represent a 52-week year.

(2)
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

(3)
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

(4)
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

(5)
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

(7)
On February 14, 2003, we acquired di/dt Inc. The purchase price for di/dt was approximately $17.5 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million at acquisition; $1.0 million in cash and acquisition costs; and 0.5 million shares of the Company's common stock paid as earn-out to the former shareholders of di/dt during 2003 and 2004 valued at $5.1 million. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extend beyond December 31, 2004.     In addition to the purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense in 2003.

(8)
During 2004, we performed an impairment test in accordance with SFAS 144. The results of these tests indicated that the manufacturing equipment at one of our European facilities was impaired and we recorded non-cash impairment charges of $0.7 million. In addition, we wrote down our Mexico building to fair value based on current market activity resulting in non-cash impairment charges of $1.3 million. We also recorded a $1.1 million write-off of an investment we own in a privately-held technology company, which was recorded in other expense. The year ended December 31, 2004 also includes pre-tax restructuring charges of $0.7 million related to severance and benefit payments, consolidation of excess facilities, contract termination costs, and other shutdown costs, in accordance with SFAS 146 and $0.4 million of restructuring charges for settlement payments and legal fees related to additional personnel and legal costs resulting from the closure of the Boston, Massachusetts facility during 2001.

(9)
Our current liquidity position allows us the ability to hold a substantial amount of investment securities to maturity. As of December 31, 2004, we owned debt securities classified as held-to-maturity investments and recorded on the balance sheet at cost, of which $34.8 million were classified as non-current assets.

(10)
Consists of purchase orders on-hand having delivery dates scheduled within the following six months, and does not include turns business that is ordered, produced, and shipped in the same period.

(11)
Includes current and long-term portions of long-term debt and capital leases.

(12)
Includes items in footnote (11) above and short-term debt.

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

Introduction

        We are a leading designer and manufacturer of hundreds of high-quality brand name power supplies and converters. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

        At December 31, 2004, we had four primary divisions: Compact Advanced Power Solutions ("CAPS"), Energy Solutions ("ES"), Silicon Power Systems ("SPS"), and di/dt. CAPS consisted of the original Power-One AC/DC business and the high-density board-mounted DC/DC businesses obtained through our acquisitions of IPD in 1999 and of Melcher in 1998. ES represented the combination of our HC Power and Powec acquisitions in 2000. SPS is a new division that is engaged in developing next-generation silicon-based DC/DC technology. di/dt Inc., a technology leader in the DC/DC space, was acquired in 2003.

        In February 2005, we announced a restructuring plan in which most of the operations of both ES and di/dt would be combined with those of the CAPS division. The most significant component of this plan involves the elimination of most ES operations in Norway and their subsequent integration into our other existing locations. In addition to the integration of ES and di/dt, we are planning cost reductions in other areas of the Company. We expect to substantially complete this restructuring and integration by June 30, 2005 and expect to save approximately $25 million in annual SG&A and overhead costs beginning in the third quarter of 2005 with full savings realized by the fourth quarter of 2005. We expect to incur restructuring and asset impairment charges of $20 to $25 million during the first and second quarters of 2005, of which $5 to $10 million are expected to be non-cash in nature and relate to asset impairment charges for property and equipment. The balance of the charges relate to severance and continuing lease obligations for closed facilities, the longest of which continues through 2008.

        Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products, which include di/dt products, provide precise levels of DC power to sensitive electronic equipment such as switches, routers and other communications equipment. Our ES products primarily consist of DC power systems that are sold to telecommunications and Internet service providers worldwide. All products are sold under the Power-One brand name by our sales force. The CAPS, SPS and di/dt products are collectively referred to as the "embedded products" and ES products are referred to as "power systems."

        The SPS division is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS' maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new "Z-One" digital power management architecture and our new Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products. In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We have spent and anticipate spending significant capital on R&D related to this developing area of power management technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

        We are becoming an increasingly international company, as we generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, Slovakia and at contract manufacturers in Asia. We are in the process of shifting our business model toward increased use of contract manufacturers. We believe that the use of contract manufacturers will provide us with greater flexibility and a better ability to respond to changes in the market and will be less capital intensive. In the future, we intend to significantly increase our presence in Asia to take advantage of its lower cost structure and closer proximity to certain major customers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

  •
  Frequent changes in laws and policies affecting trade, investment and taxes, including laws and policies relating to repatriation of funds and to withholding taxes, that are administered under very different judicial systems;

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

        We generally recognize revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory ("VMI") programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. Revenue is only recognized when collectibility is reasonably assured. We may charge shipping and handling fees to customers, which are included in revenue. The related costs are recorded in cost of goods sold.

        We offer our distributors a standard agreement which includes payment terms, description of their right to return or exchange product, and price discounts. In general, payment is due within 30 days of our shipment of the product to the distributor. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated products exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, "Revenue Recognition When Right of Return Exists." Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

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

        Restructuring Costs—Effective January 1, 2003, we adopted and recorded restructuring charges in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs were related to the downsizing of our operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management's judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

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

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to projected usages. Additionally, reserves for non-cancelable open purchase orders for components we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management's assumptions regarding projected usage of each component, which are subject to changes in market demand.

        Accounts Receivable and Allowance for Doubtful Accounts—We establish the allowance for doubtful accounts using the specific identification method and also provide a reserve in the aggregate. Our estimates for calculating the aggregate reserve are based on historical information. Any changes to our assumptions or estimates may impact our operating results.

        Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which revises SFAS 123, "Accounting for Stock-Based Compensation," and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires fair value recognition of stock option grants on the income statement as an expense and is effective for the first interim and annual reporting period that begins after June 15, 2005. This pronouncement will become effective for us as of the third quarter of 2005 and may have a material impact on our operating results. Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. Changes in our estimates of the valuation assumptions may materially impact the valuation and therefore impact our operating results.

        We are in the process of evaluating the impact of this pronouncement on our financial statements and how it may change the way we provide incentive compensation to our employees in the future.

Results of Operations

        The year ended December 31, 2004 represents a 53-week year, and the years ended December 31, 2003 and 2002 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	65.1	63.1	101.7

Gross profit (loss)	34.9	36.9	(1.7)
Selling, general and administrative expense	24.2	24.4	25.7
Engineering and quality assurance expense	15.0	15.9	15.1
Amortization of intangibles	1.4	1.4	2.2
Restructuring costs	0.4	1.2	4.6
Impairment of goodwill	—	—	29.3
Asset impairment	0.7	—	18.5

Loss from operations	(6.8)	(6.0)	(97.1)
Interest income	0.6	0.6	0.7
Interest expense	(0.2)	(0.4)	(0.5)
Other income (expense), net	(0.1)	(1.7)	0.1

Loss before provision (benefit) for income taxes	(6.5)	(7.5)	(96.8)
Provision (benefit) for income taxes	1.1	(0.4)	(5.3)

Net loss	(7.6)%	(7.1)%	(91.5)%

Comparison of Fiscal Year Ended December 31, 2004 with Fiscal Year Ended December 31, 2003

        Net Sales.    Net sales increased $24.0 million, or 9%, to $280.3 million for the year ended December 31, 2004 from $256.3 million for the year ended December 31, 2003. We continued to see moderate growth within our industry during 2004 as customers are ordering product at levels that reflect their current needs. Sales increases were attributable to volume growth in sales to certain communications and semiconductor automatic test equipment industry customers, and distributors. In addition, we estimate that approximately $8 to $10 million of the increase in net sales relates to sales in foreign currencies as the US dollar experienced significant weakening during 2004.

        Net sales for our two product lines are as follows, in millions:

	Year Ended December 31, 2004		Year Ended December 31, 2003
Embedded products	$200.2	71%	$173.2	68%
Power systems	80.1	29%	83.1	32%

Total	$280.3	100%	$256.3	100%

        Net sales by customer category are as follows, in millions:

	Year Ended December 31, 2004		Year Ended December 31, 2003
OEMs	$196.1	70%	$174.0	68%
Distributors	61.1	22%	58.7	23%
Service providers	23.1	8%	23.6	9%

Total	$280.3	100%	$256.3	100%

        Cisco Systems and its contract manufacturers collectively were the only customer to exceed 10% of net sales in both years ended December 31, 2004 and 2003 at $42.3 million, or 15% of net sales, and $39.4 million, or 15% of net sales, in each respective year.

        Net sales by end-markets were as follows:

	Year Ended December 31,
	2004	2003
Communications	59%	62%
Industrial	16%	16%
Transportation	7%	8%
ATE/Semiconductor test equipment	7%	5%
Computer and Retail	4%	3%
Medical	2%	3%
Other	5%	3%

Total	100%	100%

        Our combined 180-day and 90-day backlog are summarized as follows:

Backlog and bookings (in millions)	December 31, 2004	December 31, 2003
Combined 180-day backlog	$38.0	$39.6
Combined 90-day backlog	$33.9	$34.7

        Our combined 180-day backlog on December 31, 2004 was $38.0 million, a decrease of 4% compared to backlog of $39.6 million on December 31, 2003. The slight decrease in backlog primarily reflects the shorter lead times within the industry. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during 2004. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic "signal" or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which could result in higher turns business and a lower backlog. As such, we believe that backlog may not necessarily be a reliable indicator of future results over time.

        Gross Profit (Loss).    Gross profit for the year ended December 31, 2004 was $97.9 million compared with a gross profit of $94.7 million for 2003. As a percentage of net sales, gross profit percentage decreased to 34.9% for the year ended December 31, 2004 from a gross profit percentage of 36.9% for the same period in 2003. Two factors contributed to the decrease in gross margin during the year ended December 31, 2004. First, we recorded $3.1 million, or approximately 1 percent, in cost of goods sold related to write-offs for excess and obsolete inventory, the majority of which was related to some of our power systems products which are being discontinued. Second, during 2004 our product mix was unfavorable due to a decrease in sales of high-power products which carry an above-average gross margin, as well as significantly higher sales of telecom power systems to one of our largest telecom customers and of other embedded products, which have lower gross margins. We estimate that product mix impacted our gross margin by approximately $1.5 million, or nearly one percent.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $5.4 million, or 9%, to $67.8 million for the year ended December 31, 2004 from $62.4 million for 2003. As a percentage of net sales, selling, general and administrative expense remained constant at 24% for the years ended December 31, 2004 and 2003.

        Selling expense increased $4.2 million, or 16%, to $29.5 million for the year ended December 31, 2004 from $25.3 million for 2003. Increases were primarily due to $1.5 million higher commissions expense during 2004 related to increased sales, increases in our sales force of $0.8 million, as well as foreign currency fluctuations related to the weakening US dollar.

        Administrative expense increased $1.2 million, or 3%, to $38.3 million for the year ended December 31, 2004 from $37.1 million for 2003. The increase in administrative expense was primarily due to costs associated with audit fees related to Sarbanes-Oxley legislation, legal work associated with patent filings related to new products, various corporate projects, as well as foreign currency fluctuations. These increases were partially offset by cost savings resulting from the restructuring of our European operations.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $1.4 million, or 4% to $42.2 million for the year ended December 31, 2004 from $40.8 million for 2003. As a percentage of net sales, engineering and quality assurance expense decreased to 15% for the year ended December 31, 2004 from 16% for the same period in 2003. The increases in engineering and quality assurance expenses were primarily due to foreign currency movements.

        Amortization of Intangible Assets and Goodwill Impairment.    Amortization of intangible assets increased $0.3 million, or 8%, to $3.9 million for the year ended December 31, 2004 from $3.6 million for the same period in 2003. The increase in amortization expense was associated with the acquisition of di/dt in February 2003, which resulted in twelve months of amortization expense recorded during the year ended December 31, 2004 compared to ten months of amortization expense recorded during the same period in 2003.

        Other changes in intangible asset balances from period to period relate primarily the translation of the intangible asset balances from our subsidiaries' functional currencies into U.S. dollars.

        Restructuring Charge during Fiscal Year Ended December 31, 2004.    Effective January 1, 2003, we adopted SFAS 146. During 2004, we recorded pre-tax cash restructuring charges of $1.1 million primarily related to severance payments for a reduction in headcount in our European operations and other costs related to our restructuring of the Boston, Massachusetts facility in 2001. A summary of the restructuring activity recorded under SFAS 146 during the year ended December 31, 2004 is as follows, in millions:

	Restructuring Liabilities at January 1, 2004	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2004
Worldwide workforce reduction	$0.5	$0.7	$1.2	$—
Facilities closure	5.2	—	3.3	1.9
Other	—	0.4	—	0.4

	$5.7	$1.1	$4.5	$2.3

        Asset Impairment.    During 2004, we recorded asset impairment charges of $2.0 million. In connection with the restructuring of our European operations during the second quarter of 2004, we recorded $0.7 million to write down the equipment at one of our European facilities to fair market value. The impairment tests indicated that the carrying value of manufacturing equipment at this European facility was not recoverable by the future cash flows from the continuing operations of that location.

        In addition, we wrote down our excess Mexico facility to fair value using current market activity resulting in an impairment charge of $1.3 million during the third quarter of 2004.

        Loss from Operations.    As a result of the items above, loss from operations increased $3.8 million to a loss of $19.1 million for the year ended December 31, 2004 from an operating loss of $15.3 million for the same period in 2003.

        Interest Income (Expense), Net.    Net interest income was $1.2 million for the year ended December 31, 2004 compared to net interest income of $0.6 million for the same period in 2003. The increase in interest income is attributable to our cash management program implemented during 2004 where we have purchased available-for-sale and held to maturity investments in an effort to earn a higher rate of return on our cash, as well as to a decrease in interest expense resulting from the repayment of our long-term debt during the first quarter of 2004.

        Other Income (Expense), Net.    Net other expense was $0.2 million for the year ended December 31, 2004, compared with net other expense of $4.5 million for 2003. This change is primarily due to a partial write-off of $5.7 million for an investment that we held in a privately held company during 2003. Components of other expense during 2004 include the write-down of $1.1 million related to an investment we hold in a privately-held technology company and foreign currency losses, offset by income related to our joint venture and a VAT tax refund in Europe.

        Benefit for Income Taxes.    The provision for income taxes was $3.1 million for the year ended December 31, 2004 at our profitable European locations, compared to the benefit for income taxes of $1.0 million for 2003. For the year ended December 31, 2004, we recorded a deferred income tax asset valuation allowance of approximately $10.1 million compared to $5.9 million recorded during the same period in 2003.

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

        Net Sales.    Net sales increased $25.6 million, or 11%, to $256.3 million for the year ended December 31, 2003 from $230.7 million for the year ended December 31, 2002. The increase was attributable to volume increases across all product lines. Fiscal year 2002 was characterized by a downturn in the communications infrastructure marketplace, which continued into 2003. However, sales improved since 2002 as customers utilized their excess inventory and ordered product at levels that reflected their needs.

        Net sales for our two product lines are as follows, in millions:

	Year Ended December 31, 2003		Year Ended December 31, 2002
Embedded products	$173.2	68%	$158.4	69%
Power systems	83.1	32%	72.3	31%

Total	$256.3	100%	$230.7	100%

        Net sales by customer category are as follows, in millions:

	Year Ended December 31, 2003		Year Ended December 31, 2002
OEMs	$174.0	68%	$157.9	68%
Distributors	58.7	23%	43.4	19%
Service providers	23.6	9%	29.4	13%

Total	$256.3	100%	$230.7	100%

        Cisco Systems and its contract manufacturers was the only customer to exceed 10% of net sales in both years ended December 31, 2003 and 2002, with $39.4 million or 15% of net sales and $35.7 million or 15% of net sales, in each respective year.

        Net sales by markets were as follows:

	Year Ended December 31,
	2003	2002
Communications	62%	64%
Industrial	16%	16%
Transportation	8%	6%
ATE/Semiconductor test equipment	5%	5%
Medical	3%	3%
Computer and Retail	3%	3%
Other	3%	3%

Total	100%	100%

        Our combined 180-day and 90-day backlog are summarized as follows:

Backlog and bookings (in millions)	December 31, 2003	December 31, 2002
Combined 180-day backlog	$39.6	$32.8
Combined 90-day backlog	$34.7	$29.2

        Our combined 180-day backlog on December 31, 2003 was $39.6 million, an increase of 21% compared to backlog of $32.8 million on December 31, 2002. The increase in backlog reflects the overall improvement in the industry. Our bookings were not impacted materially by any new Vendor Managed Inventory ("VMI") programs during 2003.

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

        Additionally, gross profit for the year ended December 31, 2003 was positively impacted by sales of raw materials. During the year ended December 31, 2003, our margin was benefited by $1.8 million due to the sale of raw material, or less than 1%, as a portion of the inventory had been previously written off as excess. Gross profit for the year ended December 31, 2002 was negatively impacted by the sales of raw materials of $2.2 million with an associated cost of approximately $3.9 million, which reduced our gross margin by approximately 1%.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $3.1 million, or 5%, to $62.4 million for the year ended December 31, 2003 from $59.3 million for 2002. As a percentage of net sales, selling, general and administrative expense decreased to 24% for the year ended December 31, 2003 from 26% in 2002.

        Selling expense increased $1.6 million, or 7%, to $25.3 million for the year ended December 31, 2003 from $23.7 million for 2002. Increases due to our acquisition of di/dt were partially offset by decreases related to the mix of sales between commission-earning accounts and house accounts, which are not commission-based, as well as a reduction in our sales force during 2002. Administrative expense increased $1.5 million, or 4%, to $37.1 million for the year ended December 31, 2003 from $35.6 million for 2002. The increase in administrative expense was primarily due to costs associated with our new Silicon Power Systems division, such as for personnel and legal costs associated with patent filings, as well as administrative expenses at di/dt.

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

        Restructuring Charge during Fiscal Years Ended December 31, 2003 and 2002.    Effective January 1, 2003, we adopted SFAS 146. During 2003, we recorded pre-tax restructuring charges of $3.1 million primarily related to severance payments for a reduction in headcount and consolidation of excess facilities. The facilities closure charge of $2.2 million mainly relates to continuing lease obligations for our Andover, Massachusetts facility extending through 2006. Due to the industry downturn and the slow recovery that followed, a significant portion of our Andover facility was unused and we determined that no economic benefit will be gained from these premises through 2006. In accordance with SFAS 146, we measured and recognized a liability for the fair value of the future payments remaining on the lease. A summary of the restructuring activity during the year ended December 31, 2003 is as follows (in millions):

	Restructuring Liabilities at January 1, 2003	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2003
Worldwide workforce reduction	$2.4	$0.9	$2.8	$0.5
Facilities closure	5.9	2.2	2.9	5.2

	$8.3	$3.1	$5.7	$5.7

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

        Other Income (Expense), Net.    Net other expense was $4.5 million for the year ended December 31, 2003, compared with net other income of $0.2 million for 2002. This change is primarily due to a partial write-off of $5.7 million for an investment that we hold in a privately held company. This company recently went through a significant restructuring and revised its forecast, which indicated that the investment was impaired, and we wrote it down to fair value based on a discounted cash flow. Additional components of other income include foreign currency translation gains as a result of the strengthening of currencies at our international locations, primarily the Norwegian Kroner and Swiss Franc.

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

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $64.0 million, or 64%, to $35.5 million at December 31, 2004 from $99.5 million at December 31, 2003. Our primary uses of cash in 2004 consisted of $44.2 million to purchase investments classified as held to maturity, $7.5 million to purchase investments classified as available-for-sale, $9.1 million to repay long term debt and $7.3 million for the acquisition of property and equipment. Our primary sources of cash in 2004 consisted of $3.2 million from the issuance of common stock related to stock option exercises and $1.9 million from the sale of property and equipment.

        Cash used in operating activities of $1.0 million included a net decrease in trade and other accounts receivable of $8.1 million and a net decrease in accounts payable and accrued expenses of

$4.7 million. In addition, cash used in operating activities also included approximately $4.5 million of cash payments relating to the Company's restructuring plan.

        Cash provided from the sale of property and equipment included $0.6 million in proceeds from the sale of an excess facility we had in Europe. The remaining proceeds primarily related to the sale of excess surface mount technology (SMT) equipment.

        In February 2004, we elected to repay from our cash on hand the long-term debt of $9.1 million, which had been incurred for the purchase of a subsidiary's office and manufacturing facility in Norway.

        In addition, we maintain credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.9 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2004, we had no outstanding balance on any credit facility.

        We currently anticipate that our total capital expenditures for 2005 will be in the range of $6 to $8 million, including capital expenditures related to our 2005 restructuring. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. However, if we make a large acquisition, it may be necessary to raise debt or equity in the private or public securities markets.

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

        In February 2003, we acquired 100% of the equity of di/dt Inc. Prior to the acquisition, we held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, OMM, held a modest equity position in di/dt, and our CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt. The total cost of the acquisition, including subsequent earn-out payments, was $17.5 million.

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2005	$5.9	$9.4	$15.3
2006	4.6	—	4.6
2007	3.5	—	3.5
2008	2.9	—	2.9
2009	2.6	—	2.6
2010 and thereafter	4.6	—	4.6

Total	$24.1	$9.4	$33.5

        Approximately $1.9 million of the operating lease commitments above were reserved for in the restructuring charge accrual for the year ended December 31, 2004.

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

        Debt.    At December 31, 2004, we have no outstanding balance on any credit facility, and we believe that interest rate volatility would not have a material impact on our liquidity.

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2004, we had not entered into any significant foreign exchange contracts.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

        As of December 31, 2004, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company's business.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company, as defined in Exchange Act Rules 13a—15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Power-One, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Power-One, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

Deloitte & Touche LLP
Los Angeles, California
March 11, 2005

Changes In Internal Control Over Financial Reporting

        There have been no significant changes in the Company's internal control over financial reporting, as defined in Exchange Act Rules 13a-15, during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        Not applicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The information relating to our directors and nominees required by this item will be contained under the caption "Proposal 2: Election of Directors" in our definitive Proxy Statements related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this item is included herein in Part I, Item 1under the caption "Executive Officers of the Registrants," and such information is incorporated by reference into this section.

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and such information is incorporated herein by reference.

        The information required pursuant to Item 406 of Regulation S-K is presented below.

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

ITEM 11—EXECUTIVE COMPENSATION

        The information required for by this item will be contained under the caption "Executive Officer Compensation" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item will be contained under the caption "Other Information—Certain Relationships and Related Transactions" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information called for by this item will be contained under the captions "Ratification of Independent Auditors—Principal Accountant Fees and Services" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2004, to be held on May 3, 2005, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Annual Report on Form 10-K:

(a)(2)    SCHEDULES

        The following financial statement schedule is filed as a part of this Annual Report on Form 10-K and is incorporated herein by reference.

POWER-ONE, INC.	Page
Schedule II: Valuation and Qualifying Accounts	S-2

(c)         EXHIBITS

        The exhibit index on page S-3 is hereby incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN Steven J. Goldman Chairman of the Board and Chief Executive Officer
Date: March 17, 2005

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

Signature	Title	Date

/s/ STEVEN J. GOLDMAN (Steven J. Goldman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2005
/s/ EDDIE K. SCHNOPP (Eddie K. Schnopp)	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005
/s/ KENDALL R. BISHOP (Kendall R. Bishop)	Director	March 17, 2005
/s/ DR. HANSPETER BRÄNDLI (Dr. Hanspeter Brändli)	Director	March 17, 2005
/s/ JON E. M. JACOBY (Jon E. M. Jacoby)	Director	March 17, 2005
/s/ JAY WALTERS (Jay Walters)	Director	March 17, 2005
/s/ MARK MELLIAR-SMITH (Mark Melliar-Smith)	Director	March 17, 2005

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power One, Inc.:

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
Los Angeles, California
March 11, 2005

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
NET SALES	$280,279	$256,334	$230,656
COST OF GOODS SOLD	182,375	161,668	234,662

GROSS PROFIT (LOSS)	97,904	94,666	(4,006)
EXPENSES:
Selling, general and administrative	67,827	62,427	59,321
Engineering and quality assurance	42,195	40,780	34,663
Amortization of intangibles	3,913	3,622	5,139
Restructuring costs	1,080	3,128	10,690
Impairment of goodwill	—	—	67,587
Asset impairment	1,991	—	42,629

Total expenses	117,006	109,957	220,029

LOSS FROM OPERATIONS	(19,102)	(15,291)	(224,035)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	1,792	1,644	1,758
Interest expense	(615)	(1,042)	(1,133)
Other income (expense), net	(165)	(4,484)	166

Total interest and other income (expense)	1,012	(3,882)	791

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(18,090)	(19,173)	(223,244)
PROVISION (BENEFIT) FOR INCOME TAXES	3,100	(969)	(12,240)

NET LOSS	$(21,190)	$(18,204)	$(211,004)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.22)	$(2.62)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	83,757	82,539	80,396

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,504	$99,507
Available for sale securities	7,516	—
Investments held to maturity	9,405	—
Accounts receivable:
Trade, less allowance for doubtful accounts of $4,836 in 2004 and $4,395 in 2003	56,397	55,823
Other	4,837	10,511
Notes receivable	—	804
Inventories	54,311	51,215
Refundable income taxes	68	1,149
Property held for sale	—	1,456
Prepaid expenses and other current assets	4,053	3,710

Total current assets	172,091	224,175
INVESTMENTS HELD TO MATURITY	34,788	—
PROPERTY AND EQUIPMENT, net	57,707	62,704
GOODWILL, net	33,425	29,141
OTHER INTANGIBLE ASSETS, net	24,657	28,135
OTHER ASSETS	4,385	5,722

TOTAL	$327,053	$349,877

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$—	$1,993
Current portion of long-term debt	—	9,185
Accounts payable	29,613	35,430
Restructuring reserve	2,288	5,660
Deferred income taxes	1,497	1,899
Other accrued expenses	21,986	18,461

Total current liabilities	55,384	72,628
DEFERRED INCOME TAXES	633	1,049
OTHER LIABILITIES	999	881
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000,000 shares authorized; 84,252,127 and 83,308,554 shares issued and outstanding at December 31, 2004 and 2003, respectively, net of 100,002 treasury shares	84	83
Additional paid-in capital	602,737	595,449
Deferred compensation	(44)	(662)
Accumulated other comprehensive income	32,048	24,047
Accumulated deficit	(364,788)	(343,598)

Total stockholders' equity	270,037	275,319

TOTAL	$327,053	$349,877

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
NET LOSS	$(21,190)	$(18,204)	$(211,004)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on Investments	(317)	—	—
Foreign currency translation adjustments	8,318	5,633	24,327

COMPREHENSIVE LOSS	(13,189)	$(12,571)	$(186,677)

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock—$.001 Par Value
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation		Accumulated Other
	Shares	Amount					Total
BALANCE, DECEMBER 31, 2001	78,912,924	$79	$570,427	$—	$(5,913)	$(114,390)	$450,203
Net loss						(211,004)	(211,004)
Other comprehensive loss:
Cumulative translation adjustment					24,327		24,327

Total comprehensive loss							(186,677)

Issuance of common stock under stock option and purchase plans	1,005,798	1	5,240				5,241
Stock compensation	79,897		10,371				10,371

BALANCE, DECEMBER 31, 2002	79,998,619	80	586,038	—	18,414	(325,394)	279,138
Net loss						(18,204)	(18,204)
Other comprehensive loss
Cumulative translation adjustment					5,633		5,633

Total comprehensive loss							(12,571)

Issuance of common stock under stock option and purchase plans	652,159	1	1,939				1,940
Stock compensation	1,042,314	1	(739)	(662)			(1,400)
Issuance of common stock in connection with acquisition	1,615,462	1	8,211				8,212

BALANCE, DECEMBER 31, 2003	83,308,554	83	595,449	(662)	24,047	(343,598)	275,319
Net loss						(21,190)	(21,190)
Other comprehensive loss
Cumulative translation adjustment					8,318		8,318
Unrealized gain (loss) on investments					(317)		(317)

Total comprehensive loss							(13,189)

Issuance of common stock under stock option and purchase plans	613,065	1	3,246				3,247
Stock compensation	32,125	—	825	618			1,443
Issuance of common stock in connection with acquisition	298,383	—	3,217				3,217

BALANCE, DECEMBER 31, 2004	84,252,127	$84	$602,737	$(44)	$32,048	$(364,788)	$270,037

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,190)	$(18,204)	$(211,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,396	16,049	20,900
Goodwill impairment	—	—	67,587
Asset impairment (a)	1,991	—	45,260
Inventory write-off	—	—	73,029
Investment write-off (b)	1,118	5,723	—
Tax obligations associated with stock compensation plans (c)	(174)	(2,588)	—
Stock compensation	1,617	1,188	10,371
Exchange (gain) or loss	148	(1,657)	(1,348)
Net (gain) loss on disposal of property and equipment	(190)	360	156
Deferred income taxes	(1,019)	1,010	(8,543)
Changes in operating assets and liabilities:
Accounts receivable, net	8,050	(7,685)	423
Notes receivable	804	6,681	4,451
Inventories	(1,210)	(103)	31,550
Refundable income taxes	1,088	(1,109)	5,105
Prepaid expenses and other current assets	(279)	2,934	(671)
Accounts payable	(7,290)	7,373	5,121
Accrued expenses	2,552	(15,974)	(14,040)
Restructuring reserve	(3,404)	(2,620)	2,832
Other liabilities	32	49	248

Net cash provided by (used in) operating activities	(960)	(8,573)	31,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(7,516)	—	—
Purchases of held to maturity investments	(44,193)	—	—
Acquisition of property and equipment	(7,330)	(7,316)	(7,011)
Technology investment	—	—	(2,000)
Proceeds from sale of property and equipment	1,933	4,782	504
Other assets	(399)	(553)	(72)
Investment in Powec, net of cash acquired	—	—	(70)
Investment in di/dt, net of cash acquired	—	(591)	—

Net cash used in investing activities	(57,505)	(3,678)	(8,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	—	1,234	1,911
Repayments of borrowings on bank credit facilities	(2,008)	—	(2,833)
Bank overdraft	—	(11)	(773)
Repayments of borrowings on long-term debt	(9,054)	(687)	(1,635)
Principal payments under long-term capital leases	—	(58)	(272)
Issuance of common stock	3,247	1,940	5,241

Net cash provided by (used in) financing activities	(7,815)	2,418	1,639

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,277	2,231	3,021

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,003)	(7,602)	27,438
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	99,507	107,109	79,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,504	$99,507	$107,109

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$192	$960	$1,348
Income taxes	$(1,285)	$1,151	$(12,746)

(a)
The asset impairment charge of $1,991 for the year ended December 31, 2004 related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

See notes to consolidated financial statements.

  The asset impairment charge of $45,260 for the year ended December 31, 2002 included $23,444 for the impairment of identifiable intangibles in accordance with SFAS No. 144, $19,185 for the impairment of property and equipment calculated in accordance with SFAS No. 144 and $2,631 for the fixed asset portion of the period's restructuring charge.

(b)
The $1.1 million investment write-off for the year ended December 31, 2004 related to a $1.3 million investment in a privately-held technology company that was written down to a fair value of $0.2 million and was recorded as other expense.

  The $5.7 million investment write-off for the year ended December 31, 2003 related to an investment in a privately held company and was recorded as other expense.

(c)
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

        Subsequent to the acquisition date, the Company distributed a total of 0.5 million shares of the Company's common stock to former di/dt shareholders during 2003 and 2004 valued at $5.1 million in connection with the earn-out provision of the acquisition. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extend beyond December 31, 2004.

        During the fourth quarter of 2002, the Company contributed certain non-cash assets to a contract manufacturer in Asia in exchange for approximately 10% of the common stock of that contract manufacturer. The Company contributed some of its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.0 million and approximately $5.2 million of a note receivable from the contract manufacturer held by the Company. During 2003, $5.7 million of the investment was written off as this privately held company recently went through a significant restructuring and revised its forecast. This analysis indicated that the investment was impaired, and the Company wrote the investment down to fair value based on the valuation analysis performed.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 31, 2004, 2003 and 2002 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The year ended January 2, 2005, described for simplicity as December 31, 2004, was a 53-week year.

        The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, Switzerland, China, Slovakia and at several contract manufacturers located throughout the world, predominantly in Asia.

        The Company operates in one industry segment which consists of the design, development and manufacture of power conversion products primarily for the communications infrastructure market. The Company sells its products and grants credit to customers in this industry, primarily in the United States, Europe, and Asia. Net sales to Cisco Systems and its contract manufacturers, collectively the Company's largest customer, were approximately 15% of sales during each of the years ended December 31, 2004, 2003 and 2002. Solectron and its subsidiaries, which are contract manufacturers for Cisco Systems, represented approximately 12% and 13% of the Company's trade accounts receivable balance as of December 31, 2004 and 2003, respectively.

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

        The Company generally recognizes revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory ("VMI") programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves the Company's warehouse. Revenue is only recognized when collectibility is reasonably assured. The Company may charge shipping and handling costs to customers, which are included in revenue and cost of goods sold.

        The Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if the Company discontinues a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated products exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, "Revenue Recognition When Right of Return Exists." Finally, the Company may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

        The Company has a joint venture in Asia which, along with certain of our contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. The Company records revenue on sales to the joint venture and contract manufacturer only when the components and goods are for sales to third parties. When the joint venture or contract manufacturer purchases components that will be assembled and sold back to the Company, no revenue is recorded because the earnings process has not been completed.

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents.

        Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes the allowance for doubtful accounts using the specific identification method and also provides a reserve in the aggregate. The estimates for calculating the aggregate reserve are based on historical information.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventories are written down quarterly based on a comparison of on-hand quantities to projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

        Investments—The Company has investments in certain debt securities that have been classified on the balance sheet as available-for-sale securities or investments held-to-maturity in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt and Equity Securities," (SFAS 115). SFAS 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair value and for all investments in debt securities. Investments held-to-maturity are recorded on the balance sheet at cost. Available-for-sale securities are recorded at fair value, with unrealized gains and losses (net of applicable income taxes) included in other comprehensive income. Realized gains and losses are determined using the specific identification method. The Company also holds certain equity available-for-sale securities which have been recorded in other assets on the balance sheet.

        The Company also holds investments in privately-held enterprises. These investments are included in other assets on the Company's balance sheet and are accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

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

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

        Restructuring Costs—Effective January 1, 2003, the Company adopted and recorded restructuring charges in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs related to the downsizing of the Company's operations and primarily consist of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Through December 31, 2002, the Company recorded restructuring charges in accordance with EITF Issue 94-3.

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

	Year Ended December 31,
	2004	2003	2002
	(In millions, except per share data)
Net loss, as reported	$(21.2)	$(18.2)	$(211.0)
Add: Stock-based employee compensation expense included in reported net loss	1.6	1.2	0.9
Deduct: Total stock-based employee compensation expense determined under fair value based method	(15.3)	(23.5)	(24.6)

Pro forma net loss	$(34.9)	$(40.5)	$(234.7)

Loss per share:
Basic and Diluted—as reported	$(0.25)	$(0.22)	$(2.62)
Basic and Diluted—pro forma	$(0.42)	$(0.49)	$(2.91)

        The pro forma amounts for the fiscal years ended December 31, 2004, 2003 and 2002 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.9%	3.5%	4.2%
Volatility	49.3%	72.1%	94.7%
Option life, years	5.9	5.9	5.8
Dividends	—	—	—
Fair value of options granted, millions	$12.1	$13.9	$3.3

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

        Warranties—The Company generally offers its customers a two-year warranty on products sold, although warranty periods may vary by product type and application. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred.

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

        Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment," which revises SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires fair value recognition of stock option grants in the income statement as an expense and is effective for the first interim and annual reporting period that begins after June 15, 2005. This pronouncement becomes effective for the Company as of the third quarter of 2005 and may have a material impact on our operating results. The Company is in the process of evaluating the impact of this pronouncement on how it may change the way the Company provides incentive compensation to its employees in the future.

NOTE 3. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

        During 2002, the Company announced a restructuring program in response to macroeconomic and capital spending issues affecting the communications industry, and recorded pre-tax charges of $10.7 million in accordance with EITF 94-3 related to the restructuring of the Company's operations and pre-tax goodwill and asset impairment charges of $67.6 million and $42.6 million in accordance with SFAS 142 and SFAS 144, respectively.

        During 2003, the Company announced a restructuring plan and recorded pre-tax charges of $3.1 million in accordance with SFAS 146 related to the restructuring of the Company's manufacturing and engineering facilities, of which $0.9 million were cash charges and $2.2 million were pre-tax non-cash charges related to lease obligations.

        During 2004, the Company announced a restructuring plan in accordance with SFAS 146 related to the restructuring of the Company's manufacturing and engineering operations primarily in Europe. The Company recorded pre-tax cash restructuring charges of $1.1 million and pre-tax non-cash asset impairment charges of $2.0 million.

        The restructuring costs and asset impairment charges are classified as operating expenses.

Restructuring Costs

        As of December 31, 2004 the remaining restructuring obligations relate to facilities closures and legal settlement costs which have been classified as other. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends to 2007.

        A summary of the restructuring activity during the year ended December 31, 2004 is as follows (in millions):

	Restructuring Liabilities at January 1, 2004	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2004
Worldwide workforce reduction	$0.5	$0.7	$1.2	$—
Facilities closure	5.2	—	3.3	1.9
Other	—	0.4	—	0.4

	$5.7	$1.1	$4.5	$2.3

        A summary of the restructuring activity during the year ended December 31, 2003 is as follows (in millions):

	Restructuring Liabilities at January 1, 2003	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2003
Worldwide workforce reduction	$2.4	$0.9	$2.8	$0.5
Facilities closure	5.9	2.2	2.9	5.2

	$8.3	$3.1	$5.7	$5.7

        The 2004, 2003 and 2002 restructuring charges are comprised of the following (in millions):

	Restructuring Costs Year Ended December 31,
	2004	2003	2002
Worldwide workforce reduction	$0.7	$0.9	$3.8
Other fees	0.4	—	—
Facilities closure	—	2.2	5.2
Fixed asset write-off	—	—	1.7

Total	$1.1	$3.1	$10.7

2004 Restructuring Costs

        The $0.7 million of restructuring charge for workforce reduction during 2004 was related to approximately 45 positions eliminated, primarily in Switzerland and in Norway. The reductions in Norway related to the Company's 2003 restructuring plan to consolidate manufacturing facilities internally and shift production to outside contract manufacturers. All severance and related benefits were paid out during 2004. The $0.4 million of other restructuring charges were for settlement payments and legal costs resulting from a settlement agreement related to the closure of the Boston, Massachusetts facility during 2001. A settlement agreement was reached during the fourth quarter of 2004 between the Company and the employees impacted by the 2001 restructuring of the Boston facility.

2003 Restructuring Costs

        The $0.9 million of restructuring charge for workforce reduction during 2003 was related to 49 positions eliminated during the fourth quarter of 2003, of which 27 were located in Norway and 22 were located in Andover, Massachusetts. The reductions in Norway were comprised of manufacturing positions and were part of the Company's plan to consolidate manufacturing facilities internally and shift production to outside contract manufacturers. All remaining severance and related benefits was paid out during 2004.

        The facilities closure charge of $2.2 million mainly represents continuing lease obligations for the Andover, Massachusetts facility, which has been partially vacated with no future economic benefit. Due to the industry downturn and the slow recovery that has followed, a significant portion of these premises is unused and the Company has determined that no economic benefit will be gained from a portion of this facility. In accordance with SFAS 146, the Company measured and recognized a liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents. The Company expects that this reserve will be exhausted by 2007.

2002 Restructuring Costs

        The $3.8 million restructuring charge for workforce reduction during 2002 related to approximately 625 positions eliminated, of which approximately 400 positions were located in Puerto Rico and Mexico, including 300 manufacturing positions. Of the remaining positions eliminated, approximately 175 were located in the United States, including 100 manufacturing positions, and the balance of approximately 50 were located at the Company's other overseas locations, primarily in Europe.

        The $5.2 million charge for facilities closures during 2002 was related to office space and facilities that were vacated with no future economic benefit. This charge included the write-off of existing leasehold improvements as well as payments for continuing lease obligations. Cash payments will be made through the remaining terms of the leases, the longest of which extends to 2006. The Company facilities vacated were located in Costa Mesa, California; Mexico; and Puerto Rico. In connection with these closures, the Company recorded a charge of approximately $1.7 million for the write down of fixed assets at these locations during 2002.

Impairment of Fixed Assets and Purchased Intangible Assets

        During 2004, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to the restructuring of one of its European facilities. The Company recorded non-cash impairment charges of $0.7 million related to manufacturing equipment at that facility. The fixed assets were written down to fair value based on a discounted cash flow and on market quotes obtained from third party sources, as the Company determined that the carrying values of the fixed assets would not be recovered from future cash flows. In addition, the Company recorded non-cash asset impairment charges of $1.3 million when it wrote down the book value of an idle facility in Mexico to fair value which the Company determined based on current market activity.

        During 2002, the Company performed an impairment review in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired due to further deterioration in market conditions as well as the closure of several facilities. The Company identified certain long-lived assets that were held for sale, which were written down to a fair value less estimated cost of disposition. The non-cash impairment charge associated with these assets was $13.7 million. These assets included manufacturing equipment as well as a facility. The Company determined fair value primarily through obtaining market quotes from third party sources. Further, the Company identified $28.9 million of certain intangible assets and other fixed assets at one of its subsidiaries with continuing operations whose carrying values are not expected to be recovered from future cash flows. These assets included certain intangibles associated with the acquisition of Powec in 2000, primarily customer relationships and product technology, as well as an owned facility in Norway. These were also written down to fair value, which was determined by using discounted cash flows for the intangible assets and a third-party appraisal for the facility. Asset impairment charges associated with SFAS 144 totaled $42.6 million for the year ended December 31, 2002.

        In addition, the Company performed an impairment test of goodwill in accordance with SFAS 142 during 2002 and recorded a $67.6 million non-cash impairment charge. During 2002 the Company modified its long-term forecast to account for continuing weakness in its industry, which negatively impacted the SFAS 142 analysis of discounted cash flows. All of the impaired goodwill is related to the acquisition of Powec in 2000, whose business was negatively impacted by a decline in service provider spending. As of December 31, 2002, there was no remaining goodwill related to the Powec acquisition.

NOTE 4. INVESTMENTS

        The Company has investments in certain debt securities that have been classified on the balance sheet as investments held-to-maturity and available-for-sale securities in accordance with SFAS 115. The Company also has certain equity securities that have been classified as available-for-sale securities that are recorded in other assets on the balance sheet. Investments held-to-maturity are recorded on the balance sheet at cost, and available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable income taxes) included in other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

        Available-for-sale securities consist of the following (in millions):

	December 31, 2004
	Amortized Cost	Net Unrealized Gains	Fair Value
Municipal notes and bonds	$2.0	$—	$2.0
Other fixed income investments	5.5	—	5.5

	$7.5	$—	$7.5

        Investments held-to-maturity consist of the following (in millions):

	December 31, 2004
	Amortized Cost	Net Unrealized Gains	Fair Value
U.S. government and agencies notes and bonds	$39.2	$—	$39.2
Other fixed income investments	5.0	0.2	5.2

	$44.2	$0.2	$44.4

        The fair value of the Company's investments held-to-maturity at December 31, 2004, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$9.4	$9.4
Due in 1—2 years	17.0	17.0
Due in 2—5 years	17.8	18.0

	$44.2	$44.4

        The Company also has investments in privately-held enterprises, including a joint-venture located in China, that are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, which is classified as an available-for-sale security. Such investments are included in other assets in the balance sheet.

        During 2004, no securities were sold prior to their maturity or call date.

NOTE 5. ACQUISITIONS

        On February 14, 2003, the Company completed its acquisition of di/dt Inc., a Delaware corporation based in Carlsbad, California and a technology innovator in the design and manufacture of high-density DC/DC converters used mainly in communications systems and networking environments. The Company acquired di/dt primarily for its innovative technology in the DC/DC space.

        The purchase price for di/dt was approximately $17.5 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at $6.3 million at acquisition; $1.0 million in cash and acquisition costs; and 0.5 million shares of the Company's common stock paid as earn-out to the former shareholders of di/dt during 2003 and 2004 valued at $5.1 million. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extend beyond December 31, 2004. In addition to the purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense in 2003.

        The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the fiscal year ended December 31, 2003, include ten months of di/dt's operations. No pro forma information is included herein, as di/dt was not material to the Company's financial position or results of operations.

        Prior to the acquisition, the Company held an exclusive license from di/dt for certain current and prospective di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt. Additionally, the Company's outside counsel held a modest equity position in di/dt, and the Company's CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

NOTE 6. INVENTORIES

        Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 31,
	2004	2003
Raw materials	$29.8	$28.5
Subassemblies-in-process	6.1	5.0
Finished goods	18.4	17.7

	$54.3	$51.2

        The Company looks at projected usage for components in determining excess and obsolete inventory. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off.

NOTE 7. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	December 31,
	2004	2003
Land	$1.1	$1.1
Buildings (useful lives of 20 to 30 years)	14.8	15.6
Factory and office equipment (useful lives of 3 to 10 years)	83.8	76.0
Vehicles (useful lives of 3 to 7 years)	0.6	0.8
Leasehold improvements (useful lives of 5 to 10 years)	13.9	12.3
Construction in progress	2.7	8.5

	116.9	114.3
Less accumulated depreciation and amortization	59.2	51.6

	$57.7	$62.7

        During 2004, the Company sold assets held for sale for $1.5 million and recorded a loss on sale of less than $0.1 million. In addition, the Company intends to sublease its Mexico building which was previously recorded as held for sale; as a result, the Company reclassified $3.1 million of assets previously recorded as held for sale to property and equipment.

        During 2003, the Company sold one of its closed facilities that was held for sale for $4.8 million and recorded a gain on sale of approximately $0.2 million.

NOTE 8. CREDIT FACILITIES AND BORROWINGS

        In February 2004, the Company elected to repay from its cash on hand the long-term debt of $9.1 million, which had been incurred for the purchase of a subsidiary's office and manufacturing facility in Norway.

        In addition, the Company maintains credit facilities with various banks in Europe, Asia and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.9 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company's subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2004, the Company had no outstanding balance on any credit facility.

        At December 31, 2004, the Company was in compliance with all debt covenants.

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	December 31,
	2004	2003
Accrued payroll and related expenses	$5.3	$5.6
Accrued income taxes	5.1	1.0
Accrued bonuses	2.1	1.6
Accrued warranties	3.4	3.3
Accrued supplier liabilities	0.5	1.8
Other accrued expenses	5.6	5.2

	$22.0	$18.5

NOTE 10. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in North America and 2011 in Europe and Asia.

        Additionally, the Company also leases several vehicles with leases expiring in 2007.

        Future minimum lease payments for operating leases as of December 31, 2004 are as follows (in millions):

Years Ending December 31,	Operating Leases
2005	$5.9
2006	4.6
2007	3.5
2008	2.9
2009	2.6
2010 and thereafter	4.6

Total minimum lease payments	$24.1

        Total rent expense was approximately $7.2 million, $5.9 million, and $5.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $1.9 million and $5.2 million of operating lease commitments above were reserved for in the restructuring charge accruals as of December 31, 2004 and December 31, 2003, respectively. The Company intends to seek subleases for unused facilities.

        Legal Proceedings—The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        VLT Corporation and Vicor Corporation v. Power-One, Inc., United States District Court, District of Massachusetts, Civil Action No. 01-10207-PBS.    The Complaint, filed on February 5, 2001, alleged infringement of Vicor's U.S. patent number Re. 36,098 by certain products of Power-One. The Complaint sought certain injunctive relief and compensatory damages. The Company denied all infringement or liability for any damages.

        Following proceedings at the trial and appellate levels, the subject litigation was concluded with a finding of no infringement of the Vicor patent by the Company's products. All appellate rights and proceedings have expired, all prior rulings favorable to the Company have become final, and all proceedings have now been dismissed.

        As part of its defense of the Vicor patent dispute, the Company has asked for indemnification and reimbursement from escrow accounts which were created as part of the Company's acquisition of Melcher AG. Management believes that a substantial portion of its costs of defense will be reimbursed from amounts held in the Melcher escrow account. However, litigation in Switzerland may be required based on objection by the Melcher Sellers to the Company's claim for reimbursement.

NOTE 11. COMMON STOCK

        Deferred Compensation Plan—On October 4, 2001, the Company's Board of Directors approved a Deferred Compensation Plan (the "Deferred Plan"). The purpose of the Deferred Plan was to motivate and retain eligible employees and non-employee directors by permitting them to defer compensation into stock units that would be paid out in the form of shares of the Company's common stock in January 2003. For the period beginning on October 22, 2001 and ending on October 20, 2002 (the

"Deferral Period"), eligible employees elected irrevocably to defer up to 50% of their base salary and eligible directors elected irrevocably to defer up to 100% of their compensation related to regularly scheduled meetings. The Company matched the deferral at 100% in January 2003. The Deferred Plan provided for these amounts to be settled in the Company's common stock on the first day following the public release of earnings of the Company for the fiscal year ending December 31, 2002 which was January 31, 2003 (the "Payment Date"). For participants under the Plan as of October 31, 2001, the number of shares of the Company's common stock distributed to the employee or director on the Payment Date was equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by $6.00. Participants (i.e. new employees) entering the Plan after October 31, 2001 received a number of shares of the Company's common stock on the Payment Date equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by the average of the Company's stock price over the ten trading days preceding the first day of the Company's applicable pay period which follows the participant's irrevocable election to participate.

        The Company recognized the amount deferred by the employees and directors as compensation expense ratably during the Deferral Period. The Company recognized the amount matched by the Company as compensation expense ratably during the period beginning on October 22, 2001 and ending on the Payment Date. Compensation expense recognized by the Company was equal to the total number of shares to be distributed to each employee and director multiplied by the fair market value, or $8.43, on the measurement date, October 18, 2001. For the years ended December 31, 2003 and 2002, the Company recorded approximately $0.5 million and $9.5 million in compensation expense related to the Deferred Plan, respectively. No compensation expense was recognized during 2004 under the Deferred Plan.

        The stock unit equivalent of the amount deferred by the employee vested at the end of each pay period, whereas the stock unit equivalent of the Company's match vested on the Payment Date. The Plan provided for certain prorating of vesting and for distribution of shares in the event employment or director service ends (either voluntarily or involuntarily) before the Payment Date. At December 31, 2002, there were approximately 0.7 million stock units vested under the Deferred Plan. Additionally, as of December 31, 2002 approximately 0.1 million shares of the Company's common stock had been issued in connection with the provisions of the Plan relating to terminations of employment prior to the Payment Date. The total number of shares issued on the Payment Date in connection with this plan was approximately 0.9 million shares which is net of approximately 0.5 million shares that were withheld to satisfy the employees' tax obligation. The Company paid the tax obligation of $2.6 million in cash in lieu of issuing shares.

        Stock Options, Restricted Stock, and Restricted Stock Units—In February 1996, the Board of Directors approved a stock option plan for the issuance of 3.0 million shares of common stock (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. In May 2004, the 1996 Plan was amended by the Board of directors to terminate the option to further increase shares issuable under this plan, to grant to non-employees, and to reprice shares. The Company can issue either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. At December 31, 2004, 16.7 million shares were reserved under the 1996 plan, of which 0.9 million were available for future grants. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. In connection with the issuance of stock options in 1997 and 2002, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $0.2 million and $0.9 million, respectively, which is being amortized over the vesting periods of the options. For the year ended December 31, 2002, the Company recognized compensation expense of $0.9 million. There was no material compensation expense recorded in 2004 and 2003 related to these stock options. During year ended December 31, 2003, the Company issued 0.3 million restricted stock shares and stock units, resulting in compensation expense of $1.6 million and $0.6 million and deferred compensation of $44 thousand and $0.7 million, for the years ended December 31, 2004 and 2003, respectively.

        In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the "2001 Plan"). The Company only issued non-qualified stock options under the 2001 Plan, and did not issue options under the 2001 Plan to a member of the Board of Directors or an executive officer (i.e. an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). The Board of Directors determined the option price based on the fair market value of the Company's common stock on the date of grant. All options under the 2001 Plan were granted at fair market value. Options granted under the 2001 Plan generally vest over four years. In May 2004, the Board of Directors approved an amendment to this plan whereby the Company may not grant additional awards under the 2001 Plan and the Company may not reprice options previously granted under this plan. As of December 31, 2004, approximately 2.0 million shares of common stock were granted under the 2001 Plan.

        In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the "2004 Plan") for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- year terms. At December 31, 2004, 4.7 million shares were available for future grants.

        Total options exercisable under the 1996, 2001 and 2004 Plans as of December 31, 2004, 2003 and 2002 were 8.7 million, 5.6 million and 4.7 million, respectively.

        Stock option activity of the Company is as follows:

	Millions of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding—December 31, 2001	12.2	$0.33 - $83.75	$10.43
Options granted	0.6	$0.10 - $10.78	$5.63
Options exercised	(1.0)	$0.10 - $ 5.77	$5.13
Options cancelled	(0.7)	$2.05 - $83.75	$12.53

Options outstanding—December 31, 2002	11.1	$0.10 - $83.75	$10.51
Options granted	3.4	$4.31 - $12.46	$5.89
Options exercised	(0.6)	$0.10 - $ 9.00	$2.78
Options cancelled	(1.2)	$2.05 - $83.75	$13.15

Options outstanding—December 31, 2003	12.7	$0.34 - $83.75	$9.39
Options granted	2.4	$6.20 - $14.26	$9.52
Options exercised	(0.5)	$0.34 - $ 9.55	$4.77
Options cancelled	(0.6)	$2.32 - $83.75	$12.12

Options outstanding—December 31, 2004	14.0	$0.34 - $83.75	$9.44

        The following table summarizes information regarding options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 0.34 - $ 2.05	1.7	2.57 yrs	$1.21	1.7	$1.21
$ 2.32 - $ 4.67	2.0	6.32 yrs	$4.35	1.0	$4.13
$ 4.75 - $ 5.77	2.8	6.80 yrs	$5.74	2.5	$5.76
$ 5.86 - $ 8.92	2.2	8.03 yrs	$6.80	0.6	$7.04
$ 8.96 - $ 9.12	1.9	9.54 yrs	$9.12	—	$9.01
$ 9.13 - $20.88	2.8	5.93 yrs	$16.32	2.3	$17.21
$22.00 - $42.31	0.3	5.48 yrs	$27.32	0.3	$26.97
$47.50 - $83.75	0.3	5.52 yrs	$55.46	0.3	$55.46

$ 0.34 - $83.75	14.0	6.55 yrs	$9.44	8.7	$10.47

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. The plan qualifies for non-compensatory status under APB 25, Paragraph 7 as it meets the following criteria: all full-time employees are able to participate in the plan; the stock is offered equally to all eligible employees; the purchase right is limited to a reasonable time period; and the discount from the market price of the stock is reasonable and in compliance with Section 423 of the Internal Revenue Code. No compensation cost is recognized for shares issued under this plan. Substantially all of the Company's domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. The plan provides the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever is lower. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 2004, 2003 and 2002 there were 0.4 million, 0.3 million and 0.2 million shares issued cumulatively under this plan, respectively.

NOTE 12. BUSINESS GEOGRAPHICAL LOCATIONS

        The Company has manufacturing and research and development operations in the United States, Dominican Republic, Switzerland, Slovakia, Norway, Ireland and China. The following table summarizes the Company's revenues and long-lived assets in different geographic locations (in millions):

	Years Ended December 31,
	2004		2003		2002
	Embedded products	Power systems	Embedded products	Power systems	Embedded products	Power systems
Revenues:(a)
United States	$83.5	$19.7	$79.6	$16.4	$78.0	$13.0
Canada	29.0	0.6	11.5	2.3	7.7	2.4
United Kingdom	9.2	4.1	9.1	7.0	7.9	9.9
Other European countries	46.1	37.7	40.3	39.9	30.6	35.4
Malaysia	19.5	1.3	25.7	—	21.9	—
Other Asian countries	12.8	11.6	6.9	12.9	3.8	11.4
Other international locations	0.1	5.1	0.1	4.6	8.5	0.2

Total	$200.2	$80.1	$173.2	$83.1	$158.4	$72.3

	December 31,
	2004	2003
Long-Lived Assets:
United States	$66.2	$70.4
Switzerland	15.5	19.7
Norway	13.3	12.1
Dominican Republic	9.1	10.3
Slovakia	7.9	3.8
Other international locations	3.8	3.7

Total	$115.8	$120.0

(a)
Revenues are attributable to countries based on location of customer.

NOTE 13. INCOME TAXES

        Loss before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2004	2003	2002
United States	$(17.4)	$(20.7)	$(78.9)
Non-United States	(0.7)	1.5	(144.3)

Total	$(18.1)	$(19.2)	$(223.2)

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$(4.7)
State	—	—	—
Foreign	4.3	(2.7)	(0.3)

Total current	4.3	(2.7)	(5.0)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1.2)	1.7	(7.2)

Total deferred	(1.2)	1.7	(7.2)

Provision (benefit) for income taxes	$3.1	$(1.0)	$(12.2)

        The components of deferred income tax assets (liabilities) are as follows (in millions):

	Year Ended December 31,
	2004			2003
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.6	$0.1	$—	$0.4	$0.1	$—
Sales discount reserve	0.7	0.1	—	0.4	0.1	—
Bad debt reserve	0.6	0.1	—	0.9	0.2	(0.6)
Inventory reserve	2.4	0.4	(0.3)	4.3	0.7	(0.6)
Warranty reserve	1.0	0.2	0.1	1.0	0.1	0.1
Other	0.5	0.1	(0.2)	0.4	0.2	(0.3)

Subtotal	5.8	1.0	(0.4)	7.4	1.4	(1.4)
Valuation allowance	(5.8)	(1.0)	(1.1)	(7.4)	(1.4)	(0.5)

Total current	—	—	(1.5)	—	—	(1.9)
Non-current:
NOL	81.1	4.4	11.8	68.1	5.4	6.8
Intangible assets	(1.5)	(0.3)		1.3	0.2	—
Restructuring allowance	0.7	0.1		1.1	0.2	—
Fixed assets	(0.8)	2.1	1.4	0.5	0.2	0.8
Other	2.6	1.1	(0.1)	1.9	2.8	0.1

Subtotal	82.1	7.4	13.1	72.9	8.8	7.7
Valuation allowance	(82.1)	(7.4)	(13.7)	(72.9)	(8.8)	(8.7)

Total non-current	—	—	(0.6)	—	—	(1.0)

Net deferred income tax liabilities	$—	$—	$(2.1)	$—	$—	$(2.9)

        The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company records a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred income tax assets will likely not be realized in the foreseeable future. For the years ended December 31, 2004, 2003 and 2002, the Company recorded valuation allowances against deferred income tax assets of $10.1 million, $5.9 million and $39.9 million, respectively.

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(6.3)	(35)	$(6.7)	(35)	$(78.1)	(35)
Foreign income taxed at different rates	3.3	18	(1.7)	(9)	23.2	10
Non-deductible goodwill	0.5	3	—	—	19.4	9
Job Creation and Worker Assistance Act income tax refund	—	—	—	—	(4.7)	(2)
Other	—	—	0.3	2	(3.4)	(1)
Valuation allowance net of state taxes	5.6	31	7.1	37	31.4	14

	3.1	17%	$(1.0)	(5)%	$(12.2)	(5)%

        As of December 31, 2004, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state income tax purposes of approximately $226.9 million and $72.2 million, respectively. These operating loss carry-forwards expire in various years beginning in 2021 and 2012, respectively. The Company also has foreign NOLs in various countries.

        On March 9, 2002, the Job Creation and Worker Assistance Act was signed into law. Among other provisions, the act temporarily extends the general NOL carry-back period to five years (from two years). The provision is effective for NOLs generated in taxable years ending December 31, 2002 and 2001. This act allowed the Company to obtain an additional tax refund of approximately $4.7 million during 2002. SFAS 109 requires that the effect of an enacted change in tax laws or rates be included in income from continuing operations in the period that includes the enactment date.

NOTE 14. RELATED PARTY TRANSACTIONS

        Stephens, Inc., a significant stockholder, provided no financial advisory services during the year ended December 31, 2004, and less than $0.1 million in each of the years ended December 31, 2003 and 2002. The Company had no payables to Stephens, Inc., at December 31, 2004 and 2003. A former officer of Stephens, Inc., now retired, is on the Company's Board of Directors.

        O'Melveny & Myers LLP ("OMM") provided general legal services of approximately $1.1 million, $0.9 million, and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. A former O'Melveny & Myers LLP partner, now retired, is on the Company's Board of Directors. The Company owed O'Melveny & Myers LLP $0.1 million at December 31, 2004. No amounts were owed to O'Melveny & Myers LLP at December 31, 2003.

        During the fourth quarter of 2002, the Company contributed certain non-cash assets to a privately-owned contract manufacturer in Asia in exchange for approximately 10% of the common stock of that contract manufacturer. This investment is being accounted for under the cost method. The Company contributed some of its excess SMT manufacturing equipment that had previously been written down to fair value of approximately $2.1 million and approximately $5.2 million of a note receivable from the contract manufacturer held by the Company in exchange for the equity investment. This contract manufacturer is a significant supplier to the Company. During the fourth quarter of 2003, the Company recorded a write-down of approximately $5.7 million in other expense to reduce the book value of its equity investment held in that contract manufacturer.

        In February 2003, the Company acquired 100% of the equity of di/dt Inc. Prior to acquisition, the Company held an exclusive license from di/dt for certain di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, the Company's outside counsel, OMM, held a modest equity position in di/dt, and the Company's CEO, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt. The total cost of the acquisition, including subsequent earn-out payments, was $17.5 million.

NOTE 15. RESEARCH AND DEVELOPMENT

        Research and development expenses were $29.4 million, $28.5 million and $21.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 16. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	December 31, 2004
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$39.1	$5.7	$33.4
Trade name	16.6	5.2	11.4

Subtotal	55.7	10.9	44.8

Amortizable intangibles
Product technology	25.4	17.3	8.1	9
Other	10.7	5.5	5.2	15

Subtotal	36.1	22.8	13.3

Total	$91.8	$33.7	$58.1

	December 31, 2003
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$34.2	$5.1	$29.1
Trade name	16.6	5.2	11.4

Subtotal	50.8	10.3	40.5

Amortizable intangibles
Product technology	24.9	14.0	10.9	9
Other	10.4	4.5	5.9	15

Subtotal	35.3	18.5	16.8

Total	$86.1	$28.8	$57.3

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

        The Company performed an impairment test of goodwill and Company's trade name in accordance with SFAS 142 during the third quarter of 2004 and 2003. Based on impairment test performed using discounted cash flow approach, there was no impairment of the goodwill and the Company's trade name.

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

        Estimated future amortization expense is as follows, in millions:

Year Ending December 31,	Amortization Expense
2005	$3.9
2006	3.1
2007	2.9
2008	1.3
2009	0.6

Total	$11.8

        As earn-out consideration for attainment of defined operational performance for years 2004 and 2003, the Company distributed a total of 0.3 and 0.2 million shares during 2004 and 2003, respectively, of the Company's common stock to the former shareholders of di/dt. These payments were recorded as additional goodwill.

        The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in millions):

	December 31,
	2004	2003
Beginning balance	$29.1	$24.0
Increase in goodwill related to acquisition	3.2	4.1
Changes due to foreign currency fluctuations	1.1	1.0

Ending balance	$33.4	$29.1

NOTE 17. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended December 31,
	2004			2003			2002
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net loss	$(21.2)			$(18.2)			$(211.0)
Basic and Diluted shares outstanding		83.8			82.5			80.4

Basic and Diluted loss per share	$(21.2)	83.8	$(0.25)	$(18.2)	82.5	$(0.22)	$(211.0)	80.4	$(2.62)

        The dilutive effect of stock options outstanding at December 31, 2004, 2003 and 2002 was not included in the calculations of diluted loss per share for the years ended December 31, 2004, 2003 and 2002 because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. The weighted average number of such options excluded from the diluted loss per share computation was approximately 2.8 million 2.7 million and 1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 18. NOTES RECEIVABLE

        In January 2004, the outstanding balance of a note from an officer of the Company in the amount of $0.8 million, which was included in the current amount at December 31, 2003, was paid in full. There are no other notes outstanding to officers or directors as of December 31, 2004.

NOTE 19. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended December 2004, 2003 and 2002 is presented below, in millions:

	December 31,
	2004	2003	2002
Beginning balance	$3.3	$3.8	$3.1
Charges and costs accrued	1.0	1.1	1.6
Less repair costs incurred	(1.0)	(1.7)	(1.1)
Change due to foreign currency	0.1	0.1	0.2

Ending balance	$3.4	$3.3	$3.8

NOTE 20. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The Company has a 401(k) profit sharing plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.5 million, $0.4 million, and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 21. SUBSEQUENT EVENTS

        On February 1, 2005, the Company committed to a restructuring plan, which was announced on February 3, 2005, for which it expects to record $20 to $25 million in restructuring and impairment charges during the first and second quarters of 2005. Approximately $5 to $10 million of these charges relate to non-cash asset impairments, primarily property and equipment and other assets. The balance relates to cash expenditures for severance for terminated employees and continuing lease obligations on closed facilities, the longest of which extends through 2008. The expected restructuring charges result from a plan to significantly downsize the Company's telecom systems operations in Norway, as certain functions move to other existing Power-One facilities in low-cost locations, and to reduce operations and overhead in other locations. The Company expects that the restructuring actions will be substantially complete by June 30, 2005.

        On February 23, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company's outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which have an exercise price greater than $5.00. The closing price of the Company's common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are the Company's Amended and Restated Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors' decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of Statement of SFAS 123 (revised 2004), "Share-Based Payment," which will require the Company to treat unvested stock options as an expense effective at the beginning of the Company's third fiscal quarter of 2005. By accelerating the vesting of the affected stock options now, the Company has elected to recognize an immaterial amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. The Company believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2004 AND 2003 QUARTERS (Unaudited)

(In millions, except per share data)

	2004 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(1)
Net sales	$68.7	$72.5	$67.2	$71.9
Gross profit	24.7	28.4	24.5	20.3
Loss from operations	(3.1)	(1.2)	(4.5)	(10.3)
Net Loss	(2.8)	(3.9)	(5.4)	(9.1)
Diluted loss per share	(0.03)	(0.05)	(0.06)	(0.11)
	2003 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(2)
Net sales	$56.3	$69.3	$63.7	$67.0
Gross profit	21.4	25.5	23.2	24.6
Loss from operations	(3.5)	(1.7)	(3.9)	(6.2)
Net loss	(3.1)	(1.1)	(3.6)	(10.4)
Diluted loss per share	(0.04)	(0.01)	(0.04)	(0.12)

(1)
During the fourth quarter of 2004, the Company recorded net $0.2 million of restructuring charges primarily for settlement payments and legal fees related to additional personnel and legal costs resulting from the closure of the Boston, Massachusetts facility during 2001.

(2)
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

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31,
2004	$4.4	$1.1	$(0.9)	$0.2	$4.8
2003	6.6	0.2	(2.5)	0.1	4.4
2002	4.7	2.9	(1.3)	0.3	6.6
Accrued sales discounts and returns:
Year ended December 31,
2004	$1.1	$13.3	$(12.5)	$—	$1.9
2003	0.9	6.8	(6.6)	—	1.1
2002	1.7	7.8	(8.6)	—	0.9
Deferred tax asset valuation allowance:
Year ended December 31,
2004	$99.7	$10.1	$(0.6)	$1.9	$111.1
2003	93.8	5.9	(0.8)	0.8	99.7
2002	58.8	39.9	(6.1)	1.2	93.8

(1)
For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provisions for estimated discounts and returns. For the deferred tax asset valuation allowance, represents additional reserves for deferred tax assets generated during the current period.

(2)
For the allowance for doubtful accounts, represents write off of bad debt. For the accrued sales discounts and returns, represents products returned from and discounts granted to customers. For the deferred tax asset valuation allowance, represents the utilization of previously reserved deferred tax assets.

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

QuickLinks

TABLE OF CONTENTS
PART I
RISK FACTORS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
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
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
POWER-ONE, INC. QUARTERLY FINANCIAL DATA FOR THE 2004 AND 2003 QUARTERS (Unaudited) (In millions, except per share data)
SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR EACH OF THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (In millions)