Form 10-Q
period 2005-03-31
POWER ONE INC
filed 2005-05-13
CIK 1042825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of May 10, 2005, 84,652,296 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2005	2004
NET SALES	$66,747	$68,652
COST OF GOODS SOLD	50,576	43,923
GROSS PROFIT	16,171	24,729
EXPENSES:
Selling, general and administrative	15,834	16,374
Engineering and quality assurance	10,630	10,503
Amortization of intangible assets	979	974
Restructuring costs	7,370	—
Asset impairment	7,087	—
Total expenses	41,900	27,851
LOSS FROM OPERATIONS	(25,729)	(3,122)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	756	376
Interest expense	(33)	(228)
Other income (expense), net	(2,474)	931
Total interest and other income (expense), net	(1,751)	1,079
LOSS BEFORE INCOME TAX	(27,480)	(2,043)
PROVISION FOR INCOME TAXES.	932	779
NET LOSS	$(28,412)	$(2,822)
BASIC & DILUTED LOSS PER SHARE	$(0.34)	$(0.03)
BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	84,474	83,434

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,569	$35,504
Available for sale investments	7,640	7,516
Investments held to maturity	12,863	9,405
Accounts receivable:
Trade, less allowance for doubtful accounts: $5,100 at March 31, 2005; $4,836 at December 31, 2004	56,655	56,397
Other	4,563	4,837
Inventories	48,560	54,311
Prepaid expenses and other current assets	3,291	4,121
Total current assets	163,141	172,091
INVESTMENTS HELD TO MATURITY	31,919	34,788
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $61,647 at March 31, 2005; $59,233 at December 31, 2004.	47,772	57,707
GOODWILL, net	32,798	33,425
OTHER INTANGIBLE ASSETS, net	23,618	24,657
OTHER ASSETS	2,824	4,385
TOTAL	$302,072	$327,053
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,897	$29,613
Restructuring reserve	8,515	2,288
Deferred income taxes	1,419	1,497
Other accrued expenses	22,582	21,986
Total current liabilities	61,413	55,384
DEFERRED INCOME TAXES	442	633
OTHER LIABILITIES	1,031	999
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 84,643 shares issued and outstanding at March 31, 2005, and 84,252 shares, net of 100 treasury shares, issued and outstanding at December 31, 2004	85	84
Additional paid-in-capital	604,010	602,737
Deferred compensation	—	(44)
Accumulated other comprehensive income	28,291	32,048
Accumulated deficit	(393,200)	(364,788)
Total stockholders’ equity	239,186	270,037
TOTAL	$302,072	$327,053

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,412)	$(2,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,087	4,100
Asset impairment(a)	7,087	—
Investment write-off(b)	2,496	—
Stock compensation	195	394
Tax obligations associated with stock compensation plans	(133)	—
Exchange gain	(148)	(276)
Deferred income taxes	(122)	(446)
Net (gain) loss on disposal of property and equipment	26	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,357)	3,076
Inventories	4,857	843
Prepaid expenses and other current assets	798	(929)
Accounts payable	(545)	(7,517)
Accrued expenses	1,054	(717)
Restructuring reserve	6,252	(1,041)
Other liabilities	75	139
Net cash used in operating activities	(3,790)	(5,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(124)	—
Purchases of held to maturity investments	(589)	—
Acquisition of property & equipment	(1,340)	(1,846)
Proceeds from sale of property and equipment	96	443
Other assets	(179)	43
Net cash used in investing activities	(2,136)	(1,360)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(9,054)
Issuance of common stock	1,256	860
Net cash provided by (used in) provided by financing activities	1,256	(8,194)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,265)	207
DECREASE IN CASH AND CASH EQUIVALENTS	(5,935)	(14,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,504	99,507
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,569	$84,923
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$—	$150
Income taxes	$108	$22

(a)    The asset impairment charge of $7,087 for the three months ended March 31, 2005 related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

(b)    The $2,496 investment write-off for the three months ended March 31, 2005 related to the write-off of foreign investments and were recorded as other expense.

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
NET LOSS	$(28,412)	$(2,822)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investment securities	312	—
Foreign currency translation adjustment	(4,069)	(1,341)
COMPREHENSIVE LOSS	$(32,169)	$(4,163)

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three -month periods ended April 3, 2005 and March 28, 2004 as March 31, 2005 and 2004, respectively.

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

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the “disclosure only” alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below (in millions, except per share data).

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(28.4)	$(2.8)
Add: Stock-based employee compensation expense included in reported net loss	0.2	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method	(18.4)	(5.3)
Pro forma net loss	$(46.6)	$(7.7)
Loss per share:
Basic and Diluted—as reported	$(0.34)	$(0.03)
Basic and Diluted—pro forma	$(0.55)	$(0.09)

The pro forma amounts for the three-month periods ended March 31, 2005 and 2004 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	4.1%	3.5%
Volatility	40.3%	57.4%
Option life, years	5.8	6.0
Dividends	—	—
Fair value of options granted, millions	$0.1	$2.0

On February 23, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options have an exercise price greater than $5.00. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $5.93.  As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are the Company’s Amended and Restated Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of Statement of SFAS 123 (revised 2004), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of the Company’s first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, the Company has elected to recognize an immaterial amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93.  The Company believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123(R) requires fair value recognition of stock option grants on the income statement as an expense and is effective for the Company as of the first quarter of 2006. This pronouncement may have a material impact on the Company’s operating results. Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. Changes in the Company’s estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact operating results.

NOTE 3—INVESTMENTS

At March 31, 2005, the Company had investments in certain debt securities that have been classified as held-to-maturity securities and certain equity securities that have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). Held-to-maturity investments are recorded on the balance sheet at cost. Available-for-sale investments are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	March 31, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$39.6	$(0.4)	$39.2
Municipal notes and bonds	2.0	—	2.0
Other fixed income investments	10.8	—	10.8
	$52.4	$(0.4)	$52.0

	December 31, 2004
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$39.2	$—	$39.2
Municipal notes and bonds	2.0	—	2.0
Other fixed income investments	10.5	0.2	10.7
	$51.7	$0.2	$51.9

	March 31, 2005	December 31, 2004

Reported as:

Available-for-sale securities	$7.6	$7.5
Investments held to maturity, short-term	12.9	9.4
Investments held to maturity	31.9	34.8
Total	$52.4	$51.7

The fair value of the Company’s held-to-maturity securities at March 31, 2005, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$12.9	$12.8
Due in 1-2 years	15.9	15.7
Due in 2-5 years	16.0	15.9
	$44.8	$44.4

The Company also has investments in privately-held enterprises which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, classified as available-for-sale. These investments are included in other assets on the balance sheet.

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2005	December 31, 2004
Raw materials	$29.1	$29.8
Subassemblies-in-process	4.7	6.1
Finished goods	14.8	18.4
	$48.6	$54.3

During the quarter ended March 31, 2005, the Company wrote off $4.0 million related to excess inventory and recorded the charge as cost of sales. The charge was a result of a shift in the Company’s forecasted product mix and product rationalization in the Company’s telecom power systems division in Europe.

NOTE 5—LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2005	2004
Basic and Diluted loss per share:
Net loss	$(28.4)	$(2.8)
Basic and Diluted weighted average shares outstanding	84.5	83.4
Basic and Diluted loss per share	$(0.34)	$(0.03)

The dilutive effect of stock options outstanding at March 31, 2005 and 2004 was not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2005 and 2004 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 1.5 million and 3.6 million for the three-month periods ended March 31, 2005 and 2004, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	March 31, 2005			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$38.3	$5.5	$32.8
Trade name	16.6	5.2	11.4
Subtotal	54.9	10.7	44.2
Amortizable intangibles
Product technology	25.2	17.9	7.3	9
Other	10.6	5.7	4.9	15
Subtotal	35.8	23.6	12.2
Total	$90.7	$34.3	$56.4

	December 31, 2004			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$39.1	$5.7	$33.4
Trade name	16.6	5.2	11.4
Subtotal	55.7	10.9	44.8
Amortizable intangibles
Product technology	25.4	17.3	8.1	9
Other	10.7	5.5	5.2	15
Subtotal	36.1	22.8	13.3
Total	$91.8	$33.7	$58.1

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows (in millions):

Beginning balance	$33.4
Changes due to foreign currency fluctuations	(0.6)
Ending balance	$32.8

Estimated remaining amortization expense for 2005 through 2009 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2005 (nine months)	$3.0
2006	3.1
2007	2.9
2008	1.3
2009	0.5
Total	$10.8

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

The Company maintains credit facilities with various banks in Europe, Asia, and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.5 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2005, the Company had no outstanding balance on any credit facility.

At March 31, 2005, the Company was in compliance with all of its debt covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	March 31, 2005	December 31, 2004
Accrued income taxes	$5.7	$5.1
Accrued payroll and related expenses	5.5	5.3
Accrued warranties	3.1	3.4
Accrued sales discounts	1.8	1.9
Accrued bonus	1.7	2.1
Accrued supplier liability	0.5	0.5
Other accrued expenses	4.3	3.7
	$22.6	$22.0

NOTE 9—CONTINGENCIES

The Company is involved in certain claims and legal proceedings that arose in the normal course of business. Management does not believe that the outcome of any of the claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company has initiated suit in Switzerland, seeking reimbursement of legal defense costs incurred in the successful defense of earlier patent litigation asserted against the Company. As part of its defense of the patent dispute, the Company made a claim for indemnification and reimbursement from an escrow account which was created as part of the acquisition of Melcher AG. The Melcher shareholder representative has denied the Company’s right to and claim for reimbursement.  Proceedings are in the initial stages.

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

During the first quarter of 2005, the Company announced a restructuring plan in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.”  The Company recorded pre-tax charges of $7.4 million for restructuring costs and $7.1million in impairment costs related to the restructuring of its worldwide operations.

Restructuring Costs

The restructuring charges of $7.4 million included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for more than 150 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs.  The Company expects to pay the severance and related components of the restructuring reserve during 2005. The liabilities related to continuing lease obligations are expected to be paid over the life of the leases, the longest of which extends into 2011. All restructuring charges are expected to be settled with cash. No restructuring charges were incurred during the first quarter of 2004.

A summary of the restructuring costs and reserve activity during the quarter ended March 31, 2005 is as follows:

	Restructuring Liabilities at December 31, 2004	Restructuring Charges	Cash Paid	Restructuring Liabilities at March 31, 2005
Worldwide workforce reduction	$—	$2.3	$0.6	$1.7
Facilities closure and other costs	1.9	4.8	0.4	6.3
Other costs	0.4	0.3	0.2	0.5
Total Restructuring Costs	$2.3	$7.4	$1.2	$8.5

Asset Impairment Charges

During the first quarter of 2005, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired.  The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $7.1 million for these assets. These assets consisted of an owned building in Norway that will become held for sale, which was written down to fair market value per an appraisal obtained on the facility; leasehold improvements for leased facilities whose operations are being closed; and miscellaneous other long lived assets that will no longer be used. None of the impairment charges include cash components. No asset impairment charges were recorded during the first quarter of 2004.

The Company also impaired two investments in foreign enterprises, recorded in other assets on the balance sheet, during the quarter ended March 31, 2005. The impairment charge of $2.5 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

NOTE 11—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2005 and 2004 is presented below, in millions:

	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$3.4	$3.3
Charges and costs accrued	0.4	0.5
Adjustments related to pre-existing warranties (including changes in estimates)	(0.3)	—
Less repair costs incurred	(0.4)	(0.2)
Changes due to foreign currency	(0.1)	—
Balance, end of period	$3.1	$3.6

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

In February 2005, we announced a restructuring plan in which most of the operations of both ES and di/dt would be combined with those of the CAPS division. The most significant component of this plan involves the elimination of most ES operations in Norway and their integration into our other existing locations. In addition to the integration of ES and di/dt, we have implemented and plan to implement cost reductions in other areas of the Company. We expect to complete most restructuring activity and integration by June 30, 2005. We expect to see a portion of the $30 million in targeted annual cost savings increasingly each quarter during the year with full savings realized by the fourth quarter of 2005. We incurred $14.5 million of restructuring and asset impairment charges during the first quarter of 2005, and expect to incur an additional $5 million of similar charges in the second quarter of 2005. Approximately $8 million of the total charges are expected to be non-cash in nature and primarily relate to asset impairment charges for long-lived assets. The balance of the charges relate to severance and continuing lease obligations for closed facilities, the longest of which continues into 2011.

Our CAPS division is a worldwide organization primarily engaged in the design, manufacture and sale of AC/DC and DC/DC power conversion products for multiple industries, although our products are generally geared toward the communications infrastructure and technology markets. Our board-mounted DC/DC products, which include products developed by di/dt, provide precise levels of DC power to sensitive electronic equipment such as switches, routers and other communications equipment. Our DC power systems that are sold to telecommunications and Internet service providers worldwide.

All products are sold under the Power-One brand name by our sales force. We have two product lines, referred to as the “embedded products” and “power systems.”

The SPS division is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One™ digital power management architecture and our new Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture. In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We have spent and anticipate spending significant capital on R&D related to this developing area of power management technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, and Slovakia, and at contract manufacturers in Asia. We are in the process of shifting our business model toward increased use of contract manufacturers. We believe that the use of contract manufacturers will provide us with greater flexibility and a better ability to respond to changes in the market and will be less capital intensive. We are significantly increasing our presence in Asia to take advantage of its lower cost structure and closer proximity to certain major customers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

We are subject to local laws and regulations in various regions in which we operate, including the European Union (“EU”). In particular, two current EU directives may have a material impact on our business. The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”), which restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish a detailed list of all chemical substances in our products. We are starting to see requests from our customers, including some of our major customers, for RoHS compliant products. We are in the process of compiling RoHS compliant information on our products as well as procuring RoHS compliant material and information from our suppliers.

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which is effective August 13, 2005 and requires manufacturers or importers to recycle or dispose of all products it manufactures or imports into the EU at its own expense at the end of their useful lives.

There are certain risks we face in complying with the RoHS and WEEE directives, which include but are not limited to the following:

•       We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our manufacturing processes without compromising quality and/or impacting our cost structure;

•       We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales;

•       We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2006 for which there is reduced demand and that we may need to write down; and

•       We are unable to estimate at this time the cost of compliance, if any, with either EU directive.

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

We have a joint venture in Asia which, along with certain of our contract manufacturers, may purchase raw components and other goods from us, and may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture and contract manufacturers only when the components and goods are for sales to third parties. When the joint venture or contract manufacturer purchases components that will be assembled and sold back to us, no revenue is recorded because the earnings process has not been completed.

Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

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

Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires fair value recognition of stock option grants on the income statement as an expense and is effective for us as of the first quarter of 2006. This pronouncement may have a material impact on our operating results.

Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. Changes in our estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact our operating results.

On February 23, 2005, the Board of Directors authorized accelerating the vesting of all of our outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options have an exercise price greater than $5.00. The closing price of our common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of our common stock, which otherwise would have vested from time to time over the next four years, become immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are our Amended and Restated Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of Statement of SFAS 123 (revised 2004), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of our first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, we have elected to recognize an immaterial amount of compensation expense in the quarter ended March 31, 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. We believe that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

Results of Operations

Net Sales.   Net sales decreased $1.9 million, or 3%, to $66.7 million for the quarter ended March 31, 2005 from $68.7 million for the quarter ended March 31, 2004. The slight decrease in sales was attributable to volume reductions in sales of embedded products due to the softness of the high power market, partially offset by volume increases in sales of telecom power systems.

Net sales for our two product lines are as follow, in millions:

	Three Months Ended March 31,
	2005		2004
Embedded products	$45.3	68%	$50.0	73%
Power systems	21.4	32%	18.7	27%
Total	$66.7	100%	$68.7	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended March 31,
	2005		2004
OEMs	$43.9	66%	$49.6	72%
Distributors	15.0	22%	13.9	20%
Service providers	7.8	12%	5.2	8%
Total	$66.7	100%	$68.7	100%

Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended March 31, 2005 or 2004, with $10.3 million, or 15% of net sales and $11.0 million, or 16% of net sales, respectively.

Net sales by market were as follows:

	Three Months Ended March 31,
	2005	2004
Communications	60.5%	59.3%
Industrial	18.6%	16.4%
Transportation	7.2%	7.7%
ATE/Semiconductor test equipment	3.3%	6.0%
Computer and Retail	3.1%	3.6%
Medical	2.1%	2.6%
Other	5.2%	4.4%
Total	100%	100%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	March 31, 2005	December 31, 2004
	(in millions)
Combined 180-day backlog	$38.8	$38.0
Combined 90-day backlog	$34.6	$33.9
Quarterly bookings	$67.2	$63.4
Quarterly book-to-bill ratio	1.01	0.88

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

Gross Profit.   Gross profit for the quarter ended March 31, 2005 was $16.2 million compared with a gross profit of $24.7 million in the comparable period in 2004. As a percentage of net sales, gross profit decreased to 24.2% for the first quarter of 2005 from a gross profit of 36.0% for the same period in 2004. The decrease in gross margin during the quarter ended March 31, 2005 was primarily due to three factors. First, the gross margin was negatively impacted by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe. We recorded $4.0 million in cost of sales related to the write off of the excess inventory which impacted the gross margin by six percentage points. Second, the margin was impacted due to an unfavorable shift in product mix as sales of high-power products decreased from $4.7 million in the first quarter of 2004 to $2.3 million in the first quarter of 2005. The high-power products tend to carry above-average gross margins. Lastly, we experienced a $4.7 million decrease in sales of embedded products offset by a $2.7 million increase in our sales of telecom power systems which have lower gross margins than the embedded products.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $0.6 million, or 3%, to $15.8 million for the quarter ended March 31, 2005 from $16.4 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense was 24% for the quarters ended March 31, 2005 and 2004.

Selling expense decreased $0.2 million, or 3%, to $7.0 million for the quarter ended March 31, 2005 from $7.2 million for the same period in 2004. Administrative expense decreased $0.4 million, or 4%, to $8.8 million for the quarter ended March 31, 2005 from $9.2 million for the same period in 2004. The decrease in selling, general and administrative expenses was primarily due to personnel reductions as a result of the restructuring plan announced and partially implemented during the first quarter of 2005.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense increased by $0.1 million, or 1%, to $10.6 million for the quarter ended March 31, 2005 from $10.5 million in the comparable period in 2004. As a percentage of net sales, engineering and quality assurance expense increased to 16% for the quarter ended March 31, 2005 from 15% for the same period in 2004.

Amortization of Intangible Assets.   Amortization of intangible assets remained constant at $1.0 million for both quarters ended March 31, 2005 and 2004.

Restructuring and Asset Impairment Charges during the Quarter Ended March 31, 2005.   During the quarter ended March 31, 2005, we recorded pre-tax restructuring charges of $7.4 million in accordance with SFAS 146, of which $2.3 million related to severance payments for a reduction in headcount and $4.8 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecom power systems business in Norway. We anticipate that we will save approximately $30 million annually as a result of the restructuring initiatives announced during the first quarter of 2005. No restructuring charges were recorded during the quarter ended March 31, 2004.

As a result of the restructuring, we recorded $7.1 million in asset impairment charges, in accordance with SFAS 144, for our building in Norway, leasehold improvements for leased facilities whose operations are being closed, and for other long lived assets that will no longer be used. No asset impairment charges were recorded during the first quarter of 2004.

Loss from Operations.   As a result of the items above, loss from operations was $25.7 million for the quarter ended March 31, 2005 compared with an operating loss of $3.1 million for the same period in 2004.

Interest Income (Expense), Net.   Net interest income was $0.7 million for the quarter ended March 31, 2005, an improvement of $0.6 million over net interest income of $0.1 million for the same period in 2004. The increase in net interest income between periods is attributable to the decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004, combined with additional interest income resulting from our cash management program implemented during the second half of 2004. We have purchased available-for-sale and held to maturity investments in an effort to earn a higher rate of return on our cash.

Other Income (Expense), Net.   Net other expense was $2.5 million for the quarter ended March 31, 2005, compared with net other income of $0.9 million for the same period in 2004. $2.1 million of other expense recorded during the first quarter of 2005 related to the impairment of a foreign investment which resulted from a forecast reduction for the enterprise and the related cash flow. In addition, we recorded $0.4 million related to an impairment of another foreign investment. $0.8 million of the remaining increase in expense between quarters is primarily attributable to foreign currency fluctuations between periods.

Provision (Benefit) for Income Taxes.   The provision for income taxes was $0.9 million for the quarter ended March 31, 2005 compared with $0.8 million recorded in the same period in 2004. The income tax provision was primarily generated by our profitable European locations.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $5.9 million, or 17%, to $29.6 million at March 31, 2005 from $35.5 million at December 31, 2004. Our primary uses of cash in the first three months of 2005 consisted of $3.8 million for operating activities and $1.3 million for the acquisition of property and equipment. Our primary source of cash in the first three months of 2005 consisted of $1.3 million from the issuance of common stock related to stock option exercises.

Cash used in operating activities of $3.8 million included an increase in trade and other accounts receivable of $1.4 million, a decrease in inventories of $4.9 million and a net increase in accounts payable and accrued expenses of $0.5 million. In addition, cash used in operating activities also included approximately $1.2 million of cash payments relating to the Company’s restructuring programs.

In February 2004, we elected to repay the long term debt of $9.1 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand.

In addition, we maintain credit facilities with various banks in Europe, Asia, and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.5 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 31, 2005, we had no outstanding balance on any credit facility.

We currently anticipate that our total capital expenditures for 2005 will be in the range of $6 to $8 million, of which $1.3 million was incurred during the first three months of 2005. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Related Parties.   We maintain minority ownership in a number of investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The investment in the contract manufacturer was made during 2002 by contributing $2.1 million of SMT manufacturing equipment and a $5.2 million note receivable we held from the contract manufacturer, in exchange for common equity. We expect to pay approximately $0.4 million in cash to this contract manufacturer for not reaching certain purchasing milestones during the period from January 1, 2003 through December 31, 2005. The joint venture is accounted for under the equity method, and the investment in the contract manufacturer is accounted for under the cost method, since we do not have significant influence on the contract manufacturer and own approximately 5% of its common equity.

The joint venture and contract manufacturer may purchase raw components and other goods from us; moreover, they may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture and contract manufacturer only when the components and goods are for sale to third parties. When the joint venture or contract manufacturer purchases components that will be assembled and sold back to us, no revenue is recorded. We also have significant and similar relationships with other contract manufacturers where no investment has been made. These contract manufacturers may purchase raw components from and sell finished goods back to us. No revenue is recognized for these transactions. Revenue is recognized only when the products are sold to third parties.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2005 (nine months)	$4.6	$3.9	$8.5
2006	4.7	—	4.7
2007	3.7	—	3.7
2008	2.9	—	2.9
2009	2.6	—	2.6
2010 and thereafter	4.6	—	4.6
Total	$23.1	$3.9	$27.0

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

Debt.   At March 31, 2005, we have no outstanding balance on any credit facility, and therefore the interest rate volatility would not have a material impact on our liquidity.

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2005, we had not entered into any significant foreign exchange contracts.

Item 4—Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of March 31, 2005, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “expect,” “anticipate,” “should,” “believe,” “continue,” “intend,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, acquisitions, the cyclical nature of the Company’s business, current and future government and regulatory policies, to specifically include environmentally directed requirements, the level and extent of market acceptance of our new product family, timing of any benefits related to restructuring activities, technological developments and changes in the competitive environment in which the Company operates, attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, as well as those set forth in the MD&A included in this 10Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1	Summary of Compensation Arrangements for Executive Officers
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2005	POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ PAUL E. ROSS
Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)