Form 10-Q
period 2005-06-30
POWER ONE INC
filed 2005-08-11
CIK 1042825

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of August 8, 2005, 85,426,125 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET SALES	$63,388	$72,514	$130,135	$141,166
COST OF GOODS SOLD	47,512	44,084	98,088	88,007
GROSS PROFIT	15,876	28,430	32,047	53,159
EXPENSES:
Selling, general and administrative	15,184	16,871	31,018	33,245
Engineering and quality assurance	10,062	10,223	20,692	20,726
Amortization of intangible assets	970	975	1,949	1,949
Restructuring costs	3,790	831	11,160	831
Asset impairment	931	738	8,018	738
Total expenses	30,937	29,638	72,837	57,489
LOSS FROM OPERATIONS	(15,061)	(1,208)	(40,790)	(4,330)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	543	378	1,299	754
Interest expense	(65)	(146)	(98)	(374)
Other income (expense), net	377	(1,905)	(2,097)	(974)
Total interest and other income (expense), net	855	(1,673)	(896)	(594)
LOSS BEFORE INCOME TAX	(14,206)	(2,881)	(41,686)	(4,924)
PROVISION FOR INCOME TAXES	592	1,028	1,524	1,807
NET LOSS	$(14,798)	$(3,909)	$(43,210)	$(6,731)
BASIC & DILUTED LOSS PER SHARE	$(0.17)	$(0.05)	$(0.51)	$(0.08)
BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	84,677	83,667	84,575	83,550

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,285	$35,504
Available for sale investments	5,682	7,516
Investments held to maturity	13,031	9,405
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,995 at June 30, 2005; $4,836 at December 31, 2004	52,683	56,397
Other	6,150	4,837
Inventories	45,657	54,311
Prepaid expenses and other current assets	2,880	4,121
Property and equipment, held for sale	5,097	—
Total current assets	159,465	172,091
INVESTMENTS HELD TO MATURITY	30,988	34,788
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $54,823 at June 30, 2005; $59,233 at December 31, 2004.	40,566	57,707
GOODWILL, net	32,125	33,425
OTHER INTANGIBLE ASSETS, net	22,608	24,657
OTHER ASSETS	2,293	4,385
TOTAL	$288,045	$327,053
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,948	$29,613
Restructuring reserve	9,005	2,288
Deferred income taxes	1,317	1,497
Other accrued expenses	24,299	21,986
Total current liabilities	65,569	55,384
DEFERRED INCOME TAXES	415	633
OTHER LIABILITIES	712	999
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 85,192 and 84,352 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	85	84
Additional paid-in-capital	606,644	602,737
Treasury stock, at cost; 300 and 100 treasury shares at June 30, 2005 and December 31, 2004, respectively	(1,667)	—
Deferred compensation	—	(44)
Accumulated other comprehensive income	24,285	32,048
Accumulated deficit	(407,998)	(364,788)
Total stockholders’ equity	221,349	270,037
TOTAL	$288,045	$327,053

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,210)	$(6,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,964	8,171
Asset impairment(a)	8,018	738
Investment write-off(b)	2,496	1,118
Stock compensation	372	784
Tax obligations associated with stock compensation plans	(133)	—
Exchange (gain) loss	(1,496)	226
Deferred income taxes	(140)	(297)
Net (gain) loss on disposal of property and equipment	38	(237)
Changes in operating assets and liabilities:
Accounts receivable, net	(344)	2,565
Inventories	6,928	(752)
Prepaid expenses and other current assets	1,155	(932)
Accounts payable	2,161	(5,073)
Accrued expenses	3,309	2,598
Restructuring reserve	6,756	(2,176)
Other liabilities	(217)	(105)
Net cash used in operating activities	(6,343)	(103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(167)	—
Purchases of held to maturity investments	(3,226)	—
Proceeds from available-for-sale investments	2,001	—
Proceeds from held to maturity investments	3,400	—
Acquisition of property & equipment	(3,833)	(3,795)
Proceeds from sale of property and equipment	96	1,849
Other assets	(78)	(271)
Net cash used in investing activities	(1,807)	(2,217)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(9,054)
Issuance of common stock	3,713	1,325
Payments to acquire treasury stock	(1,667)	—
Net cash provided by (used in) provided by financing activities	2,046	(7,729)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,115)	143
DECREASE IN CASH AND CASH EQUIVALENTS	(7,219)	(9,906)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,504	99,507
CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,285	$89,601
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$4	$232
Income taxes	$248	$235

(a)              The asset impairment charges of $8.0 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively, related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

(b)             The $2.5 investment write-off for the six months ended June 30, 2005 related to the write-off of foreign investments and was recorded as other expense.

The $1.1 million investment write-off for the six months ended June 30, 2004 related to a $1.3 million investment in a privately-held technology company that was written down to a fair value of $0.2 million and was recorded as other expense.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET LOSS	$(14,798)	$(3,909)	$(43,210)	$(6,731)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on investments	(425)		(113)
Foreign currency translation adjustment	(3,581)	1,732	(7,650)	391
COMPREHENSIVE LOSS	$(18,804)	$(2,177)	$(50,973)	$(6,340)

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and six-month periods ended July 3, 2005 and June 27, 2004 as June 30, 2005 and 2004, respectively. The three-month periods ended June 30, 2005 and 2004 and the six-month periods ended June 30, 2005 and 2004 were 13 week and 26 week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

Stock Compensation—The Company currently uses the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options granted to employees. Accordingly, the Company does not recognize compensation expense in the Consolidated Statements of Operations that have been made at fair market value for stock option grants to employees.

SFAS 123, “Accounting for Stock-Based Compensation,” encourages the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the “disclosure only” alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below (in millions, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(14.8)	$(3.9)	$(43.2)	$(6.7)
Add: Stock-based employee compensation expense included in reported net loss	0.2	0.4	0.4	0.8
Deduct: Total stock-based employee compensation expense determined under fair value based method	(0.4)	(4.2)	(18.8)	(9.5)
Pro forma net loss	$(15.0)	$(7.7)	$(61.6)	$(15.4)
Loss per share:
Basic and Diluted—as reported	$(0.17)	$(0.05)	$(0.51)	$(0.08)
Basic and Diluted—pro forma	$(0.18)	$(0.09)	$(0.73)	$(0.18)

The pro forma amounts for the three- and six-month periods ended June 30, 2005 and 2004 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	4.2%	4.0%	3.9%
Volatility	55%	46%	48%	52%
Option life, years	4.8	5.9	5.3	5.9
Dividends	—	—	—	—
Fair value of options granted, millions	$0.1	$1.5	$0.2	$5.0

On February 23, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options have an exercise price greater than $5.00. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are the Company’s Amended and Restated Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of Statement of SFAS 123 (revised 2004), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of the Company’s first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, the Company has elected to recognize an immaterial amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. The Company believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

Treasury stock—Effective during the second quarter of 2005, the Company repurchased shares of its common stock as treasury stock with the intent to hold repurchased shares in treasury for general corporate purposes. The Company accounts for treasury shares using the cost method and includes treasury stock as a component of stockholders’ equity.

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

NOTE 3—INVESTMENTS

At June 30, 2005, the Company had investments in certain debt securities that have been classified as held-to-maturity securities and certain equity securities that have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). Held-to-maturity investments are recorded on the balance sheet at cost. Available-for-sale investments are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method. During the quarter ended June 30, 2005, the Company received $2.0 million from the sale of an investment classified as an available-for-sale security and realized an immaterial gain on the transaction.

The following tables summarize the Company’s investments (in millions):

	June 30, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$38.8	$(0.2)	$38.6
Other fixed income investments	10.9	—	10.9
	$49.7	$(0.2)	$49.5

	December 31, 2004
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$39.2	$—	$39.2
Municipal notes and bonds	2.0	—	2.0
Other fixed income investments	10.5	0.2	10.7
	$51.7	$0.2	$51.9

	June 30, 2005	December 31, 2004
Reported as:
Available-for-sale securities	$5.7	$7.5
Investments held to maturity, short-term	13.0	9.4
Investments held to maturity	31.0	34.8
Total	$49.7	$51.7

The fair value of the Company’s held-to-maturity securities at June 30, 2005, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$13.0	$12.9
Due in 1-2 years	7.0	6.9
Due in 2-5 years	24.0	24.0
	$44.0	$43.8

The Company also has investments in privately-held enterprises which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, accounted for as available-for-sale. These investments are included in other assets on the balance sheet.

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials	$24.8	$29.8
Subassemblies-in-process	4.1	6.1
Finished goods	16.8	18.4
	$45.7	$54.3

During the three- and six-month periods ended June 30, 2005, the Company wrote off $1.9 million and $5.9 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold. The inventory write-down was primarily attributed to locations subject to the Company’s restructuring plan.

NOTE 5—LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic and Diluted loss per share:
Net loss	$(14.8)	$(3.9)	$(43.2)	$(6.7)
Basic and Diluted weighted average shares outstanding	84.7	83.7	84.6	83.6
Basic and Diluted loss per share	$(0.17)	$(0.05)	$(0.51)	$(0.08)

The dilutive effect of stock options outstanding at June 30, 2005 and 2004 was not included in the calculation of diluted loss per share for the three- and six-month periods ended June 30, 2005 and 2004 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 0.9 million and 3.0 million for the three-month periods ended June 30, 2005 and 2004, respectively, and 1.2 million and 3.3 million for the six-month periods ended June 30, 2005 and 2004, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	June 30, 2005			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$37.5	$5.4	$32.1
Trade name	16.6	5.2	11.4
Subtotal	54.1	10.6	43.5
Amortizable intangibles
Product technology	24.9	18.4	6.5	9
Other	10.6	5.9	4.7	15
Subtotal	35.5	24.3	11.2
Total	$89.6	$34.9	$54.7

	December 31, 2004			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$39.1	$5.7	$33.4
Trade name	16.6	5.2	11.4
Subtotal	55.7	10.9	44.8
Amortizable intangibles
Product technology	25.4	17.3	8.1	9
Other	10.7	5.5	5.2	15
Subtotal	36.1	22.8	13.3
Total	$91.8	$33.7	$58.1

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows (in millions):

Beginning balance	$33.4
Changes due to foreign currency fluctuations	(1.3)
Ending balance	$32.1

Estimated remaining amortization expense for 2005 through 2009 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2005 (six months)	$1.8
2006	3.1
2007	2.9
2008	1.2
2009	0.5
Total	$9.5

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

The Company maintains credit facilities with various banks in Europe, Asia, and Australia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2005, the Company had no outstanding balance on any credit facility and the Company was in compliance with all of its debt covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	June 30, 2005	December 31, 2004
Accrued income taxes	$5.6	$5.1
Accrued payroll and related expenses	4.7	5.3
Accrued warranties	3.0	3.4
Accrued sales discounts	1.8	1.9
Accrued bonus	2.7	2.1
Other accrued expenses	6.5	4.2
	$24.3	$22.0

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

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

During the first six months of 2005, the Company announced a restructuring plan which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.”

The Company recorded pre-tax charges of $11.2 million for restructuring costs and $8.0 million in asset impairment costs during the six months ended June 30, 2005 and pre-tax charges of $3.8 million for restructuring costs and $0.9 million in impairment costs during the quarter ended June 30, 2005 related to the restructuring of its worldwide operations.

Restructuring Costs

The restructuring charge is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Worldwide workforce reduction	$2.1	$0.7	$4.4	$0.7
Facilities closure	1.7	0.1	6.5	0.1
Other costs	—	—	0.3	—
	$3.8	$0.8	$11.2	$0.8

The restructuring charge of $3.8 million and $11.2 million for the three and six months ended June 30, 2005, respectively, included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 250 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The Company expects to pay the severance and related components of the restructuring reserve during 2005. The facilities closure charge includes a lease termination fee of $1.0 million which the Company expects to pay out during the second half of 2005. The facilities closure charge also contains continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2011. All restructuring charges are expected to be settled with cash. During the quarter and six months ended June 30, 2004, the Company recorded $0.8 million of restructuring charges primarily related to a workforce reduction at our European locations.

A summary of the restructuring costs and reserve activity during the six months ended June 30, 2005 are as follows:

	Restructuring Liabilities at December 31, 2004	Restructuring Charges	Cash Paid	Restructuring Liabilities at June 30, 2005
Worldwide workforce reduction	$—	$4.4	$3.0	$1.4
Facilities closure	1.9	6.5	0.9	7.5
Other costs	0.4	0.3	0.6	0.1
Total Restructuring Costs	$2.3	$11.2	$4.5	$9.0

Asset Impairment Charges

During the three-and six-month periods ended June 30, 2005, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $0.9 million and $8.0 million for these assets for the three- and six-month periods ended June 30, 2005, respectively. These assets consisted of an owned building in Norway that is held for sale and which was written down to fair market value; leasehold improvements for leased facilities whose operations are being closed; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges include cash components. During the quarter and six months ended June 30, 2004, the Company recorded $0.7 million in asset impairment charges related to manufacturing equipment at one of its European locations where the Company determined that the carrying values would not be recovered from the future cash flows of the continuing operations at this facility.

During the first quarter of 2005, the Company determined two investments in foreign enterprises, recorded in other assets on the balance sheet were impaired. The impairment charge of $2.5 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow. During the quarter and six months ended June 30, 2004, the Company recorded a $1.1 million investment write-off related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million. The impairment charge of $1.1 million was recorded in other expense.

NOTE 11—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2005 and 2004 is presented below, in millions:

	Six Months Ended June 30,
	2005	2004
Balance, beginning of period	$3.4	$3.3
Charges and costs accrued	0.8	0.5
Adjustments related to pre-existing warranties (including changes in estimates)	(0.1)	—
Less repair costs incurred	(1.0)	(0.4)
Changes due to foreign currency	(0.1)	—
Balance, end of period	$3.0	$3.4

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies and converters. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries. Our board-mounted DC/DC products, which include products developed by di/dt, provide precise levels of DC power to sensitive electronic equipment such as switches, routers and other communications equipment. Our DC power systems are sold to telecommunications and Internet service providers worldwide.

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

In February 2005, we announced a restructuring plan in which most of the operations of both ES and di/dt would be absorbed into the infrastructure of the CAPS division, effectively eliminating the division structure. The most significant component of this plan involves the elimination of most ES operations in Norway and their integration into our other existing locations. In addition to the integration of ES and di/dt into the CAPS division, we have implemented cost reductions in other areas of the Company. We expect to see a portion of the $30 million in targeted annual cost savings increasingly each quarter during the year with full savings realized by the fourth quarter of 2005. We incurred $19.2 million of restructuring and asset impairment charges during the first six months of 2005, of which approximately $8 million were non-cash in nature and primarily related to asset impairment charges for long-lived assets. The balance of the charges related to severance and continuing lease obligations for closed facilities, the longest of which continues into 2011.

All products are sold under the Power-One brand name by our sales force. We have two product lines, referred to as “embedded products” and “power systems.”

The SPS group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One™ digital power management architecture and our new Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products. We have continued to strengthen our Z-One Alliance by announcing the addition of Atmel to the partnership during the third quarter of 2005, and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture. In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We have spent and anticipate spending significant capital on R&D related to this developing area of power management technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products.

In May 2005, the Board of Directors authorized the purchase of up to $20 million in shares of the Company’s common stock. This authorization expires on December 31, 2006. During the quarter ended June 30, 2005, the Company repurchased 0.3 million shares of its common stock for approximately $1.7 million. Treasury stock is accounted for using the cost method and is included as a reduction of stockholders’ equity.

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

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which is effective August 13, 2005 and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by or subject to our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

•  For RoHS

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

•   We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2006 for which there is reduced demand and that we may need to write down.

•  For WEEE

•   We are determined by applicable national regulatory agencies which implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

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

We offer our distributors a standard agreement which includes payment terms, description of their right to return or exchange product, and price discounts. In general, payment is due within 30 days of our shipment of the product to the distributor. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges and returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

On February 23, 2005, the Board of Directors authorized accelerating the vesting of all of our outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options have an exercise price greater than $5.00. The closing price of our common stock on the Nasdaq National Market Quotation System to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are our Amended and Restated Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of Statement of SFAS 123 (revised 2004), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of our first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, we elected to recognize an immaterial amount of compensation expense in the quarter ended March 31, 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. We believe that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

Results of Operations

Net Sales.   Net sales decreased $11.1 million, or 8%, to $130.1 million for the six months ended June 30, 2005 from $141.2 million for the six months ended June 30, 2004. Net sales decreased $9.1 million, or 13%, to $63.4 million for the quarter ended June 30, 2005 from $72.5 million for the quarter ended June 30, 2004. The decrease in sales for the six months ended June 30, 2005 was attributable to volume reductions in sales of embedded products due to softness across all market segments, partly offset by volume increases in the sales of power systems which occurred during the first quarter of 2005.

Net sales for our two product lines are as follow, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Embedded products	$44.3	70%	$52.7	73%	$89.6	69%	$104.1	74%
Power systems	19.1	30%	19.8	27%	40.5	31%	37.1	26%
Total	$63.4	100%	$72.5	100%	$130.1	100%	$141.2	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
OEMs	$42.4	67%	$50.3	69%	$86.8	67%	$99.9	71%
Distributors	15.7	25%	16.5	23%	30.4	23%	30.4	21%
Service providers	5.3	8%	5.7	8%	12.9	10%	10.9	8%
Total	$63.4	100%	$72.5	100%	$130.1	100%	$141.2	100%

Cisco Systems was the only customer to exceed 10% of net sales in the six months ended June 30, 2005 or 2004, with $20.0 million, or 15% of net sales and $22.6 million, or 16% of net sales, respectively. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended June 30, 2005 or 2004, with $9.7 million, or 15% of net sales and $11.5 million, or 16% of net sales, respectively.

Net sales by market were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Communications	64.2%	59.0%	62.3%	59.2%
Industrial	14.8%	15.7%	16.8%	16.0%
ATE/Semiconductor test equipment	3.3%	8.1%	3.3%	7.0%
Transportation	7.0%	7.1%	7.1%	7.4%
Computer and Retail	2.7%	3.7%	2.9%	3.7%
Medical	2.0%	2.4%	2.0%	2.5%
Other	6.0%	4.0%	5.6%	4.2%
Total	100%	100%	100%	100%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	June 30, 2005	March 31, 2005	December 31, 2004
	(in millions)
Combined 180-day backlog	$41.4	$38.8	$38.0
Combined 90-day backlog	$35.7	$34.6	$33.9
Quarterly bookings	$64.7	$67.2	$63.4
Quarterly book-to-bill ratio	1.02	1.01	0.88

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

Gross Profit.   Gross profit for the six months ended June 30, 2005 was $32.0 million compared with a gross profit of $53.2 million for the comparable period in 2004. As a percentage of net sales, gross profit decreased to 24.6% for the six months ended June 30, 2005 from a gross profit of 37.7% for the same period in 2004. The decrease in gross margin during the six months ended June 30, 2005 was primarily due to two factors. First, we experienced a $14.5 million decrease in sales of embedded products offset by a $3.4 million increase in our sales of telecom power systems which have lower gross margins than the embedded products. Second, the gross margin was negatively impacted by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe. We recorded $5.9 million in cost of goods sold related to the write off of the excess inventory and other inventory adjustments.

Gross profit for the quarter ended June 30, 2005 was $15.9 million compared with a gross profit of $28.4 million in the comparable period in 2004. As a percentage of net sales, gross profit decreased to 25.0% for the second quarter of 2005 from a gross profit of 39.2% for the same period in 2004. The decrease in gross margin during the quarter ended June 30, 2005 was primarily due to the volume decrease in sales. Gross margin was also negatively impacted by the $1.9 million write-off of excess inventory and other inventory adjustments. During the second quarter of 2005, our gross margin was favorably impacted by $0.6 million, or approximately one percentage point, from the sale of inventory previously written down as excess inventory.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $2.2 million, or 7%, to $31.0 million for the six months ended June 30, 2005 from $33.2 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense was 24% for both six-month periods ended June 30, 2005 and 2004. Selling, general and administrative expense decreased $1.7 million, or 10%, to $15.2 million for the quarter ended June 30, 2005 from $16.9 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense was 24% for the quarter ended June 30, 2005 compared to 23% for the same period in 2004.

Selling expense decreased $2.0 million, or 14%, to $12.8 million for the six months ended June 30, 2005 from $14.8 million for the same period in 2004. Selling expense decreased $1.8 million, or 24%, to $5.8 million for the quarter ended June 30, 2005 from $7.6 million for the same period in 2004. The decrease in selling expenses was due to the decrease in revenue during 2005 and to personnel reductions as a result of the restructuring plan announced and implemented during the first six months of 2005.

Administrative expense decreased $0.2 million, or 1%, to $18.2 million for the six months ended June 30, 2005 from $18.4 million for the same period in 2004. Administrative expense increased $0.1 million, or 2%, to $9.4 million for the quarter ended June 30, 2005 from $9.3 million for the same period in 2004. Included in the three- and six-month periods ended June 30, 2005 was approximately $0.4 million of bad debt expense. The remaining decrease in administrative expense for the three- and six-month periods ended June 30, 2005 related to personnel reductions as a result of the 2005 restructuring plan.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense was $20.7 million for both six-month periods ended June 30, 2005 and 2004. As a percentage of net sales, engineering and quality assurance expense increased to 16% for the six months ended June 30, 2005 from 15% for the same period in 2004. Engineering and quality assurance expense decreased $0.1 million, or 2%, to $10.1 million for the quarter ended June 30, 2005 from $10.2 million for the same period in 2004.

As a percentage of net sales, engineering and quality assurance expense increased to 16% for the quarter ended June 30, 2005 from 14% for the same period in 2004.

Amortization of Intangible Assets.   Amortization of intangible assets was $1.9 million for both six-month periods ended 2005 and 2004, and $1.0 million for both quarters ended June 30, 2005 and 2004.

Restructuring and Asset Impairment Charges during the Six Months Ended June 30, 2005.   During the six months ended June 30, 2005, we recorded pre-tax restructuring charges of $11.2 million in accordance with SFAS 146, of which $4.4 million related to severance payments for a reduction in headcount and $6.5 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecom power systems business, as well as consolidate our domestic facilities. We anticipate that we will save approximately $30 million annually as a result of the restructuring initiatives announced once fully implemented during the second half of 2005.

As a result of the restructuring, we recorded $8.0 million in asset impairment charges, in accordance with SFAS 144, for our building in Norway, leasehold improvements for leased facilities whose operations are being closed, and for other long-lived assets that will no longer be used.

Restructuring and Asset Impairment Charges during the Quarters Ended June 30, 2005 and 2004.   During the quarter ended June 30, 2005, we recorded pre-tax restructuring charges of $3.8 million in accordance with SFAS 146, of which $2.1 million related to severance payments for a reduction in headcount and $1.7 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization domestically as well as to realign and consolidate our telecom power systems business worldwide. During the quarter ended June 30, 2004, we recorded pre-tax restructuring charges of $0.8 million, of which $0.7 million related to severance payments for a reduction in headcount and $0.1 million related to consolidation of excess facilities in accordance with SFAS 146. The charges were primarily a result of the restructuring of our European operations.

As a result of the 2005 restructuring, during the quarter ended June 30, 2005 we recorded $0.9 million in asset impairment charges, in accordance with SFAS 144, related to leasehold improvements for leased facilities whose operations are being closed, and for other long-lived assets that will no longer be used. As a result of the restructuring during the second quarter ended June 30, 2004, we recorded $0.7 million in asset impairment charges primarily related to long-lived assets at one of our European facilities.

Loss from Operations.   As a result of the items above, loss from operations was $40.8 million for the six months ended June 30, 2005 compared with an operating loss of $4.3 million for the same period in 2004. Loss from operations was $15.1 million for the quarter ended June 30, 2005 compared with loss from operations of $1.2 million for the comparable period in 2004.

Interest Income (Expense), Net.   Net interest income was $1.2 million for the six months ended June 30, 2005, an increase of $0.8 million over net interest income of $0.4 million for the same period in 2004. Net interest income was $0.5 million for the quarter ended June 30, 2005, an increase of $0.3 million, over net interest income of $0.2 million for the same period in 2004. The increase in net interest income between periods is attributable to the decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004, combined with additional interest income resulting from our cash management program implemented during the second half of 2004. We have purchased available-for-sale and held to maturity investments in an effort to earn a higher rate of return on our cash.

Other Income (Expense), Net.   Net other expense was $2.1 million for the six months ended June 30, 2005, compared with net other expense of $1.0 million for the same period in 2004. Other expense of $2.1 million recorded during the first six months of 2005 related to the impairment of a foreign investment which resulted from a forecast reduction for the enterprise and the related cash flow. In addition, we recorded $0.4 million related to an impairment of another foreign investment. Included in other expense for the six months ended June 30, 2004 was a write-down of $1.1 million related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million. The remaining change in other income and expense between periods is primarily attributable to foreign currency fluctuations. Our primary foreign currencies are the Norwegian Kroner, the Swiss Franc, the British Pound and the Euro.

Net other income was $0.4 million for the quarter ended June 30, 2005 compared with net other expense of $1.9 million for the same period in 2004. $1.6 million of the change between quarters related to foreign currency fluctuations. Included in other expense for the quarter ended June 30, 2004 was a write-down of $1.1 million related to an investment in a privately-held technology company.

Provision (Benefit) for Income Taxes.   The provision for income taxes was $1.5 million for the six months ended June 30, 2005 compared with $1.8 million recorded in the same period in 2004. The provision for income taxes was $0.6 million for the quarter ended June 30, 2005 compared with $1.0 million recorded in the same period in 2004. The income tax provision was primarily generated by our profitable European locations.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $7.2 million, or 20%, to $28.3 million at June 30, 2005 from $35.5 million at December 31, 2004. Our primary uses of cash in the first six months of 2005 consisted of $6.3 million for operating activities, $3.8 million for the acquisition of property and equipment, and $1.7 million for the repurchase of 300,000 shares of our own common stock to be held as treasury stock. Our primary source of cash in the first six months of 2005 consisted of $3.7 million from the issuance of common stock primarily related to stock option exercises, and $1.8 million related to the net proceeds from available for sale investments.

Cash used in operating activities of $6.3 million included a decrease in inventory of $6.9 million, of which $5.9 million related to the write off of excess inventory and other inventory adjustments, and an increase of $2.2 million and $3.3 million in accounts payable and accrued expenses, respectively. In addition, cash used in operating activities also included approximately $4.5 million of cash payments relating to the Company’s restructuring programs.

In February 2004, we elected to repay the long term debt of $9.1 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand.

In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 30, 2005, we had no outstanding balance on any credit facility.

We currently anticipate that our total capital expenditures for 2005 will be in the range of $6 to $8 million, of which $3.8 million was incurred during the first six months of 2005. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Purchase Commitments.   We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices and liabilities related to not fulfilling purchase commitments have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

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

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2005 (six months)	$3.8	$3.7	$7.5
2006	4.0	—	4.0
2007	2.8	—	2.8
2008	2.0	—	2.0
2009	1.8	—	1.8
2010 and thereafter	4.0	—	4.0
Total	$18.4	$3.7	$22.1

Included in the 2005 operating lease payments is $1.0 million for lease termination fees recorded in connection with the restructuring of our domestic operations.

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

Debt.   At June 30, 2005, we have no outstanding balance on any credit facility, and therefore the interest rate volatility would not have a material impact on our liquidity.

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 2005, we had not entered into any significant foreign exchange contracts.

Item 4—Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of June 30, 2005, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “expect,” “anticipate,” “should,” “believe,” “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, product line sales volumes, acquisitions, the cyclical nature of the Company’s business, current and future government and regulatory policies, to specifically include environmentally directed requirements, the level and extent of market acceptance of our new product family, timing of any benefits related to restructuring activities, technological developments and changes in the competitive environment in which the Company operates, attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, as well as those set forth in the MD&A included in this 10Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following is a table summarizing the issuer’s purchases of its own equity securities during the three months ended June 30, 2005:

			Total Number
			of Shares
	Total		Purchased as Part
	Number of	Average	of Publicly
	Shares	Price Paid	Announced Plans
Period	Purchased	Per Share	or Programs
June 1 – June 30	300,000	$5.54	300,000
Total	300,000	$5.54	300,000

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions. At June 30, 2005, $18.3 million remains available for purchase in accordance with this authorization. This authorization expires on December 31, 2006.

Item 4—Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 3, 2005. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year; amend Power-One, Inc.’s Restated Certificate of Incorporation to eliminate director classes so that all directors are elected annually; and ratify Deloitte & Touche LLP as the Independent Auditors for the Company.

Proxies representing 79,288,343 shares of common stock eligible to vote at the meeting, or 93.7 percent of the 84,635,389 outstanding shares, were voted.

The 7 incumbent directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Kendall R. Bishop	76,511,528	2,776,815
Dr. Hanspeter Brandli	76,810,980	2,447,363
Gayle J. Delly	78,319,392	968,951
Steven Goldman	77,998,394	1,289,949
Jon E. M. Jacoby	73,405,987	5,883,956
Mark Melliar-Smith	78,542,783	745,560
Jay Walters	78,323,916	964,427

Power-One, Inc.’s. amendment of its 2005 Restated Certificate of Incorporation to eliminate director classes was approved by 98.6 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
78,191,836	963,862	132,646	1,599

The ratification of the Appointment of Deloitte & Touche as the independent auditors of Power-One Inc., was approved by 98.5 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
78,125,867	1,053,043	109,434	1,599

Item 6—Exhibits

10.1	Summary of Compensation Arrangements for Executive Officers
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2005		POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)