Form 10-Q
period 2005-09-30
POWER ONE INC
filed 2005-11-14
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-29454

POWER-ONE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0420182
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
740 CALLE PLANO, CAMARILLO, CA	93012
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code (805) 987-8741

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is considered an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2005, 85,197,172 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$67,160	$67,241	$197,295	$208,407
COST OF GOODS SOLD	44,374	42,787	142,462	130,794
GROSS PROFIT	22,786	24,454	54,833	77,613
EXPENSES:
Selling, general and administrative	13,686	16,411	44,704	49,656
Engineering and quality assurance	8,299	10,308	28,991	31,034
Amortization of intangible assets	966	978	2,915	2,927
Restructuring costs	(202)	—	10,958	831
Asset impairment	—	1,253	8,018	1,991
Total expenses	22,749	28,950	95,586	86,439
INCOME (LOSS) FROM OPERATIONS	37	(4,496)	(40,753)	(8,826)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	529	534	1,828	1,288
Interest expense	(44)	(149)	(142)	(523)
Other income (expense), net	1,162	369	(935)	(605)
Total interest and other income (expense), net	1,647	754	751	160
INCOME (LOSS) BEFORE INCOME TAX	1,684	(3,742)	(40,002)	(8,666)
PROVISION FOR INCOME TAXES	155	1,631	1,679	3,438
NET INCOME (LOSS)	$1,529	$(5,373)	$(41,681)	$(12,104)
BASIC EARNINGS (LOSS) PER SHARE	$0.02	$(0.06)	$(0.49)	$(0.14)
DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$(0.06)	$(0.49)	$(0.14)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	85,380	83,868	84,844	83,656
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,071	83,868	84,844	83,656

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,693	$35,504
Available for sale investments	5,724	7,516
Investments held to maturity	11,014	9,405
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,900 at September 30, 2005; $4,836 at December 31, 2004	58,197	56,397
Other	3,937	4,837
Inventories	42,725	54,311
Prepaid expenses and other current assets	3,582	4,121
Property and equipment, held for sale	3,387	—
Total current assets	162,259	172,091
INVESTMENTS HELD TO MATURITY	30,051	34,788
PROPERTY & EQUIPMENT, net of accumulated depreciation and amortization: $55,018 at September 30, 2005; $59,233 at December 31, 2004	39,147	57,707
GOODWILL, net	32,067	33,425
OTHER INTANGIBLE ASSETS, net	21,638	24,657
OTHER ASSETS	2,058	4,385
TOTAL	$287,220	$327,053
LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,290	$29,613
Restructuring reserve	5,815	2,288
Deferred income taxes	1,465	1,497
Other accrued expenses	23,586	21,986
Total current liabilities	63,156	55,384
DEFERRED INCOME TAXES	412	633
OTHER LIABILITIES	539	999
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 85,758 and 84,352 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	86	84
Additional paid-in-capital	608,595	602,737
Treasury stock, at cost; 472 and 100 treasury shares at September 30, 2005 and December 31, 2004, respectively	(2,517)	—
Deferred compensation	—	(44)
Accumulated other comprehensive income	23,418	32,048
Accumulated deficit	(406,469)	(364,788)
Total stockholders’ equity	223,113	270,037
TOTAL	$287,220	$327,053

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,681)	$(12,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,473	12,228
Asset impairment(a)	8,018	1,991
Investment write-off(b)	2,496	1,118
Stock compensation	740	1,274
Tax obligations associated with stock compensation plans	(133)	—
Exchange gain	(985)	(75)
Deferred income taxes	56	(186)
Net (gain) loss on disposal of property and equipment	27	(199)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,488)	8,161
Inventories	9,844	(5,646)
Prepaid expenses and other current assets	424	717
Accounts payable	3,610	(7,688)
Restructuring reserve	3,295	(2,977)
Accrued expenses	2,847	2,695
Other liabilities	(395)	164
Net cash used in operating activities	(3,852)	(527)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(209)	—
Purchases of held to maturity investments	(3,851)	(51,991)
Proceeds from available-for-sale investments	2,001	—
Proceeds from held to maturity investments	7,001	—
Acquisition of property & equipment	(5,039)	(6,200)
Proceeds from sale of property and equipment	1,491	1,873
Other assets	5	(278)
Net cash provided by (used in) investing activities	1,399	(56,596)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank credit facilities	—	(792)
Repayments of long-term debt	—	(9,054)
Issuance of common stock	5,297	1,751
Payments to acquire treasury stock	(2,517)	—
Net cash provided by (used in) financing activities	2,780	(8,095)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,138)	225
DECREASE IN CASH AND CASH EQUIVALENTS	(1,811)	(64,993)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,504	99,507
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,693	$34,514
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$4	$237
Income taxes	$357	$266

(a)              The asset impairment charges of $8.0 million and $2.0 million for the nine months ended September 30, 2005 and 2004, respectively, related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

(b)             The $2.5 million  investment write-off for the nine months ended September 30, 2005 related to the write-off of foreign investments and was recorded as other expense.

The $1.1 million investment write-off for the nine months ended September 30, 2004 related to a $1.3 million investment in a privately-held technology company that was written down to a fair value of $0.2 million and was recorded as other expense.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET INCOME (LOSS)	$1,529	$(5,373)	$(41,681)	$(12,104)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on investments	(154)	(242)	(267)	(242)
Foreign currency translation adjustment	(713)	(382)	(8,363)	9
COMPREHENSIVE INCOME (LOSS)	$662	$(5,997)	$(50,311)	$(12,337)

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine-month periods ended October 2, 2005 and September 26, 2004 as September 30, 2005 and 2004, respectively. The three-month periods ended September 30, 2005 and 2004 and the nine-month periods ended September 30, 2005 and 2004 were 13 week and 39 week periods, respectively.

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

SFAS 123, “Accounting for Stock-Based Compensation,” encourages the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting. The Company has elected the “disclosure only” alternative and has disclosed the pro forma net income (loss) per share amounts using the fair value method. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below (in millions, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1.5	$(5.4)	$(41.7)	$(12.1)
Add: Stock-based employee compensation expense included in reported net income (loss)	0.4	0.5	0.7	1.3
Deduct: Total stock-based employee compensation expense determined under fair value based method	(0.6)	(3.5)	(19.4)	(13.0)
Pro forma net income (loss)	$1.3	$(8.4)	$(60.4)	$(23.8)
Income (loss) per share:
Basic net income (loss) per share—as reported	$0.02	$(0.06)	$(0.49)	$(0.14)
Diluted net income (loss) per share—as reported	$0.02	$(0.06)	$(0.49)	$(0.14)
Basic net income (loss) per share—pro forma	$0.02	$(0.10)	$(0.71)	$(0.28)
Diluted net income (loss) per share—pro forma	$0.01	$(0.10)	$(0.71)	$(0.28)

The pro forma amounts for the three- and nine-month periods ended September 30, 2005 and 2004 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.1%	4.0%	4.1%	3.9%
Volatility	47%	50%	48%	51%
Option life, years	4.7	5.9	4.7	5.9
Dividends	—	—	—	—
Fair value of options granted, millions	$—	$17.8	$0.2	$22.7

On February 23, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options have an exercise price greater than $5.00. The closing price of the Company’s common stock on the Nasdaq National Market Quotation System used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are the Company’s Amended and Restated 1996 Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of SFAS 123 (revised 2004), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of the Company’s first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, the Company has elected to recognize an immaterial amount of compensation expense in the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. The Company believes that it will thereafter not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

Treasury stock—Effective during the second quarter of 2005, the Company repurchased shares of its common stock as treasury stock with the intent to retire repurchased shares. The Company accounts for treasury shares using the cost method and includes treasury stock as a component of stockholders’ equity.

Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires fair value recognition of stock option grants on the income statement as an expense and is effective for the Company as of the first quarter of 2006. This pronouncement may have a material impact on the Company’s operating results. Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. Changes in the Company’s estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact operating results.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes the adoption of the provisions of SFAS 154 will not have a material impact on its financial position, results of operation or cash flows.

NOTE 3—INVESTMENTS

At September 30, 2005, the Company had investments in certain debt securities that have been classified as held-to-maturity securities and certain other securities that have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). Held-to-maturity investments are recorded on the balance sheet at cost. Available-for-sale investments are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	September 30, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$35.6	$(0.5)	$35.1
Other fixed income investments	11.2	—	11.2
	$46.8	$(0.5)	$46.3

	December 31, 2004
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$39.2	$—	$39.2
Municipal notes and bonds	2.0	—	2.0
Other fixed income investments	10.5	0.2	10.7
	$51.7	$0.2	$51.9

	September 30, 2005	December 31, 2004
Reported as:
Available-for-sale securities	$5.7	$7.5
Investments held to maturity, short-term	11.0	9.4
Investments held to maturity	30.1	34.8
Total	$46.8	$51.7

The fair value of the Company’s held-to-maturity securities at September 30, 2005, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$11.0	$11.0
Due in 1-2 years	8.0	7.8
Due in 2-5 years	22.1	21.8
	$41.1	$40.6

The Company also has investments in privately-held enterprises which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, accounted for as available-for-sale. These investments are included in other assets on the balance sheet.

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials	$23.8	$29.8
Subassemblies-in-process	5.0	6.1
Finished goods	13.9	18.4
	$42.7	$54.3

During the three-and nine-month periods ended September 30, 2005, the Company wrote off $0.6 million and $6.4 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold. The inventory write-down was primarily attributed to locations subject to the Company’s restructuring plan.

NOTE 5—INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding for the period, while diluted income per share also includes the dilutive effect of common equivalent shares outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and Diluted loss per share:
Net income (loss)	$1.5	$(5.4)	$(41.7)	$(12.1)
Basic weighted average shares outstanding	85.4	83.9	84.8	83.7
Effect of dilutive potential common shares	0.7	—	—	—
Diluted weighted average shares outstanding	86.1	83.9	84.8	83.7
Basic income (loss) per share	$0.02	$(0.06)	$(0.49)	$(0.14)
Diluted income (loss) per share	$0.02	$(0.06)	$(0.49)	$(0.14)

The dilutive effect of stock options outstanding at September 30, 2005 and 2004 was not included in the calculation of diluted loss per share for the three-month period ended September 30, 2004 or for nine-month periods ended September 30, 2005 and 2004 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 2.4 million for the three-month period ended September 30, 2004, and 1.0 million and 2.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	September 30, 2005			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$37.4	$5.3	$32.1
Trade name	16.6	5.2	11.4
Subtotal	54.0	10.5	43.5
Amortizable intangibles
Product technology	24.9	19.2	5.7	9
Other	10.6	6.1	4.5	15
Subtotal	35.5	25.3	10.2
Total	$89.5	$35.8	$53.7

	December 31, 2004			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$39.1	$5.7	$33.4
Trade name	16.6	5.2	11.4
Subtotal	55.7	10.9	44.8
Amortizable intangibles
Product technology	25.4	17.3	8.1	9
Other	10.7	5.5	5.2	15
Subtotal	36.1	22.8	13.3
Total	$91.8	$33.7	$58.1

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in millions):

Beginning balance	$33.4
Changes due to foreign currency fluctuations	(1.3)
Ending balance	$32.1

Estimated remaining amortization expense for 2005 through 2009 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2005 (3 months)	$0.8
2006	3.1
2007	2.9
2008	1.2
2009	0.5
Total	$8.5

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2005, the Company had no outstanding balances on any of its credit facilities and the Company was in compliance with all of its debt covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	September 30, 2005	December 31, 2004
Accrued income taxes	$5.5	$5.1
Accrued payroll and related expenses	4.5	5.3
Accrued bonus	4.4	2.1
Accrued warranties	2.3	3.4
Accrued sales discounts	1.7	1.9
Other accrued expenses	5.2	4.2
	$23.6	$22.0

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

The Company filed suit September 30, 2005 against Artesyn Technologies, Inc. for infringement of patents held by the Company. The lawsuit seeks compensatory damages and a permanent injunction to prohibit Artesyn from making, using, selling or offering to sell infringing products. Suit was filed in the U.S. District Court for the Eastern District of Texas. Proceedings are in the earliest stages.

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

During the first nine months of 2005, the Company announced a restructuring plan which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.” The Company recorded net pre-tax charges of $11.0 million for restructuring costs and $8.0 million in asset impairment costs during the nine months ended September 30, 2005 related to the restructuring of its worldwide operations.

Restructuring Costs

The restructuring charge is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Worldwide workforce reduction	$0.1	$—	$4.5	$0.7
Facilities closure	(0.2)	—	6.3	0.1
Other costs	(0.1)	—	0.2	—
	$(0.2)	$—	$11.0	$0.8

The net restructuring charge of $11.0 million for the nine months ended September 30, 2005 included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 250 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The Company expects to pay the severance and related components of the restructuring reserve during the remainder of 2005. The facilities closure charge includes a lease termination fee of $1.0 million which the Company paid out during the quarter ended September 30, 2005. The facilities closure charge also contains continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2011. All restructuring charges are expected to be settled with cash. During the nine months ended September 30, 2004, the Company recorded $0.8 million of restructuring charges primarily related to a workforce reduction at our European locations. No restructuring charges were recorded during the three months ended September 30, 2004.

A summary of the restructuring costs and reserve activity during the nine months ended September 30, 2005 are as follows:

	Restructuring Liabilities at December 31, 2004	Restructuring Charges	Adjustments to Restructuring Charges	Cash Paid	Restructuring Liabilities at September 30, 2005
Worldwide workforce reduction	$—	$4.5	$—	$(4.1)	$0.4
Facilities closure	1.9	6.5	(0.2)	(2.8)	5.4
Other costs	0.4	0.3	(0.1)	(0.6)	—
Total Restructuring Costs	$2.3	$11.3	$(0.3)	$(7.5)	$5.8

Asset Impairment Charges

During the nine-month period ended September 30, 2005, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge $8.0 million for these assets for the nine-month period ended September 30, 2005. These assets consisted of an owned building in Norway that was held for use and which was written down to fair market value; leasehold improvements for leased facilities whose operations are being closed; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges include cash components. No asset impairment charges were recorded during the quarter ended September 30, 2005.

During the quarter and nine months ended September 30, 2004, the Company recorded $1.3 million related to an excess facility. The book value of the excess facility was written down to fair value which the Company determined based on current market activity. In connection with the restructuring of one of its European facilities during the nine months ended September 30, 2004, the company identified manufacturing equipment, which was written down to fair market value resulting in an impairment charge of $0.7 million. The Company determined that the carrying values of these fixed assets would not be recovered from future cash flows of the continuing operations at this European facility. Fair value was determined by using discounted cash flows and market quotes from third party sources.

During the first quarter of 2005, the Company determined two investments in foreign enterprises, recorded in other assets on the balance sheet, were impaired. The impairment charge of $2.5 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow. During the quarter and nine months ended September 30, 2004, the Company recorded a $1.1 million investment write-off related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million. The impairment charge of $1.1 million was recorded in other expense.

NOTE 11—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2005 and 2004 is presented below, in millions:

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of period	$3.4	$3.3
Charges and costs accrued	0.6	1.1
Adjustments related to pre-existing warranties (including changes in estimates)	—	—
Less repair costs incurred	(1.6)	(0.7)
Changes due to foreign currency	(0.1)	—
Balance, end of period	$2.3	$3.7

NOTE 12—SUBSEQUENT EVENTS

On October 10, 2005, the Company sold its excess facility in Norway for cash proceeds of approximately $6.1 million and recorded a gain of approximately $2.5 million on the sale.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies and converters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries. Our board-mounted DC/DC products, provide precise levels of DC power to sensitive electronic components in equipment such as switches, routers and other communications equipment. Our DC power systems are sold to telecommunications and Internet service providers worldwide.

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

In February 2005, we announced a restructuring plan in which most of the operations of both ES and di/dt would be absorbed into the infrastructure of the CAPS division, effectively eliminating the division structure. The most significant component of this plan involved the elimination of most ES operations in Norway and their integration into our other existing locations. In addition to the integration of ES and di/dt into the CAPS division, we have implemented cost reductions in other areas of the Company. We have seen a portion of the $30 million in targeted annual cost savings increasingly each quarter during the year with full savings expected to be realized by the fourth quarter of 2005. We incurred $19.0 million of restructuring and asset impairment charges during the first nine months of 2005, of which approximately $8 million were non-cash in nature and primarily related to asset impairment charges for long-lived assets. The balance of the charges related to severance and continuing lease obligations for closed facilities, the longest of which continues into 2011.

All products are sold under the Power-One brand name by our sales force. We have two product lines, referred to as “embedded products” and “power systems.”

The SPS group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One™ digital power management architecture and our new Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products. We have continued to strengthen our Z-One Alliance by announcing the addition of Atmel to the partnership during the third quarter of 2005, and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture. In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. for infringement of patents held by the Company related to this technology. The lawsuit seeks compensatory damages and a permanent injunction to prohibit Artesyn from making, using, selling or offering to sell infringing products, and is in the earliest stages.

We have spent and anticipate spending significant capital on R&D related to this developing area of power management technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products. There can also be no assurance that costs related to defending our patents and intellectual property will not be material to our results of operations.

In May 2005, the Board of Directors authorized the purchase of up to $20 million in shares of the Company’s common stock with the intent to retire the shares. This authorization expires on December 31, 2006. During the three- and nine- month periods ended September 30, 2005, the Company repurchased 0.2 million and 0.5 million shares, respectively, of its common stock for approximately $1.7 million and $2.5 million respectively. Treasury stock is accounted for using the cost method and is included as a reduction of stockholders’ equity.

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

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which was effective August 13, 2005 and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by or subject to our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

•       For RoHS

•        We may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or may be unable to incorporate it into our manufacturing processes without compromising quality and/or impacting our cost structure;

•        We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales;

•        We may face additional excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2006 for which there is reduced demand and that we may need to write down.

•       For WEEE

•        We may be determined by applicable national regulatory agencies which implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

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

Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires fair value recognition of stock option grants on the income statement as an expense and is effective for us as of the first quarter of 2006. This pronouncement may have a material impact on our operating results. Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. Changes in our estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact our operating results.

On February 23, 2005, the Board of Directors authorized accelerating the vesting of all of our outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options have an exercise price greater than $5.00. The closing price of our common stock on the Nasdaq National Market Quotation System used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of our common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The option plans under which the accelerated grants were issued are our Amended and Restated Stock Incentive Plan, the 2001 Stock Option Plan, and the 2004 Stock Incentive Plan. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the Financial Accounting Standards Board of SFAS 123 (revised 2004), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of our first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, we elected to recognize an immaterial amount of compensation expense in the quarter ended March 31, 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. We believe that it will not be required to recognize any compensation expense in future periods associated with the affected options. However, there can be no assurance that the acceleration of the options may not result in some future compensation expense.

Results of Operations

Net Sales.   Net sales decreased $11.1 million, or 5%, to $197.3 million for the nine months ended September 30, 2005 from $208.4 million for the nine months ended September 30, 2004. Net sales were $67.2 million for both quarters ended September 30, 2005 and 2004. The decrease in sales for the nine months ended September 30, 2005 was attributable to volume reductions in sales of embedded products due to softness across all market segments, partly offset by volume increases in the sales of power systems which occurred during the first and third quarters of 2005. Included in both the quarter and nine months ended September 30, 2005 was approximately $1.4 million of non-recurring engineering revenue.

Net sales for our two product lines are as follow, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Embedded products	$48.9	73%	$50.6	75%	$138.5	70%	$154.7	74%
Power systems	18.3	27%	16.6	25%	58.8	30%	53.7	26%
Total	$67.2	100%	$67.2	100%	$197.3	100%	$208.4	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
OEMs	$42.9	64%	$47.2	70%	$129.6	66%	$147.1	70%
Distributors	19.4	29%	14.9	22%	50.9	26%	45.3	22%
Service providers	4.9	7%	5.1	8%	16.8	8%	16.0	8%
Total	$67.2	100%	$67.2	100%	$197.3	100%	$208.4	100%

Cisco Systems was the only customer to exceed 10% of net sales in the nine months ended September 30, 2005 or 2004, with $29.7 million, or 15% of net sales and $22.6 million, or 11% of net sales, respectively. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended September 30, 2005 or 2004, with $9.8 million, or 15% of net sales and $9.3 million, or 14% of net sales, respectively.

Net sales by market were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Communications	60%	56%	61%	58%
Industrial	17%	16%	17%	16%
Transportation	7%	7%	7%	7%
ATE/Semiconductor test equipment	4%	8%	4%	7%
Computer and Retail	3%	5%	3%	4%
Medical	2%	2%	2%	2%
Other	7%	6%	6%	6%
Total	100%	100%	100%	100%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004
	(in millions)
Combined 180-day backlog	$35.6	$41.4	$38.8	$38.0
Combined 90-day backlog	$34.0	$35.7	$34.6	$33.9
Quarterly bookings	$61.9	$64.7	$67.2	$63.4
Quarterly book-to-bill ratio	0.92	1.02	1.01	0.88

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

Gross Profit.   Gross profit for the nine months ended September 30, 2005 was $54.8 million compared with a gross profit of $77.6 million for the comparable period in 2004. As a percentage of net sales, gross profit decreased to 27.8% for the nine months ended September 30, 2005 from a gross profit of 37.2% for the same period in 2004. The decrease in gross margin during the nine months ended September 30, 2005 was primarily due to two factors. First, we experienced a $16.2 million decrease in sales of embedded products offset by a $5.1 million increase in our sales of telecom power systems which have lower gross margins than the embedded products. Second, the gross margin was negatively impacted by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe. We recorded $6.4 million in cost of goods sold related to the write off of the excess inventory and other inventory adjustments.

Gross profit for the quarter ended September 30, 2005 was $22.8 million compared with a gross profit of $24.5 million in the comparable period in 2004. As a percentage of net sales, gross profit decreased to 33.9% for the third quarter of 2005 from a gross profit of 36.4% for the same period in 2004. The decrease in gross margin during the quarter ended September 30, 2005 was primarily due to the decrease in sales of embedded products, as well as a $0.6 million write-off of excess inventory and other inventory adjustments which were offset by approximately $1.4 million of very high gross margin non-recurring engineering revenue.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $5.0 million, or 10%, to $44.7 million for the nine months ended September 30, 2005 from $49.7 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense decreased to 23% for the nine months ended September 30, 2005 from 24% for the same period in 2004. Selling, general and administrative expense decreased $2.7 million, or 17%, to $13.7 million for the quarter ended September 30, 2005 from $16.4 million for the same period in 2004. As a percentage of net sales, selling, general and administrative expense decreased to 20% for the quarter ended September 30, 2005 from 24% for the quarter ended September 30, 2004.

Selling expense decreased $3.2 million, or 15%, to $18.7 million for the nine months ended September 30, 2005 from $21.9 million for the same period in 2004. Selling expense decreased $1.1 million, or 17%, to $5.9 million for the quarter ended September 30, 2005 from $7.0 million for the same period in 2004. The decrease in selling expenses during the quarter and nine months ended September 30, 2005 was primarily due to the decrease in product revenue during 2005 and to personnel reductions as a result of the restructuring plan implemented during the first nine months of 2005.

General and administrative expense decreased $1.8 million, or 6%, to $26.0 million for the nine months ended September 30, 2005 from $27.8 million for the same period in 2004. General and administrative expense decreased $1.6 million, or 17%, to $7.8 million for the quarter ended September 30, 2005 from $9.4 million for the same period in 2004. The decrease in general and administrative expenses during the quarter and nine months ended September 30, 2005 was primarily related to the restructuring of our North American and European operations during the first nine months of 2005. The decrease in general and administrative expenses was partly offset by increases in bonus expense of $0.8 and $1.2 million for the quarter and nine months ended September 30, 2005, respectively, compared to the comparable periods in 2004.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense decreased by $2.0 million, or 7%, to $29.0 million for the nine months ended September 30, 2005 compared to $31.0 million in the comparable period in 2004. As a percentage of net sales, engineering and quality assurance expense was 15% for both nine-month periods ended September 30, 2005 and 2004. Engineering and quality assurance decreased by $2.0 million, or 19%, to $8.3 million for the quarter ended September 30, 2005 compared to $10.3 million in the comparable period in 2004. As a percentage of net sales, engineering and quality assurance expense decreased to 12% for the quarter ended September 30, 2005 from 15% for the same period in 2004. The decrease in engineering and quality assurance expenses during the quarter and nine months ended September 30, 2005 was primarily related to the restructuring of our North American and European operations during the nine months of 2005.

Amortization of Intangible Assets.   Amortization of intangible assets was $2.9 million for both nine-month periods ended 2005 and 2004, and $1.0 million for both quarters ended September 30, 2005 and 2004.

Restructuring and Asset Impairment Charges during the Nine Months Ended September 30, 2005.   During the nine months ended September 30, 2005, we recorded pre-tax restructuring charges of $11.0 million in accordance with SFAS 146, of which $4.5 million related to severance payments for a reduction in headcount and $6.3 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecom power systems business, as well as consolidate our domestic facilities. We anticipate that overall we will save approximately $30 million annually as a result of the restructuring initiatives implemented.

As a result of the restructuring, during the nine months ended September 30, 2005 we recorded $8.0 million in asset impairment charges, in accordance with SFAS 144, for our building in Norway that was subsequently sold in the fourth quarter of 2005, for leasehold improvements for leased facilities whose operations are being closed, and for other long-lived assets that will no longer be used.

During the nine months ended September 30, 2004, we recorded pre-tax restructuring charges of $0.8 million, of which $0.7 million related to severance payments for a reduction in headcount and $0.1 million related to consolidation of excess facilities, in accordance with SFAS 146. The charges were a result of the restructuring of our European operations.

In accordance with SFAS 144, we recorded asset impairment charges of $2.0 million during the nine- month period ended September 30, 2004. Included in our nine month asset impairment charge was a $0.7 million charge to write down the equipment at one of our European facilities to fair market value. This impairment charge related to the restructuring of our European operations during the second quarter of 2004. The impairment tests indicated that the carrying value of manufacturing equipment at this European facility was not recoverable by the future cash flows from the continuing operations of that location. In addition and in accordance with SFAS 144, we wrote down our excess Mexico facility, which was sold during the third quarter of 2005, to fair value using current market activity resulting in an impairment charge of $1.3 million for the quarter ended September 30, 2004.

Restructuring and Asset Impairment Charges during the Quarters Ended September 30, 2005 and 2004.   During the quarter ended September 30, 2005, we reversed a net $0.2 million of pre-tax restructuring charges in accordance with SFAS 146, as a result of our ability to exit an excess facility earlier than previously anticipated when we implemented our restructuring plan during the first and second quarters of 2005. No restructuring charges were recorded during the quarter ended September 30, 2004.

In accordance with SFAS 144, we wrote down our excess Mexico facility, which was sold during the third quarter of 2005, to fair value using current market activity resulting in an impairment charge of $1.3 million for the quarter ended September 30, 2004. No asset impairment charges were recorded during the quarter ended September 30, 2005.

Income (Loss) from Operations.   As a result of the items above, loss from operations was $40.8 million for the nine months ended September 30, 2005 compared to an operating loss of $8.8 million for the nine months ended September 30, 2004. As a result of the items above, income from operations increased $4.5 million to a marginal operating profit for the quarter ended September 30, 2005 from an operating loss of $4.5 million for the same period in 2004.

Interest Income (Expense), Net.   Net interest income was $1.7 million for the nine months ended September 30, 2005, an improvement of $0.9 million over net interest income of $0.8 million for the same period in 2004. Net interest income was $0.5 million for the quarter ended September 30, 2005, an improvement of $0.1 million over net interest income of $0.4 million for the same period in 2004. The increase in net interest income between periods is largely attributable to changes in our cash management plan as well as to the decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004, offset slightly by the decrease in our cash balance.

Other Income (Expense), Net.   Net other expense was $0.9 million for the nine months ended September 30, 2005, compared with net other expense of $0.6 million for the same period in 2004. Net other expense for the nine-month period ended September 30, 2005 was comprised of $2.5 million related to the impairment of certain foreign investments resulting from a forecast reduction for those enterprises and the related cash flow and offset by a $0.7 million gain related to foreign currency fluctuations, and $0.6 million of proceeds from the settlement of a lawsuit. Included in other expense for the nine-month period ended September 30, 2004 was a write-down of $1.1 million related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million, as well as expense related to foreign currency fluctuations, partly offset by income from an investment accounted for under the equity method. Our primary foreign currencies are the Norwegian Kroner, the Swiss Franc, the British Pound, and the Euro.

Net other income was $1.2 million for the quarter ended September 30, 2005, an increase of $0.8 million from net other income of $0.4 million for the same period in 2004. The increase was primarily attributable to settlement proceeds of approximately $0.6 million from a lawsuit.

Provision (Benefit) for Income Taxes.   The provision for income taxes was $1.7 million for the nine months ended September 30, 2005 compared to the provision for income taxes of $3.4 million for the same period in 2004. The provision for income taxes was $0.2 million for the quarter ended September 30, 2005 compared to the provision for income taxes of $1.6 million for the same period in 2004. The income tax provision was generated by our profitable European locations.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $1.8 million, or 5%, to $33.7 million at September 30, 2005 from $35.5 million at December 31, 2004. Our primary uses of cash in the first nine months of 2005 consisted of $5.0 million for the acquisition of property and equipment, $3.9 million for operating activities and $2.5 million for the repurchase of 472,225 shares of our own common stock to be held as treasury stock. Our primary sources of cash in the first nine months of 2005 consisted of $5.3 million from the issuance of common stock primarily related to stock option exercises, $3.2 million and $1.8 million related to the net proceeds from held to maturity and available for sale investments, respectively, and $1.5 million proceeds from the sale of property and equipment primarily related to the sale of our Mexico facility.

Cash used in operating activities at September 30, 2005 of $3.9 million included a decrease in inventory of $9.8 million, of which $6.4 million related to the write off of excess inventory and other inventory adjustments, and increases of $3.5 million, $3.6 million and $2.8 million in accounts receivable, net, accounts payable and accrued expenses, respectively. In addition, cash used in operating activities also included approximately $7.5 million of cash payments relating to the Company’s restructuring programs.

In February 2004, we elected to repay the long term debt of $9.1 million, which was for the purchase of a subsidiary’s office and manufacturing facility in Norway, from our cash on hand.

In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $8.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2005, we had no outstanding balances on any of our credit facilities and were in compliance with all covenants.

We currently anticipate that our total capital expenditures for 2005 will be in the range of $6 to $8 million, of which $5.0 million was incurred during the first nine months of 2005. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments at September 30, 2005 related to lease obligations and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2005 (three months)	$1.5	$1.6	$3.1
2006	4.7	—	4.7
2007	3.4	—	3.4
2008	2.5	—	2.5
2009	2.1	—	2.1
2010 and thereafter	4.1	—	4.1
Total	$18.3	$1.6	$19.9

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

Debt.   At September 30, 2005, we have no outstanding balance on any credit facility, and therefore the interest rate volatility would not have a material impact on our liquidity.

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 2005, we had not entered into any significant foreign exchange contracts.

Item 4—Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of September 30, 2005, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “expect,” “anticipate,” “should,” “believe,” “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, product line sales volumes, acquisitions, the cyclical nature of the Company’s business, inability to turn design wins into sales revenues, delays or cancellations of new product designs by customers, current and future government and regulatory policies, to specifically include environmentally directed requirements, inability to accurately assess RoHS and non-RoHS compliant inventory requirements which could result in inventory write-offs, the level and extent of market acceptance of our new product family, timing of any benefits related to restructuring activities, inability to realize expected savings in the amounts, cost categories and/or timeframe projected from recent restructuring initiatives, technological developments and changes in the competitive environment in which the Company operates, attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies, and the timing and amount (either in a given quarter, or in aggregate amount) of legal costs involved in protecting or asserting our rights under our intellectual properties. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2004, as well as those set forth in the MD&A included in this 10Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

The Company filed suit September 30, 2005 against Artesyn Technologies, Inc. for infringement of patents held by the Company. The lawsuit seeks compensatory damages and a permanent injunction to prohibit Artesyn from making, using, selling or offering to sell infringing products. Suit was filed in the U.S. District Court for the Eastern District of Texas. Proceedings are in the earliest stages.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following is a table summarizing the issuer’s purchases of its own equity securities during the nine months ended September 30, 2005:

			Total Number
			of Shares
	Total		Purchased as Part
	Number of	Average	of Publicly
	Shares	Price Paid	Announced Plans
Period	Purchased	Per Share	or Programs
June 1 – June 30	300,000	$5.54	300,000
August 1 – August 31	172,225	$4.94	172,225
Total	472,225	$5.33	472,225

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions. At September 30, 2005, $17.5 million remains available for purchase in accordance with this authorization. This authorization expires on December 31, 2006.

Item 6—Exhibits

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

Dated: November 11, 2005		POWER-ONE, INC.
	By:	/s/ STEVEN J. GOLDMAN
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)