Form 10-K
period 2005-12-31
POWER ONE INC
filed 2006-03-14
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-29454

POWER-ONE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0420182
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
740 Calle Plano	93012
Camarillo, California	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (805) 987-8741

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on July 3, 2005, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System on that date was approximately $407,038,000

As of March 6, 2006, 85,470,339 shares of the registrant’s $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s Annual Meeting of Stockholders For Fiscal Year 2005, to be held on April 25, 2006, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Unless the context indicates otherwise, all references herein to “Power-One,” “the Company,” “we,” “us,” and “our” refer collectively to Power-One, Inc. and its subsidiaries.

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as “may,” “will,” “can,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “intend” or “continue” or the negative or other variations of such terms or comparable terminology. We caution that the matters set forth under “Risk Factors,” constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I

ITEM 1—BUSINESS

Overview

We are a leading designer and manufacturer of power conversion and power management products, most of which are sold into the high technology and communications infrastructure markets. Our products are used to convert, process and manage electrical energy to the high levels of quality, reliability and precise levels of direct current (“DC”) voltage required by communications infrastructure and other equipment. With hundreds of different products, we have one of the most comprehensive product lines in the power conversion and power management industry and are one of just a few companies that can power virtually every segment of an infrastructure network.

Our products include:

•       AC/DC power supplies that power communications and networking equipment, as well as industrial, automatic/semiconductor test, transportation, medical and other electronic equipment;

•       DC power systems that are used by communications and Internet service providers;

•       DC/DC “Brick” converters, including high-density and low-density products, that are generally used to control power on communications printed circuit boards;

•       DC/DC Point-of-Load (“POL”) converters for powering Intermediate Bus Architecture (IBA) POL and other board-level applications; and

•       A digital power management architecture (Z-One ™ system) and related digital products that integrate conversion, communications, and control for a digital board-level power solution.

We design our products primarily for the high-end markets, rather than for use in personal computers, mobile phones or other consumer products.

AC/DC power supplies convert alternating current (“AC”) from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply. DC/DC converters modify an existing DC voltage level to other DC voltage levels to meet the power needs of various subsystems and components within electronic equipment. DC power systems are integrated or external racks, or cabinet power systems used to power and back-up large communications infrastructure equipment. During 2004, we introduced our Z-One digital power management architecture and related products, which manage DC power in a significantly enhanced manner over traditional power supplies and also can save customers significant board space, design time and cost.

We design our power conversion and power management products primarily to meet the needs of manufacturers of infrastructure equipment. For these manufacturers, a fluctuation of power may cause severe damage to sensitive systems, resulting in data loss, file corruption and significantly reduced productivity. We design our products to take low-quality power from the electrical grid and purify it to meet the higher quality demanded by digital communications networks, providing significantly greater protection against power disturbances, such as fluctuations and outages. In addition, our products’ compact designs are critical to our customers who need to minimize the space allocated to power conversion products in order to maximize the space available for other components. We continually strive to stay ahead of the technology curve to develop innovative products that meet and exceed our customers’ needs.

While approximately 36.2% of our sales were to our top ten customers in 2005, we sell our products to hundreds of customers worldwide. Our largest customer in 2005 was Cisco Systems and its contract manufacturers, which accounted for 15.1% of our sales both in 2005 and in 2004, and 15.4% of our sales in

2003. Other key communications infrastructure customers include Nokia, Lucent, Alcatel, Nortel and Motorola. Key customers in other industries include Siemens, Hitachi, Teradyne, and Xyratex.

We were originally incorporated in 1973 as a California corporation, and re-incorporated in the State of Delaware in January 1, 1996.

Industry Background

The power conversion and power management industry is highly fragmented and diverse. Sales of power conversion and power management products are generally divided into two broad categories: those sold to third-party customers (merchant) and those for use in-house or sold to other divisions within a manufacturer’s own company (captive). Power-One is a merchant power supply manufacturer whose products are sold to third parties.

The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled competition and fostered the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services. Increases in Internet usage and demand for broadband and wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion and power management products also grew. In 2001, however, the communications infrastructure industry entered into a severe downturn, which was characterized by delayed network deployments by service providers due to excess capacity and by a significant inventory correction. This downturn continued into 2002, and resulted in significant industry contraction. Since this downturn we experienced decreasing sales, price erosion, cancellation of orders, write-offs of excess inventory, restructuring charges and asset impairment charges. We experienced modest sales growth in 2003 and 2004 and a decrease in 2005. We believe our customers are now ordering at levels that reflect current estimated demand.

Long term, we believe the following key trends will continue to drive demand for power conversion:

Increasing Amounts of Power Required by the Communications Infrastructure Industry.   With the development and proliferation of the Internet, wireless communications, broadband applications and other new technologies, recent years have witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. We believe that this increasing volume will drive demand for larger data processing capabilities among communications infrastructure companies and that increased data processing needs in turn will require increases in power and more demand for power conversion and power management products. Industry sources project that the amount of power required by communications infrastructure equipment will grow significantly faster than the demand by other traditional users of power.

Increasing Demand for High Reliability Power.   The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause equipment to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. To reduce these risks, power conversion products convert this low-quality power to power that is much more reliable than that provided by the electric utility grid.

Proliferation of Distributed Power Architecture and Intermediate Bus Architecture, as well as the Trend Toward Power Management Rather than Simple Power Conversion.   Traditional power supply architecture uses a single, centralized power supply, which distributes the power through a cable of wires to the various individual components dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer-generation communications technologies being developed are requiring semiconductors that use lower voltages than previous-generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals because as power increases and voltage decreases the cable thickness increases to an unacceptable size, due to the corresponding increase in current.

Distributed Power Architecture, or DPA, is a technology that has been developed to address this technical issue. DPA uses a front-end power supply that converts AC voltage into a high-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power. DC/DC Brick converters are located throughout the system and placed close to the devices that actually use power. These Brick converters reduce the voltage to the precise amount needed at the point it is to be used. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply could jeopardize the entire system, the failure of a single DC/DC Brick converter in a DPA system may only affect those few individual components that it serves. Finally, because there are many converters within the system, DPA allows for greater flexibility by permitting a part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

More recently, a modified version of DPA called Intermediate Bus Architecture, or IBA, has emerged, which addresses the number of different and lower voltages required by different systems. Instead of using multiple DC/DC Brick converters that have a typical input of 48 volts and low output voltages of less than 3V, the IBA uses a single Brick converter with an intermediate voltage (typically between 12 volts and 3 volts). The intermediate voltage from the one converter is then transmitted to multiple Point of Load (POL) DC/DC converters, each of which converts the intermediate voltage to the required lower voltages, which are typically 3 volts or less. During 2003 we announced a new division within the Company, Silicon Power Systems (SPS), which designs highly innovative and efficient silicon-based solutions for next generation DC/DC power management products in the IBA market. We developed our maXyz product line specifically for the IBA market. In 2004 we introduced our Z-One digital power management architecture and related products as part of the maXyz product line. We have spent and anticipate spending significant capital on R&D related to this developing area of power conversion technology.

Our Competitive Advantages

We believe that we have key advantages that helped us to establish a leading brand for our products. The factors that we believe contribute to this leading position are as follows:

Broad Product Line.   We offer hundreds of products, in power ranging from one watt to a half-megawatt. Our smaller products are no larger than a fingernail, while our larger DC power systems could fill an entire cabinet. With millions of potential current and voltage configurations, our broad product line offers our customers a one-stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every segment of an infrastructure network.

Leading Design and Development Capabilities.   There are a limited number of highly-skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative teams in the industry. In addition to maintaining a high retention rate among our technical staff, we also added top scientists to our ranks through each of our past strategic acquisitions. This pool of engineering talent has allowed us to consistently upgrade to new generations of power conversion products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA technology, and we expect to achieve a similar leading position in IBA technology. We believe that our Z-One digital power management architecture has created a first-to-market competitive advantage for us, although certain competitors have announced a strategic alliance to develop similar or competing products. We have been diligent in seeking to establish intellectual property rights (i.e. via securing patents) for the intellectual property we have developed and implemented in our Z-One digital power management architecture and products. We have also been diligent in protecting those rights. To date, we have initiated patent infringement litigation against two companies that have announced and introduced products which we believe infringe upon certain of our intellectual property rights as secured in certain U.S. patents issued to us.

Reputation for Quality and Reliability.   We have been in the power conversion industry since 1973. By establishing rigorous internal quality control programs, we believe that we have been able to provide our customers with products that are highly reliable. This is particularly important for manufacturers of infrastructure equipment. As a result, we established a strong customer base that includes many of the largest manufacturers in the communications infrastructure industry. Although power conversion products typically represent only 2% to 5% of the cost of an entire network, their failure can cripple the entire system in which they are installed. Consequently, we believe most customers are not willing to risk buying from an unproven supplier in an effort to cut costs in this area.

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

Our Strategy: Powering the High Technology and Communications Markets

Our primary objective is to become one of the worldwide leaders in power conversion equipment for the global communications and high technology equipment markets. To achieve this objective, we plan to do the following:

Expand Product Lines, Including DPA and IBA Products.   We provide one of the most comprehensive lines of power conversion and power management products, including DPA and IBA products, which are increasingly being designed into infrastructure equipment. Our Z-One digital power management products play a key role in our strategy. Once a power supply has been designed into a customer’s product, it is generally difficult for the customer to change suppliers during that product’s life cycle. We also work with our customers to understand their changing product needs in order to proactively develop leading technology products. We intend to continue our extensive research and development program to improve our products’ performance and expand the breadth of our product offerings.

Continue to Cross-Sell Products on a Global Basis.   We expanded the geographic reach of our business through a series of strategic acquisitions in 1998 through 2003, which provided market penetration for our AC/DC and DC/DC products throughout Europe and opened access for our telecom DC power systems products to Europe and Asia. We believe we have substantial opportunities to market products developed in one region to customers located in other regions. We intend to capitalize on our increased access to global markets by attempting to sell our complete product line to customers who had previously purchased only those products offered by the companies we acquired.

Continue to Acquire and Invest in Strategic Businesses and Technologies.   We plan to selectively acquire and invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion industry presents opportunities for further consolidation. In addition, we are investing aggressively in internal research and development initiatives to create next-generation power conversion products and continuing to invest in advanced technologies for our DC/DC power converter products to enable significantly smaller power converters, higher efficiencies, and better performance in controlling and managing power on communications-oriented printed circuit boards. We continue to earmark a significant portion of our overall research and development budget to develop this technology.

In 2004 we introduced our Z-One digital power management architecture and related products, which integrate conversion, communications, and control for a digital board-level solution. Features of this architecture and the related Z-7000 product line include the ability to fully manage up to 32 POL DC/DC converters with a single-wire digital bus. It also provides a significant reduction in Printed Circuit Board (PCB) space, cost savings, and a decrease in components, number of PCB traces, and power-system development time. In 2005, we introduced our Z-1000 product line, which are power conversion and management products that contain many, but not all, of the same features as the Z-7000 products, which we plan to market for customers’ mid-range applications.

Utilize Contract Manufacturers to Minimize Risk and Remain Cost Competitive.   We have shifted our manufacturing model toward increased use of low-cost contract manufacturers around the world, especially in Asia. We have made strategic investments in or formed joint ventures with certain contract manufacturers in order to ensure adequate access to their capacity. Although we currently manufacture many of our products in low-cost locations such as the Dominican Republic and Slovakia, the increased use of contract manufacturers has enabled us to lower our overall costs and allowed us to more efficiently scale production without significant capital investments in production capacity.

Our Products

The majority of our products are standard and modified standard products that are designed to accelerate customers’ time to market, as well as reduce the cost of customers’ new product introductions. Power supplies are generally classified as standard, modified standard and custom. Standard products refer to products that are standard to a particular manufacturer, as opposed to an industry standard. Modified standard products are a specific company’s standard products modified to fit a particular customer application. Because they have already been designed and manufactured, standard and modified standard products allow end customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from “scratch” to meet the specifications of a unique customer application. Standard and modified standard products tend to have higher margins than custom products, which require significant tool and die costs and four-to six-month lead-times from conception through production. In addition, users with high-volume production requirements typically operate in more price-sensitive industries. We also have developed modular product architectures, which are meant to achieve the flexibility of a custom power supply without the long lead-times and significant tool and die costs.

We operate in an industry where quantity discounts, price erosion, and product obsolescence due to technological improvements, all of which result in decreased revenues in a static environment, are normal. While we see price erosion on most of the products we sell, we also see price erosion (i.e. cost reduction) on many of the components we purchase for inclusion in our products. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. In DC/DC bricks, for example, the functions of a full-brick were replaced by half-brick, which was replaced by a quarter brick, which was replaced by a 1/8th-brick, which will eventually be replaced by a 1/16th-brick or smaller product. Each successive product is smaller and somewhat less costly than its predecessor, but has usually retained or expanded the functionality of its predecessor. Sales of each successor product typically replace sales of the predecessor product. These phenomena are normal in our industry, and we have experienced price erosion in line with industry trends. Price erosion on our products may negatively impact gross margins. Price erosion may also mask increases in unit sales of certain products.

All of our products are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Our products can be classified into three main groups: AC/DC power supplies, DC/DC converters and DC power systems. Our Z-One silicon board power management products fall into the DC/DC converter category. These categories can be distinguished based on their location, size and functions within the system.

AC/DC power supplies:

•       are typically embedded within the equipment;

•       range in equivalent size from a small paperback book to a desktop computer;

•       convert AC voltage, from a primary power source such as a wall outlet, into DC voltage(s); and

•       are used primarily in networking systems, large scale data processors and industrial equipment.

DC/DC converters (“Bricks”) and POLs:

•       are embedded within the equipment, and are generally mounted directly on the printed circuit boards;

•       bricks range in equivalent size from an AA battery to a portable CD player;

•       POLs may be silicon-based, and range in equivalent size from a fingernail to a small matchbox;

•       modify DC voltage into other levels of DC voltage(s) and are the cornerstone of DPA and IBA technology; and

•       are used by our customers primarily to power communications infrastructure equipment, although their usage is expanding to other markets, including server and storage.

DC power systems:

•       can be either stand-alone units that are external to the equipment or sub-systems (racks) that are integrated into an OEM’s system;

•       range in size from a shelf of integrated modules to large-scale systems that can fill entire cabinets;

•       convert AC voltage into DC voltage and, together with a generator or an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance; and

•       are used primarily to power communications networks and cellular communications systems.

Division Structure

Prior to 2005, the Company consisted of four divisions: the Compact Advanced Power Systems (“CAPS”) division, the Energy Solutions (“ES”) division, the Silicon Power Systems (“SPS”) division and di/dt. In 2005, we restructured and integrated most of our operations into one division. The most significant components of the restructuring involved the elimination of most DC power systems operations in Norway and their integration into our other existing locations, as well as the elimination of certain manufacturing operations in North America and subsequent transfer of the manufacturing to our other existing locations or to contract manufacturers. SPS is focused on developing next-generation silicon-based digital power management products for the recently introduced Z-One digital power management architecture.

Customers

We sell our power conversion products to a diversified group of hundreds of equipment manufacturers, including contract manufacturers. Cisco Systems and its contract manufacturers accounted for 15.1% of our sales in both 2005 and 2004, and 15.4% of our sales in 2003. Cisco Systems and its contract manufacturers collectively were the only customers to account for more than 10% of our sales during these periods.

Our top 10 customers accounted for approximately 36.2% of net sales in 2005, 38.4% of net sales in 2004 and 36.3% of net sales in 2003. Although our sales are diversified across many end markets, our strategy has been to focus our sales efforts on the communications infrastructure equipment market due to the suitability of our products for this market and because of the higher level of long-term growth we believe this market will experience. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended December 31,
	2005	2004
Communications	61%	59%
Industrial	17%	16%
Transportation	7%	7%
ATE/Semiconductor test equipment	4%	7%
Computer and Retail	3%	4%
Medical	2%	2%
Other	6%	5%
Total	100%	100%

We have manufacturing and/or research and development operations in the United States, Dominican Republic, Switzerland, Slovakia, Ireland and China. We have two product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (“Bricks”) and POLs, and power management products, while the power systems product line is comprised of DC power systems. The following table summarizes our revenues and long lived assets in different geographic locations (in millions):

	Years Ended December 31,
	2005			2004			2003
	Embedded	Power		Embedded	Power		Embedded	Power
	products	systems	Total	products	systems	Total	products	systems	Total

Revenues:(a)
North America	$ 91.8	$ 14.9	$ 106.7	$ 112.5	$ 20.3	$ 132.8	$ 91.1	$ 18.7	$ 109.8
United Kingdom	7.3	3.8	11.1	9.2	4.1	13.3	9.1	7.0	16.1
Other European countries	42.8	39.7	82.5	46.1	37.7	83.8	40.3	39.9	80.2
Malaysia	25.5	1.0	26.5	19.5	1.3	20.8	25.7	—	25.7
Other Asian countries	18.9	15.6	34.5	12.8	11.6	24.4	6.9	12.9	19.8
Other foreign countries	0.2	0.1	0.3	0.1	5.1	5.2	0.1	4.6	4.7
Total	$ 186.5	$ 75.1	$ 261.6	$ 200.2	$ 80.1	$ 280.3	$ 173.2	$ 83.1	$ 256.3

	December 31,
	2005	2004
Long-Lived Assets:
United States	$ 54.6	$ 66.2
Switzerland	12.2	15.5
Dominican Republic	12.6	9.1
Slovakia	7.0	7.9
Norway	1.9	13.3
Other foreign countries	1.9	3.8
Total	$ 90.2	$ 115.8

(a)           Revenues are attributable to countries based on location of customer.

Sales and Marketing

We market our products through a global sales force. We have direct sales offices in Europe, North America, Asia and Australia. These direct sales offices are augmented by an extensive network of manufacturers’ representatives and distributors.

Our direct sales force is typically oriented towards customers that have the potential to purchase large volumes of our products, generally several million dollars or more on an annual basis. Our direct sales force works closely with our existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers’ expected applications. We expect that our direct sales to strategic accounts will increase in the future as we increasingly focus on sales to these customers.

Research, Development and Engineering

Worldwide we have 294 employees in our research and development departments of which 158 are engineers. We spent approximately $22.0 million on research and development in 2005, $29.4 million in 2004 and $28.5 million in 2003. During 2005, we shifted our research and development operations toward lower-cost locations, thereby significantly reducing research and development costs with only a modest decrease in research and development resources. We have four engineering and design centers in the United States: Andover, Massachusetts; and Camarillo, Carlsbad, and Morgan Hill, California. We also have engineering and design centers in Santo Domingo, Dominican Republic; Uster, Switzerland; Dubnica, Slovakia; Shenzhen, China; and Limerick, Ireland. Additionally, we have engineering staff on site in each of our manufacturing facilities. Finally, we have engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers. Our goal has been to establish research centers in areas that are strategically located for servicing our customers and in which we have strong access to technical talent.

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

Product quality and responsiveness to our customers’ needs are of critical importance in our efforts to compete successfully. We emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and /or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box test or pre-ship audit on randomly selected units before delivery. We require the same levels of quality from our contract manufacturers.

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

We manufacture and assemble approximately 50% of our products at our facilities in the Dominican Republic, Asia, and Slovakia. We have smaller system integration facilities throughout Europe, Asia, and North America for our DC power system products. Production of our silicon-based POLs is outsourced to contract manufacturers in North America and in Asia. All of our manufacturing facilities are ISO certified or, in the case of the newest facilities, are in the process of receiving their certification. In our global manufacturing operations, we currently have an aggregate of approximately 350,000 square feet of manufacturing space. Most of our subcontractors are located in Asia.

In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world. Although we currently manufacture many of our own products, we have shifted toward increased use of contract manufacturers to minimize costs and capital requirements, while providing greater flexibility. Approximately 50% of our products are produced by contract manufacturers. We tend to shift high-volume, low-mix products to the contract manufacturers while retaining low-volume, high-mix products at our own manufacturing facilities. Although decisions to use and/or expand contract manufacturing will depend on a number of factors, including customer needs, we expect that the overall trend toward increased use of contract manufacturers will continue in the future.

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

Backlog

We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog is not necessarily a reliable indicator of future revenue because a significant portion of customer orders is turns business (orders booked and shipped within the same reporting period that never appear as period-end backlog). We believe that our lead-times are substantially lower than our competition, which allows us to turn around product to customers more quickly than our competitors. Therefore, a higher proportion of our business is turns business. In addition, customers on Vendor Managed Inventory (“VMI”) programs exercise discretion as to the timing of inventory consumption. When VMI programs are initiated by customers, bookings and backlog are canceled and replaced by a product-use forecast. We then manufacture product for the customer per the forecast, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher turns business, lower backlog, and higher finished goods inventory.

Competition

The power conversion industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, competitive prices, quality, reliability, technical knowledge, flexibility, readily available products and financial strength. Our competition includes companies located throughout the world, including Artesyn Technologies which recently announced that it was to be acquired by Emerson Electric, C&D Technologies, Delta Electronics, Eltek, Lite-On, Phihong, Vicor, and divisions of Emerson Electric and Tyco International.

Intellectual Property Matters

We regard certain equipment, processes, information and knowledge that we developed and use to design and manufacture our products as proprietary. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our employees and other measures to protect our proprietary rights. We consider our intellectual property to be very important and valuable, particularly the patents we have secured and are continuing to seek in the area of digital power management and control. Those particular patents have all been very recently issued, (i.e. during 2004 or later), and have patent terms extending for approximately 20 years from date of grant. We have made intellectual property protection a key element of our overall research and development in the area of digital power management and control. We consider these digital power management and control patents to be key intellectual property assets that we will rely upon to protect our Z-One family of products and technologies well into the future. We currently maintain 80 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. Trademarks are also an element of our overall intellectual property holdings. The trademarks associated with our digital power management and control technologies are considered the more important marks, along with those marks associated with our corporate name. We hold 10 U.S. registered trademarks with additional applications pending, and claim common law trademark rights to certain additional marks.

Employees

At December 31, 2005, we employed 2,513 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	1,786
Engineering	294
General and administrative	191
Sales and marketing	127
Quality assurance	115
Total	2,513

We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good. None of our employees are represented by a union.

Company Website, Corporate Governance Website and Access to Company Filings

The Company posts all periodic reports on Form 10-K and 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 on its website at www.power-one.com, as soon as reasonably practicable after the reports are filed with or furnished to the Securities and Exchange Commission. Access to these reports is free of charge. In addition, the Company maintains a Corporate Governance section on its Website to provide easy access for the investor community to relevant information about our corporate governance. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Steven J. Goldman	48	Chairman of the Board
William T. Yeates	45	Chief Executive Officer
Brad W. Godfrey	46	President and Chief Operating Officer
Paul E. Ross	32	Vice President—Finance, Treasurer and Chief Financial Officer
Veronica O. Tarrant	44	Vice President—Finance and Chief Accounting Officer
Randall H. Holliday	56	Secretary and General Counsel

(1)          As of March 9, 2006

Steven J. Goldman.   Mr. Goldman, our Chairman of the Board, joined Power-One in 1982 and has held several positions in the Company, including Vice President of Engineering, Senior Vice President and Chief Financial Officer. In July, 1990, Mr. Goldman was selected by the Board of Directors to lead Power-One as President and CEO. He was named Chairman of the Board in 1997. Mr. Goldman received his B.S. Degree in Electrical Engineering from the University of Bridgeport in 1979. He is a 1989 graduate of the Pepperdine University Presidential and Key Executive MBA Program, and in 1999 he was recognized by Pepperdine as a Distinguished Alumnus of the Graziado School. Mr. Goldman is a contributing member of the San Fernando Valley Chapter of the Young Presidents’ Organization.

William T. Yeates.   Mr. Yeates joined us in January, 2000 as President and Chief Operating Officer and served as President and Chief Operating Officer until February, 2006 when he was appointed our

Chief Executive Officer. Before joining us, Mr. Yeates held various positions of increasing responsibility at Lucent Technologies, including Vice President and General Manager of the Titania Power Division. He received his B.S. degree in Electrical Engineering and his M.B.A degree in Finance from Louisiana Tech University.

Brad W. Godfrey.   Mr. Godfrey, who joined us in 1988, was appointed President and Chief Operating Officer in February, 2006. During his tenure with us, he has held a variety of positions of increasing responsibility and scope within the Company, including Senior Vice President—Global Operations. He served as the CAPS Division President from July, 2003 until February, 2006.

Paul E. Ross.   Mr. Ross, who joined us in April, 2001, was appointed Treasurer and Chief Financial Officer in May, 2005. He has served the Company as Assistant Secretary since May, 2004 and served as Assistant Treasurer from May, 2004 until May, 2005. He has served as Vice President, Finance since January, 2005.  Prior to joining the Company, Mr. Ross was employed with British Petroleum, Los Angeles. Mr. Ross is a CPA and holds a B.A. degree from the University of California, Los Angeles, and an M.B.A. degree from the University of Southern California.

Veronica O. Tarrant.   Ms. Tarrant, who joined us in June, 2000, was appointed Chief Accounting Officer in May 2005. She has served the Company as Vice President, Finance since January, 2003. She was previously employed by the Company as Controller, CAPS Division, from June, 2000 until January, 2003. Prior to joining the Company, Ms. Tarrant was employed by Schlumberger, Los Angeles.  Ms. Tarrant holds a B.A., Economics, from Pomona College, and an M.B.A. from Pepperdine University.

Randall H. Holliday.   Mr. Holliday joined us in 2000 as General Counsel, and was appointed Secretary in 2001. Before joining us, Mr. Holliday served as Secretary and General Counsel of Xircom, Inc. He has held a variety of in-house legal positions in diverse industries since 1981. Mr. Holliday received his J.D. degree in 1974 from Florida State University, Tallahassee, FL.

Our officers serve at the discretion of the Board.

ITEM 1A—RISK FACTORS

A significant percentage of our revenue is generated from customers in the volatile communications infrastructure industry. If our customers in this industry do not maintain their level of purchases from us, our operating results may be materially adversely affected.

Our sales to the communications infrastructure industry has been in the range of 59% to 73% of our total sales during the five years ended December 31, 2005, and we expect this concentration of customers in the communications infrastructure industry to continue. The communications industry steadily grew in the late 1990s through 2000, driven primarily by the expansion of the Internet, broadband and wireless networks. The subsequent downturn in the industry in 2001and 2002 caused a sharp decrease in demand for our products as a result of a decrease in capital spending by our customers. The industry downturn caused some of our customers, including our largest customers, to restructure into smaller operations and hampered their ability to forecast accurately. Our future revenue growth depends in large part on the resumed growth of these services as widely used media for commerce and communication. However, if the communications infrastructure industry experiences further volatility, it could have a material adverse effect on our operating results.

Price erosion may have a material adverse effect on our margins and profitability.

The power supply manufacturing industry is generally characterized by intense competition. We believe that the principal bases of competition in our targeted markets are breadth of product line, cost, quality, reliability, technical knowledge, flexibility, readily available products, and stability and reputation of the provider. We saw pricing pressure from some of our key customers during 2005, 2004 and 2003 and have factored additional price erosion into our forecast for 2006. Downward pricing pressure could have a material adverse effect on our operating results.

Failure to anticipate trends in the type of power conversion products our customers will demand may adversely affect our business.

Because we have many customers in the communications infrastructure industry, the factors and economic trends that affect these companies also affect our business. The communications infrastructure industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. Increasing usage of the Internet, demand for broadband services and wireless services all contributed to the growth of the communications infrastructure industry. Because resulting technological advances required significantly greater and more reliable power, the demand for newer generation power conversion products has also grown. To respond to the needs of our customers in the communications infrastructure industry, we must continuously develop new and more advanced products at lower prices. We have made and will continue to make significant investments in next generation technologies, but there can be no assurance that the resulting products will be successful or that we will recoup our research and developments costs through increased sales.

During 2003, we announced the creation of a new division within the Company dedicated to developing next-generation DC/DC products, and this division launched its first major digital power management products during 2004. Many of these new products are based on silicon technology, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. While we believe that our technology is ahead of our competitors, and is protected by adequate intellectual property rights, some of our traditional competitors have formed a consortium with other semiconductor technology companies to address the same market as we are seeking to address. This consortium has created doubt about our technology and products in the marketplace. In addition, although we have licensed our technology to another company in order to address customers’ second source concerns, there can be no assurance that sufficient quantities of our products will be available. The market may not accept our technology or adoption rates may be slower than expected. Our inability to properly assess developments in the communications infrastructure industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs.

We may not be able to procure necessary key components for our products.

The electronics manufacturing industry is cyclical. During periods of growth, key components we require to build our products may become unavailable in the timeframe required for us to meet our customers’ demands. Our inability to secure sufficient components to build products for our customers could negatively impact our sales and operating results. We may choose to mitigate this risk by increasing the levels of our inventory. With increased inventory comes increased excess and obsolescence risk should our forecasts fail to materialize or if there are negative factors impacting our customers’ end markets. If we purchase too much inventory or the wrong inventory, we may have to write-off the inventory, thereby negatively impacting our gross margins and operating results.

Vendor managed inventory programs give rise to variability in our revenue and operating results.

Certain significant customers are on vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customers’ forecast and the inventory is physically located at a site controlled by the customer. The customer uses the inventory as needed, and the sale occurs at that time. We experienced and expect to continue to experience variability as to the timing of customers’ use of VMI, which results in variability in our net sales and operating results.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

We do not obtain long-term purchase orders or commitments from our customers and customers may generally cancel, reduce or postpone orders without penalty. Cancellations, reductions and delays in orders could reduce our backlog and adversely affect our net sales, gross profit and operating results. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand and partially on firm customer orders. Because a substantial portion of our quarterly net sales is made during the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

Fluctuations in customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results. High-volume orders, if cancelled, may substantially increase the risk of inventory obsolescence and asset write-offs due to excess capacity.

We rely on a few major customers for a material portion of our business and the loss of any of those customers could reduce our net income and operating results.

A few customers account for a material portion of our net sales each year. Cisco Systems and its contract manufacturers represented approximately 15% of our net sales in 2005 and 2004. For 2005 and 2004, our top five original equipment manufacturers (“OEM”) customers accounted for approximately 28% and 31% of our net sales, respectively. In addition, some of our products sell for significantly higher gross margins than others. If we lose any of these key customers, if any of them reduces or cancels a significant order, or if our product mix changes significantly, our net sales and operating results could decrease significantly.

Environmental, health and safety laws may restrict our operations.

We are subject to local laws and regulations in various regions in which we operate, including the European Union (“EU”). In particular, two current EU directives may have a material impact on our business. The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”), which restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish a detailed list of all chemical substances in our products. We are starting to see requests from our customers, including some of our major customers, for RoHS-compliant products. We are in the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers.

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which was effective August 13, 2005 in certain jurisdictions and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products’ useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by or such as to require to our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

•       For RoHS

•        We may be unable to procure appropriate RoHS-compliant material in sufficient quantity and quality and/or may be unable to incorporate it into our manufacturing processes without compromising quality and/or impacting our cost structure;

•        We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales;

•        We may face additional excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for which there is reduced demand and that we may need to write down.

•       For WEEE

•        We may be determined by applicable national regulatory agencies which implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

•        Our customers may refuse to agree to contractual language which allocates and assigns WEEE responsibility, or demand that we undertake WEEE responsibilities independent of regulatory interpretation.

We are unable to estimate at this time the cost of compliance, if any, with either EU directive. Compliance and non-compliance with these laws may have a material adverse impact on our net sales and operating results.

We are subject to credit risks.

Some of our customers have experienced and may continue to experience financial difficulties and/or have failed to meet their financial obligations to us. As a result, we have incurred charges for bad debt provisions related to certain trade receivables. In certain cases where our end-customers utilize contract manufacturers or distributors, our accounts receivable risk may lie with the contract manufacturer or distributor and may not be guaranteed by the end-customer. If there are additional failures of our customers to meet their receivables obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not materially reflect our customers’ financial conditions and payment levels, we could incur additional write-offs of receivables in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

We face, and might in the future face, intellectual property infringement claims that might be costly to resolve.

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products. At least one such claim has resulted in litigation in the past that was resolved favorably for us. If we do not prevail in any such litigation, our business may be adversely affected.

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

During 2005 we initiated legal proceedings against two companies whom we believe have infringed on some of our patents in the area of digital power management. While we believe our cases are strong, there can be no assurance that the judicial system will uphold our patents, or will find that our patent(s) have been infringed.   We may incur significant costs in these current proceedings protecting our technology though the judicial system, which costs may not be recouped through damages awards, settlements, royalties or other payments.

Additionally, we may bring suit against additional companies in the future whom we believe violate our intellectual property, further increasing our costs. In addition, competitors  (either individually, or via alliance-type arrangements) may release infringing product(s) prior to any court ruling or other judicial action which upholds or supports our intellectual property rights,  with the goal of securing market share with competing product. Significant costs associated with litigation, slower-than-expected adoption rates of our new product, and competitor introductions of competing product could individually or in combination have a material adverse impact on our operating results.

We are subject to risks associated with future company and technology acquisitions, divestitures, joint ventures and strategic investments.

We may continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management’s time and resources for which economic and opportunity costs cannot be recouped if the transactions do not occur. Future transactions by us could result in the following consequences:

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

We may fail to capture customers in the new markets that we are pursuing.

We are pursuing customers in new markets, most notably for our digital power management products and in the server/storage industry. The server/storage industry has been historically volatile. Any downturn or disruption in this industry could impact our sales and operating results. While we have secured design wins from significant players in this industry in the past, there can be no assurance that these design wins will turn into revenue in the quantity or timeframe projected. We have made investments in our infrastructure, increased our operating costs and have forgone other business opportunities in order to service these new potentially significant customers.  Failure of these design wins to translate into revenue in the quantities or timeline projected could have a materially adverse impact on our revenue and operating results.

Our charter contains provisions that may hinder or prevent a change in control of our company.

Certain provisions of our Certificate of Incorporation could make it difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. As currently adopted, our Certificate of Incorporation provides for election of all directors annually. Stockholders must inform our corporate secretary before a stockholders’ meeting of any business they wish to discuss and any directors they wish to nominate. Our Certificate of Incorporation also requires approval of 75% of our voting stock to amend certain provisions. Our Board of Directors can issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, we have a stockholder rights plan that allows our stockholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our Board of Directors. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders’ ability to approve transactions that they consider in their best interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	100,000	140	Administration, R&D, Warehousing, Marketing and Sales
Andover, Massachusetts	61,000	27	Administration, R&D, Warehousing, Marketing and Sales
Lewisville, Texas	20,000	25	Administration, R&D, Systems Integration, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	190,000	1,292	Administration, Manufacturing and Assembly, Warehousing, R&D
Dubnica Nad Vahom, Slovakia	136,000	640	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Shenzhen, China	52,000	150	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

We believe that the facilities we now use are adequate for our current and anticipated operating needs. We own our facilities in Slovakia and Switzerland. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2014 in North America and 2011 in Europe and 2010 in Asia. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

ITEM 3—LEGAL PROCEEDINGS

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Power-One, Inc. v. Artesyn Technologies, Inc. and Silicon Laboratories, Inc.   United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This combined action initiated by the Company against Artesyn Technologies on September 30, 2005, and against Silicon Laboratories on December 14, 2005, alleges that certain products of the named defendants infringe certain patents held by the Company which focus on technologies relating to digital power management and control. The Complaint seeks certain injunctive relief against and compensatory damages from each defendant.  Trial proceedings are in the very initial stages of discovery and related procedural matters.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ and is traded under the symbol “PWER.” The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended December 31,
	2005		2004
	High	Low	High	Low
First Quarter	8.65	4.86	14.26	10.30
Second Quarter	6.43	4.18	11.37	8.62
Third Quarter	6.35	4.31	11.00	6.45
Fourth Quarter	7.04	5.30	10.12	6.08

As of March 9, 2006, there were 489 holders of record of our common stock.

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions. At December 31, 2005, $15.7 million remains available for purchase in accordance with this authorization. This authorization expires on December 31, 2006.

The following is a table summarizing the issuer’s purchases of its own equity securities during the three months ended December 31, 2005:

			Total Number
			of Shares
	Total		Purchased as Part
	Number of	Average	of Publicly
	Shares	Price Paid	Announced Plans
Period	Purchased	Per Share	or Programs
November 1 – November 30	313,501	$5.58	313,501
Total	313,501	$5.58	313,501

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be contained under the caption “Equity Compensation Plan Information as of December 31, 2005” in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and such information is incorporated herein by reference.

ITEM 6—SELECTED FINANCIAL DATA

In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001. When reading this selected historical consolidated financial and operating data, it is important to read it along with “Item 7—Management’s Discussion and Analysis of Financial

Condition and Operating Results” included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended December 31,(1)
	2005(7)	2004(6)	2003(4)(5)	2002(3)	2001(2)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$261.6	$280.3	$256.3	$230.7	$363.7
Cost of goods sold	184.9	182.4	161.7	234.7	357.9
Gross profit (loss)	76.7	97.9	94.6	(4.0)	5.8
Selling, general and administrative expense	58.6	67.8	62.4	59.3	72.6
Engineering and quality assurance expense	36.9	42.2	40.8	34.7	39.1
Amortization of intangible assets	3.9	3.9	3.6	5.1	19.1
Restructuring charge	11.1	1.1	3.1	10.7	25.1
Impairment of goodwill	—	—	—	67.6	11.0
Asset impairment	5.1	2.0	—	42.6	22.7
Total expenses	115.6	117.0	109.9	220.0	189.6
Income (loss) from operations	(38.9)	(19.1)	(15.3)	(224.0)	(183.8)
Interest income	2.3	1.8	1.6	1.7	3.8
Interest expense	(0.2)	(0.6)	(1.0)	(1.1)	(2.5)
Other income (expense), net	0.3	(0.2)	(4.5)	0.2	(4.4)
Loss before provision (benefit) for income taxes.	(36.5)	(18.1)	(19.2)	(223.2)	(186.9)
Provision (benefit) for income taxes	1.8	3.1	(1.0)	(12.2)	(1.0)
Net loss	$(38.3)	$(21.2)	$(18.2)	$(211.0)	$(185.9)
Basic and diluted loss per common share	$(0.45)	$(0.25)	$(0.22)	$(2.62)	$(2.36)
Basic and diluted weighted average shares outstanding	85.0	83.8	82.5	80.4	78.8
SELECTED OPERATING DATA:
Gross profit (loss) margin	29.3%	34.9%	36.9%	(1.7)%	1.6%
Depreciation and amortization	$14.9	$16.4	$16.0	$20.9	$36.5
Capital expenditures	6.2	7.3	7.3	7.0	30.5
Backlog(8)	34.7	38.0	39.6	32.8	40.3
Cash flows provided by (used in):
Operating activities	$(5.4)	$(1.0)	$(8.6)	$31.4	$(0.5)
Investing activities	6.9	(57.5)	(3.7)	(8.6)	(37.0)
Financing activities	2.7	(7.8)	2.4	1.6	(19.4)
BALANCE SHEET DATA:
Working capital	$102.9	$116.7	$151.5	$150.3	$218.3
Total assets	285.7	327.1	349.9	360.9	541.9
Total long-term debt(9)	—	—	9.2	9.5	9.2
Total debt(10)	—	—	11.2	10.2	10.6
Total stockholders’ equity	224.5	270.0	275.3	279.1	450.2

(1)          Our fiscal year is the 52- or 53-week ending on the Sunday nearest to December 31. For clarity of presentation we described year-ends presented as if the year ended on December 31. As such, the year ended December 31, 2004 represents a 53-week year and the years ended December 31, 2005, 2003, 2002 and 2001 each represent a 52-week year.

(2)          The year ended December 31, 2001 includes pre-tax charges that consist of the following: restructuring charge of $25.1 million, goodwill and asset impairment charge of $33.8 million, inventory charge of $110.3 million, technology write-off of $7.5 million, write-off of capitalized bank fees of $1.1 million, a $58.8 million deferred tax valuation allowance and $1.3 million in stock compensation charges primarily related to the employer match of our 2001 Deferred Compensation Plan.

(3)          The year ended December 31, 2002 includes pre-tax charges that consist of the following: restructuring charge of $10.7 million, goodwill and other asset impairment charge of $110.2 million, inventory charge of $73.0 million, a $39.9 million deferred tax valuation allowance and $6.5 million in stock compensation charges and related payroll taxes primarily related to the employer match of our 2001 Deferred Compensation Plan.

(4)          The year ended December 31, 2003 includes a write-down of approximately $5.7 million, included in other expense, to reduce the book value of an investment held in a privately-owned enterprise and a restructuring charge of $3.1 million for a reduction in force and accruals related to an excess facility.

(5)          On February 14, 2003, we acquired di/dt Inc. The purchase price for di/dt was approximately $17.5 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company’s common stock valued at $6.3 million at acquisition; $1.0 million in cash and acquisition costs; and 0.5 million shares of the Company’s common stock paid as earn-out to the former shareholders of di/dt during 2003 and 2004 valued at $5.1 million. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extended beyond December 31, 2004. In addition to the purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense in 2003.

(6)          During 2004, we performed an impairment test in accordance with SFAS 144. The results of these tests indicated that the manufacturing equipment at one of our European facilities was impaired and we recorded non-cash impairment charges of $0.7 million. In addition, we wrote down our Mexico building to fair value based on current market activity resulting in non-cash impairment charges of $1.3 million. We also recorded a $1.1 million write-off of an investment we own in a privately-held technology company, which was recorded in other expense. The year ended December 31, 2004 also includes pre-tax restructuring charges of $0.7 million related to severance and benefit payments, consolidation of excess facilities, contract termination costs, and other shutdown costs, in accordance with SFAS 146 and $0.4 million of restructuring charges for settlement payments and legal fees related to additional personnel and legal costs resulting from the closure of the Boston, Massachusetts facility during 2001.

(7)          During 2005, we announced a restructuring plan which was accounted for in accordance with SFAS 146. We recorded pre-tax charges of $11.1 million for restructuring costs which included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. During 2005, we also performed impairment reviews in accordance with SFAS 144. As a result, we identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended December 31, 2005. These assets consisted of an owned building in Norway that was held for use and which was written down to fair market value and then sold in 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. We also determined that an investment in a foreign enterprise, recorded in other assets on the balance sheet, was impaired. The impairment charge of $2.0 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

(8)          Consists of purchase orders having delivery dates scheduled within the following six months, and does not include turns business that is ordered, produced, and shipped in the same period.

(9)          Includes current and long-term portions of long-term debt and capital leases.

(10)   Includes items in footnote (9) above and short-term debt.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

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

Our AC/DC power supplies are typically embedded in our customers’ products and convert alternating current to direct current. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers’ equipment. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold to telecommunications and Internet service providers worldwide.

In February 2005, we announced a restructuring plan in which we consolidated our division structure. The most significant components of this plan involved the elimination of most DC power systems operations in Norway and their integration into our other existing locations, as well as the elimination of certain manufacturing operations in North America and subsequent transfer of the manufacturing to our other existing locations or to contract manufacturers. In addition, we implemented cost reductions in other areas of the Company. We have seen an increasing portion of the $30 million in targeted annual cost savings each quarter during 2005. We incurred $16.2 million of restructuring and asset impairment charges during 2005, of which approximately $5.1 million were non-cash in nature and primarily related to asset impairment charges for long-lived assets. The balance of the charges related to severance and continuing lease obligations for closed facilities, the longest of which continues into 2011.

All products are sold under the Power-One brand name by our sales force. We have two product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (“Bricks”) and POLs, and power management products, while the power systems product line is comprised of the DC power systems.

Our Silicon Power Systems (“SPS”) group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One™ digital power management architecture and our new Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products. We have continued to strengthen our Z-One Alliance by announcing the addition of Atmel to the partnership during the third quarter of 2005, and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture. In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and against Silicon Laboratories, Inc. on December 14, 2005 for infringement of patents held by the Company related to this technology. The lawsuits seek compensatory damages and a permanent injunction to prohibit these companies from making, using, selling or offering to sell infringing products, and are in the earliest stages.

We have spent and anticipate spending significant capital on R&D related to this developing area of power management technology, but there can be no assurance that the market will accept the resulting technology or that we will recover our investment in this technology through sales of new products. The costs related to defending our patents and intellectual property may be material to our results of operations.

In May 2005, the Board of Directors authorized the purchase of up to $20 million in shares of our common stock with the intent to retire the shares. This authorization expires on December 31, 2006. During 2005, we repurchased and retired 0.8 million shares of our common stock for approximately $4.3 million.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, and Slovakia, and at contract manufacturers in Asia. Approximately 50% of our products are manufactured by our contract manufacturers. We believe that the increased use of contract manufacturers will provide us with greater flexibility and a better ability to respond to changes in the market and will be less capital intensive. We are significantly increasing our presence in Asia to take advantage of its lower cost structure and closer proximity to certain major customers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

•  Currency risk, since we will increasingly receive payments and purchase components in foreign currencies and we have historically not engaged in foreign currency hedging activities;

•  Risk associated with expanding sales or manufacturing operations into economies and markets that may experience financial or political instability;

•  Differing degrees of intellectual property protection outside of the United States;

•  Frequent changes in laws and policies affecting trade, investment and taxes, including laws and policies relating to repatriation of funds and to withholding taxes, that are administered under very different judicial systems;

•  Increased reliance on overseas contract manufacturers that may not be able to manufacture and deliver products in the quantity, quality and timeline required; and

•  Additional time constraints on management associated with overseeing an increased number of small operations that are geographically dispersed across Asia.

We are subject to local laws and regulations in various regions in which we operate, including the European Union (“EU”). In particular, two current EU directives may have a material impact on our business. The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”), which restricts the distribution of certain substances, including lead, within the EU and is effective July 1, 2006. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we will also be required to maintain and publish a detailed list of all chemical substances in our products. We are starting to see requests from our customers, including some of our major customers, for RoHS-compliant products. We are in the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers.

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which was effective August 13, 2005 in certain jurisdictions and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products’ useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by or such as to require to our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

•  For RoHS

•   We may be unable to procure appropriate RoHS-compliant material in sufficient quantity and quality and/or may be unable to incorporate it into our manufacturing processes without compromising quality and/or impacting our cost structure;

•   We may not be able to sell non-compliant product into the EU or to any customer whose end product will be sold into the EU, which may result in reduced sales;

•   We may face additional excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for which there is reduced demand and that we may need to write down.

•  For WEEE

•   We may be determined by applicable national regulatory agencies which implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

•   Our customers may refuse to agree to contractual language which allocates and assigns WEEE responsibility, or demand that we undertake WEEE responsibilities independent of regulatory interpretation.

We are unable to estimate at this time the cost of compliance, if any, with either EU directive. Compliance and non-compliance with these laws may have a material adverse impact on our net sales and operating results.

We operate in an industry where quantity discounts, price erosion, and product obsolescence due to technological improvements, all of which result in decreased revenues in a static environment, are normal. While we see price erosion on most of the products we sell, we also see price erosion (i.e. cost reduction) on many of the components we purchase for inclusion in our products. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. In DC/DC bricks, for example, the functions of a full-brick were replaced by half-brick, which was replaced by a quarter brick, which was replaced by a 1/8th-brick, which will eventually be replaced by a 1/16th-brick or smaller product. Each successive product is smaller and somewhat less costly than its predecessor, but has usually retained or expanded the functionality of its predecessor. Sales of each successor product typically replace sales of the predecessor product. These phenomena are normal in our industry, and we have experienced price erosion in line with industry trends. Price erosion on our products may negatively impact gross margins. Price erosion may also mask increases in unit sales of certain products.

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

We generally recognize revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory (“VMI”) programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. For shipments in which title transfers at a later date, revenue recognition is delayed. Revenue is only recognized when collectibility is reasonably assured. We may charge shipping and handling costs to customers, which are included in revenue and cost of goods sold.

We offer our distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

Deferred Income Tax Asset Valuation Allowance—We record a deferred income tax asset in jurisdictions where the Company generates a loss. We also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management’s assumptions regarding projected usage of each component, which are subject to changes in market demand.

Accounts Receivable and Allowance for Doubtful Accounts—We establish the allowance for doubtful accounts using the specific identification method and also provide a reserve in the aggregate. Our estimates for calculating the aggregate reserve are based on historical information. Any changes to our assumptions or estimates may impact our operating results.

Recent Pronouncements and Accounting Changes—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect that adoption of SFAS 151 will have a material effect on the Company’s financial position, results of operations, or liquidity.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. We will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. Changes in the our estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact operating results if a substantial number of options are granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. In addition, the Statement requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, we will adopt provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes the adoption of the provisions of SFAS 154 will not have a material impact on the Company’s financial position or results of operations.

Results of Operations

The years ended December 31, 2005 and 2003 represent 52-week years and the year ended December 31, 2004 represents a 53-week year. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.7	65.1	63.1
Gross profit (loss)	29.3	34.9	36.9
Selling, general and administrative expense	22.4	24.2	24.4
Engineering and quality assurance expense	14.1	15.0	15.9
Amortization of intangibles	1.5	1.4	1.4
Restructuring costs	4.3	0.4	1.2
Asset impairment	1.9	0.7	—
Loss from operations	(14.9)	(6.8)	(6.0)
Interest income	0.9	0.6	0.6
Interest expense	(0.1)	(0.2)	(0.4)
Other income (expense), net	0.2	(0.1)	(1.7)
Loss before provision (benefit) for income taxes	(13.9)	(6.5)	(7.5)
Provision (benefit) for income taxes	0.7	1.1	(0.4)
Net loss	(14.6)%	(7.6)%	(7.1)%

Comparison of Fiscal Year Ended December 31, 2005 with Fiscal Year Ended December 31, 2004

Net Sales.   Net sales decreased $18.7 million, or 7%, to $261.6 million for the year ended December 31, 2005 from $280.3 million for the year ended December 31, 2004. Sales decreases for the year ended December 31, 2005 were attributable to volume decreases in sales to certain communications and semiconductor automatic test equipment industry customers. The industry experienced a softening across all market segments during 2005 as compared to the moderate growth seen in the industry during 2004.

Net sales for our two product lines are as follows, in millions:

	Year Ended December 31, 2005		Year Ended December 31, 2004
Embedded products	$186.5	71%	$200.2	71%
Power systems	75.1	29%	80.1	29%
Total	$261.6	100%	$280.3	100%

Net sales by customer category are as follows, in millions:

	Year Ended December 31, 2005		Year Ended December 31, 2004
OEMs	$170.8	65%	$196.1	70%
Distributors	70.1	27%	61.1	22%
Service providers	20.7	8%	23.1	8%
Total	$261.6	100%	$280.3	100%

Cisco Systems and its contract manufacturers collectively were the only customer to exceed 10% of net sales in either years ended December 31, 2005 or 2004 with $39.6 million, or 15% of net sales, and $42.3 million, or 15% of net sales, in each respective year.

Net sales by end-markets were as follows:

	Year Ended December 31,
	2005	2004
Communications	61%	59%
Industrial	17%	16%
Transportation	7%	7%
ATE/Semiconductor test equipment	4%	7%
Computer and Retail	3%	4%
Medical	2%	2%
Other	6%	5%
Total	100%	100%

Our combined 180-day and 90-day backlog are summarized as follows:

Backlog and bookings (in millions)	December 31, 2005	December 31, 2004
Combined 180-day backlog	$34.7	$38.0
Combined 90-day backlog	$31.7	$33.9

Our combined 180-day backlog on December 31, 2005 was $34.7 million, a decrease of 9% compared to backlog of $38.0 million on December 31, 2004. The decrease in backlog primarily reflects the shorter lead times and a temporary build-up of inventory at our customers during the fourth quarter of 2005. Our bookings were not significantly impacted by any new Vendor Managed Inventory (“VMI”) programs during 2005. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic “signal” or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which could result in higher turns business and a lower backlog. As such, we believe that backlog may not necessarily be a reliable indicator of future results over time.

Gross Profit (Loss).   Gross profit for the year ended December 31, 2005 was $76.7 million compared with a gross profit of $97.9 million for 2004. As a percentage of net sales, gross profit percentage decreased to 29.3% for the year ended December 31, 2005 from a gross profit percentage of 34.9% for the same period in 2004. The decrease in gross margin during the year ended December 31, 2005 was primarily due to two factors. First, the decrease of $18.7 million in sales related to the volume sold during 2005 compared to 2004 negatively impacted our margin by approximately 4%. Second, the gross margin was negatively impacted by approximately 1 point by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe. We recorded $6.0 million in cost of goods sold related to the write off of the excess inventory and other inventory adjustments during the year ended December 31, 2005 compared to $3.1 million related to write-offs of excess and obsolete inventory recorded during the year ended December 31, 2004.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $9.2 million, or 14%, to $58.6 million for the year ended December 31, 2005 from $67.8 million for 2004. As a percentage of net sales, selling, general and administrative expense decreased to 22% for the year ended December 31, 2005 from 24% for the same period in 2004.

Selling expense decreased $5.2 million, or 18%, to $24.3 million for the year ended December 31, 2005 from $29.5 million for 2004. The decrease in selling expenses during the year ended December 31, 2005 was primarily due to the decrease in product revenue during 2005, lower commission expense, reduced bonus expense, and due to personnel reductions as a result of the restructuring plan implemented during 2005.

Administrative expense decreased $4.0 million, or 11%, to $34.3 million for the year ended December 31, 2005 from $38.3 million for 2004. The decrease was primarily due to cost savings resulting from the restructuring of our North American and European operations during 2005.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense decreased $5.3 million, or 12% to $36.9 million for the year ended December 31, 2005 from $42.2 million for 2004. As a percentage of net sales, engineering and quality assurance expense decreased to 14% for the year ended December 31, 2005 from 15% for the same period in 2004.

Engineering expense decreased $5.5 million, or 15%, to $30.9 million for the year ended December 31, 2005 from $36.4 million for the same period in 2004. The decreases in engineering expense were primarily due to cost savings resulting from the restructuring of our North American and European operations during 2005.

Quality assurance expense increased $0.2 million, or 4%, to $6.0 million for the year ended December 31, 2005 from $5.8 million for the same period in 2004. Quality assurance expense for the year ended December 31, 2005 included support costs related to the transfer of production, both internally and externally to contract manufacturers, which resulted from the restructuring of our operations in Norway and North America, as well as expense related to the RoHS initiative.

Amortization of Intangible Assets.   Amortization of intangible assets remained constant at $3.9 million for both years ended December 31, 2005 and 2004.

Other changes in intangible asset balances from period to period relate primarily to the translation of the intangible asset balances from our subsidiaries’ functional currencies into U.S. dollars.

Restructuring Charge during Fiscal Year Ended December 31, 2005.   Effective January 1, 2003, we adopted SFAS 146. During 2005, we recorded pre-tax cash restructuring charges of $11.1 million in accordance with SFAS 146, of which $4.7 million related to severance payments for a reduction in headcount and $6.2 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecom power systems business, as well as consolidate our domestic facilities. We estimate that overall we will save approximately $30 million annually as a result of the restructuring initiatives implemented and have seen an increasing portion of these savings during the latter half of 2005. A summary of the restructuring activity recorded under SFAS 146 during the year ended December 31, 2005 is as follows, in millions:

	Restructuring Liabilities at January 1, 2005	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2005
Worldwide workforce reduction	$—	$4.7	$4.6	$0.1
Facilities closure	1.9	6.2	3.1	5.0
Other	0.4	0.2	0.6	—
	$2.3	$11.1	$8.3	$5.1

Asset Impairment.   As a result of the restructuring, during 2005 we recorded $5.1 million in asset impairment non-cash charges, in accordance with SFAS 144, for our building in Norway that was sold during the fourth quarter of 2005, for leasehold improvements for leased facilities whose operations are being closed, and for other long-lived assets that will no longer be used.

Loss from Operations.   As a result of the items above, loss from operations increased $19.8 million to a loss of $38.9 million for the year ended December 31, 2005 from an operating loss of $19.1 million for the same period in 2004.

Interest Income (Expense), Net.   Net interest income was $2.2 million for the year ended December 31, 2005 compared to net interest income of $1.2 million for the same period in 2004. The increase in net interest income between periods is largely attributable to changes in our cash management plan as well as to the decrease in interest expense resulting from the repayment of our long-term debt during the quarter ended March 31, 2004.

Other Income (Expense), Net.   Net other income was $0.3 million for the year ended December 31, 2005, compared with net other expense of $0.2 million for 2004. Net other income during 2005 included $1.7 million net gains related to foreign currency fluctuations, and $0.6 million of proceeds from the settlement of a lawsuit, offset by $2.0 million related to the impairment of certain foreign investments resulting from a forecast reduction for those enterprises and the related cash flow. Components of other expense during 2004 include the write-down of $1.1 million related to an investment we hold in a privately-held technology company and foreign currency losses, offset by income related to our joint venture and a VAT tax refund in Europe.

Provision for Income Taxes.   The provision for income taxes was $1.8 million for the year ended December 31, 2005 at our profitable international locations, compared to the provision for income taxes of $3.1 million for 2004. For the year ended December 31, 2005, we recorded a deferred income tax asset valuation allowance of approximately $14.3 million compared to $10.1 million recorded during the same period in 2004.

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

Comparison of Fiscal Year Ended December 31, 2004 with Fiscal Year Ended December 31, 2003

Net Sales.   Net sales increased $24.0 million, or 9%, to $280.3 million for the year ended December 31, 2004 from $256.3 million for the year ended December 31, 2003. We continued to see moderate growth within our industry during 2004 as customers ordered product at levels that reflected their current needs. Sales increases were attributable to volume growth in sales to certain communications and semiconductor automatic test equipment industry customers, and distributors. In addition, we estimate that approximately $8 to $10 million of the increase in net sales related to sales in foreign currencies as the US dollar experienced significant weakening during 2004.

Net sales for our two product lines were as follows, in millions:

	Year Ended December 31, 2004		Year Ended December 31, 2003
Embedded products	$200.2	71%	$173.2	68%
Power systems	80.1	29%	83.1	32%
Total	$280.3	100%	$256.3	100%

Net sales by customer category were as follows, in millions:

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

Our combined 180-day backlog on December 31, 2004 was $38.0 million, a decrease of 4% compared to backlog of $39.6 million on December 31, 2003. The slight decrease in backlog primarily reflects the shorter lead times within the industry. Our bookings were not significantly impacted by any new Vendor Managed Inventory (“VMI”) programs during 2004. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic “signal” or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which could result in higher turns business and a lower backlog. As such, we believe that backlog may not necessarily be a reliable indicator of future results over time.

Gross Profit (Loss).   Gross profit for the year ended December 31, 2004 was $97.9 million compared with a gross profit of $94.7 million for 2003. As a percentage of net sales, gross profit percentage decreased to 34.9% for the year ended December 31, 2004 from a gross profit percentage of 36.9% for the same period in 2003. Two factors contributed to the decrease in gross margin during the year ended December 31, 2004. First, we recorded $3.1 million, or approximately 1 point, in cost of goods sold related to write-offs for excess and obsolete inventory, the majority of which was related to some of our power systems products which are being discontinued. Second, during 2004 our product mix was unfavorable due to a decrease in sales of high-power products which carry an above-average gross margin, as well as significantly higher sales of telecom power systems to one of our largest telecom customers and of other embedded products, which have lower gross margins. We estimate that the product mix and volume sold in 2004 compared to 2003 negatively impacted our gross margin by approximately $1.5 million, or nearly one percent.

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

Other changes in intangible asset balances from period to period relate primarily to the translation of the intangible asset balances from our subsidiaries’ functional currencies into U.S. dollars.

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

Provision (Benefit) for Income Taxes.   The provision for income taxes was $3.1 million for the year ended December 31, 2004 at our profitable European locations, compared to the benefit for income taxes of $1.0 million for 2003. For the year ended December 31, 2004, we recorded a deferred income tax asset valuation allowance of approximately $10.1 million compared to $5.9 million recorded during the same period in 2003.

We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased $1.6 million, or 4%, to $37.1 million at December 31, 2005 from $35.5 million at December 31, 2004. Our primary uses of cash in 2005 consisted of $6.2 million for the acquisition of property and equipment, $5.4 million for operating activities and $4.3 million for the repurchase and retirement of 0.8 million shares of our own common stock. Our primary sources of cash in 2005 consisted of $7.9 million proceeds from the sale of property and equipment primarily related to our Norway building and Mexico facility, $6.9 million from the issuance of common stock primarily related to stock option exercises and $3.4 million and $1.7 million related to the net proceeds from held to maturity and available for sale investments, respectively.

Cash used in operating activities of $5.4 million included a net decrease in inventory of $10.2 million, of which $6.0 million related to the write-off of excess inventory and other inventory adjustments, and increases of $5.2 million and $4.3 million in accounts receivable, net, and accounts payable, respectively. In addition, cash used in operating activities also included approximately $8.3 million of cash payments relating to the Company’s restructuring plan.

We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2005, we had no outstanding balance on any credit facility.

We currently anticipate that our total capital expenditures for 2006 will be in the range of $5 to $7 million. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures will frequently change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Related Parties.   Stephens Inc., a significant stockholder, provided no financial advisory services to us during the year ended December 31, 2005 and 2004 and less than $0.1 million in the year ended December 31, 2003. A former officer of Stephens, Inc., now retired, is on our Board of Directors.

O’Melveny & Myers LLP provided general legal services to us of approximately $0.7 million, $1.1 million, and $0.9 million for the years ended December 31, 2005, 2004, and 2003, respectively. A former O’Melveny & Myers LLP partner, now retired, is on the Company’s Board of Directors. The Company owed O’Melveny & Myers LLP $0.1 million and $0.1 million at December 31, 2005 and December 31, 2004, respectively.

We maintain minority ownership in a number of investments, which are recorded on the balance sheet. These include investments in entities with which Power-One has a manufacturing relationship, including a joint-venture located in China, as well as an investment made in one of our contract manufacturers in Asia. The joint venture is accounted for under the equity-method, and the investment in the contract manufacturer is accounted for under the cost method, since we do not have significant influence on the contract manufacturer and own approximately 5% of the common equity. During 2003 we recorded an impairment charge on this investment of $5.7 million.

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

In February 2003, we acquired 100% of the equity of di/dt Inc. Prior to the acquisition, we held an exclusive license from di/dt for certain di/dt products, under which license we were making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, our outside counsel, O’Melveny & Myers LLP, held a modest equity position in di/dt, and our Chairman of the Board, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt. The total cost of the acquisition, including subsequent earn-out payments, was $17.5 million.

During 2005, we spent approximately $80,000 for lodging Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer, Brad Godfrey, owns a minority interest.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to lease obligations and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2006	$4.3	$1.9	$6.2
2007	3.1	—	3.1
2008	2.3	—	2.3
2009	1.9	—	1.9
2010	1.7	—	1.7
2011 and thereafter	2.7	—	2.7
Total	$16.0	$1.9	$17.9

Approximately $5.0 million of the operating lease commitments above were reserved for in the restructuring charge accrual for the year ended December 31, 2005.

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

Debt.   At December 31, 2005, we have no outstanding balance on any credit facility, and we believe that interest rate volatility would not have a material impact on our liquidity.

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2005, we had not entered into any significant foreign exchange contracts.

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

As of December 31, 2005, we had carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

Management’s Report on Internal Control Over Financial Reporting

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Power-One, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Power-One, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

Deloitte & Touche LLP
Los Angeles, California
March 9, 2006

Changes In Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rules 13a-15, during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

Not applicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information relating to our directors and nominees required by this item will be contained under the caption “Proposal 1: Election of Directors” in our definitive Proxy Statements related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and such information is incorporated herein by reference.

The information relating to our executive officers required by this item is included herein in Part I, Item 1 under the caption “Executive Officers of the Registrants,” and such information is incorporated by reference into this section.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and such information is incorporated herein by reference.

The information required pursuant to Item 406 of Regulation S-K is presented below.

We adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and all associated principal corporate and divisional/business unit financial managers. This code of ethics is posted in the “Governance” section within the “Investor Relations” pages of our Website. The Internet address for our Website is www.power-one.com.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, within the “Governance” section of our website per the address specified above.

ITEM 11—EXECUTIVE COMPENSATION

The information required for by this item will be contained under the caption “Executive Officer Compensation” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained under the caption “Other Information—Certain Relationships and Related Transactions” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item will be contained under the captions “Ratification of Independent Auditors—Principal Accountant Fees and Services” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2005, to be held on April 25, 2006, and is incorporated herein by reference.

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

POWER-ONE, INC.
	By:	/s/ WILLIAM T. YEATES
William T. Yeates
Chief Executive Officer
Date: March 9, 2006

POWER OF ATTORNEY

We the undersigned directors and officers of Power-One, Inc. hereby constitute and appoint William T. Yeates and Paul E. Ross, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Annual Report on Form 10-K, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ WILLIAM T. YEATES	Chief Executive Officer (Principal Executive Officer)	March 9, 2006
(William T. Yeates)
/s/ PAUL E. ROSS	Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 9, 2006
(Paul E. Ross)
/s/ STEVEN J. GOLDMAN	Chairman of the Board of Directors	March 9, 2006
(Steven J. Goldman)
/s/ KENDALL R. BISHOP	Director	March 9, 2006
(Kendall R. Bishop)
/s/ DR. HANSPETER BRÄNDLI	Director	March 9, 2006
(Dr. Hanspeter Brändli)
/s/ JON E. M. JACOBY	Director	March 9, 2006
(Jon E. M. Jacoby)
/s/ JAY WALTERS	Director	March 9, 2006
(Jay Walters)
/s/ MARK MELLIAR-SMITH	Director	March 9, 2006
(Mark Melliar-Smith)
/s/ GAYLA J. DELLY	Director	March 9, 2006
(Gayla J. Delly)

FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power One, Inc.:

We have audited the accompanying consolidated balance sheets of Power-One, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Los Angeles, California
March 9, 2006

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
NET SALES	$261,557	$280,279	$256,334
COST OF GOODS SOLD	184,870	182,375	161,668
GROSS PROFIT	76,687	97,904	94,666
EXPENSES:
Selling, general and administrative	58,561	67,827	62,427
Engineering and quality assurance	36,936	42,195	40,780
Amortization of intangibles	3,877	3,913	3,622
Restructuring costs	11,135	1,080	3,128
Asset impairment	5,098	1,991	—
Total expenses	115,607	117,006	109,957
LOSS FROM OPERATIONS	(38,920)	(19,102)	(15,291)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	2,371	1,792	1,644
Interest expense	(220)	(615)	(1,042)
Other income (expense), net	307	(165)	(4,484)
Total interest and other income (expense)	2,458	1,012	(3,882)
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(36,462)	(18,090)	(19,173)
PROVISION (BENEFIT) FOR INCOME TAXES	1,820	3,100	(969)
NET LOSS	$(38,282)	$(21,190)	$(18,204)
BASIC AND DILUTED LOSS PER SHARE	$(0.45)	$(0.25)	$(0.22)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	84,991	83,757	82,539

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,101	$35,504
Available for sale securities	5,767	7,516
Investments held to maturity	9,790	9,405
Accounts receivable:
Trade, less allowance for doubtful accounts of $3,733 in 2005 and $4,836 in 2004	58,877	56,397
Other	4,017	4,837
Inventories	41,956	54,311
Refundable income taxes	101	68
Prepaid expenses and other current assets	5,260	4,053
Total current assets	162,869	172,091
INVESTMENTS HELD TO MATURITY	31,048	34,788
PROPERTY AND EQUIPMENT, net	37,715	57,707
GOODWILL, net	31,850	33,425
OTHER INTANGIBLE ASSETS, net	20,658	24,657
OTHER ASSETS	1,533	4,385
TOTAL	$285,673	$327,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,268	$29,613
Restructuring reserve	5,098	2,288
Deferred income taxes	1,270	1,497
Other accrued expenses	21,304	21,986
Total current liabilities	59,940	55,384
DEFERRED INCOME TAXES	937	633
OTHER LIABILITIES	301	999
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 85,588 and 84,252 shares issued and outstanding at December 31, 2005 and 2004	86	84
Additional paid-in capital	606,315	602,737
Deferred compensation	—	(44)
Accumulated other comprehensive income	21,164	32,048
Accumulated deficit	(403,070)	(364,788)
Total stockholders’ equity	224,495	270,037
TOTAL	$285,673	$327,053

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
NET LOSS	$(38,282)	$(21,190)	$(18,204)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized Gain (Loss) on Investments	(675)	(317)	—
Foreign currency translation adjustments	(10,209)	8,318	5,633
COMPREHENSIVE LOSS	$(49,166)	$(13,189)	$(12,571)

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock—$.001 Par Value		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
BALANCE, DECEMBER 31, 2002	79,998,619	$80	$586,038	$—	$18,414	$(325,394)	$279,138
Net loss						(18,204)	(18,204)
Other comprehensive loss:
Cumulative translation adjustment					5,633		5,633
Total comprehensive loss							(12,571)
Issuance of common stock under stock option and purchase plans	652,159	1	1,939				1,940
Stock compensation	1,042,314	1	(739)	(662)			(1,400)
Issuance of common stock in connection with acquisition	1,615,462	1	8,211				8,212
BALANCE, DECEMBER 31, 2003	83,308,554	83	595,449	(662)	24,047	(343,598)	275,319
Net loss						(21,190)	(21,190)
Other comprehensive loss
Cumulative translation adjustment					8,318		8,318
Unrealized gain (loss) on investments					(317)		(317)
Total comprehensive loss							(13,189)
Issuance of common stock under stock option and purchase plans	613,065	1	3,246				3,247
Stock compensation	32,125	—	825	618			1,443
Issuance of common stock in connection with acquisition	298,383	—	3,217				3,217
BALANCE, DECEMBER 31, 2004	84,252,127	84	602,737	(44)	32,048	(364,788)	270,037
Net loss						(38,282)	(38,282)
Other comprehensive loss
Cumulative translation adjustment					(10,209)		(10,209)
Unrealized gain (loss) on investments					(675)		(675)
Total comprehensive loss							(49,166)
Issuance of common stock under stock option and purchase plans	2,089,592	2	6,915				6,917
Stock compensation	32,125	—	930	44			974
Purchase and retirement of common stock	(786,010)	—	(4,267)				(4,267)
BALANCE, DECEMBER 31, 2005	85,587,834	$86	$606,315	$—	$21,164	$(403,070)	$224,495

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,282)	$(21,190)	$(18,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,949	16,396	16,049
Asset impairment (a)	5,098	1,991	—
Investment write-off (b)	2,049	1,118	5,723
Stock compensation	1,107	1,617	1,188
Tax obligations associated with stock compensation plans (c)	(133)	(174)	(2,588)
Exchange (gain) or loss	(1,075)	148	(1,657)
Net (gain) loss on disposal of property and equipment	(61)	(190)	360
Deferred income taxes	409	(1,019)	1,010
Changes in operating assets and liabilities:
Accounts receivable, net	(5,231)	8,050	(7,685)
Notes receivable	—	804	6,681
Inventories	10,205	(1,210)	(103)
Refundable income taxes	(27)	1,088	(1,109)
Prepaid expenses and other current assets	(1,376)	(279)	2,934
Accounts payable	4,270	(7,290)	7,373
Restructuring reserve	2,843	(3,404)	(2,620)
Accrued expenses	466	2,552	(15,974)
Other liabilities	(638)	32	49
Net cash used in operating activities	(5,427)	(960)	(8,573)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(252)	(7,516)	—
Purchases of held to maturity investments	(7,810)	(44,193)	—
Proceeds from available-for-sale investments	2,001	—	—
Proceeds from held to maturity investments	11,201	—	—
Acquisition of property and equipment	(6,236)	(7,330)	(7,316)
Proceeds from sale of property and equipment	7,915	1,933	4,782
Other assets	123	(399)	(553)
Investment in di/dt, net of cash acquired	—	—	(591)
Net cash provided by (used in) investing activities	6,942	(57,505)	(3,678)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	—	—	1,234
Repayments of borrowings on bank credit facilities	—	(2,008)	—
Bank overdraft	—	—	(11)
Repayments of borrowings on long-term debt	—	(9,054)	(687)
Principal payments under long-term capital leases	—	—	(58)
Issuance of common stock	6,917	3,247	1,940
Repurchases of common stock	(4,267)	—	—
Net cash provided by (used in) financing activities	2,650	(7,815)	2,418
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,568)	2,277	2,231
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,597	(64,003)	(7,602)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	35,504	99,507	107,109
CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,101	$35,504	$99,507
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$4	$192	$960
Income taxes	$172	$(1,285)	$1,151

(a)              The asset impairment charges of $5,098 and $1,991 for the years ended December 31, 2005 and 2004, respectively, related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

(b)              The $2.0 million investment write-off for the year ended December 31, 2005 related to the write-off of a foreign investment and was recorded as other expense.

The $1.1 million investment write-off for the year ended December 31, 2004 related to a $1.3 million investment in a private technology company that was written down to a fair value of $0.2 million and was recorded as other expense.

The $5.7 million investment write-off for the year ended December 31, 2003 related to an investment in a privately-held company and was recorded as other expense. The Company has approximately a 5% interest in a contract manufacturer in Asia. This investment is being accounted for under the cost method. This contract manufacturer is a significant supplier to the Company. During 2003, $5.7 million of the investment was written off as this company recently went through a significant restructuring and revised its forecast. This analysis indicated that the investment was impaired, and the Company wrote the investment down to fair value based on the valuation analysis performed.

(c)               The total number of shares issued on January 31, 2003 (the “Payment Date”) in connection with the Deferred Compensation Plan was approximately 0.9 million shares which is net of approximately 0.5 million shares that were withheld to satisfy the employees’ tax obligation. The Company paid the tax obligation of $2.6 million in cash in lieu of issuing shares.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On February 14, 2003, the Company acquired all the capital stock of di/dt, Inc. for approximately 1.4 million shares of the Company’s common stock valued at $6.3 million and $1.0 million cash and acquisition costs.

In conjunction with the acquisition, liabilities were assumed as follows (in thousands):

Fair value of tangible assets acquired	$7,516
Fair value of goodwill	2,183
Fair value of product technology	3,818
Cash paid for di/dt’s capital stock and acquisition costs	(966)
Prior investment in di/dt	(5,074)
Fair value of stock issued for di/dt’s capital stock	(6,337)
Liabilities assumed	$1,140

Subsequent to the acquisition date, the Company distributed a total of 0.5 million shares of the Company’s common stock to former di/dt shareholders during 2003 and 2004 valued at $5.1 million in connection with the earn-out provision of the acquisition. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extend beyond December 31, 2004.

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 1. GENERAL INFORMATION

The accompanying consolidated financial statements of Power-One, Inc. (the “Company” or “Power-One”) reflect the consolidated results of its operations for the years ended December 31, 2005, 2004 and 2003 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The year ended January 1, 2006 is described for simplicity as December 31, 2005. The year ended January 2, 2005, described as December 31, 2004, was a 53-week year.

The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, China, Slovakia and at several contract manufacturers located throughout the world, predominantly in Asia.

The Company operates in one industry segment which consists of the design, development and manufacture of power conversion products primarily for the communications infrastructure market. The Company sells its products and grants credit to customers in this industry, primarily in the United States, Europe, and Asia. Net sales to Cisco Systems and its contract manufacturers, collectively the Company’s largest customer, were approximately 15% of sales during each of the years ended December 31, 2005, 2004 and 2003. Solectron and its subsidiaries, which are contract manufacturers for Cisco Systems, represented approximately 12% of the Company’s trade accounts receivable balances as of December 31, 2005 and 2004.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company generally recognizes revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory (“VMI”) programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves the Company’s warehouse. Revenue is only recognized when collectibility is reasonably assured. The Company may charge shipping and handling costs to customers, which are included in revenue and cost of goods sold.

The Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if the Company discontinues a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Finally, the Company may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

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

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventories are written down quarterly based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet.

Investments—The Company has investments in certain debt securities that have been classified on the balance sheet as available-for-sale securities or investments held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments and Debt and Equity Securities,” (SFAS 115). SFAS 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments held-to-maturity are recorded on the balance sheet at cost. Available-for-sale securities are recorded at fair value, with

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

unrealized gains and losses (net of applicable income taxes) included in accumulated other comprehensive income. Realized gains and losses are determined using the specific identification method. The Company also holds certain equity available-for-sale securities which have been recorded in other assets on the balance sheet.

The Company also holds investments in private enterprises. These investments are included in other assets on the Company’s balance sheet and are accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the straight-line and double-declining balance methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever are shorter. Property and equipment held for sale has been classified in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher AG in 1998, of IPD in 1999, and of di/dt, Inc. in 2003, which were allocated among certain intangible items determined by management to have value, such as the Company’s name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three to 20 years, using the straight-line method.

Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

Restructuring Costs—The Company records restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. Restructuring costs related to the downsizing of the Company’s operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

Additionally, the Company’s subsidiary Power-One Limited operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for the U.S. federal and state income tax that would be paid on unremitted earnings from this or any other overseas subsidiaries, as there is no intent to remit any such earnings.

Deferred Income Tax Asset Valuation Allowance—The Company records a deferred income tax asset in jurisdictions where it generates a loss. The Company also records a valuation allowance against these deferred income tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Stock Compensation—Through the year ended December 31, 2005, the Company used the intrinsic-value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options granted to employees. Accordingly, the Company has not recognized compensation expense for stock option grants to employees in the Consolidated Statements of Operations that were made at fair market value.

SFAS 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, the recognition of compensation expense for employee stock-based compensation arrangements using the fair value method of accounting through December 31, 2005. The Company has elected the “disclosure only” alternative and has disclosed the pro forma net loss per share amounts using the fair value method. In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” the required pro forma disclosure is shown below.

	Year Ended December 31,
	2005	2004	2003
	(In millions, except per share data)
Net loss, as reported	$(38.3)	$(21.2)	$(18.2)
Add: Stock-based employee compensation expense included in reported net loss	1.1	1.6	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method	(20.0)	(15.3)	(23.5)
Pro forma net loss	$(57.2)	$(34.9)	$(40.5)
Loss per share:
Basic and Diluted—as reported	$(0.45)	$(0.25)	$(0.22)
Basic and Diluted—pro forma	$(0.67)	$(0.42)	$(0.49)

Included in the $20.0 million of proforma stock-based employee compensation expense for the year ended December 31, 2005 in the table above, is expense associated with the Company’s decision to accelerate most of its stock options during the year ended December 31, 2005. The Company believes that no further compensation expense will be required in future periods associated with the affected options.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The pro forma amounts for the fiscal years ended December 31, 2005, 2004 and 2003 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in each respective year. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.2%	3.9%	3.5%
Volatility	46.7%	49.3%	72.1%
Option life, years	4.8	5.9	5.9
Dividends	—	—	—
Fair value of options granted, millions	$0.2	$12.1	$13.9
Weighted-average estimated values of options granted	$2.25	$4.99	$4.10

Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share (“EPS”) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of stock compensation. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Dilutive stock options have an anti-dilutive effect on EPS in a period with a net loss, and therefore are excluded from the EPS computation.

Engineering—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred in accordance with SFAS 2, “Accounting for Research and Development Costs”.

Warranties—The Company generally offers its customers a two-year warranty on products sold, although warranty periods may vary by product type and application. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred.

Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company did not hold any derivative financial instruments during the years presented.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Conversion of Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity. The Company has not tax-effected the cumulative translation adjustment as there is no intention to remit the earnings.

Segment Reporting—The Company operates as one segment in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker and management personnel view the Company’s performance and make resource allocation decisions by looking at the Company as a whole. Although there are different product lines within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 that must be met to combine segments. The Company’s products are all power conversion and power management products primarily geared toward the communication industry, and the sales force sells products from all divisions. The nature of the production process is similar across divisions, and manufacturing for the different divisions occurs in common facilities. Generally, the same engineers with the same qualifications design and manufacture products across divisions. The types and class of customers are similar across the divisions and product lines, and products are distributed through common channels and distributor networks.

Recent Pronouncements and Accounting Changes—In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS 151 will have a material effect on its financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. Under this method, compensation cost will be recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated under SFAS 148 for pro forma disclosures. Valuing a stock option is a complex calculation that can be performed by a number of valuation methods, such as the Black-Scholes or lattice binomial methods. Each valuation method, however, may utilize a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. The Company will recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. Changes in the Company’s estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact operating results if a substantial number of options is granted in the future.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. In addition, the Statement also requires that a change in depreciation or amortization for long-lived assets be accounted for as a change in accounting estimate effected by a change in accounting principle. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt provisions of SFAS 154 for the fiscal year beginning January 1, 2006. Management currently believes the adoption of the provisions of SFAS 154 will not have a material impact on its financial position or results of operations.

NOTE 3. ACQUISITIONS

On February 14, 2003, the Company completed its acquisition of di/dt Inc., a Delaware corporation based in Carlsbad, California and a technology innovator in the design and manufacture of high-density DC/DC converters used mainly in communications systems and networking environments. The Company acquired di/dt primarily for its innovative technology in the DC/DC space.

The purchase price for di/dt was approximately $17.5 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company’s common stock valued at $6.3 million at acquisition; $1.0 million in cash and acquisition costs; and 0.5 million shares of the Company’s common stock paid as earn-out to the former shareholders of di/dt during 2003 and 2004 valued at $5.1 million. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extended beyond December 31, 2004. In addition to the purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense in 2003.

The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net tangible assets acquired was recognized as goodwill and product technology. Product technology is being amortized over five years. The consolidated statements of operations, comprehensive income (loss) and cash flows for the fiscal year ended December 31, 2003, include ten months of di/dt’s operations. No pro forma information is included herein, as di/dt was not material to the Company’s financial position or results of operations.

Prior to the acquisition, the Company held an exclusive license from di/dt for certain current and prospective di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc., a significant shareholder of the Company, was also a significant shareholder in di/dt. Additionally, the Company’s outside counsel held a modest equity position in di/dt, and the Company’s Chairman of the Board, Mr. Goldman, held a very small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 4. INVESTMENTS

The Company has investments in certain debt securities that have been classified on the balance sheet as investments held-to-maturity and certain other securities that have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company also has certain equity securities that have been classified as available-for-sale securities that are recorded in other assets on the balance sheet. Investments held-to-maturity are recorded on the balance sheet at cost, and available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	December 31, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$34.7	$(0.6)	$34.1
Other fixed income investments	11.9	—	11.9
	$46.6	$(0.6)	$46.0

	December 31, 2004
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$39.2	$—	$39.2
Municipal notes and bonds	2.0	—	2.0
Other fixed income investments	10.5	0.2	10.7
	$51.7	$0.2	$51.9

	December 31, 2005	December 31, 2004
Reported as:
Available-for-sale securities	$5.8	$7.5
Investments held to maturity, short-term	9.8	9.4
Investments held to maturity	31.0	34.8
Total	$46.6	$51.7

The fair value of the Company’s investments held-to-maturity at December 31, 2005, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$9.8	$9.8
Due in 1—2 years	8.0	7.8
Due in 2—5 years	23.0	22.6
	$40.8	$40.2

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company also has investments in private enterprises, including a joint-venture located in China, that are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, which is classified as an available-for-sale security. As of December 31, 2005, the Company had recorded $1.0 million of unrealized losses related to this investment in accumulated other comprehensive income. All of such investments are included in other assets in the balance sheet.

NOTE 5. INVENTORIES

Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 31,
	2005	2004
Raw materials	$22.8	$29.8
Subassemblies-in-process	4.8	6.1
Finished goods	14.4	18.4
	$42.0	$54.3

The Company looks at historical and projected usage for inventory in what is determining excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During 2005, 2004 and 2003, the Company wrote off $6.0 million, $3.1 million and $1.4 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in millions):

	December 31,
	2005	2004
Land	$—	$1.1
Buildings (useful lives of 20 to 30 years)	4.3	14.8
Factory and office equipment (useful lives of 3 to 10 years)	70.8	83.8
Vehicles (useful lives of 3 to 7 years)	0.3	0.6
Leasehold improvements (useful lives of 5 to 10 years)	10.4	13.9
Construction in progress	3.2	2.7
	89.0	116.9
Less accumulated depreciation and amortization	51.3	59.2
	$37.7	$57.7

During the fourth quarter of 2005, the Company sold its excess facility in Norway for net cash proceeds of approximately $5.8 million and recorded a gain on the sale of the building of approximately $2.7 million against impairment charges. During the first fiscal quarter of 2005, the facility was determined to be excess and was impaired by $2.9 million based on an independent appraisal of the facility. Additionally, the Company sold its Mexico facility, which was previously impaired, for net cash proceeds of $1.7 million and recorded a loss on sale of approximately $0.1 million.

During 2004, the Company sold assets held for sale for $1.5 million and recorded a loss on sale of less than $0.1 million.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

During 2003, the Company sold one of its closed facilities that was held for sale for $4.8 million and recorded a gain on sale of approximately $0.2 million.

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following (in millions):

	December 31, 2005
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$37.1	$5.3	$31.8
Trade name	16.6	5.2	11.4
Subtotal	53.7	10.5	43.2
Amortizable intangibles
Product technology	24.8	19.8	5.0	9
Other	10.7	6.4	4.3	15
Subtotal	35.5	26.2	9.3
Total	$89.2	$36.7	$52.5

	December 31, 2004
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$39.1	$5.7	$33.4
Trade name	16.6	5.2	11.4
Subtotal	55.7	10.9	44.8
Amortizable intangibles
Product technology	25.4	17.3	8.1	9
Other	10.7	5.5	5.2	15
Subtotal	36.1	22.8	13.3
Total	$91.8	$33.7	$58.1

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

The Company performed an impairment test of goodwill and of the Company’s trade name in accordance with SFAS 142 during the third quarter of 2005 and 2004. Based on the impairment tests performed using a discounted cash flow approach, there was no impairment of the goodwill or the Company’s trade name.

During 2003, the Company completed an acquisition, which was accounted for using the purchase method of accounting. The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the aggregate purchase price over the estimated fair values of the net

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

tangible assets acquired was recognized as goodwill and product technology in the amount of $2.2 million and $3.8 million, respectively. Product technology is being amortized over five years.

Estimated future amortization expense is as follows, in millions:

Year Ending December 31,	Amortization Expense
2006	$3.0
2007	2.9
2008	1.2
2009	0.5
2010	0.4
Total	$8.0

As earn-out consideration for attainment of defined operational performance for years 2004 and 2003, the Company distributed a total of 0.3 and 0.2 million shares during 2004 and 2003, respectively, of the Company’s common stock to the former shareholders of di/dt. These payments were recorded as additional goodwill.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows (in millions):

	December 31,
	2005	2004
Beginning balance	$33.4	$29.1
Increase in goodwill related to acquisition	—	3.2
Changes due to foreign currency fluctuations	(1.6)	1.1
Ending balance	$31.8	$33.4

NOTE 8. CREDIT FACILITIES AND BORROWINGS

In February 2004, the Company elected to repay from its cash on hand the long-term debt of $9.1 million, which had been incurred for the purchase of a subsidiary’s office and manufacturing facility in Norway.

In addition, the Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 31, 2005 and 2004, the Company had no outstanding balance on any credit facility.

At December 31, 2005 and 2004, the Company was in compliance with all debt covenants.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	December 31,
	2005	2004
Accrued payroll and related expenses	$4.0	$5.3
Accrued income taxes	5.1	5.1
Accrued bonuses	4.0	2.1
Accrued warranties	2.0	3.4
Other accrued expenses	6.2	6.1
	$21.3	$22.0

NOTE 10. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

During 2005, the Company implemented a restructuring plan which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.” The Company recorded pre-tax charges of $11.1 million for restructuring costs and pre-tax non-cash charges of $5.1 million in asset impairment costs during the year ended December 31, 2005 related to the restructuring of its worldwide operations.

During 2004, the Company announced a restructuring plan in accordance with SFAS 146 related to the restructuring of the Company’s manufacturing and engineering operations primarily in Europe. The Company recorded pre-tax restructuring charges of $1.1 million and pre-tax non-cash asset impairment charges of $2.0 million.

During 2003, the Company announced a restructuring plan and recorded pre-tax charges of $3.1 million in accordance with SFAS 146 related to the restructuring of the Company’s manufacturing and engineering facilities, of which $0.9 million were cash charges and $2.2 million were pre-tax charges related to lease obligations.

The restructuring costs and asset impairment charges are classified as operating expenses. All restructuring obligations have been or will be settled with cash.

Restructuring Costs

As of December 31, 2005 the remaining restructuring obligations relate to facilities closures and severance. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2011.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

A summary of the restructuring activity during the year ended December 31, 2005 is as follows (in millions):

	Restructuring Liabilities at January 1, 2005	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2005
Worldwide workforce reduction	$—	$4.7	$4.6	$0.1
Facilities closure	1.9	6.2	3.1	5.0
Other	0.4	0.2	0.6	—
	$2.3	$11.1	$8.3	$5.1

A summary of the restructuring activity during the year ended December 31, 2004 is as follows (in millions):

	Restructuring Liabilities at January 1, 2004	Restructuring Charges	Applications of Reserve	Restructuring Liabilities at December 31, 2004
Worldwide workforce reduction	$0.5	$0.7	$1.2	$—
Facilities closure	5.2	—	3.3	1.9
Other	—	0.4	—	0.4
	$5.7	$1.1	$4.5	$2.3

The 2005, 2004 and 2003 restructuring charges are comprised of the following (in millions):

	Restructuring Costs Year Ended December 31,
	2005	2004	2003
Worldwide workforce reduction	$4.7	$0.7	$0.9
Facilities closure	6.2	—	2.2
Other costs	0.2	0.4	—
Total	$11.1	$1.1	$3.1

2005 Restructuring Costs

The restructuring charge of $11.1 million for the year ended December 31, 2005 included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 250 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The Company expects to pay the remaining severance obligations as of December 31, 2005 during the first quarter of 2006. The facilities closure charge includes $4.3 million of continuing lease obligations related to a North American facility. In accordance with SFAS 146, the Company measured and recognized the additional liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents. The charge includes amounts expected to be paid over the life of the lease which extends into 2011. The facilities closure charge also includes a lease termination fee of $1.0 million which the Company paid out during 2005. All restructuring charges are expected to be settled with cash.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2004 Restructuring Costs

The $0.7 million of restructuring charge for workforce reduction during 2004 was related to approximately 45 positions eliminated, primarily in Switzerland and in Norway. The reductions in Norway related to the Company’s 2003 restructuring plan to consolidate manufacturing facilities internally and shift production to outside contract manufacturers. All severance and related benefits were paid out during 2004. The $0.4 million of other restructuring charges were for settlement payments and legal costs resulting from a settlement agreement related to the closure of the Boston, Massachusetts facility during 2001. A settlement agreement was reached during the fourth quarter of 2004 between the Company and the employees impacted by the 2001 restructuring of the Boston facility.

2003 Restructuring Costs

The $0.9 million of restructuring charge for workforce reduction during 2003 was related to 49 positions eliminated during the fourth quarter of 2003, of which 27 were located in Norway and 22 were located in North America. The reductions in Norway were comprised of manufacturing positions and were part of the Company’s plan to consolidate manufacturing facilities internally and shift production to outside contract manufacturers. All remaining severance and related benefits were paid out during 2004.

The facilities closure charge of $2.2 million mainly represents a portion of the continuing lease obligations for a North American facility, which has been partially vacated with no future economic benefit. Due to the industry downturn and the slow recovery that has followed, a significant portion of these premises is unused and the Company has determined that no economic benefit will be gained from a portion of this facility. In accordance with SFAS 146, the Company measured and recognized a liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents.

Impairment of Fixed Assets, Purchased Intangible Assets and Certain Investments

During 2005, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended December 31, 2005. These assets consisted of an owned building in Norway that was initially held for use and written down to fair market value, and then sold during 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges include cash components.

During the first quarter of 2005, the Company determined that an investment in a foreign enterprise, recorded in other assets on the balance sheet, was impaired. The impairment charge of $2.0 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

that the carrying values of the fixed assets would not be recovered from future cash flows. In addition, the Company recorded non-cash asset impairment charges of $1.3 million when it wrote down the book value of an idle facility in Mexico to fair value which the Company determined based on current market activity.

During the year ended December 31, 2004, the Company recorded a $1.1 million investment write-off related to a $1.3 million investment in a privately-held technology company which was written down to a fair market value of $0.2 million. The impairment charge of $1.1 million was recorded in other expense.

NOTE 11. COMMON STOCK

Stock Plans—In February 1996, the Board of Directors approved a stock option plan (the “1996 Plan”). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. In May 2004, the 1996 Plan was amended by the Board of directors to terminate the option to further increase shares issuable under this plan, to grant to non-employees, and to reprice shares. The Company can issue either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. At December 31, 2005, 16.7 million shares were reserved under the 1996 plan, of which 1.1 million were available for future grants. The option price is determined by the Board of Directors based on the fair market value of the Company’s common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allow for vesting over five years if certain performance measures are met. In connection with the issuance of stock options in 1997 and 2002, the Company has computed compensation cost for the difference between the estimated fair market values and the option exercise prices at the date of grant totaling approximately $0.2 million and $0.9 million, respectively, which is being amortized over the vesting periods of the options. There was no material compensation expense recorded in 2005, 2004 and 2003 related to these stock options.

In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the “2001 Plan”). The Company only issued non-qualified stock options under the 2001 Plan, and did not issue options under the 2001 Plan to a member of the Board of Directors or an executive officer (i.e. an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). The Board of Directors determined the option price based on the fair market value of the Company’s common stock on the date of grant. All options under the 2001 Plan were granted at fair market value. Options granted under the 2001 Plan generally vest over four years. In May 2004, the Board of Directors approved an amendment to this plan whereby the Company may not grant additional awards under the 2001 Plan and the Company may not reprice options previously granted under this plan. As of December 31, 2005, approximately 1.8 million shares of common stock were issued and outstanding under the 2001 Plan.

In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the “2004 Plan”) for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option price is determined by the Board of Directors based on the fair market value of the Company’s common stock on the date of grant. The existing options generally vest over four-year terms. At December 31, 2005, 4.7 million shares were available for future grants.

Stock Awards—In fiscal year 2003, the Company began granting employees stock awards such as restricted shares and stock units in addition to stock options. The stock award program offers certain key

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

employees the opportunity to earn shares of the Company’s stock over time. Stock awards are grants that entitle the holder to shares of common stock as the award vests, generally over a four-year period.

During the year ended December 31, 2005, the Company issued 1.3 million stock units to key employees which vest over four years. The company recorded stock compensation expense on a straight-line basis related to this grant of $0.9 million during the year ended December 31, 2005. During the year ended December 31, 2003, the Company issued 0.3 million restricted stock shares and stock units, resulting in compensation expense of $1.6 million and $0.6 million and deferred compensation of $44,000 and $0.7 million, for the years ended December 31, 2004 and 2003, respectively.

The following activity has occurred under our plan:

	Millions of Options	Weighted Average Exercise Price
Awards outstanding—December 31, 2002	—	$—
Awards granted	0.3	$7.32
Awards vested	(0.1)	$6.18
Awards cancelled	—	$—
Awards outstanding—December 31, 2003	0.2	$7.73
Awards granted	—	$—
Awards vested	(0.1)	$7.37
Awards cancelled	—	$—
Awards outstanding—December 31, 2004	0.1	$8.48
Awards granted	1.3	$4.44
Awards vested	(0.1)	$8.48
Awards cancelled	(0.1)	$4.42
Awards outstanding—December 31, 2005	1.2	$4.44

Stock Options—On February 23, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under the 1996 Plan, the 2001 Plan and the 2004 Plan, which stock options have an exercise price greater than $5.00. The closing price of the Company’s common stock on the NASDAQ National Market to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the SFAS 123 (R), “Share-Based Payment,” which will require the Company to treat unvested stock options as an expense effective at the beginning of the Company’s first fiscal quarter of 2006. By accelerating the vesting of the affected stock options now, the Company elected to recognize an immaterial amount of compensation expense of $0.1 million during the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. The Company believes that no further compensation expense will be required in future periods associated with the affected options.

Total options exercisable under the 1996 Plan, the 2001 Plan and the 2004 Plan as of December 31, 2005, 2004 and 2003 were 9.9 million, 8.7 million and 5.6 million, respectively. Weighted average exercise

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

prices under the 1996 Plan, the 2001 Plan and the 2004 Plan as of December 31, 2005, 2004 and 2003 were $9.73, $10.47 and $11.47, respectively.

Stock option activity of the Company is as follows:

	Millions of Options	Exercise Price per Option	Weighted Average Exercise Price
Options outstanding—December 31, 2002	11.1	$0.10 - $83.75	$10.51
Options granted	3.4	$4.31 - $12.46	$5.89
Options exercised	(0.6)	$0.10 - $ 9.00	$2.78
Options cancelled	(1.2)	$2.05 - $83.75	$13.15
Options outstanding—December 31, 2003	12.7	$0.34 - $83.75	$9.39
Options granted	2.4	$6.20 - $14.26	$9.52
Options exercised	(0.5)	$0.34 - $ 9.55	$4.77
Options cancelled	(0.6)	$2.32 - $83.75	$12.12
Options outstanding—December 31, 2004	14.0	$0.34 - $83.75	$9.44
Options granted	0.1	$4.46 - $ 7.07	$4.70
Options exercised	(2.0)	$0.34 - $ 7.19	$3.22
Options cancelled	(1.7)	$2.05 - $83.75	$16.52
Options outstanding—December 31, 2005	10.4	$0.34 - $82.22	$9.48

The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 0.34 - $ 2.05	0.7	2.08 yrs	$1.55	0.7	$1.55
$ 2.32 - $ 5.76	1.6	5.20 yrs	$4.39	1.1	$4.26
$ 5.77 - $ 5.77	2.0	5.75 yrs	$5.77	2.0	$5.77
$ 5.86 - $ 8.92	1.7	7.01 yrs	$6.78	1.7	$6.78
$ 8.99 - $ 9.12	1.6	8.54 yrs	$9.12	1.6	$9.12
$ 9.13 - $20.00	1.5	5.40 yrs	$12.64	1.5	$12.64
$20.25 - $82.22	1.3	4.36 yrs	$25.80	1.3	$25.80
$ 0.34 - $82.22	10.4	5.84 yrs	$9.48	9.9	$9.73

Deferred Compensation Plan—On October 4, 2001, the Company’s Board of Directors approved a Deferred Compensation Plan (the “Deferred Plan”). The purpose of the Deferred Plan was to motivate and retain eligible employees and non-employee directors by permitting them to defer compensation into stock units that would be paid out in the form of shares of the Company’s common stock in January 2003. For the period beginning on October 22, 2001 and ending on October 20, 2002 (the “Deferral Period”), eligible employees elected irrevocably to defer up to 50% of their base salary and eligible directors elected irrevocably to defer up to 100% of their compensation related to regularly scheduled meetings. The Company matched the deferral at 100% in January 2003. The Deferred Plan provided for these amounts to be settled in the Company’s common stock on the first day following the public release of earnings of the Company for the fiscal year ending December 31, 2002 which was January 31, 2003 (the “Payment Date”). For participants under the Plan as of October 31, 2001, the number of shares of the Company’s common stock distributed to the employee or director on the Payment Date was equal to the sum of (i) amount

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

deferred plus (ii) the 100% Company match, divided by $6.00. Participants (i.e. new employees) entering the Plan after October 31, 2001 received a number of shares of the Company’s common stock on the Payment Date equal to the sum of (i) amount deferred plus (ii) the 100% Company match, divided by the average of the Company’s stock price over the ten trading days preceding the first day of the Company’s applicable pay period which follows the participant’s irrevocable election to participate.

The Company recognized the amount deferred by the employees and directors as compensation expense ratably during the Deferral Period. The Company recognized the amount matched by the Company as compensation expense ratably during the period beginning on October 22, 2001 and ending on the Payment Date. Compensation expense recognized by the Company was equal to the total number of shares to be distributed to each employee and director multiplied by the fair market value, or $8.43, on the measurement date, October 18, 2001. For the year ended December 31, 2003 the Company recorded approximately $0.5 million in compensation expense related to the Deferred Plan. No compensation expense was recognized during 2005 or 2004 under the Deferred Plan.

The stock unit equivalent of the amount deferred by the employee vested at the end of each pay period, whereas the stock unit equivalent of the Company’s match vested on the Payment Date. The Plan provided for certain prorating of vesting and for distribution of shares in the event employment or director service ends (either voluntarily or involuntarily) before the Payment Date. The total number of shares issued on the Payment Date in connection with this plan was approximately 0.9 million shares which is net of approximately 0.5 million shares that were withheld to satisfy the employees’ tax obligation. The Company paid the tax obligation of $2.6 million in cash in lieu of issuing shares.

Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. The plan qualifies for non-compensatory status under APB 25, Paragraph 7 as it meets the following criteria: all full-time employees are able to participate in the plan; the stock is offered equally to all eligible employees; the purchase right is limited to a reasonable time period; and the discount from the market price of the stock is reasonable and in compliance with Section 423 of the Internal Revenue Code. No compensation cost is recognized for shares issued under this plan. Substantially all of the Company’s domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company’s common stock. Through the year ended December 31, 2005, the plan provided the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever was lower. Effective January 1, 2006, the plan will provide the participants the opportunity to purchase shares at 95% of the fair market value on the last day of the respective offering period. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 2005, 2004 and 2003 there were 0.5 million, 0.4 million and 0.3 million shares issued cumulatively under this plan, respectively.

Treasury Stock—In May 2005, the Company received authorization from its Board of Directors to purchase and retire up to $20 million of its outstanding common stock in open-market transactions until December 31, 2006. As of December 31, 2005, the Company had repurchased and retired 0.8 million shares of its common stock at an average price of $5.43 per share for an aggregate purchase price of $4.3 million.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 12. RETIREMENT PLANS

The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The Company has a 401(k) profit sharing plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.3 million, $0.5 million, and $0.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 13. INCOME TAXES

Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2005	2004	2003
United States	$(32.0)	$(17.4)	$(20.7)
Non-United States	(4.5)	(0.7)	1.5
Total	$(36.5)	$(18.1)	$(19.2)

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	1.2	4.3	(2.7)
Total current	1.2	4.3	(2.7)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	0.6	(1.2)	1.7
Total deferred	0.6	(1.2)	1.7
Provision (benefit) for income taxes	$1.8	$3.1	$(1.0)

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The components of deferred income tax assets (liabilities) are as follows (in millions):

	Year Ended December 31,
	2005			2004
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.3	$0.1	$—	$0.6	$0.1	$—
Sales discount reserve	0.5	0.1	—	0.7	0.1	—
Bad debt reserve	0.4	0.1	1.1	0.6	0.1	—
Inventory reserve	3.5	0.6	(1.1)	2.4	0.4	(0.3)
Warranty reserve	0.5	0.1	—	1.0	0.2	0.1
Other	1.2	0.2	0.2	0.5	0.1	(0.2)
Subtotal	6.4	1.2	0.2	5.8	1.0	(0.4)
Valuation allowance	(6.4)	(1.2)	(1.5)	(5.8)	(1.0)	(1.1)
Total current	—	—	(1.3)	—	—	(1.5)
Non-current:
NOL	85.9	5.7	14.4	81.1	4.4	11.8
Intangible assets	2.9	3.1	—	(1.5)	(0.3)
Restructuring allowance	1.3	0.4	0.1	0.7	0.1
Fixed assets	0.2	0.1	(0.2)	(0.8)	2.1	1.4
Other	(0.2)	0.6	(0.6)	2.6	1.1	(0.1)
Subtotal	90.1	9.9	13.7	82.1	7.4	13.1
Valuation allowance	(90.1)	(9.9)	(14.6)	(82.1)	(7.4)	(13.7)
Total non-current	—	—	(0.9)	—	—	(0.6)
Net deferred income tax liabilities	$—	$—	$(2.2)	$—	$—	$(2.1)

The Company records a deferred income tax asset in jurisdictions where it generates a loss for income tax purposes. Due to volatility in the industry within which the Company operates, the Company records a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management’s judgment, the deferred income tax assets will likely not be realized in the foreseeable future. For the years ended December 31, 2005, 2004 and 2003, the Company recorded valuation allowances against deferred income tax assets of $14.3 million, $10.1 million and $5.9 million, respectively.

A reconciliation of the Company’s provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(12.8)	(35)	$(6.3)	(35)	$(6.7)	(35)
Foreign income taxed at different rates	3.4	9	3.3	18	(1.7)	(9)
Non-deductible goodwill	0.7	2	0.5	3	—	—
Other	0.7	2	—	—	0.3	2
Valuation allowance net of state taxes	9.8	27	5.6	31	7.1	37
	$1.8	5%	$3.1	17%	$(1.0)	(5)%

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

As of December 31, 2005, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state income tax purposes of approximately $245 million and $94 million, respectively. These operating loss carry-forwards expire in various years beginning in 2021 and 2012, respectively. The Company also has foreign NOLs in various countries totaling approximately $54 million.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in North America, 2011 in Europe and 2010 in Asia.

Additionally, the Company also leases several vehicles with leases expiring in 2007.

Future minimum lease payments for operating leases as of December 31, 2005 are as follows (in millions):

Years Ending December 31,	Operating Leases
2006	$4.3
2007	3.1
2008	2.3
2009	1.9
2010	1.7
2011 and thereafter	2.7
Total minimum lease payments	$16.0

Total rent expense was approximately $4.7 million, $7.2 million, and $5.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately $5.0 million and $1.9 million of operating lease commitments above were reserved for in the restructuring charge accruals as of December 31, 2005 and December 31, 2004, respectively. The Company intends to seek subleases for unused facilities.

Legal Proceedings—The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Power-One, Inc. v. Artesyn Technologies, Inc. and Silicon Laboratories, Inc. United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This combined action initiated by the Company against Artesyn Technologies on September 30, 2005, and against Silicon Laboratories on December 14, 2005, alleges that certain products of the named defendants infringe certain patents held by the Company which focus on technologies relating to digital power management and control. The Complaint seeks certain injunctive relief against and compensatory damages from each defendant. Trial proceedings are in the very initial stages of discovery and related procedural matters.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 15. WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended December 2005, 2004 and 2003 is presented below, in millions:

	December 31,
	2005	2004	2003
Beginning balance	$ 3.4	$ 3.3	$ 3.8
Charges and costs accrued	0.9	1.0	1.1
Adjustments related to pre-existing warranties (including changes in estimates)	(0.1)	—	—
Less repair costs incurred	(2.1)	(1.0)	(1.7)
Change due to foreign currency	(0.1)	0.1	0.1
Ending balance	$ 2.0	$ 3.4	$ 3.3

NOTE 16. BUSINESS GEOGRAPHICAL LOCATIONS

The Company has manufacturing and/or research and development operations in the United States, Dominican Republic, Switzerland, Slovakia, Ireland and China. The following table summarizes the Company’s revenues and long-lived assets in different geographic locations (in millions):

	Years Ended December 31,
	2005			2004			2003
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total

Revenues:(a)
North America	$ 91.8	$ 14.9	$ 106.7	$ 112.5	$ 20.3	$ 132.8	$ 91.1	$ 18.7	$ 109.8
United Kingdom	7.3	3.8	11.1	9.2	4.1	13.3	9.1	7.0	16.1
Other European countries	42.8	39.7	82.5	46.1	37.7	83.8	40.3	39.9	80.2
Malaysia	25.5	1.0	26.5	19.5	1.3	20.8	25.7	—	25.7
Other Asian countries	18.9	15.6	34.5	12.8	11.6	24.4	6.9	12.9	19.8
Other foreign countries	0.2	0.1	0.3	0.1	5.1	5.2	0.1	4.6	4.7
Total	$ 186.5	$ 75.1	$ 261.6	$ 200.2	$ 80.1	$ 280.3	$ 173.2	$ 83.1	$ 256.3

(a)    Revenues are attributable to countries based on location of customer.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	December 31,
	2005	2004
Long-Lived Assets:
United States	$ 54.6	$ 66.2
Switzerland	12.2	15.5
Dominican Republic	12.6	9.1
Slovakia	7.0	7.9
Norway	1.9	13.3
Other foreign countries	1.9	3.8
Total	$ 90.2	$ 115.8

NOTE 17. EARNINGS (LOSS) PER SHARE (EPS)

The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended December 31,
	2005			2004			2003
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net loss	$ (38.3)			$ (21.2)			$ (18.2)
Basic and Diluted shares outstanding		85.0			83.8			82.5
Basic and Diluted loss per share	$ (38.3)	85.0	$ (0.45)	$ (21.2)	83.8	$ (0.25)	$ (18.2)	82.5	$ (0.22)

The dilutive effect of stock options outstanding at December 31, 2005, 2004 and 2003 was not included in the calculations of diluted loss per share for the years ended December 31, 2005, 2004 and 2003 because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. Dilutive stock options have an anti-dilutive effect on EPS in a period with a net loss, and therefore are excluded from the EPS computation. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. The weighted average number of such options excluded from the diluted loss per share computation was approximately 1.0 million, 2.8 million and 2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

Stephens, Inc., a significant stockholder, provided no financial advisory services to us during the year ended December 31, 2005 and 2004, and less than $0.1 million in year ended December 31, 2003. The Company had no payables to Stephens, Inc., at December 31, 2005 and 2004. A former officer of Stephens, Inc., now retired, is on the Company’s Board of Directors.

O’Melveny & Myers LLP provided general legal services to us of approximately $0.7 million, $1.1 million, and $0.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. A former O’Melveny & Myers LLP partner, now retired, is on the Company’s Board of Directors. The Company owed O’Melveny & Myers LLP $0.1 million and $0.1 million at December 31, 2005 and December 31, 2004, respectively.

The Company has an interest in one of its contract manufacturers in Asia of approximately 5%. This investment is being accounted for under the cost method. This contract manufacturer is a significant supplier to the Company. During the fourth quarter of 2003, the Company recorded a write-down of

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

approximately $5.7 million in other expense to reduce the book value of its equity investment held in that contract manufacturer.

In February 2003, the Company acquired 100% of the equity of di/dt Inc. Prior to acquisition, the Company held an exclusive license from di/dt for certain di/dt products, under which license the Company was making royalty payments to di/dt relating to sales of licensed products. Stephens, Inc. was a significant shareholder in di/dt. Additionally, the Company’s outside counsel, O’Melveny & Myers LLP, held a modest equity position in di/dt, and the Company’s Chairman of the Board, Mr. Goldman, held a small personal position in di/dt via an LLC created by Stephens, Inc. in connection with the original investment of Stephens, Inc. in di/dt. The total cost of the acquisition, including subsequent earn-out payments, was $17.5 million.

During 2005, we spent approximately $80,000 for lodging Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer, Brad Godfrey, owns a minority interest.

NOTE 19. RESEARCH AND DEVELOPMENT

Research and development expenses were $22.0 million, $29.4 million, and $28.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

POWER-ONE, INC.
QUARTERLY FINANCIAL DATA FOR THE
2005 AND 2004 QUARTERS (Unaudited)
(In millions, except per share data)

	2005 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(1)
Net sales	$66.7	$63.4	$67.2	$64.3
Gross profit	16.2	15.9	22.8	21.8
Income (loss) from operations	(25.7)	(15.1)	—	1.9
Net Income (loss)	(28.4)	(14.8)	1.5	3.4
Diluted earnings (loss) per share	(0.34)	(0.17)	0.02	0.04

	2004 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(2)
Net sales	$68.7	$72.5	$67.2	$71.9
Gross profit	24.7	28.4	24.5	20.3
Loss from operations	(3.1)	(1.2)	(4.5)	(10.3)
Net loss	(2.8)	(3.9)	(5.4)	(9.1)
Diluted loss per share	(0.03)	(0.05)	(0.06)	(0.11)

(1)          During the fourth quarter of 2005, the Company recorded a gain of $2.7 million against asset impairment charges related to its excess facility in Norway which was sold during the quarter for net cash proceeds of $5.8 million. The facility was determined to be excess and was impaired by $2.9 million during the first quarter of 2005 resulting in a net asset impairment charge of $0.2 million related to the building for the fiscal year ended December 31, 2005. Additionally, the Company recorded net $0.2 million of restructuring charges in the fourth quarter of 2005 primarily for severance and related benefits related to its workforce reduction in Europe.

(2)          During the fourth quarter of 2004, the Company recorded net $0.2 million of restructuring charges primarily for settlement payments and legal fees related to additional personnel and legal costs resulting from the closure of the Boston, Massachusetts facility during 2001.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses (1)	Deductions (2)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31,
2005	$4.8	$0.9	$(1.8)	$(0.2)	$3.7
2004	4.4	1.1	(0.9)	0.2	4.8
2003	6.6	0.2	(2.5)	0.1	4.4
Accrued sales discounts and returns:
Year ended December 31,
2005	$1.9	$10.4	$(10.7)	$—	$1.6
2004	1.1	13.3	(12.5)	—	1.9
2003	0.9	6.8	(6.6)	—	1.1
Deferred tax asset valuation allowance:
Year ended December 31,
2005	$111.1	$14.3	$—	$(1.7)	$123.7
2004	99.7	10.1	(0.6)	1.9	111.1
2003	93.8	5.9	(0.8)	0.8	99.7

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

INDEX TO EXHIBITS

The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4	Amended and Restated Bylaws of the Company dated May 3, 2005
3.5(c)	Amended and Restated Bylaws of the Company dated February 6, 2006
4.1(b)	Specimen Common Stock Certificate
4.2(d)

Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate

4.3(e)	Certificate of Designations of Junior Participating Preferred Stock of the Company
10.1(b)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2(f)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(g)	Employee Stock Purchase Plan
10.4(h)	Letter of Agreement between the Company and the President and Chief Operating Officer
10.5(i)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.6(j)	Summary of named Executive Officer Compensation
10.7	Summary of Director Compensation
10.8(k)	Power-One 2001 Deferred Compensation Plan, dated October 5, 2001
10.9(l)	Power-One 2004 Stock Option Plan, dated May 4, 2004
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(a)    Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc.

(b)   Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000 and filed on November 15, 2000.

(c)    Incorporated by reference from the Form 8-K dated February 6, 2006 and filed on February 6, 2006.

(d)   Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc.

(e)    Previously filed as an exhibit to Form 8-K dated July 26, 2000 and filed on August 9, 2000.

(f)    Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal year ended Decemeber 31, 2001

(g)    Previously filed as an exhibit to the Registration Statement on Form S-8 on December 12, 1997.

(h)   Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 2, 2000 and filed on April 3, 2000.

(i)    Previously filed as an exhibit to the Registration Statement on Form S-8 on September 28, 2001.

(j)     Incorporated by reference from the Form 8-K dated February 6, 2006 and filed on February 10, 2006.

(k)   Previously filed as an exhibit to the Registration Statement on Form S-8 on October 5, 2001.

(l)    Previously filed as an appendix to the Proxy Statement filed March 26, 2004.