Form 10-Q
period 2006-03-31
POWER ONE INC
filed 2006-05-12
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is considered a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accerlerated filer ☐    Accelerated filer ☒    Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2006, 86,056,614 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2006	2005
NET SALES	$64,580	$66,747
COST OF GOODS SOLD	44,358	50,576
GROSS PROFIT	20,222	16,171
EXPENSES:
Selling, general and administrative	15,078	15,834
Engineering and quality assurance	8,829	10,630
Amortization of intangible assets	725	979
Restructuring costs	(61)	7,370
Asset impairment	—	7,087
Total expenses	24,571	41,900
LOSS FROM OPERATIONS	(4,349)	(25,729)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	633	756
Interest expense	(84)	(33)
Other income (expense), net	117	(2,474)
Total interest and other income (expense), net	666	(1,751)
LOSS BEFORE INCOME TAX	(3,683)	(27,480)
PROVISION FOR INCOME TAXES.	1,127	932
NET LOSS	$(4,810)	$(28,412)
BASIC & DILUTED LOSS PER SHARE	$(0.06)	$(0.34)
BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,558	84,474

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,126	$37,101
Available for sale securities	5,809	5,767
Investments held to maturity	11,249	9,790
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,994 at March 31, 2006; $3,733 at December 31, 2005	55,974	58,877
Other	5,701	5,252
Inventories	50,380	41,956
Refundable income taxes	210	101
Prepaid expenses and other current assets	3,124	4,025
Total current assets	165,573	162,869
INVESTMENTS HELD TO MATURITY	31,493	31,048
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $53,293 at March 31, 2006; $51,260 at December 31, 2005	36,349	37,715
GOODWILL, net	31,957	31,850
OTHER INTANGIBLE ASSETS, net	19,948	20,658
OTHER ASSETS	1,643	1,533
TOTAL	$286,963	$285,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,906	$32,268
Restructuring reserve	4,596	5,098
Deferred income taxes	1,346	1,270
Other accrued expenses	17,538	21,304
Total current liabilities	64,386	59,940
DEFERRED INCOME TAXES	887	937
OTHER LIABILITIES	298	301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 85,843 and 85,588 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	86	86
Additional paid-in capital	607,165	606,315
Accumulated other comprehensive income	22,021	21,164
Accumulated deficit	(407,880)	(403,070)
Total stockholders’ equity	221,392	224,495
TOTAL	$286,963	$285,673

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,810)	$(28,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,073	4,087
Asset impairment(a)	—	7,087
Investment write-off(b)	—	2,496
Stock compensation	601	195
Tax obligations associated with stock compensation plans	—	(133)
Exchange gain	(51)	(148)
Deferred income taxes	8	(122)
Net loss on disposal of property and equipment	2	26
Changes in operating assets and liabilities:
Accounts receivable, net	3,099	(1,357)
Inventories	(8,262)	4,857
Refundable income taxes	(105)	53
Prepaid expenses and other current assets	931	745
Accounts payable	8,301	(545)
Other accrued expenses	(3,915)	1,054
Restructuring reserve	(502)	6,252
Other liabilities	(13)	75
Net cash used in operating activities	(1,643)	(3,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(43)	(124)
Purchases of held to maturity investments	(5,253)	(589)
Proceeds from held to maturity investments	3,400	—
Acquisition of property and equipment	(797)	(1,340)
Proceeds from sale of property and equipment	3	96
Other assets	(16)	(179)
Net cash used in investing activities	(2,706)	(2,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,253	1,256
Repurchases of common stock	(1,004)	—
Net cash provided by financing activities	249	1,256
EFFECT OF EXCHANGE RATE CHANGES ON CASH	125	(1,265)
DECREASE IN CASH AND CASH EQUIVALENTS	(3,975)	(5,935)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,101	35,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,126	$29,569
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$2,496	$108

(a)           The asset impairment charge of $7,087 for the three months ended March 31, 2005 related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

(b)           The $2,496 investment write-off for the three months ended March 31, 2005 related to the write-off of foreign investments and was recorded as other expense.

See notes to consolidated financial statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
NET LOSS	$(4,810)	$(28,412)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investment securities	92	312
Foreign currency translation adjustment	765	(4,069)
COMPREHENSIVE LOSS	$(3,953)	$(32,169)

See notes to consolidated financial statements

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three -month periods ended April 2, 2006 and April 3, 2005 as March 31, 2006 and 2005, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

Stock Compensation—Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123.  For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 123.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the quarter ended March 31, 2006.

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below (in millions, except per share data).

Three Months Ended March 31,
2005
Net loss, as reported	$(28.4)
Add: Stock-based employee compensation expense included in reported net loss	0.2
Deduct: Total stock-based employee compensation expense determined under fair value based method	(18.4)
Pro forma net loss	$(46.6)
Loss per share:
Basic and Diluted—as reported	$(0.34)
Basic and Diluted—pro forma	$(0.55)

Included in the $18.4 million of proforma stock-based employee compensation expense for the quarter ended March 31, 2005 in the table above, is expense associated with the Company’s decision to accelerate most of its stock options during the quarter ended March 31, 2005. During the quarter ended March 31, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options had an exercise price greater than $5.00.

The pro forma amounts for the three-month period ended March 31, 2005 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in the period.  Included in income from operations for the three-month period ended March 31, 2006 was $0.6 million stock compensation expense related to stock options and awards. During 2006 and for purposes of the pro forma information prior to January 1, 2006, the company included in the Black-Scholes model used for determining fair value an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended March 31,
2005
Risk-free interest rate	4.1%
Volatility	40.3%
Weighted average expected life	5.8
Dividends	—

The following table summarizes the stock options granted during the quarter ended March 31, 2005:

Three Months Ended March 31,
2005
Stock options granted in millions	0.1
Weighted-average grant date fair value of stock options granted	$2.25

A summary of the activity for nonvested share awards as of March 31, 2006 and changes during the three-month period is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested Awards Outstanding at December 31, 2005	1.2	$4.44
Awards Granted	0.3	$5.65
Awards Vested	—	—
Awards Canceled	—	—
Awards Forfeited	—	—
Nonvested Awards Outstanding at March 31, 2006	1.5	$4.71

A summary of option activity under the Company’s stock option plans for the three months ended March 31, 2006 is as follows:

	Millions of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Options outstanding—December 31, 2005	10.4	$9.48
Options granted	—	—
Options exercised	(0.4)	$2.91
Options cancelled	(0.1)	$13.24
Options forfeited	—	$4.64
Options outstanding—March 31, 2006	9.9	$9.71	5.7	$10.7
Exercisable—March 31, 2006	9.6	$9.84	5.7	$10.0

The options in the table above have strike prices that range from $0.50 to $82.22 and have expiration dates extending through 2009. The intrinsic value of stock options exercised during the quarters ended

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

March 31, 2006 and 2005 was $1.5 million and $1.1 million, respectively. As of March 31, 2006, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation options and awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

NOTE 3—INVESTMENTS

The Company has investments in certain debt securities that have been classified on the balance sheet as investments held-to-maturity and certain other securities that have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company also has certain equity securities that have been classified as available-for-sale securities that are recorded in other assets on the balance sheet. Investments held-to-maturity are recorded on the balance sheet at cost, and available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	March 31, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$36.4	$(0.7)	$35.7
Other fixed income investments	12.2	—	12.2
	$48.6	$(0.7)	$47.9

	December 31, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$34.7	$(0.6)	$34.1
Other fixed income investments	11.9	—	11.9
	$46.6	$(0.6)	$46.0

	March 31, 2006	December 31, 2005
Reported as:
Available-for-sale securities	$5.8	$5.8
Investments held to maturity, short-term	11.3	9.8
Investments held to maturity	31.5	31.0
Total	$48.6	$46.6

The fair value of the Company’s held-to-maturity securities at March 31, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Amortized Cost	Fair Value
Due in less than one year	$11.3	$11.2
Due in 1-2 years	8.0	7.8
Due in 2-5 years	23.5	23.1
	$42.8	$42.1

The Company also has investments in privately-held enterprises which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, classified as available-for-sale. These investments are included in other assets on the balance sheet.

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2006	December 31, 2005
Raw materials	$33.6	$26.5
Subassemblies-in-process	5.0	4.8
Finished goods	11.8	10.7
	$50.4	$42.0

Due to a shift in the Company’s forecasted product mix, product rationalization and valuation adjustments in the Company’s telecom power systems division, the Company wrote off $0.8 million and $4.0 million during the quarters ended March 31, 2006 and 2005, respectively. The charges related to excess inventory and other inventory adjustments and were recorded as costs of goods sold.

NOTE 5—LOSS PER SHARE

Basic and diluted loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period.

Basic and diluted loss per share are calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic and Diluted loss per share:
Net loss	$(4.8)	$(28.4)
Basic and Diluted weighted average shares outstanding	85.6	84.5
Basic and Diluted loss per share	$(0.06)	$(0.34)

The dilutive effect of stock options outstanding at March 31, 2006 and 2005 was not included in the calculation of diluted loss per share for the three-month periods ended March 31, 2006 and 2005 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 1.9 million and 1.5 million for the three-month periods ended March 31, 2006 and 2005, respectively.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	March 31, 2006			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$37.3	$5.3	$32.0
Trade name	16.6	5.2	11.4
Subtotal	53.9	10.5	43.4
Amortizable intangibles
Product technology	24.9	20.4	4.5	9
Other	10.7	6.7	4.0	15
Subtotal	35.6	27.1	8.5
Total	$89.5	$37.6	$51.9

	December 31, 2005			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$37.1	$5.3	$31.8
Trade name	16.6	5.2	11.4
Subtotal	53.7	10.5	43.2
Amortizable intangibles
Product technology	24.8	19.8	5.0	9
Other	10.7	6.4	4.3	15
Subtotal	35.5	26.2	9.3
Total	$89.2	$36.7	$52.5

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows (in millions):

Beginning balance	$31.8
Changes due to foreign currency fluctuations	0.2
Ending balance	$32.0

Estimated amortization expense related to amortizable intangibles for 2006 through 2010 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2006 (nine months)	$2.4
2007	2.9
2008	1.2
2009	0.5
2010	0.4
Total	$7.4

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 31, 2006, no borrowings were outstanding under any credit agreement, and $1.0 million was committed to back letters of credit. After consideration of these commitments, $3.0 million of additional borrowing capacity was available to the Company as of March 31, 2006. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders.

At March 31, 2006, the Company was in compliance with all of its debt covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	March 31, 2006	December 31, 2005
Accrued payroll and related expenses	$4.9	$4.0
Accrued income taxes	4.0	5.1
Accrued warranties	1.7	2.0
Accrued bonus	1.2	4.0
Other accrued expenses	5.7	6.2
	$17.5	$21.3

NOTE 9—CONTINGENCIES

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Power-One, Inc. v. Artesyn Technologies, Inc. and Silicon Laboratories, Inc. United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This combined action initiated by the Company against Artesyn Technologies on September 30, 2005, and against Silicon Laboratories on December 14, 2005, alleges that certain products of the named defendants infringe certain patents held by the Company which focus on technologies relating to digital power management and control. The Complaint seeks certain injunctive relief against and compensatory damages from each defendant. Currently, trial proceedings are in the discovery stage, with accompanying procedural matters ongoing.

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

During the first quarter of 2005, the Company announced a restructuring plan in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.”  The Company recorded pre-tax charges of $7.4 million for restructuring costs and $7.1 million in impairment costs related to the restructuring of its worldwide operations.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restructuring Costs

The restructuring charges of $7.4 million included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for more than 150 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The Company paid the majority of severance and related components of the restructuring reserve during 2005 with a small portion paid out during the first quarter of 2006. The liabilities related to continuing lease obligations are expected to be paid over the lives of the leases, the longest of which extends into 2011. All restructuring charges have been and will be settled with cash.

A summary of the restructuring charges quarters ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Worldwide workforce reduction	$—	$2.3
Facilities closure and other costs	(0.1)	4.8
Other costs	—	0.3
Total Restructuring Costs	$(0.1)	$7.4

A summary of the restructuring costs and reserve activity during the quarter ended March 31, 2006 is as follows:

	Restructuring Liabilities at December 31, 2005	Restructuring Charges	Cash Paid	Restructuring Liabilities at March 31, 2006
Worldwide workforce reduction	$0.1	$—	$0.1	$—
Facilities closure and other costs	5.0	(0.1)	0.3	4.6
Total Restructuring Costs	$5.1	$(0.1)	$0.4	$4.6

Asset Impairment Charges

In accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” the Company performs impairment reviews annually, or when changes in circumstances indicate that long-lived asset carrying values may not be recoverable, to determine whether any of its long-lived assets are impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $7.1 million for these assets. These assets consisted of an owned building in Norway that was subsequently sold during the fourth quarter of 2005, which was written down to fair market value per an appraisal obtained on the facility; leasehold improvements for leased facilities whose operations are being closed; and miscellaneous other long lived assets that will no longer be used. None of the impairment charges include cash components. No assets were impaired by the Company during the quarter ended March 31, 2006.

The Company also impaired two investments in foreign enterprises, recorded in other assets on the balance sheet, during the quarter ended March 31, 2005. The impairment charge of $2.5 million was

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

NOTE 11—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2006 and 2005 is presented below, in millions:

	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$2.0	$3.4
Charges and costs accrued	0.6	0.4
Adjustments related to pre-existing warranties (including changes in estimates)	(0.2)	(0.3)
Less repair costs incurred	(0.7)	(0.4)
Changes due to foreign currency	—	—
Balance, end of period	$1.7	$3.1

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

All products are sold under the Power-One brand name by our sales force. We have two product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (“Bricks”) and Point-of-load converters (POLs), and power management products, while the power systems product line is comprised of the DC power systems.

Our Silicon Power Systems (“SPS”) group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our Z-One™ digital power management architecture and our Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products. We have continued to strengthen our Z-One alliance by adding Atmel to the partnership during the third quarter of 2005, and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture.

In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and against Silicon Laboratories, Inc. on December 14, 2005 for infringement of patents held by the Company. The lawsuits seek compensatory damages and a permanent injunction to prohibit these companies from making, using, selling or offering to sell infringing products, and are in the early discovery stages. The costs and expenses incurred in our prosecution of these lawsuits may be material in a given fiscal quarter, depending on the nature and extent of legal activity that occurs in a given fiscal quarter.

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

During the quarter ended March 31, 2006, we repurchased and retired 0.2 million shares of our common stock for approximately $1.0 million. From plan inception through the end of the first fiscal quarter of 2006, we have repurchased and retired a total of 1.0 million shares of our common stock for approximately $5.3 million.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, and Slovakia, and at contract manufacturers in Asia. Approximately 50% of our revenue is derived from products manufactured by our contract manufacturers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

•       Increased reliance on overseas contract manufacturers that have not in the past, and may not be able to manufacture and deliver products in the quantity, quality and timeline required; and

•       Additional time constraints on management associated with overseeing an increased number of small operations that are geographically dispersed across Asia.

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

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which was effective August 13, 2005 in certain jurisdictions and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products’ useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by nor require our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks in addition to cost of coming into compliance that we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

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

•       For WEEE

•        It may be determined by applicable national regulatory agencies which implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

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

We also face inventory risks that arise from applicable vendor lead times, especially during a period of industry growth and high demand for selected electronic components and materials. It may take us longer to procure sufficient components for building inventory than our customers are willing to accept for their own end product lead time requirements.  As a result, we may purchase and maintain higher component inventory levels in order to meet customer demands, whenever lead times from our component supplier(s) exceed lead times we are required to meet for delivery of our final product to our customers. With increased inventory balances comes increased risk associated with excess and obsolete inventory, especially when there are changes to our forecasted product mix, customer mix, sales levels or the demand in the end market for our products.

We operate in an industry where quantity discounts, price erosion, and product obsolescence due to technological improvements, all of which result in decreased revenues in a static environment, are normal. While we see price erosion on most of the products we sell, we also see price erosion (i.e. cost reduction) on many of the components we purchase for inclusion in our products. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. In DC/DC bricks, for example, the functions of a full-brick were replaced by a half-brick, which was replaced by a quarter brick, which was replaced by a 1/8th-brick, which will eventually be replaced by a 1/16th-brick or smaller product. Each successive product is smaller and somewhat less costly than its predecessor, but has usually retained or expanded the functionality of its predecessor. Sales of each successor product typically replace sales of the predecessor product. These phenomena are normal in our industry, and we have experienced price erosion in line with industry trends. Price erosion and quantity discounts on our products may negatively impact gross margins. Price erosion may also mask increases in unit sales of certain products.

Critical Accounting Policies

Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty reserves, taxes, stock award forfeitures and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management’s judgment and estimates.

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

We have a joint venture in Asia which, along with certain of our contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. We record revenue on sales to the joint venture and contract manufacturer only when the components and goods are for sales to third parties. When the joint venture or contract manufacturers purchase components that will be assembled and sold back to us, no revenue is recorded because the earnings process has not been completed.

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

Recent Pronouncements and Accounting Changes—In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment, An Amendment of FASB Statements No. 123 and 95,” which revises SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. We have elected to calculate the fair value of our options using the Black-Scholes method which requires a number of management judgments as calculation inputs, including but not limited to the expected life of the option, expected forfeitures, and future volatility. We recognize the compensation cost for stock-based awards issued after December 31, 2005 on a straight-line basis over the requisite service period for the entire award. Changes in our estimates of the valuation assumptions may materially impact the valuation of any options granted and therefore impact operating results if a substantial number of options are granted in the future.

In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We adopted this FSP for the fiscal year beginning January 1, 2006 and it did not have a material impact on our financial statements.

Results of Operations

Net Sales.   Net sales decreased $2.1 million, or 3%, to $64.6 million for the quarter ended March 31, 2006 from $66.7 million for the quarter ended March 31, 2005. The decrease in sales was attributable to volume reductions in sales of power systems products, which primarily resulted from supply chain constraints at one of our contract manufacturers related to the procurement of inventory for our sub-assemblies. Offseting the decrease in sales of the power systems products were volume increases in sales of embedded products.

Net sales for our two product lines are as follows, in millions:

	Three Months Ended March 31,
	2006		2005
Embedded products	$47.2	73%	$45.3	68%
Power systems	17.4	27%	21.4	32%
Total	$64.6	100%	$66.7	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended March 31,
	2006		2005
OEMs	$ 42.9	66%	$ 43.9	66%
Distributors	18.0	28%	15.0	22%
Service providers	3.7	6%	7.8	12%
Total	$ 64.6	100%	$ 66.7	100%

Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended March 31, 2006 or 2005, with $8.1 million, or 13% of net sales and $10.3 million, or 15% of net sales, respectively.

Net sales by end market were as follows:

	Three Months Ended March 31,
	2006	2005
Communications	59.7%	60.5%
Industrial	15.5%	18.6%
Transportation	8.7%	7.2%
Computer and Retail	4.5%	3.1%
ATE/Semiconductor test equipment	4.1%	3.3%
Medical	1.9%	2.1%
Other	5.6%	5.2%
Total	100%	100%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	March 31, 2006	December 31, 2005
(in millions)
Combined 180-day backlog	$ 50.9	$ 34.7
Combined 90-day backlog	$ 45.7	$ 31.7
Quarterly bookings	$ 79.4	$ 61.2
Quarterly book-to-bill ratio	1.23	0.95

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

Gross Profit.   Gross profit for the quarter ended March 31, 2006 was $20.2 million compared with a gross profit of $16.2 million in the comparable period in 2005. As a percentage of net sales, gross profit increased to 31.3% for the first quarter of 2006 from a gross profit of 24.2% for the same period in 2005. The increase in gross margin during the quarter ended March 31, 2006 was primarily due to two factors. First, the gross margin for the quarter ended March 31, 2005 was negatively impacted by a large write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe, which impacted the quarter ended March 31, 2006 by a smaller amount. We recorded $4.0 million in cost of sales related to the write off of the excess inventory which impacted the gross margin by 6 margin points during the first quarter of 2005, whereas we recorded $0.8 million, for the write off of excess inventory and other inventory adjustments during the first quarter of 2006. Second, the margin was impacted due to a favorable shift in product mix toward embedded products during the quarter ended March 31, 2006 as we experienced a quarter over quarter increase of $1.9 million in sales of embedded products offset by a decrease of $4.0 million in our sales of telecom power systems which have lower gross margins than the embedded products.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $0.7 million, or 5%, to $15.1 million for the quarter ended March 31, 2006 from $15.8 million for the same period in 2005. As a percentage of net sales, selling, general and administrative expense was 23% and 24% for the quarters ended March 31, 2006 and 2005, respectively.

Selling expense decreased $0.7 million, or 11%, to $6.3 million for the quarter ended March 31, 2006 from $7.0 million for the same period in 2005. Administrative expense remained flat at $8.8 million for both quarters ended March 31, 2006 and 2005. The decrease in selling expenses was primarily due to personnel reductions as a result of the restructuring plan implemented during 2005.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense decreased by $1.8 million, or 17%, to $8.8 million for the quarter ended March 31, 2006 from $10.6 million in the comparable period in 2005. As a percentage of net sales, engineering and quality assurance expense decreased to 14% for the quarter ended March 31, 2006 from 16% for the same period in 2005. The decrease in engineering and quality assurance expense was primarily due to personnel reductions as a result of the restructuring plan related to the power systems business implemented during 2005.

Amortization of Intangible Assets.   Amortization of intangible assets decreased to $0.7 million for the quarter ended March 31, 2006 compared with $1.0 million for the same quarter in 2005. The decrease in amortization expense is due to certain intangible assets reaching the end of their amortizable lives.

Restructuring and Asset Impairment Charges during the Quarter Ended March 31, 2005.   During the quarter ended March 31, 2006, we reversed less than $0.1 million of restructuring charges related to previously reserved continuing lease obligations that we were not required to pay.

During the quarter ended March 31, 2005, we recorded pre-tax restructuring charges of $7.4 million in accordance with SFAS 146, of which $2.3 million related to severance payments for a reduction in headcount and $4.8 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecom power systems business in Norway. We estimate that we will realize savings of approximately $30 million annually as a result of the restructuring initiatives announced during the first quarter of 2005.

As a result of the restructuring during the first quarter of 2005, we recorded $7.1 million in asset impairment charges, in accordance with SFAS 144, for our building in Norway that was sold in the fourth quarter of 2005, leasehold improvements for leased facilities whose operations were closed, and for other long lived assets that were no longer going to be used. No asset impairment charges were recorded during the first quarter of 2006.

Loss from Operations.   As a result of the items above, loss from operations was $4.3 million for the quarter ended March 31, 2006 compared with an operating loss of $25.7 million for the same period in 2005.

Interest Income (Expense), Net.   Net interest income was $0.5 million for the quarter ended March 31, 2006, a decrease of $0.2 million over net interest income of $0.7 million for the same period in 2005. The fluctuation in net interest income between periods is attributable to the rates of return and related marketable securities balances of our available-for-sale and held to maturity investments.

Other Income (Expense), Net.   Net other income was $0.1 million for the quarter ended March 31, 2006, compared with net other expense of $2.5 million for the same period in 2005. $2.1 million of other expense recorded during the first quarter of 2005 related to the impairment of a foreign investment which resulted from a forecast reduction for the enterprise and the related cash flow. In addition, we recorded $0.4 million related to an impairment of another foreign investment during the first quarter of 2005.

Provision for Income Taxes.   The provision for income taxes was $1.1 million for the quarter ended March 31, 2006 compared with $0.9 million recorded in the same period in 2005. The income tax provision was primarily generated by our profitable European locations.

Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management’s judgment, the deferred tax assets may not be realized in the immediate future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no net operating loss (NOL) carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $4.0 million, or 11%, to $33.1 million at March 31, 2006 from $37.1 million at December 31, 2005. Our primary uses of cash in the first three months of 2006 consisted of $1.9 million related to the net purchases of held to maturity investments, $1.6 million for operating activities and $1.0 million for the repurchase and retirement of 0.2 million shares of our own common stock. Our primary source of cash in the first three months of 2006 consisted of $1.3 million from the issuance of common stock related to stock option exercises.

Cash used in operating activities of $1.6 million included a decrease in trade and other accounts receivable of $3.1 million, an increase in inventories and accounts payable of $8.3 million each and a decrease in accrued expenses of $3.9 million. In addition, cash used in operating activities also included approximately $0.4 million of cash payments relating to the Company’s restructuring programs.

In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.0 million. At March 31, 2006, no borrowings were outstanding under any credit agreement, and $1.0 million was committed to back letters of credit. After consideration of these commitments, $3.0 million of additional borrowing capacity was available to us as of March 31, 2006. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders.

We currently anticipate that our total capital expenditures for 2006 will be in the range of $5 to $7 million, of which $0.8 million was incurred during the first three months of 2006. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. However, if we make an acquisition requiring in excess of our cash and cash equivalents balance, it may be necessary to raise debt or equity in the private or public securities markets.

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

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2006 (nine months)	$ 3.1	$ 1.3	$ 4.4
2007	3.2	—	3.2
2008	2.3	—	2.3
2009	1.9	—	1.9
2010	1.7	—	1.7
2011 and thereafter	2.7	—	2.7
Total	$ 14.9	$ 1.3	$ 16.2

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

Debt.   At March 31, 2006, we have no outstanding balance on any credit facility, and therefore the interest rate volatility would not have a material impact on our liquidity.

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2006, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of March 31, 2006, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “can,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “should,” “continue” or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, pricing pressure resulting from need to respond to market conditions, a downturn or other disruption of the market trends within our end customers’ industries, ability to secure sufficient quantities of components in the timeline required to meet customers’ needs, increases in raw material costs, ability to resolve contract manufacturer supply chain constraints, inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full, inability to turn design wins into sales revenues, delays or cancellations of new product designs by customers, acquisitions, the cyclical nature of the Company’s business, current and future government and regulatory policies to specifically include environmentally directed requirements, the level and extent of market acceptance of our new product family, timing of any benefits related to restructuring activities, technological developments and changes in the competitive environment in which the Company operates, costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005, as well as those set forth in the MD&A included in this 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

We face inventory risks that arise from applicable vendor lead times, especially during a period of industry growth and high demand for selected electronic components and materials. It may take us longer to procure sufficient components for building inventory than our customers are willing to accept for their own end product lead time requirements.  As a result, we may purchase and maintain higher component inventory levels in order to meet customer demands, whenever lead times from our component supplier(s) exceed lead times we are required to meet for delivery of our final product to our customers. With increased inventory balances comes increased risk associated with excess and obsolete inventory, especially when there are changes to our forecasted product mix, customer mix, sales levels or the demand in the end market for our products.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

The following is a table summarizing the issuer’s purchases of its own equity securities during the three months ended March 31, 2006:

Total Number
of Shares
	Total		Purchased as Part
	Number of	Average	of Publicly
	Shares	Price Paid	Announced Plans
Period	Purchased	Per Share	or Programs
January	—	—	—
February	175,000	$5.74	175,000
March	—	—	—
Total	175,000	$5.74	175,000

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions. At March 31, 2006, $14.7 million remains available for purchase in accordance with this authorization. This authorization expires on December 31, 2006.

Item 5—Other Information

On April 25, 2006, our Board of Directors approved a new standard form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers. The prior form of Indemnification Agreement was previously filed as an exhibit to the Company’s Registration Statement on Form S-1. The new standard form of Indemnification Agreement is filed with this report as Exhibit 10.10.

The new standard form of Indemnification Agreement updates the earlier standard form of Indemnification agreement as follows:

1.                We updated the internal definition of a “Change in Control Event” used in the Indemnification Agreement from a cross-reference to our now terminated Amended and Restated 1996 Stock Incentive Plan, to the definition contained in our 2004 Stock Incentive Plan.

2.                We revised certain of the terms and conditions relating to the presumption contained in the Indemnification Agreement regarding the individual’s right to indemnification. Additionally, we revised certain terms and conditions that govern and define the process for, and the responsibility for costs and expenses associated with, the resolution of any dispute between an individual claiming indemnification rights under an Indemnification Agreement and the Company.

Additionally, on April 25, 2006, our Board of Directors, upon the recommendation and approval of the Compensation Committee of the Board of Directors, approved the execution of certain updated Change in Control Agreements between the Company and certain executive officers, in light of changes in certain executive officer positions that occurred in May, 2005 and February, 2006. The essential terms and conditions of the Change in Control Agreements are described in our definitive Proxy Statement filed on March 17, 2006.

Pursuant to the action and approval of our Board of Directors, the officers holding the following named positions have a Change in Control agreement that includes a “multiplier” as noted below for calculation of entitlements under that officer’s Change in Control Agreement:

OFFICER POSITION	MULTIPLIER
Chief Executive Officer	2X
President and Chief Operating Officer	2X
Chief Financial Officer	1X
Chief Accounting Officer	1X
Secretary and General Counsel	1X

On April 25, 2006, our Compensation Committee, in its capacity as Administrator under our 2004 Stock Incentive Plan, acted to terminate a program previously implemented by the Committee in July 2004 for stock option grants to non-employee directors. Details on the July 2004 program are described in our definitive Proxy Statement filed on March 17, 2006.

In lieu of any stock option grant that would have been issued under the July 2004 program, the Committee approved and granted stock unit awards, effective April 25, 2006, to each current non-employee director, as follows:

DIRECTOR	UNITS
Kendall R. Bishop	4,000
Gayla J. Delly	4,000
Jon E.M. Jacoby	4,000
Mark Melliar-Smith	4,000
Jay Walters	4,000

The awards were granted under the 2004 Stock Incentive Plan. Each award will vest in full, subject to the recipient’s continued service as a non-employee director, upon the earlier of (i) the one year anniversary of the date of award, or (ii) the date of the Annual Meeting of Stockholders of the Company next following the date of award. Upon vesting, the Company will deliver to the award holder one share of Company common stock for each unit that has vested on the corresponding vesting date.

Additionally, on April 25, 2006, the Compensation Committee adopted and approved in principle a program for stock unit awards to non-employee directors that provides for awards to newly elected non-employee directors, and to non-employee directors for continuing service to the Company. Under the program approved in principle, each person whom becomes a non-employee director will receive an initial award of 12,000 stock units awarded as of the date of their initial election to the Board of Directors. Such award would vest in equal portions in each of the three years following the earlier of (i) the anniversary of the date of award in that year, or (ii) the date of the Annual Meeting of Stockholders in that year. For continued service as a non-employee director, annually beginning on the date of the Annual Meeting of Stockholders to be held during calendar year 2007, each non-employee director who continues in service to the Board of Directors after an Annual Meeting and who has served for not less than 180 days prior to the first day of the month in which such Annual Meeting occurs, will receive a stock unit award for 4,000 stock units. Such award would be made as of the date of such Annual Meeting. Such award would vest in full on the earlier of (i) the first anniversary of the date of the award, or (ii) the next Annual Meeting date following the date of award.

Item 6—Exhibits

(a)           Exhibits

3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(d)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated May 3, 2005
3.5(c)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.10	Form of Indemnification Agreement between the Company and its directors, executive officers, and certain other officers
10.11	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for new non-employee director
10.12	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for continued service as a non-employee director
10.13	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for employee award
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)           Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc.

(b)          Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000 and filed on November 15, 2000.

(c)           Incorporated by reference from the Form 8-K dated and filed on February 6, 2006.

(d)          Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2006		POWER-ONE, INC.
	By:	/s/ WILLIAM T. YEATES
Chief Executive Officer
(Principal Executive Officer)