Form 10-Q
period 2006-07-02
POWER ONE INC
filed 2006-08-09
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2006

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

As of August 7, 2006, 86,347,095 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET SALES	$78,630	$63,388	$143,210	$130,135
COST OF GOODS SOLD	52,289	47,512	96,647	98,088
GROSS PROFIT	26,341	15,876	46,563	32,047
EXPENSES:
Selling, general and administrative	15,246	15,184	30,324	31,018
Engineering and quality assurance	9,382	10,062	18,211	20,692
Amortization of intangible assets	794	970	1,519	1,949
Restructuring costs	—	3,790	(61)	11,160
Asset impairment	—	931	—	8,018
Total expenses	25,422	30,937	49,993	72,837
INCOME (LOSS) FROM OPERATIONS	919	(15,061)	(3,430)	(40,790)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	615	543	1,248	1,299
Interest expense	(70)	(65)	(154)	(98)
Other income (expense), net	(945)	377	(828)	(2,097)
Total interest and other income (expense), net	(400)	855	266	(896)
INCOME (LOSS) BEFORE INCOME TAX	519	(14,206)	(3,164)	(41,686)
PROVISION (BENEFIT) FOR INCOME TAXES	(2,629)	592	(1,502)	1,524
NET INCOME (LOSS)	$3,148	$(14,798)	$(1,662)	$(43,210)
BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(0.17)	$(0.02)	$(0.51)
DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(0.17)	$(0.02)	$(0.51)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	86,124	84,677	85,841	84,575
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	88,152	84,677	85,841	84,575

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,685	$37,101
Available for sale securities	5,852	5,767
Investments held to maturity	7,678	9,790
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,183 at June 30, 2006; $3,733 at December 31, 2005	69,170	58,877
Other	5,823	5,252
Inventories	60,563	41,956
Prepaid expenses and other current assets	3,208	4,126
Total current assets	178,979	162,869
INVESTMENTS HELD TO MATURITY	31,526	31,048
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $56,189 at June 30, 2006; $51,260 at December 31, 2005	36,297	37,715
GOODWILL, net	32,617	31,850
OTHER INTANGIBLE ASSETS, net	19,174	20,658
OTHER ASSETS	1,466	1,533
TOTAL	$300,059	$285,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,772	$32,268
Restructuring reserve	4,300	5,098
Deferred income taxes	690	1,270
Other accrued expenses	15,856	21,304
Total current liabilities	69,618	59,940
DEFERRED INCOME TAXES	354	937
OTHER LIABILITIES	394	301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 86,346 and 85,588 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	86	86
Additional paid-in capital	608,596	606,315
Accumulated other comprehensive income	25,743	21,164
Accumulated deficit	(404,732)	(403,070)
Total stockholders’ equity	229,693	224,495
TOTAL	$300,059	$285,673

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,662)	$(43,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,195	7,964
Asset impairment(a)	—	8,018
Investment write-off(b)	—	2,496
Stock compensation	1,253	372
Tax obligations associated with stock compensation plans	(624)	(133)
Exchange (gain) loss	305	(1,496)
Deferred income taxes	(1,275)	(140)
Net loss on disposal of property and equipment	9	38
Changes in operating assets and liabilities:
Accounts receivable, net	(8,224)	(344)
Inventories	(17,147)	6,928
Prepaid expenses and other current assets	1,022	1,155
Accounts payable	14,383	2,161
Other accrued expenses	(5,945)	3,309
Restructuring reserve	(798)	6,756
Other liabilities	68	(217)
Net cash used in operating activities	(12,440)	(6,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(86)	(167)
Purchases of held to maturity investments	(8,247)	(3,226)
Proceeds from available-for-sale investments	—	2,001
Proceeds from held to maturity investments	9,996	3,400
Acquisition of property and equipment	(1,875)	(3,833)
Proceeds from sale of property and equipment	4	96
Other assets	80	(78)
Net cash used in investing activities	(128)	(1,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,656	3,713
Repurchases of common stock	(1,004)	(1,667)
Net cash provided by financing activities	1,652	2,046
EFFECT OF EXCHANGE RATE CHANGES ON CASH	500	(1,115)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,416)	(7,219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,101	35,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,685	$28,285
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$3	$4
Income taxes	$2,593	$248

        (a) The asset impairment charge of $8.0 million for the six months ended June 30, 2005 related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

        (b) The $2.5 million investment write-off for the six months ended June 30, 2005 related to the write-off of foreign investments and was recorded as other expense.

See notes to consolidated financial statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
NET INCOME (LOSS)	$3,148	$(14,798)	$(1,662)	$(43,210)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(85)	(425)	7	(113)
Foreign currency translation adjustment	3,807	(3,581)	4,572	(7,650)
COMPREHENSIVE INCOME (LOSS)	$6,870	$(18,804)	$2,917	$(50,973)

See notes to consolidated financial statements

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three and six-month periods ended July 2, 2006 and July 3, 2005 as June 30, 2006 and 2005, respectively. The three-month periods ended June 30, 2006 and 2005 and the six-month periods ended June 30, 2006 and 2005 were 13 week and 26 week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

Stock Compensation—Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the six months ended June 30, 2006.

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below (in millions, except per share data).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(14.8)	$(43.2)
Add: Stock-based employee compensation expense included in reported net loss	0.2	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method	(0.4)	(18.8)
Pro forma net loss	$(15.0)	$(61.6)
Loss per share:
Basic and Diluted—as reported	$(0.17)	$(0.51)
Basic and Diluted—pro forma	$(0.18)	$(0.73)

Included in the $18.8 million of proforma stock-based employee compensation expense for the six months ended June 30, 2005 in the table above, is expense associated with the Company’s decision to accelerate most of its stock options during the quarter ended March 31, 2005. During the quarter ended March 31, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options had an exercise price greater than $5.00.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The pro forma amounts for the three- and six- month periods ended June 30, 2005 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in the period. Included in income from operations for the three- and six- month periods ended June 30, 2006 was $0.7 million and $1.3 million, respectively, of stock compensation expense related to stock options and awards. During 2006 and for purposes of the pro forma information prior to January 1, 2006, the Company included in the Black-Scholes model used for determining fair value an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below. There were no stock option grants during the three- or six-month periods ended June 30, 2006.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Risk-free interest rate	4.0%	4.0%
Volatility	55%	48%
Option life, years	4.8	5.3
Dividends	—	—

The following table summarizes the stock options granted during the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Stock options granted in millions	0.1	0.1
Weighted-average grant date fair value of stock options granted	$2.24	$2.25

A summary of option activity under the Company’s stock option plans for the six months ended June 30, 2006 is as follows:

	Options (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Options outstanding—December 31, 2005	10.4	$9.48
Options granted	—	—
Options exercised	(0.4)	2.91
Options cancelled	(0.1)	13.24
Options forfeited	—	—
Options outstanding—March 31, 2006	9.9	$9.71	5.7	$10.7
Options granted	—	—
Options exercised	(0.3)	4.78
Options cancelled	(0.2)	14.05
Options forfeited	—	—
Options outstanding—June 30, 2006	9.4	$9.76	5.5	$7.9
Exercisable—June 30, 2006	9.2	$9.88	5.5	$7.5

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The options in the table above have strike prices that range from $0.50 to $82.22 and have expiration dates extending through 2015.

A summary of the activity for nonvested share awards as of June 30, 2006 and changes during the six-month period is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at December 31, 2005	1.2	$4.44
Awards granted	0.3	5.65
Awards vested	—	—
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at March 31, 2006	1.5	$4.71
Awards granted	0.1	7.05
Awards vested	(0.3)	4.44
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at June 30, 2006	1.3	$4.91

During the six months ended June 30, 2006 and 2005, the following activity occurred under our plans, in millions:

	Six Months Ended June 30,
	2006	2005
Total intrinsic value of stock options exercised	$2.2	$1.8
Total fair value of stock awards vested	$2.0	$—

As of June 30, 2006, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation options and awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	June 30, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$32.8	$(0.8)	$32.0
Other fixed income investments	12.3	—	12.3
	$45.1	$(0.8)	$44.3

	December 31, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$34.7	$(0.6)	$34.1
Other fixed income investments	11.9	—	11.9
	$46.6	$(0.6)	$46.0

	June 30, 2006	December 31, 2005
Reported as:
Available-for-sale securities	$5.9	$5.8
Investments held to maturity, short-term	7.7	9.8
Investments held to maturity	31.5	31.0
Total	$45.1	$46.6

The fair value of the Company’s held-to-maturity securities at June 30, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$7.7	$7.6
Due in 1-2 years	5.9	5.8
Due in 2-5 years	25.6	25.0
	$39.2	$38.4

The Company also has investments in privately-held enterprises which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, classified as available-for-sale. These investments are included in other assets on the balance sheet.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2006	December 31, 2005
Raw materials	$39.5	$26.5
Subassemblies-in-process	5.3	4.8
Finished goods	15.8	10.7
	$60.6	$42.0

Due to a shift in the Company’s forecasted product mix and product rationalization in the Company’s telecom power systems division, the Company wrote off $0.8 million during the six months ended June 30, 2006. The charges related to excess inventory and other inventory adjustments and were recorded as costs of goods sold. No amounts related to inventory were written off during the three months ended June 30, 2006.

NOTE 5—EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of potential dilutive shares of common stock outstanding during the period using the treasury stock method. Dilutive potential common shares include stock option and stock awards.

Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$3.1	$(14.8)	$(1.7)	$(43.2)
Weighted average outstanding shares—basic	86.1	84.7	85.8	84.6
Dilutive effect of stock options and awards	2.1	—	—	—
Weighted average outstanding shares—diluted	88.2	84.7	85.8	84.6
Basic earnings (loss) per share	$0.04	$(0.17)	$(0.02)	$(0.51)
Diluted earnings (loss) per share	$0.04	$(0.17)	$(0.02)	$(0.51)

The dilutive effect of stock options outstanding for the quarter ended June 30, 2005 and the six months ended June 30, 2006 and 2005 was not included in the calculation of diluted earnings (loss) per share for the three months ended June 30, 2005 and the six months ended June 30, 2006 and 2005 because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 0.9 million for the quarter ended June 30, 2005, and 1.9 million and 1.2 million for the six months ended June 30, 2006 and 2005, respectively. Additionally, the Company had 5.0 million and 7.9 million potential anti-dilutive shares for the six months ended June 30, 2006 and 2005, respectively, and

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.8 million and 9.8 million potential anti-dilutive shares for the three months ended June 30, 2006 and 2005, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	June 30, 2006			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$38.1	$5.5	$32.6
Trade name	16.6	5.2	11.4
Subtotal	54.7	10.7	44.0
Amortizable intangibles
Product technology	25.1	21.2	3.9	9
Other	10.7	6.8	3.9	15
Subtotal	35.8	28.0	7.8
Total	$90.5	$38.7	$51.8

	December 31, 2005			Weighted
	Gross Intangible	Accumulated	Net Intangible	Average Life
	Assets	Amortization	Assets	(In years)
Non-amortizable intangibles
Goodwill	$37.1	$5.3	$31.8
Trade name	16.6	5.2	11.4
Subtotal	53.7	10.5	43.2
Amortizable intangibles
Product technology	24.8	19.8	5.0	9
Other	10.7	6.4	4.3	15
Subtotal	35.5	26.2	9.3
Total	$89.2	$36.7	$52.5

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in millions):

Beginning balance	$31.8
Changes due to foreign currency fluctuations	0.8
Ending balance	$32.6

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Estimated amortization expense related to amortizable intangibles for 2006 through 2010 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2006 (six months)	$1.7
2007	2.9
2008	1.3
2009	0.5
2010	0.4
Total	$6.8

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 30, 2006, no borrowings were outstanding under any credit agreement, and $0.9 million was committed to back letters of credit. After consideration of these commitments, $3.8 million of additional borrowing capacity was available to the Company as of June 30, 2006. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders.

At June 30, 2006, the Company was in compliance with all of its debt covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	June 30, 2006	December 31, 2005
Accrued payroll and related expenses	$4.6	$4.0
Accrued income taxes	2.7	5.1
Accrued bonus	2.2	4.0
Accrued warranties	1.4	2.0
Other accrued expenses	5.0	6.2
	$15.9	$21.3

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

Power-One, Inc. v. Artesyn Technologies, Inc.   United States District Court, Eastern District of Texas, Civil Action No. 2 05 CV 463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005.  The complaint alleges that certain products  of Artesyn

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Technologies infringe certain patents held by the Company which focus on technologies relating to digital power management and control. The Complaint seeks certain injunctive relief against and compensatory damages from Artesyn Technologies.  The lawsuit against Artesyn Technologies continues, as trial proceedings are in the discovery stage, with accompanying procedural matters ongoing.

A similar lawsuit, now settled, was initiated against Silicon Laboratories, Inc, in December, 2005 for infringement of patents held by the Company.  The Company and Silicon Laboratories settled the litigation between them effective July 20, 2006.  The lawsuit against Silicon Laboratories was dismissed without prejudice on July 21, 2006 in connection with the settlement.

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

Restructuring Costs

A summary of the restructuring costs during the quarters and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Worldwide workforce reduction	$—	$2.1	$—	$4.4
Facilities closure	—	1.7	(0.1)	6.5
Other costs	—	—	—	0.3
	$—	$3.8	$(0.1)	$11.2

The restructuring charge of $3.8 million and $11.2 million for the three and six months ended June 30, 2005, respectively, included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 250 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The Company paid the majority of severance and related components of the restructuring reserve during 2005 with a small portion paid out during the first quarter of 2006. The facilities closure charge includes a lease termination fee of $1.0 million which the Company paid out during the third quarter of 2005. The facilities closure charge also contains continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2011. All restructuring charges have been and will be settled with cash.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the restructuring reserve activity during the six months ended June 30, 2006 is as follows:

	Restructuring Liabilities at December 31, 2005	Restructuring Charges	Cash Paid	Restructuring Liabilities at June 30, 2006
Worldwide workforce reduction	$0.1	$—	$0.1	$—
Facilities closure and other costs	5.0	(0.1)	0.6	4.3
Total Restructuring Costs	$5.1	$(0.1)	$0.7	$4.3

Asset Impairment Charges

During the three-and six-month periods ended June 30, 2005, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $0.9 million and $8.0 million for these assets for the three- and six-month periods ended June 30, 2005, respectively. These assets consisted of an owned building in Norway that was subsequently sold during the fourth quarter of 2005, which was written down to fair market value per an appraisal obtained on the facility; leasehold improvements for leased facilities whose operations are being closed; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges include cash components. No assets were impaired by the Company during the quarter and six months ended June 30, 2006.

The Company also impaired two investments in foreign enterprises, recorded in other assets on the balance sheet, during the six months ended June 30, 2005. The impairment charge of $2.5 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

NOTE 11—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2006 and 2005 is presented below, in millions:

	Six Months Ended June 30,
	2006	2005
Balance, beginning of period	$2.0	$3.4
Charges and costs accrued	1.0	0.8
Adjustments related to pre-existing warranties (including changes in estimates)	(0.4)	(0.1)
Less repair costs incurred	(1.3)	(1.0)
Changes due to foreign currency	0.1	(0.1)
Balance, end of period	$1.4	$3.0

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies and converters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have customers in the communications, technology, industrial, transportation, automatic/semiconductor test equipment, medical equipment and other electronic equipment industries.

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

Our Silicon Power Systems (“SPS”) group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our Z-One™ digital power management architecture and our Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004, and signed on C&D Technologies as a second-source licensing partner for these products establishing a Z-Alliance™ website at www.Z-Alliance.org. We have continued to strengthen our Z-One alliance by adding Atmel to the alliance during the third quarter of 2005 and Silicon Laboratories in July, 2006. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture.

In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and on December 14, 2005 against Silicon Laboratories, Inc. for infringement of patents held by the Company. We settled with Silicon Laboratories effective July 20, 2006. The lawsuit against Silicon Laboratories was dismissed without prejudice on July 21, 2006 in connection with the settlement. Silicon Laboratories has joined our Z-Alliance as a result of the settlement. Our lawsuit against Artesyn Technologies, acquired by Emerson Electric on April 28, 2006, continues. The lawsuit seeks compensatory damages and a permanent injunction to prohibit these companies from making, using, selling or offering to sell infringing products, and is currently in the discovery stage. The costs and expenses incurred in our prosecution of the ongoing lawsuit may be material in a given fiscal quarter, depending on the nature and extent of legal activity that occurs in a given fiscal quarter.

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

During the six months ended June 30, 2006, we repurchased and retired 0.2 million shares of our common stock for approximately $1.0 million. From plan inception through the end of the second fiscal quarter of 2006, we have repurchased and retired a total of 1.0 million shares of our common stock for approximately $5.3 million.

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

•       Additional time constraints on management associated with overseeing an increased number of small operations that are geographically dispersed across Asia; and

•       Compliance with laws and regulations in various regions in which we operate, including the Electrical and Electronic Equipment Directive (“WEEE”) and Restriction of Certain Hazardous Substances Directive (“RoHS”) set forth by the European Union during 2005 and 2006, respectively.

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

We offer our distributors a standard agreement which includes payment terms, description of their right to return or exchange product, and price discounts. In general, payment is due within 30 days of our shipment of the product to the distributor. The distributor has a right to return only if we discontinue a product that the distributor has on hand and that product is still within the original warranty period. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (SFAS) 48, “Revenue Recognition When Right of Return Exists.” Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

Restructuring Costs—We recorded restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. Restructuring costs were related to the downsizing of our operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities and write-off of leasehold improvements and equipment therein, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its consolidated financial statements.

Results of Operations

Net Sales.   Net sales increased $13.1 million, or 10%, to $143.2 million for the six months ended June 30, 2006 from $130.1 million for the six months ended June 30, 2005. Net sales increased $15.2 million, or 24%, to $78.6 million for the quarter ended June 30, 2006 from $63.4 million for the quarter ended June 30, 2005. The increase in sales for the three and six months ended June 30, 2006 was attributable to volume increases in sales of both embedded products and power systems due to strength across all market segments.

Net sales for our two product lines are as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Embedded products	$52.5	67%	$44.3	70%	$99.8	70%	$89.6	69%
Power systems	26.1	33%	19.1	30%	43.4	30%	40.5	31%
Total	$78.6	100%	$63.4	100%	$143.2	100%	$130.1	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
OEMs	$52.1	66%	$42.4	67%	$95.1	67%	$86.8	67%
Distributors	19.8	25%	15.7	25%	37.5	26%	30.4	23%
Service providers	6.7	9%	5.3	8%	10.6	7%	12.9	10%
Total	$78.6	100%	$63.4	100%	$143.2	100%	$130.1	100%

Cisco Systems was the only customer to exceed 10% of net sales in the six months ended June 30, 2006 or 2005, with $18.0 million, or 13% of net sales and $20.0 million, or 15% of net sales, respectively. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended June 30, 2006 or 2005, with $9.8 million, or 13% of net sales and $9.7 million, or 15% of net sales, respectively.

Net sales by market were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Communications	65%	64%	62%	62%
Industrial	14%	15%	14%	17%
Transportation	6%	7%	7%	7%
Computer and Retail	5%	3%	5%	3%
ATE/Semiconductor test equipment	4%	3%	4%	3%
Medical	1%	2%	2%	2%
Other	5%	6%	6%	6%
Total	100%	100%	100%	100%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	June 30, 2006	March 31, 2006	December 31, 2005
	(in millions)
Combined 180-day backlog	$52.5	$50.9	$34.7
Combined 90-day backlog	$46.9	$45.7	$31.7
Quarterly bookings	$76.4	$79.4	$61.2
Quarterly book-to-bill ratio	0.97	1.23	0.95

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

Gross Profit.   Gross profit for the six months ended June 30, 2006 was $46.6 million compared with a gross profit of $32.0 million for the comparable period in 2005. As a percentage of net sales, gross profit increased to 32.5% for the six months ended June 30, 2006 from a gross profit of 24.6% for the same period in 2005. The increase in gross margin during the six months ended June 30, 2006 was primarily due to several factors. First, we experienced a $10.2 million volume increase in sales of embedded products as well as a $2.9 million volume increase in our sales of telecom power systems. The substantial increase in sales of embedded products between periods favorably impacted our margin by approximately three margin points. Second, the gross margin for the six months ended June 30, 2005 was negatively impacted by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe. We recorded approximately $5.3 million in cost of goods sold related to the write off of the excess inventory and other inventory adjustments during the six months ended June 30, 2005. Finally, we realized cost savings as a result of transferring production out of certain high cost jurisdictions into lower cost manufacturing facilities during 2005 in connection with the restructuring plan implemented during the first six months of 2005.

Gross profit for the quarter ended June 30, 2006 was $26.3 million compared with a gross profit of $15.9 million in the comparable period in 2005. As a percentage of net sales, gross profit increased to 33.5% for the second quarter of 2006 from a gross profit of 25.0% for the same period in 2005. The increase in gross margin during the quarter ended June 30, 2006 was due to sales volume increases, cost reductions, and negative adjustments impacting the same period in 2005. We experienced volume increases in sales of embedded and power systems products of $8.2 million and $7.0 million, respectively, which impacted the margin by approximately four percentage points. Also impacting the gross margin for the quarter ended June 30, 2006, were cost savings that resulted from our efforts to realign and consolidate our telecom systems business and a portion of our DC/DC bricks business, by transferring production into lower cost jurisdictions during 2005 and closing down several higher cost manufacturing facilities. Finally, the quarter ended June 30, 2005 was negatively impacted by a $1.3 million net write-off of excess inventory and other inventory adjustments.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $0.7 million, or 2%, to $30.3 million for the six months ended June 30, 2006 from $31.0 million for the same period in 2005. As a percentage of net sales, selling, general and administrative expense was 21% and 24% for the six-month periods ended June 30, 2006 and 2005, respectively. Selling, general and administrative expense remained at $15.2 million for the both quarters ended June 30, 2006 and 2005. As a percentage of net sales, selling, general and administrative expense was 19% for the quarter ended June 30, 2006 compared to 24% for the same period in 2005.

Selling expense decreased $0.3 million, or 3%, to $12.5 million for the six months ended June 30, 2006 from $12.8 million for the same period in 2005. The decrease in selling expenses for the six months ended June 30, 2006 was primarily due to personnel reductions as a result of the restructuring plan announced and implemented during the first six months of 2005. Selling expense increased $0.4 million, or 7%, to $6.2 million for the quarter ended June 30, 2006 from $5.8 million for the same period in 2005. The increase was mainly attributable to the 24% increase in sales for the quarter ended June 30, 2006 compared with the same period in 2005.

Administrative expense decreased $0.4 million, or 2%, to $17.8 million for the six months ended June 30, 2006 from $18.2 million for the same period in 2005. Administrative expense decreased $0.4 million, or 4%, to $9.0 million for the quarter ended June 30, 2006 from $9.4 million for the same period in 2005. The decrease in administrative expense was primarily due to approximately $0.4 million of bad debt expense included in the three- and six-month periods ended June 30, 2005 that did not recur during 2006.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense decreased $2.5 million, or 12%, to $18.2 million from $20.7 million for the six-month period ended June 30, 2006 compared to the same period in 2005. As a percentage of net sales, engineering and quality assurance expense decreased to 13% for the six months ended June 30, 2006 from 16% for the same period in 2005. Engineering and quality assurance expense decreased $0.7 million, or 7%, to $9.4 million for the quarter ended June 30, 2006 from $10.1 million for the same period in 2005. As a percentage of net sales, engineering and quality assurance expense decreased to 12% for the quarter ended June 30, 2006 from 16% for the same period in 2005. The decrease in engineering and quality assurance expense was primarily due to personnel reductions as a result of the restructuring plan related to the power systems business implemented during 2005.

Amortization of Intangible Assets.   Amortization of intangible assets was $1.5 million for the six-month period ended June 30, 2006 compared to $1.9 million for the same period in 2005. Amortization of intangible assets was $0.8 million for the quarter ended June 30, 2006 compared to $1.0 million for the same period in 2005. The decrease in amortization expense is due to certain intangible assets reaching the end of their amortizable lives.

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

As a result of the restructuring, we recorded $8.0 million in asset impairment charges, in accordance with SFAS 144, for our building in Norway that was sold in the fourth quarter of 2005, leasehold improvements for leased facilities whose operations are being closed, and for other long-lived assets that will no longer be used.

No restructuring or asset impairment charges were recorded during the three- and six- month periods ended June 30, 2006. During the six months ended June 30, 2006, we reversed less than $0.1 million of restructuring charges related to previously reserved continuing lease obligations that we were not required to pay.

Income (Loss) from Operations.   As a result of the items above, loss from operations was $3.4 million for the six months ended June 30, 2006 compared with an operating loss of $40.8 million for the same period in 2005. Income from operations was $0.9 million for the quarter ended June 30, 2006 compared with loss from operations of $15.1 million for the comparable period in 2005.

Interest Income (Expense), Net.   Net interest income was $1.1 million for the six months ended June 30, 2006, a decrease of $0.1 million over net interest income of $1.2 million for the same period in 2005. Net interest income was $0.5 million for both quarters ended June 30, 2006 and 2005. The fluctuation in net interest income between periods is attributable to the rates of return and related marketable securities balances of our available-for-sale and held to maturity investments.

Other Income (Expense), Net.   Net other expense was $0.8 million for the six months ended June 30, 2006, compared with net other expense of $2.1 million for the same period in 2005. We recorded other expense of $2.1 million during the first quarter of 2005 related to the impairment of a foreign investment which resulted from a forecast reduction for the enterprise and the related cash flow. In addition, we recorded $0.4 million related to an impairment of another foreign investment. The remaining change in other income and expense between periods is primarily attributable to foreign currency fluctuations.

Net other expense was $0.9 million for the quarter ended June 30, 2006 compared with net other income of $0.4 million for the same period in 2005. The net change between quarters primarily related to foreign currency fluctuations as the US dollar weakened during 2006 against our primary foreign currencies which include the Euro, the Norwegian Kroner, the Swiss Franc, the British Pound, the Dominican Peso, and the Chinese RMB.

Provision (Benefit) for Income Taxes.   The benefit for income taxes was $1.5 million for the six months ended June 30, 2006 compared with a tax provision of $1.5 million recorded in the same period in 2005. Included in the six months ended June 30, 2006 were benefits of approximately $1.6 million related to a tax refund and $1.1 million related to a favorable European tax ruling during the quarter ended June 30, 2006. Excluding the one-time tax benefits, the tax provision generated by our profitable European locations for the six months ended June 30, 2006 was approximately $1.2 million.

The benefit for income taxes was $2.6 million for the quarter ended June 30, 2006 compared with a tax provision of $0.6 million recorded in the same period in 2005. Included in the quarter ended June 30, 2006 were benefits of approximately $1.6 million related to a tax refund and $1.4 million related to a favorable European tax ruling during the quarter ended June 30, 2006. Excluding the one-time tax benefits, the tax provision generated by our profitable European locations for the three months ended June 30, 2006 was approximately $0.4 million.

Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management’s judgment, the deferred tax assets may not be realized in the foreseeable future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no NOL carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $10.4 million, or 28%, to $26.7 million at June 30, 2006 from $37.1 million at December 31, 2005. Our primary uses of cash in the first six months of 2006 consisted of $12.4 million for operating activities, $1.9 million for the acquisition of property and equipment and $1.0 million for the repurchase and retirement of 0.2 million shares of our own common stock. Our primary source of cash in the first six months of 2006 consisted of $2.7 million from the issuance of common stock primarily related to stock option exercises and $1.7 million related to the net proceeds from held to maturity investments.

Cash used in operating activities of $12.4 million included an increase in inventory, accounts payable and accounts receivable, net, of $17.1 million, $14.4 million and $8.2 million, respectively, and a decrease in accrued expenses of $5.9 million. In addition, cash used in operating activities was net of a $1.6 million tax refund and included $0.7 million of cash payments related to the Company’s restructuring programs.

In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.7 million. At June 30, 2006, no borrowings were outstanding under any credit agreement, and $0.9 million was committed to back letters of credit. After consideration of these commitments, $3.8 million of additional borrowing capacity was available to us as of June 30, 2006. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders.

We currently anticipate that our total capital expenditures for 2006 will be in the range of $5 to $7 million, of which $1.9 million was incurred during the first six months of 2006. These capital expenditures relate primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. However, if we make an acquisition requiring funds in excess of our cash and cash equivalents balance, it may be necessary to raise debt or equity in the private or public securities markets.

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

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2006 (six months)	$2.3	$4.9	$7.2
2007	3.8	—	3.8
2008	2.7	—	2.7
2009	2.2	—	2.2
2010	2.0	—	2.0
2011 and thereafter	2.9	—	2.9
Total	$15.9	$4.9	$20.8

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

Debt.   At June 30, 2006, we have no outstanding balance on any credit facility, and therefore the interest rate volatility would not have a material impact on our liquidity.

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 2006, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of June 30, 2006, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no material changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time, regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “can,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “should,” “continue” or variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Such forward-looking information involves important risks and uncertainties that could materially alter results in the future from those expressed in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to the Company’s ability to meet expected revenues and maintain its financial condition which could be affected by any of the following: general domestic and international economic conditions including currency exchange rate fluctuations, communications infrastructure and electronics industries market conditions and growth rates, pricing pressure resulting from need to respond to market conditions, a downturn or other disruption of the market trends within our end customers’ industries, ability to secure sufficient quantities of components in the timeline required to meet customers’ needs, increases in raw material costs, ability to resolve contract manufacturer supply chain constraints, inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full, inability to turn design wins into sales revenues, delays or cancellations of new product designs by customers, acquisitions, the cyclical nature of the Company’s business, current and future government and regulatory policies to specifically include environmentally directed requirements, the level and extent of market acceptance of our new product family, technological developments and changes in the competitive environment in which the Company operates, costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005, as well as those set forth in the MD&A and Item 1A included in this 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

There have been no material changes to the risk factors disclosed in our 10-K for the year ended December 31, 2005. We face additional risks related to inventory that arise from applicable vendor lead times, especially during a period of industry growth and high demand for selected electronic components and materials. It may take us longer to procure sufficient components for building inventory than our customers are willing to accept for their own end product lead time requirements. As a result, we may purchase and maintain higher component inventory levels in order to meet customer demands, whenever lead times from our component supplier(s) exceed lead times we are required to meet for delivery of our final product to our customers. With increased inventory balances comes increased risk associated with excess and obsolete inventory, especially when there are changes to our forecasted product mix, customer mix, sales levels or the demand in the end market for our products.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions. At June 30, 2006, $14.7 million remains available for purchase in accordance with this authorization. No common stock was purchased during the quarter ended June 30, 2006. This authorization expires on December 31, 2006.

Item 4—Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 25, 2006. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year and ratify Deloitte & Touche LLP as the Independent Auditors for the Company.

Proxies representing 79,122,336 shares of common stock eligible to vote at the meeting, or 92.4 percent of the 85,645,339 outstanding shares, were voted.

All directors nominated by the Company were re-elected. Prior to the annual meeting, former director Dr. Hanspeter Brandli had notified the Board of Directors of his intention to retire and resign as a director effective April 25, 2006, and was therefore not nominated for re-election. William T. Yeates was nominated by the Board of Directors for election as a new director. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Kendall R. Bishop	78,867,514	254,822
Gayla J. Delly	78,907,537	214,799
Steven Goldman	77,636,493	1,485,843
Jon E. M. Jacoby	78,815,215	307,121
Mark Melliar-Smith	78,902,572	219,764
Jay Walters	78,172,378	949,958
William T. Yeates	78,081,466	1,040,870

The ratification of the Appointment of Deloitte & Touche LLP as the independent auditors of Power-One Inc., was approved by 99.5 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
78,714,421	300,655	107,260	—

Item 5—Other Information

The Company and Ms. Tarrant entered into a separation agreement on August 4, 2006 in connection with the elimination of her position as Chief Accounting Officer and the ending of her employment with the Company. The separation agreement provides for continuation of base salary, allowances and benefits coverage, at Ms. Tarrant’s pre-separation levels and nature of coverage, for a period through February 14, 2007. The separation agreement includes reciprocal waivers and releases of claims by the Company and Ms. Tarrant. A copy of this agreement is filed with this report as Exhibit 10.14.

Item 6—Exhibits

(a) Exhibits

3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(d)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated May 3, 2005
3.5(c)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.14	Separation Agreement between the Company and Ms. Veronica Tarrant
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

Dated: August 9, 2006	POWER-ONE, INC.
By:	/s/ WILLIAM T. YEATES
Chief Executive Officer (Principal Executive Officer)