Form 10-Q
period 2006-10-01
POWER ONE INC
filed 2006-11-13
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2006

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number  0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0420182
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification Number)

740 Calle Plano, Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (805) 987-8741

Not Applicable
(Former name or former address, if changed since last report)

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

As of November 8, 2006, 86,513,347 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Financial Statements

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$78,667	$67,160	$221,877	$197,295
COST OF GOODS SOLD	52,920	44,374	149,567	142,462
GROSS PROFIT	25,747	22,786	72,310	54,833
EXPENSES
Selling, general and administrative	14,314	13,686	44,638	44,704
Engineering and quality assurance	8,836	8,299	27,047	28,991
Amortization of intangible assets	729	966	2,248	2,915
Restructuring costs	—	(202)	(61)	10,958
Asset impairment	—	—	—	8,018
TOTAL EXPENSES	23,879	22,749	73,872	95,586
INCOME (LOSS) FROM OPERATIONS	1,868	37	(1,562)	(40,753)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	565	529	1,813	1,828
Interest expense	(79)	(44)	(233)	(142)
Other income (expense), net	(319)	1,162	(1,147)	(935)
Total interest and other income (expense), net	167	1,647	433	751
INCOME (LOSS) BEFORE INCOME TAX	2,035	1,684	(1,129)	(40,002)
PROVISION (BENEFIT) FOR INCOME TAXES	771	155	(731)	1,679
NET INCOME (LOSS)	$1,264	$1,529	$(398)	$(41,681)
BASIC EARNINGS (LOSS) PER SHARE	$0.01	$0.02	$—	$(0.49)
DILUTED EARNINGS (LOSS) PER SHARE	$0.01	$0.02	$—	$(0.49)
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	86,367	85,380	86,016	84,844
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	88,156	86,071	86,016	84,844

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,711	$37,101
Available for sale investments	17,204	5,767
Investments held to maturity	—	9,790
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,861 at September 30, 2006; $3,733 at December 31, 2005	68,527	58,877
Other	6,043	5,252
Inventories	67,626	41,956
Prepaid expenses and other current assets	3,641	4,126
Total current assets	220,752	162,869
INVESTMENTS HELD TO MATURITY	—	31,048
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $57,734 at September 30, 2006; $51,260 at December 31, 2005	36,167	37,715
GOODWILL, net	32,389	31,850
OTHER INTANGIBLE ASSETS, net	18,431	20,658
OTHER ASSETS	2,171	1,533
TOTAL	$309,910	$285,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facilities	$2,159	$—
Accounts payable	53,607	32,268
Restructuring reserve	4,071	5,098
Deferred income taxes	941	1,270
Other accrued expenses	17,536	21,304
Total current liabilities	78,314	59,940
DEFERRED INCOME TAXES	60	937
OTHER LIABILITIES	391	301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 86,465 and 85,588 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	86	86
Additional paid-in capital	609,842	606,315
Accumulated other comprehensive income	24,685	21,164
Accumulated deficit	(403,468)	(403,070)
Total stockholders’ equity	231,145	224,495
TOTAL	$309,910	$285,673

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(398)	$(41,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,217	11,473
Asset impairment(a)	—	8,018
Investment write-off(b)	—	2,496
Stock compensation	1,963	740
Exchange gain	(196)	(985)
Net loss on sale of held to maturity investments	392	—
Net loss on disposal of property and equipment	40	27
Deferred income taxes	(1,310)	56
Changes in operating assets and liabilities:
Accounts receivable, net	(8,439)	(3,488)
Inventories	(24,805)	9,844
Prepaid expenses and other current assets	591	424
Accounts payable	20,125	3,610
Restructuring reserve	(1,027)	3,295
Other accrued expenses	(4,288)	2,847
Other liabilities	81	(395)
Net cash used in operating activities	(8,054)	(3,719)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(129)	(209)
Purchases of held to maturity investments	(8,291)	(3,851)
Proceeds from available-for-sale investments	—	2,001
Proceeds from held to maturity investments	37,450	7,001
Acquisition of property and equipment	(4,621)	(5,039)
Proceeds from sale of property and equipment	11	1,491
Other assets	(607)	5
Net cash provided by investing activities	23,813	1,399
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	2,159	—
Issuance of common stock	2,567	5,164
Repurchases of common stock	(1,004)	(2,517)
Net cash provided by financing activities	3,722	2,647
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,129	(2,138)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,610	(1,811)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,101	35,504
CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,711	$33,693
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$10	$4
Income taxes	$2,826	$357

(a)           The asset impairment charge of $8.0 million for the nine months ended September 30, 2005 related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

(b)           The $2.5 million investment write-off for the nine months ended September 30, 2005 related to the write-off of foreign investments and was recorded as other expense.

See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2006, an additional $0.3 million of property and equipment had been purchased but not yet paid.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME (LOSS)	$1,264	$1,529	$(398)	$(41,681)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(117)	(154)	(110)	(267)
Foreign currency translation adjustment	(941)	(713)	3,631	(8,363)
COMPREHENSIVE INCOME (LOSS)	$206	$662	$3,123	$(50,311)

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty reserves, taxes, stock award forfeitures and contingencies. Actual results and outcomes may differ from management’s estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Power-One, Inc.’s (“the Company”) reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine-month periods ended October 1, 2006 and October 2, 2005 as September 30, 2006 and 2005, respectively. The three-month periods ended September 30, 2006 and 2005 and the nine-month periods ended September 30, 2006 and 2005 were 13 week and 39 week periods, respectively.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the nine months ended September 30, 2006.

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below (in millions, except per share data).

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$1.5	$(41.7)
Add: Stock-based employee compensation expense in reported net income (loss)	0.4	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method	(0.6)	(19.4)
Pro forma net income (loss)	$1.3	$(60.4)
Income (loss) per share:
Basic net income (loss) per share—as reported	$0.02	$(0.49)
Diluted net income (loss) per share—as reported	$0.02	$(0.49)
Basic net income (loss) per share—pro forma	$0.02	$(0.71)
Diluted net income (loss) per share—pro forma	$0.01	$(0.71)

Included in the $19.4 million of pro forma stock-based employee compensation expense for the nine months ended September 30, 2005 in the table above, is expense associated with the Company’s decision to accelerate most of its stock options during the quarter ended March 31, 2005. During the quarter ended March 31, 2005, the Board of Directors of the Company authorized accelerating the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company, which stock options had an exercise price greater than $5.00.

The pro forma amounts for the three- and nine- month periods ended September 30, 2005 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in the period. Included in income from operations for the three- and nine-month periods ended September 30, 2006 was $0.7 million and $2.0 million, respectively, of stock

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

compensation expense related to stock options and awards. During 2006 and for purposes of the pro forma information prior to January 1, 2006, the Company included in the Black-Scholes model used for determining fair value an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below. There were no stock option grants during the three- or nine-month periods ended September 30, 2006 or during the three-month period ended September 30, 2005.

Nine Months Ended September 30, 2005
Risk-free interest rate	4.1%
Volatility	48%
Option life, years	4.7
Dividends	—
Stock options granted in millions	0.1
Weighted-average grant date fair value of stock options granted	$2.25

A summary of option activity under the Company’s stock option plans for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in millions)			(in millions)
Options outstanding—December 31, 2005	10.4	$9.48
Options granted	—	—
Options exercised	(0.4)	2.91
Options cancelled	(0.1)	13.24
Options forfeited	—	—
Options outstanding—March 31, 2006	9.9	$9.71	5.7	$10.7
Options granted	—	—
Options exercised	(0.3)	4.78
Options cancelled	(0.2)	14.05
Options forfeited	—	—
Options outstanding—June 30, 2006	9.4	$9.76	5.5	$7.9
Options granted	—	—
Options exercised	(0.1)	4.48
Options cancelled	(0.3)	11.95
Options forfeited	—	—
Options outstanding—September 30, 2006	9.0	$9.76	5.2	$6.2
Exercisable—September 30, 2006	8.8	$9.88	5.1	$5.8

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

The options in the table above have strike prices that range from $0.50 to $82.22 and have expiration dates extending through 2015. During the nine months ended September 30, 2006, the Company received $3.1 million in cash related to stock options exercised.

In addition, the Company has granted restricted share awards under its 1996 and 2004 stock incentive plans. A summary of the activity for nonvested share awards as of September 30, 2006 and changes during the nine-month period is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at December 31, 2005	1.2	$4.44
Awards granted	0.3	5.65
Awards vested	—	—
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at March 31, 2006	1.5	$4.71
Awards granted	0.1	7.05
Awards vested	(0.3)	4.44
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at June 30, 2006	1.3	$4.91
Awards granted	0.2	5.66
Awards vested	—	—
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at September 30, 2006	1.5	$5.04

During the nine months ended September 30, 2006 and 2005, the following activity occurred under our plans, in millions:

	Nine Months Ended September 30,
	2006	2005
Total intrinsic value of stock options exercised	$2.5	$3.7
Total fair value of stock awards vested	$2.0	$—

As of September 30, 2006, there was $7.0 million of total unrecognized compensation cost related to nonvested share-based compensation options and awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

Recent Pronouncements and Accounting Changes—In November 2005, the FASB issued FSP FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company adopted this FSP for the fiscal year beginning January 1, 2006 and it did not have a material impact on our financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

On September 13, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is effective for the fiscal years beginning after November 15, 2006. The Company is assessing SAB No. 108 and has not determined the impact, if any, that it will have on the Company’s consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—INVESTMENTS

At September 30, 2006, the  Company has investments in certain debt and equity securities that have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The company also has certain equity securities that have been classified as available-for-sale securities that are recorded in other assets on the balance sheet. Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	September 30, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$6.0	$(0.1)	$5.9
Other fixed income investments	11.3	—	11.3
	$17.3	$(0.1)	$17.2

	December 31, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$34.7	$(0.6)	$34.1
Other fixed income investments	11.9	—	11.9
	$46.6	$(0.6)	$46.0

	September 30, 2006	December 31, 2005
Reported as:
Available-for-sale securities	$17.2	$5.8
Investments held to maturity, short-term	—	9.8
Investments held to maturity	—	31.0
Total	$17.2	$46.6

The fair value of the Company’s available-for-sale securities at September 30, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$2.0	$2.0
Due in 1-2 years	2.0	2.0
Due in 2-5 years	7.4	7.3
	$11.4	$11.3

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—INVESTMENTS (Continued)

During the quarter ended September 30, 2006, the Company sold debt securities previously classified as held-to-maturity prior to their maturity dates. The net carrying amount of securities sold during the quarter ended September 30, 2006 was $24.1 million. In connection with the sale of the securities, the Company realized a loss of  $0.4 million which has been included as a component of  “Other expense” in the consolidated statements of operations. The Company sold these securities during the third quarter ended September 30, 2006 in order to complete its acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006. See Note 12.

Unsold securities in the amount of $11.4 million, previously classified as held-to maturity, were transferred to available-for-sale securities, and were classified as available-for-sale securities for the period ended September 30, 2006. Due to this transfer, $0.1 million was recorded as an unrealized pre-tax net loss in other comprehensive income.

The Company also has investments in privately-held enterprises which are accounted for under the cost or equity methods depending on the nature of the investment. Additionally, the Company has an investment in one of its contract manufacturers in Asia, classified as available-for-sale. These investments are included in other assets on the balance sheet.

NOTE 4—INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2006	December 31, 2005
Raw materials	$40.3	$26.5
Subassemblies-in-process	4.9	4.8
Finished goods	22.4	10.7
	$67.6	$42.0

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5—EARNINGS PER SHARE (Continued)

Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1.3	$1.5	$(0.4)	$(41.7)
Weighted average outstanding shares—basic	86.4	85.4	86.0	84.8
Dilutive effect of stock options and awards	1.8	0.7	—	—
Weighted average outstanding shares—diluted	88.2	86.1	86.0	84.8
Basic earnings (loss) per share	$0.1	$0.2	$—	$(0.49)
Diluted earnings (loss) per share	$0.1	$0.2	$—	$(0.49)

The dilutive effect of stock options outstanding for the nine months ended September 30, 2006 and 2005 was not included in the calculation of diluted earnings (loss) per share because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation were approximately 1.9 million and 1.0 million for the nine months ended September 30, 2006 and 2005, respectively. Additionally, the Company had 4.8 million and 9.6 million potential anti-dilutive shares for the nine months ended September 30, 2006 and 2005, respectively, and 4.5 million and 9.1 million potential anti-dilutive shares for the three months ended September 30, 2006 and 2005, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	September 30, 2006			Weighted
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Average Life (In years)
Non-amortizable intangibles
Goodwill	$37.8	$5.4	$32.4
Trade name	16.6	5.2	11.4
Subtotal	54.4	10.6	43.8
Amortizable intangibles
Product technology	25.0	21.6	3.4	9
Other	10.7	7.1	3.6	15
Subtotal	35.7	28.7	7.0
Total	$90.1	$39.3	$50.8

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 31, 2005			Weighted
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Average Life (In years)
Non-amortizable intangibles
Goodwill	$37.1	$5.3	$31.8
Trade name	16.6	5.2	11.4
Subtotal	53.7	10.5	43.2
Amortizable intangibles
Product technology	24.8	19.8	5.0	9
Other	10.7	6.4	4.3	15
Subtotal	35.5	26.2	9.3
Total	$89.2	$36.7	$52.5

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows (in millions):

Beginning balance	$31.8
Changes due to foreign currency fluctuations	0.6
Ending balance	$32.4

Estimated amortization expense related to amortizable intangibles for 2006 through 2010 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2006 (three months)	$0.8
2007	2.9
2008	1.2
2009	0.5
2010	0.4
Total	$5.8

NOTE 7—LONG-TERM DEBT AND CREDIT FACILITY

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 30, 2006, the total outstanding balance on all credit facilities was $2.2 million at an interest rate of 2.9%, and $0.9 million was committed to back letters of credit. After consideration of these commitments, $1.6 million of additional borrowing capacity was available to the Company as of September 30, 2006. Some credit agreements require the Company’s subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2006, the Company was in compliance with all of its debt covenants.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	September 30, 2006	December 31, 2005
Accrued payroll and related expenses	$5.5	$4.0
Accrued income taxes	3.3	5.1
Accrued bonus	2.2	4.0
Accrued warranties	1.4	2.0
Other accrued expenses	5.1	6.2
	$17.5	$21.3

NOTE 9—CONTINGENCIES

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Power-One, Inc. v. Artesyn Technologies, Inc.   United States District Court, Eastern District of Texas, Civil Action No. 2 05 CV 463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleges that certain products of Artesyn Technologies infringe certain patents held by the Company which focus on technologies relating to digital power management and control. The complaint seeks certain injunctive relief against and compensatory damages from Artesyn Technologies. The lawsuit against Artesyn Technologies continues, as trial proceedings are in the discovery stage, with accompanying procedural matters ongoing.

A similar lawsuit, now settled, was initiated against Silicon Laboratories, Inc., in December, 2005 for infringement of patents held by the Company. The Company and Silicon Laboratories settled the litigation between them effective July 20, 2006. The lawsuit against Silicon Laboratories was dismissed without prejudice on July 21, 2006 in connection with the settlement.

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

During the first nine months of 2005, the Company announced a restructuring plan which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.” The Company recorded pre-tax charges of $11.0 million for restructuring costs and $8.0 million in asset impairment costs during the nine months ended September 30, 2005.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES (Continued)

Restructuring Costs

A summary of the restructuring costs during the quarters and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Worldwide workforce reduction	$—	$0.1	$—	$4.5
Facilities closure	—	(0.2)	(0.1)	6.3
Other costs	—	(0.1)	—	0.2
	$—	$(0.2)	$(0.1)	$11.0

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

A summary of the restructuring reserve activity during the nine months ended September 30, 2006 is as follows:

	Restructuring Liabilities at December 31, 2005	Restructuring Change	Cash Paid	Restructuring Liabilities at September 30, 2006
Worldwide workforce reduction	$0.1	$—	$0.1	$—
Facilities closure and other costs	5.0	(0.1)	0.8	4.1
Total Restructuring Costs	$5.1	$(0.1)	$0.9	$4.1

Asset Impairment Charges

During the nine-month periods ended September 30, 2006 and 2005, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $8.0 million for these assets for the nine-month period ended September 30, 2005. These assets consisted of an owned building in Norway that was initially held for use and written down to fair market value per an appraisal obtained on the facility and that was subsequently sold during the fourth quarter of 2005; leasehold improvements for leased facilities whose operations were closed; and miscellaneous other long-lived assets that would no

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES (Continued)

longer be used. None of the impairment charges include cash components. No assets were impaired by the Company during the nine months ended September 30, 2006.

The Company also impaired two investments in foreign enterprises, recorded in other assets on the balance sheet, during the nine months ended September 30, 2005. The impairment charge of $2.5 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

NOTE 11—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2006 and 2005 is presented below, in millions:

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of period	$2.0	$3.4
Charges and costs accrued	1.6	0.6
Adjustments related to pre-existing warranties (including changes in estimates)	(0.4)	—
Less repair costs incurred	(1.9)	(1.6)
Changes due to foreign currency	0.1	(0.1)
Balance, end of period	$1.4	$2.3

NOTE 12—SUBSEQUENT EVENTS

On October 23, 2006, pursuant to the Purchase and Sale Agreement (the “Purchase Agreement”),  dated September 28, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”) for the net purchase price of approximately $65.6 million, subject to certain adjustments, as well as the assumption of approximately $17.4 million of indebtedness. The Power Electronics Group sells power supplies and alternative energy products to a wide range of customers and markets. Products include custom-designed products for OEMs who incorporate these into their products as AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC-to-AC inverters for alternative energy and telecom, and custom motor-controls applications.

Upon closing of the acquisition on October 23, 2006, the Company issued a Promissory Note (the “Note”) to PWER Bridge LLC in the principal amount of $50 million. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter. The Loan Agreement

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12—SUBSEQUENT EVENTS (Continued)

contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met). PWER Bridge LLC is an affiliate of SF Holding Corp., which is the largest stockholder of the Company, and an affiliate of Stephens Inc., which has served as financial advisor to the Company from time to time.

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

In October 2006 we acquired the Power Electronics Group, a business unit of Magnetek Inc., for approximately $65.6 million in cash, subject to certain adjustments, plus the assumption of $17.4 million in debt. The Power Electronics Group is a global provider of power electronics products, primarily AC-to-DC switching power supplies, AC-to-DC rectifiers and battery chargers, DC-to-DC power converters and DC-to-AC power inverters. These products are used primarily in telecommunications, data processing and storage, digital imaging, semiconductor processing and testing equipment, medical instrumentation and home appliances. The Power Electronics Group also provides alternative energy applications, power control systems for street light monitoring and control and utility grid monitoring. The Power Electronics Group employs engineers experienced in research and development and has several large manufacturing facilities, including facilities in Shenzhen, China and Valdarno, Italy. The Power Electronics Group sells its products primarily to large original equipment manufacturers and offers significant capabilities and resources to develop and manufacture customized products for customers. We intend to quickly integrate the Power Electronics Group operations into ours, with the expectation of achieving significant cost savings and operational efficiencies.  While we expect to achieve these savings and efficiencies increasingly throughout 2007 and 2008, there can be no assurance that they will be achieved in the quantities and timeframes forecast. This acquisition is material to us, as it increases our annual revenue by greater than 50%, and adds several large facilities to our existing footprint.

Our Silicon Power Solutions (“SPS”) group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz™ product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our Z-One™ digital power management architecture and our Z-series product line which included a digital controller. We began full production of these products  in the third quarter of 2004.  In 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture.  We have licensed C&D Technologies to produce second source Z-series module products and continue to expand the Z-Alliance to now include C&D Technologies, Atmel, and Silicon Laboratories (www.Z-Alliance.org.).

In response to our new technology, certain of our competitors have formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and on December 14, 2005 against Silicon Laboratories, Inc. for infringement of patents held by the Company. We settled with Silicon Laboratories effective July 20, 2006. The lawsuit against Silicon Laboratories was dismissed without prejudice on July 21, 2006 in connection with the settlement. Our lawsuit against Artesyn Technologies, acquired by Emerson Electric on April 28, 2006, continues. The lawsuit seeks compensatory damages and a permanent injunction to prohibit this company from making, using, selling or offering to sell infringing products, and is currently in the discovery stage. The costs and expenses incurred in our prosecution of the ongoing lawsuit may be material in a given fiscal quarter, depending on the nature and extent of legal activity that occurs in a given fiscal quarter.

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

In May 2005, the Board of Directors authorized the purchase of up to $20 million in shares of our common stock with the intent to retire the shares. This authorization expires on December 31, 2006. During the nine months ended September 30, 2006, we repurchased and retired 0.2 million shares of our common stock for approximately $1.0 million. From plan inception through the end of the third fiscal quarter of 2006, we have repurchased and retired a total of 1.0 million shares of our common stock for approximately $5.3 million.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, and Slovakia, and at contract manufacturers in Asia. With the acquisition of the Power Electronics Group, we recently added manufacturing facilities in Italy, Hungary and China. Through the date of acquisition, approximately 50% of our revenue had been derived from products manufactured by our contract manufacturers.

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

•       Additional time constraints on management associated with overseeing an increased number of small operations that are geographically dispersed across Europe and Asia;

•       Compliance with laws and regulations in various regions in which we operate, including the Electrical and Electronic Equipment Directive (“WEEE”) and Restriction of Certain Hazardous Substances Directive (“RoHS”) set forth by the European Union during 2005 and 2006, respectively; and

•       Risk associated with acquiring businesses in jurisdictions where we have not historically done business, and where we may not be completely familiar with laws, regulations and business practices.

We also face inventory risks that arise from applicable vendor lead times, especially during a period of industry growth and high demand for selected electronic components and materials. It may take us longer to procure sufficient components for building inventory than our customers are willing to accept for their own end product lead time requirements. As a result, we may purchase and maintain higher component inventory levels in order to meet customer demands, whenever lead times from our component suppliers exceed lead times we are required to meet for delivery of our final product to our customers. With increased inventory balances comes increased risk associated with excess and obsolete inventory, especially when there are changes to our forecasted product mix, customer mix, sales levels or the demand in the end market for our products.

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

For further risk factors, see Item 1A-Risk Factors.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing FIN 48 and have not determined the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. We are assessing the impact of SFAS No. 157 and have not determined whether it will have a material impact on our results of operations or financial position.

On September 13, 2006 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 requires a registrant to quantify all misstatements that could be material to financial statement users under both the “rollover” and “iron curtain” approaches. If either approach results in quantifying a misstatement that is material, the registrant must adjust its financial statements. SAB No. 108 is effective for the fiscal years beginning after November 15, 2006. We are assessing SAB No. 108 and have not determined the impact, if any, that it will have on our consolidated financial statements.

Results of Operations

Net Sales.   Net sales increased $24.6 million, or 12%, to $221.9 million for the nine months ended September 30, 2006 from $197.3 million for the nine months ended September 30, 2005. Net sales increased $11.5 million, or 17%, to $78.7 million for the quarter ended September 30, 2006 from $67.2 million for the quarter ended September 30, 2005. The increase in sales for the three and nine months ended September 30, 2006 compared to the same periods in 2005 was attributable to volume increases in sales of both embedded products and power systems due to strength across all market segments.

Net sales for our two product lines are as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Embedded products	$54.8	70%	$48.9	73%	$154.5	70%	$138.5	70%
Power systems	23.9	30%	18.3	27%	67.4	30%	58.8	30%
Total	$78.7	100%	$67.2	100%	$221.9	100%	$197.3	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
OEMs	$52.5	67%	$42.9	64%	$147.9	67%	$129.6	66%
Distributors	19.8	25%	19.4	29%	57.3	26%	50.9	26%
Service providers	6.4	8%	4.9	7%	16.7	7%	16.8	8%
Total	$78.7	100%	$67.2	100%	$221.9	100%	$197.3	100%

Cisco Systems was the only customer to exceed 10% of net sales in the nine months ended September 30, 2006 or 2005, with $28.8 million, or 13% of net sales and $29.7 million, or 15% of net sales, respectively. Cisco Systems was the only customer to exceed 10% of net sales in the quarter ended September 30, 2006 or 2005, with $10.9 million, or 14% of net sales and $9.8 million, or 15% of net sales, respectively.

Net sales by end-market were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Communications	60%	60%	62%	61%
Industrial	17%	17%	15%	17%
Transportation	8%	7%	8%	7%
Computer and Retail	5%	3%	5%	3%
ATE/Semiconductor test equipment	4%	4%	4%	4%
Medical	2%	2%	2%	2%
Other	4%	7%	4%	6%
Total	100%	100%	100%	100%

The Company’s combined 180-day backlog, combined 90-day backlog, quarterly bookings and book-to-bill ratios are summarized as follows:

Backlog and bookings	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
	(in millions)
Combined 180-day backlog	$42.3	$52.5	$50.9	$34.7
Combined 90-day backlog	$39.1	$46.9	$45.7	$31.7
Quarterly bookings	$65.9	$76.4	$79.4	$61.2
Quarterly book-to-bill ratio	0.84	0.97	1.23	0.95

Our bookings and backlog may be impacted from time to time by new VMI programs. When VMI programs are initiated by customers, bookings are canceled (or never placed) and replaced by a forecast. We then supply product to the customer per an agreed-upon electronic “signal” or an order placed to ship the goods, and the customer uses the inventory as needed. Under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We implemented certain new VMI programs during the third quarter of 2006 and may bring additional VMI programs on-line in the future, which would be expected to result in higher turns business and a lower backlog. As such, we believe that bookings and backlog and the book-to-bill ratio may not necessarily be reliable indicators of future results over time. With the recent acquisition of the Power Electronics Group, the bookings and backlog numbers will become a more reliable indicator of future revenue than in the past. Because the Power Electronics Group focuses on custom products, these products have much longer lead times and orders are placed well in advance.

Gross Profit.   Gross profit for the nine months ended September 30, 2006 was $72.3 million compared with a gross profit of $54.8 million for the comparable period in 2005. As a percentage of net sales, gross profit increased to 32.6% for the nine months ended September 30, 2006 from a gross profit of 27.8% for the same period in 2005. The increase in gross margin during the nine months ended September 30, 2006 was favorably impacted by several factors. First, we experienced a $16.0 million volume increase in sales of embedded products as well as a $8.6 million volume increase in our sales of telecom power systems. The substantial increase in sales of embedded products between periods favorably impacted our margin by approximately three margin points. Second, the gross margin for the nine months ended September 30, 2005 was negatively impacted by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecom power systems division in Europe. We recorded approximately $6.2 million in cost of goods sold related to the write off of the excess inventory and other inventory adjustments during the nine months ended September 30, 2005. Finally, we realized cost savings as a result of transferring production out of certain high cost jurisdictions into lower cost manufacturing facilities during 2005 in connection with the restructuring plan implemented during the first nine months of 2005. During the nine months ended September 30, 2006 we experienced revenue growth from newer high-volume programs, which tend to carry gross margins lower than our historical consolidated gross margin. The gross margin for the nine months ended September 30, 2006 was negatively impacted by these new programs as many of these programs are early in their lifecycle and have not yet reached full production volumes.

Gross profit for the quarter ended September 30, 2006 was $25.7 million compared with a gross profit of $22.8 million in the comparable period in 2005. As a percentage of net sales, gross margin decreased to 32.7% for the third quarter of 2006 from a gross margin of 33.9% for the same period in 2005. The decrease in gross margin during the quarter ended September 30, 2006 was primarily due to revenue growth related to newer high-volume programs which have lower gross margins, product mix and the shift in product mix towards the sale of power systems products which typically carry lower gross margins than that of the embedded products. Sales of power systems increased to 30% of total sales for the quarter ended September 30, 2006 from 27% of total sales for the same quarter in 2005.

On October 23, 2006, we acquired the Power Electronics Group of Magnetek, Inc. The Power Electronics Group has historically had gross margins lower than our consolidated gross margin, which will reduce our overall consolidated gross margin going forward. However, we expect to realize cost savings and efficiencies as a result of greater purchasing power and operational synergies, which we believe will increase our gross margin over time as the Power Electronics Group’s operations are integrated into ours.

Selling, General and Administrative Expense.   Selling, general and administrative expense decreased $0.1 million, or less than 1%, to $44.6 million for the nine months ended September 30, 2006 from $44.7 million for the same period in 2005. As a percentage of net sales, selling, general and administrative expense was 20% and 23% for the nine-month periods ended September 30, 2006 and 2005, respectively. Selling, general and administrative expense increased $0.6 million, or 5% to $14.3 million for the quarter ended September 30, 2006 from $13.7 million during the same period in 2005. As a percentage of net sales, selling, general and administrative expense was 18% for the quarter ended September 30, 2006 compared to 20% for the same period in 2005.

Selling expense increased $0.1 million, or 1%, to $18.8 million for the nine months ended September 30, 2006 from $18.7 million for the same period in 2005. The increase in selling expenses for the nine months ended September 30, 2006 was primarily related to volume increases in sales for that same period. Selling expense increased $0.4 million, or 8%, to $6.3 million for the quarter ended September 30, 2006 from $5.9 million for the same period in 2005. The increase was mainly attributable to the 17% increase in sales for the quarter ended September 30, 2006 compared with the same period in 2005.

Administrative expense decreased $0.2 million, or 1%, to $25.8 million for the nine months ended September 30, 2006 from $26.0 million for the same period in 2005. Administrative expense increased $0.2 million, or 2%, to $8.0 million for the quarter ended September 30, 2006 from $7.8 million for the same period in 2005.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense decreased $2.0 million, or 7%, to $27.0 million from $29.0 million for the nine-month period ended September 30, 2006 compared to the same period in 2005. As a percentage of net sales, engineering and quality assurance expense decreased to 12% for the nine months ended September 30, 2006 from 15% for the same period in 2005. The decrease in engineering and quality assurance expense was primarily due to personnel reductions as a result of the restructuring plan related to the power systems business implemented during 2005.

Engineering and quality assurance expense increased $0.5 million, or 6%, to $8.8 million for the quarter ended September 30, 2006 from $8.3 million for the same period in 2005. As a percentage of net sales, engineering and quality assurance expense decreased to 11% for the quarter ended September 30, 2006 from 12% for the same period in 2005.

Amortization of Intangible Assets.   Amortization of intangible assets was $2.2 million for the nine-month period ended September 30, 2006 compared to $2.9 million for the same period in 2005. Amortization of intangible assets was $0.7 million for the quarter ended September 30, 2006 compared to $1.0 million for the same period in 2005. The decrease in amortization expense is due to certain intangible assets reaching the end of their amortizable lives.

Restructuring and Asset Impairment Charges during the Nine Months Ended September 30, 2005.   During the nine months ended September 30, 2005, we recorded net pre-tax restructuring charges of $11.0 million in accordance with SFAS 146, of which $4.5 million related to severance payments for a reduction in headcount and $6.3 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecom power systems business, as well as consolidate our domestic facilities.

As a result of the restructuring, we recorded $8.0 million in asset impairment charges, in accordance with SFAS 144, for our building in Norway that was subsequently sold in the fourth quarter of 2005, for leasehold improvements for leased facilities whose operations were closed, and for other long-lived assets that would no longer be used.

No restructuring or asset impairment charges were recorded during the three- and nine- month periods ended September 30, 2006. During the nine months ended September 30, 2006, we reversed less than $0.1 million of restructuring charges related to previously reserved continuing lease obligations that we were not required to pay.

Income (Loss) from Operations.   As a result of the items above, loss from operations was $1.6 million for the nine months ended September 30, 2006 compared with an operating loss of $40.8 million for the same period in 2005. Income from operations was $1.9 million for the quarter ended September 30, 2006 compared with income from operations of just under $0.1 million for the comparable period in 2005.

Interest Income (Expense), Net.   Net interest income was $1.6 million for the nine months ended September 30, 2006, compared with $1.7 million for the same period in 2005. Net interest income was $0.5 million for both quarters ended September 30, 2006 and 2005.

Other Income (Expense), Net.   Net other expense was $1.1 million for the nine months ended September 30, 2006, compared with net other expense of $0.9 million for the same period in 2005. Net other expense for the nine-month period ended September 30, 2005 was comprised of $2.5 million related to the impairment of certain foreign investments resulting from a forecast reduction for the enterprise and the related cash flow, offset by $0.6 million of proceeds from the settlement of a lawsuit. The remaining change in other income and expense between periods is primarily attributable to foreign currency fluctuations as the US dollar weakened during 2006 against most of our primary foreign currencies which include the Euro, the Norwegian Kroner, the Swiss Franc, the British Pound, the Dominican Republic Peso, and the Chinese RMB.

Net other expense was $0.3 million for the quarter ended September 30, 2006 compared with net other income of $1.2 million for the same period in 2005. Net other expense for the quarter ended September 30, 2006 primarily consisted of $0.4 million of losses incurred on the sale of certain marketable securities in order to complete our acquisition of the Power Electronics Group. Net other income for the quarter ended September 30, 2005 included approximately $0.6 million of settlement proceeds related to a lawsuit as well as income attributable to favorable foreign currency fluctuations.

Provision (Benefit) for Income Taxes.   The benefit for income taxes was $0.7 million for the nine months ended September 30, 2006 compared with a tax provision of $1.7 million recorded in the same period in 2005. Included in the nine months ended September 30, 2006 were benefits of approximately $1.6 million related to a tax refund and $1.1 million related to a favorable European tax ruling during the second quarter ended June 30, 2006.

The provision for income taxes was $0.8 million for the quarter ended September 30, 2006 compared with a tax provision of $0.2 million recorded in the same period in 2005 related to our profitable European locations.

Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109 when, in management’s judgment, the deferred tax assets may not be realized in the foreseeable future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no NOL carryforward. Therefore, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

Our cash and cash equivalents balance increased $20.6 million, or 56%, to $57.7 million at September 30, 2006 from $37.1 million at December 31, 2005. Our primary sources of cash in the first nine months of 2006 consisted of $29.2 million related to the net proceeds from held to maturity investments, $2.6 million from the issuance of common stock primarily related to stock option exercises and $2.2 million related to the proceeds from borrowings on our bank credit facilities. Our primary uses of cash in the first nine months of 2006 consisted of $8.1 million for operating activities, $4.6 million for the acquisition of property and equipment and $1.0 million for the repurchase and retirement of 0.2 million shares of our own common stock.

Net proceeds of $29.2 million from held to maturity investments included $37.5 million of proceeds from the sale of debt securities of which $23.8 million were sold in the third quarter ended September 30, 2006 prior to their maturity dates in order to complete the acquisition of the Power Electronics Group, less $8.3 million of such securities that had been purchased earlier in the year. In connection with the sale of the securities, we realized a loss of $0.4 million which has been recorded as other expense in the consolidated statements of operations for the three and nine months ended September 30, 2006.

Cash used in operating activities of $8.1 million included an increase in inventory, accounts payable and accounts receivable, net, of $24.8 million, $20.1 million and $8.4 million, respectively, and a decrease in accrued expenses of $4.3 million. The increase in inventory was primarily attributable to realized and expected revenue growth related to high volume programs, additional VMI programs, and buildups of production related to anticipated production transfers between facilities. In addition, cash used in operating activities was net of a $1.6 million tax refund and included $0.9 million of cash payments related to the Company’s restructuring programs.

In addition, we maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998 and 2000. The aggregate limit on all credit facilities is approximately $4.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 30, 2006, the total outstanding balance on all credit facilities was $2.2 million at an interest rate of 2.9%, and $0.9 million was committed to back letters of credit. After consideration of these commitments, $1.6 million of additional borrowing capacity was available to us as of September 30, 2006. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 30, 2006, the Company was in compliance with all of its debt covenants.

Upon closing of the acquisition of the Power Electronics Group on October 23, 2006, the Company issued a Promissory Note (the “Note”) to PWER Bridge LLC in the principal amount of $50 million,

pursuant to the Term Loan Agreement with PWER Bridge LLC dated September 28, 2006. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter. The Loan Agreement contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met), and were determined on the basis of arms-length negotiations. We do not believe that this will have a material adverse impact on our liquidity position.

We currently anticipate that our total capital expenditures for 2006 will be in the range of $6 to $8 million, of which $4.6 million was incurred during the first nine months of 2006. These capital expenditures include $0.9 million to acquire additional manufacturing space in Slovakia with the remaining expenditures related primarily to manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. The amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Our lender, PWER Bridge, LLC is an affiliate of SF Holding Corp., the largest stockholder of the Company, and an affiliate of Stephens Inc. Stephens Inc. served as financial advisor to the Seller in connection with the sale of the Power Electronics Group to the Company. During fiscal 2005, the Company did not pay, and to date in fiscal 2006 the Company has not paid, Stephens Inc. any amounts for financial advisory services. However, Stephens Inc. has served as financial advisor to the Company from time to time.

During the nine months ended September 30, 2006, we spent approximately $0.2 million for food and lodging for Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer, Brad Godfrey, owns a minority interest. Rates charged by this hotel are competitive with other comparable commercial lodging in the area. No amounts were paid to this hotel during the quarter ended September 30, 2006.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows (in millions):

Year Ending December 31,	Operating Leases	Non-Cancelable Purchase Orders	Total
2006 (three months)	$ 1.2	$7.4	$ 8.6
2007	4.0	—	4.0
2008	2.8	—	2.8
2009	2.2	—	2.2
2010	2.0	—	2.0
2011 and thereafter	2.9	—	2.9
Total	$15.1	$7.4	$22.5

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

Debt  On October 23, 2006 we borrowed $50.0 million to finance the acquisition of the Power Electronics Group. As the interest rate for the loan is fixed and the term of the loan is 18 months, interest rate volatility would not have a material impact on our liquidity.

The table below presents principal cash flows and related interest rate for our credit facilities at September 30, 2006, by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Swiss Francs (CHF). Additionally, the U.S. dollar equivalent carrying value of Swiss Franc denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not have a significant effect on our future earnings.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (CHF 2.7)	$2.2	—	—	—	—	—	$2.2	$2.2
Average Interest Rate	2.9%						2.9%

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 2006, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of September 30, 2006, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company reviews its disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the Company’s business.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management.  Words such as “forecast,” “expect,” “anticipate,” “will,” “looking,” “believe” and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results.  Achievement of actual results are dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions.  Such risks and uncertainties include, but are not limited to, the risk that the Company’s and Magnetek’s businesses will not be integrated successfully; distraction of management as a result of, and the challenges of integration and restructuring associated with the transaction or other acquisitions, and the challenges of achieving anticipated synergies in whole or in part; costs related to the transaction; the possibility that the market for the sale of certain products and services may not develop as expected; the Company’s ability to manage its international operations, to include currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; ability to secure sufficient quantities of components in the timeline required to meet customers’ needs; increases in raw material costs; ability to resolve contract manufacturer supply chain constraints; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company’s cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company’s manufacturing processes; the impact of competitive products or technologies and competitive pricing pressures; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies. Persons reading this Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005, as well as those set forth in the MD&A and Item 1A included in this 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1A—Risk Factors

We have updated our risk factors to reflect the acquisition of the Power Electronics Group of Magnetek, Inc. These updated risk factors are set forth below.

Changes in demand or downturns in the volatile and cyclical communications infrastructure and server/storage industries could affect our business and profitability.

A majority of our sales in the past five years have been to companies in the communications infrastructure industry. We expect our sales to communications infrastructure companies to continue to be significant in the future, and we are also pursuing customers in other industries, including the server/storage industry. All of these industries are highly cyclical and experience downturns. We have experienced such downturns in the past, and we cannot predict when we may experience such downturns in the future. These industries also experience volatility, and future volatility as well as downturns in any of these industries, or any failure of these industries to recover from downturns, could materially harm our business and profitability.

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are cost, breadth of product line, quality, reliability, technical knowledge, flexibility, readily available products, and stability and reputation of the provider. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we have factored additional price erosion into our forecasts.

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

During 2003, we announced the creation of a new division within the Company dedicated to developing next-generation DC/DC products, and this division launched its first major digital power management products during 2004. Many of these new products are based on silicon technology, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. While we believe that our technology is ahead of our competitors, and is protected by adequate intellectual property rights, some of our traditional competitors have formed a consortium with other power supply and semiconductor technology companies to address the same market as we are seeking to address. This consortium has created doubt about our technology and products in the marketplace. In addition, although we have licensed our technology to other companies in order to address customers’ second source concerns, there can be no assurance that sufficient quantities of our products will be available. The market may not accept our technology or adoption rates may be slower than expected. Our inability to properly assess developments in the communications infrastructure industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs.

Our inventory levels may be too high or too low, reducing our profitability.

During periods of growth and high demand for our products, we may not have adequate supplies of inventory on hand to satisfy our customers’ needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and therefore may not have adequate levels of the components and other materials that we require to build products so that we can meet our customers’ needs. As a result, it may take us longer to procure sufficient components for building products than our customers are willing to accept, and we therefore may lose sales. This could negatively affect our profitability.

We may choose to mitigate this risk by purchasing and maintaining higher inventory levels in order to better meet our customers’ needs during these periods of growth and high demand. However, increased inventory levels could lead to increases in excess and obsolete inventory if these periods of high demand do not materialize or if there are unexpected changes to our product mix or our forecasts are otherwise inaccurate. Excess or obsolete inventory may need to be written-off, and this in turn could reduce our profitability.

Vendor managed inventory programs give rise to variability in our revenue and operating results.

Certain significant customers are on vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customer’s forecasts and the inventory is physically located at a site controlled by the customer. The customer uses the inventory as needed, and the sale occurs at that time. We experienced and expect to continue to experience variability as to the timing of customers’ use of VMI, which results in variability in our net sales and operating results.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

We do not obtain long-term purchase orders or commitments from our customers, and therefore customers may generally cancel, reduce or postpone orders without penalty. Cancellations, reductions and delays in orders could reduce our backlog and adversely affect our net sales and profitability. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand and partially on customer orders. Because a substantial portion of our quarterly net sales is made during the last month of a quarter, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

Fluctuations in customer needs may also affect our mix of products and volume of orders, which in turn affect our gross margin and operating results. High-volume orders, if cancelled, may substantially increase the risk of inventory obsolescence and asset write-offs due to excess capacity.

We rely on a few major customers for a material portion of our business and the loss of any of those customers, or a change in our product mix, could reduce our net income and operating results.

Historically, a few customers accounted for a material portion of our net sales each year. Cisco Systems and its contract manufacturers represented approximately 15% of our net sales in 2005 and 2004. For 2005 and 2004, our top five original equipment manufacturers (“OEM”) customers accounted for approximately 28% and 31% of our net sales, respectively. In addition, some of our products sell for significantly higher gross margins than others. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experience significant financial or other failures, or if our product mix changes significantly, our net sales and operating results could decrease significantly.

Environmental, health and safety laws may restrict our operations.

We are subject to local laws and regulations in various regions in which we operate, including the European Union (“EU”). In particular, two current EU directives may have a material impact on our business. The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”), which restricts the distribution of certain substances, including lead, within the EU and became effective on July 1, 2006. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we are also required to maintain and publish a detailed list of all chemical substances in our products. We have started to see requests from our customers, including some of our major customers, for RoHS-compliant products. We have essentially completed the process of compiling RoHS-compliant information on our products as well as procuring RoHS-compliant material and information from our suppliers for our base business and products that we operated and sold as existed prior to our acquisition of the Power Electronics Group of Magnetek, Inc.  We are now in the process of confirming applicable RoHS—compliant material for products and suppliers of the Power Electronics Group.

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which became effective on August 13, 2005 in certain jurisdictions and requires covered manufacturers or importers to recycle or dispose of all products manufactured or imported into the EU by a party which is subject to the directive at its own expense at the end of the products’ useful lives. It is our current position and interpretation of the WEEE directive that our products are not directly covered by the directive such as to require our direct compliance with the directive. We believe our end customers bear the responsibility for WEEE directive compliance for the products and/or systems in which our products are components.

There are certain risks we face in complying with, or seeking to conduct our business in connection with, the RoHS and WEEE directives, which include but are not limited to the following:

•       For RoHS:

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

•       For WEEE:

•        We may be determined by applicable national regulatory agencies that implement the WEEE directive that certain of our products are directly covered under the WEEE directive, making us directly responsible for WEEE compliance for such products.

•        Our customers may refuse to agree to contractual language that allocates and assigns WEEE responsibility, or demand that we undertake WEEE responsibilities independent of regulatory interpretation.

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

During 2005 we initiated legal proceedings against two companies whom we believe have infringed on some of our patents in the area of digital power management. One of these cases settled in July 2006. While we believe our ongoing case is strong, there can be no assurance that the judicial system will uphold our patents, or will find that our patent(s) have been infringed. We may incur significant costs in the current proceeding protecting our technology though the judicial system, which costs may not be recouped through damages awards, settlements, royalties or other payments.

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

We are subject to risks associated with company and technology acquisitions, divestitures, joint ventures and strategic investments.

We have recently completed our acquisition of the Power Electronics Group of Magnetek, Inc., and we may in the future continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments as well as the integration of an acquired business, product or technology could require us to incur significant costs and cause diversion of management’s time and resources for which economic and opportunity costs cannot be recouped if the transactions do not occur. Future transactions by us could result in the following consequences:

•       dilutive issuances of equity securities;

•       incurrence of debt and contingent liabilities;

•       impairment of tangible and intangible assets;

•       research and development write-offs; and

•       other acquisition-related expenses.

We may also encounter difficulties in integrating acquired businesses and assets with our operations. For example, some acquisitions, including our recently completed acquisition of the Power Electronics Group of Magnetek, Inc., include business units located in various countries around the world, and integrating such geographically dispersed businesses presents additional communications, management, logistics, and cultural challenges. In addition, newly acquired assets or operations may include new businesses or legacy product lines with which we have minimal prior experience. For example, through our recently completed acquisition of the Power Electronics Group of Magnetek, Inc., we acquired product lines relating to alternative energy (e.g. solar power) and intelligent motor drives and controls, although we had no such lines of products before the acquisition. Our management may need to spend resources gaining the experience to integrate these businesses and product lines with our existing ones.

Furthermore, we may not realize the benefits we anticipated when entering into these transactions, including our recently completed acquisition of the Power Electronics Group of Magnetek, Inc. In addition, after we complete an acquisition, our management must be able to assume significantly greater responsibilities, and this in turn may cause them to divert their attention from our existing operations. Any of the foregoing could hurt our financial position and results of operations.

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

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations, including those of the recently acquired Power Electronics Group of Magnetek, Inc., are located outside of the United States. For example, manufacturing is performed in our own facilities in the Dominican Republic, China, and Slovakia, and at contract manufacturers in Asia. With the acquisition of the Power Electronics Group, we have recently added manufacturing facilities in Italy, Hungary, China and the United States. We expect to continue to build, acquire or move operations overseas, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business or in which we have customers, suppliers, or contract manufacturers could:

•       Experience financial, economic or political instability;

•       Have an undeveloped rule of law or judicial system making the enforcement of our contractual or other legal rights and remedies difficult or uncertain;

•       Provide inadequate intellectual property protection for our technology;

•       Impose restrictions on the export or import of technology that would affect our ability to obtain supplies from, or sell products into, such countries;

•       Impose tariffs, quotas, taxes, other market barriers; or

•       Impose other laws, regulations or policies adversely affecting trade, investment or taxes, including those relating to the repatriation of funds.

In addition, because of our international operations, we face additional risks such as:

•       Currency risk, since we increasingly receive payments and purchase components in foreign currencies, and we have historically not engaged in foreign currency hedging activities;

•       Compliance with laws and regulations in various regions in which we operate, including the Electrical and Electronic Equipment Directive (“WEEE”) and Restriction of Certain Hazardous Substances Directive (“RoHS”) set forth by the European Union during 2005 and 2006, respectively;

•       Greater difficulty and longer delays in collecting accounts receivable from international customers; and

•       Increased challenges on management associated with overseeing operations that are geographically dispersed across Europe and Asia, particularly in countries where we have not historically done business and where we therefore may not be familiar with laws, regulations and business practices.

Interruptions in manufacturing of our products may impair our business and profitability.

We manufacture products at various facilities around the world. Any disruption of operations at those facilities, including through natural disaster, terrorist attack, labor strike or work stoppage, or other events that may be outside of our control, could hurt our business and profitability.

In addition, some of our products are manufactured, assembled and tested by third party subcontractors and contract manufacturers located in Asia. While we have had relationships with many of these third parties in the past, we cannot predict how or whether these relationships will continue in the future. In addition, changes in management, financial viability, manufacturing demand or capacity, or other factors at these third parties could hurt our ability to have our products manufactured. Furthermore, due to the amount of time often required to qualify manufacturers, assemblers and testers, both on our part and by certain customers of ours, we could experience delays in the shipment of our products to customers and distributors if we are forced to find alternative third parties to manufacture, assemble or test products. These delays could adversely affect our business and profitability.

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

Certain provisions of our Certificate of Incorporation could make it difficult for a third party to obtain control of us, even if such a change in control would benefit our stockholders. Stockholders must inform our corporate secretary before a stockholders’ meeting of any business they wish to discuss and any directors they wish to nominate. Our Certificate of Incorporation also requires approval of 75% of our voting stock to amend certain provisions. Subject to the rules of the NASDAQ Global Market, our Board of Directors may also be able to issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, we have a stockholder rights plan that allows our stockholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our Board of Directors. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders’ ability to approve transactions that they consider in their best interests.

Market fluctuations or volatility could cause the trading price of our common stock to decline and limit our ability to raise capital.

The stock market in general and the market for stocks of power conversion and power management companies in particular have experienced price and volume fluctuations, often unrelated to the operating performance of the affected companies. We believe that in the past similar levels of volatility have contributed to the decline in the trading price of our common stock, and such volatility may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile trading price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experienced volatility in the trading price of their securities.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions. At September 30, 2006, $14.7 million remains available for purchase in accordance with this authorization. No common stock was purchased during the quarter ended September 30, 2006. This authorization expires on December 31, 2006.

Item 5—Other Information

Effective October 27, 2006, the Compensation Committee of the Board of Directors notified certain named executive officers, listed below, that the officer’s current Change In Control Severance Agreement (the “Agreement”), with original effective date of April 28, 2004, will not be renewed in April, 2007 pursuant to the annual automatic renewal provisions of the Agreement. As a result of this notice, each Agreement with each named executive officer will expire and be terminated effective April 27, 2007. The

Compensation Committee intends to review the current Agreements with the advice and assistance of outside counsel, and consider appropriate replacement agreements that may be offered, if the Committee so decides, to officers in April 2007 upon the expiration of the current Agreements

Notice of non-renewal was provided under direction of the Compensation Committee to: Steven J. Goldman, Chairman; William T. Yeates, Chief Executive Officer;  Brad W. Godfrey, President and Chief Operating Officer, and Randall H. Holliday, Secretary and General  Counsel.

Item 6—Exhibits

(a)          Exhibits

2.1(f)	Purchase and Sale Agreement dated as of September 28, 2006 by and between Magnetek, Inc. and Power-One, Inc.
3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(d)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated May 3, 2005
3.5(c)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.1(f)	Term Loan Agreement dated as of September 28, 2006 by and between Power-One, Inc. and PWER Bridge, LLC.
10.2(f)	Form of Promissory Note in the amount of $50,000,000 issued by Power-One, Inc. on behalf of PWER Bridge, LLC.
10.14(e)	Separation Agreement between the Company and Ms. Veronica Tarrant
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(d)          Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005.

(e)           Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2006 and filed on August 9, 2006.

(f)             Previously filed as an exhibit on Form 8-K filed October 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2006	POWER-ONE, INC.
	By:	/s/ PAUL E. ROSS
Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)