Form 10-K
period 2006-12-31
POWER ONE INC
filed 2007-03-16
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 0-29454

POWER-ONE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0420182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
740 Calle Plano Camarillo, California	93012 (Zip code)
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

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on July 2, 2006, as reported by the National Market System of the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System on that date was approximately $409,157,000

As of March 9, 2007, 86,809,911 shares of the registrant’s $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant’s Annual Meeting of Stockholders For Fiscal Year 2006, to be held on April 24, 2007, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

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

PART I

ITEM 1—BUSINESS

Overview

We are a leading designer and manufacturer of power conversion and power management products, most of which are sold into the communications infrastructure and high technology markets. Our products are used to convert, process and manage electrical energy, in both alternating current (“AC”) and direct current (“DC”) form, to the high levels of quality, reliability and precision required by communications infrastructure and other equipment. With hundreds of different standard products and the ability to create custom products, we have one of the most comprehensive product lines in the power conversion and power management industry and are one of just a few companies that can power virtually every component and system of an infrastructure network.

Our power conversion and power management products include:

•       AC/DC power supplies that convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply, and we provide a broad range of AC/DC power supplies that power a wide variety of equipment in the communications, networking, server/storage, computer, instrumentation, industrial, and electronic industries;

•       DC power systems that are used by communications and Internet service providers to power large communications infrastructure equipment;

•       DC/DC converters that modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment. Our DC/DC converters include high-density and low-density “brick” converters that are generally used to control power on communications printed circuit boards and also include Point-of-Load (“POL”) converters that power devices within an Intermediate Bus Architecture as well as in other applications. Our Z-One® digital power management products fall into the DC/DC converter category.

•       A range of other products that include alternative energy (“AE”) products that convert solar (photo-voltaic) or wind energy into useable AC/DC power, digital control products for motors, and a variety of application-specific specialty power products.

We design our power conversion and power management products primarily to meet the needs of higher-end markets, including manufacturers of communications and server/storage infrastructure equipment; industrial applications; and higher-end consumer and industrial appliances; rather than for use in personal computers, and mobile phones. For high-end manufacturers, a fluctuation of power may cause severe damage to sensitive systems, resulting in data loss, file corruption and significantly reduced productivity. We design our products to take lower-quality power from the electrical grid and convert, process, and purify it to meet the higher quality demanded by communications networks, providing significantly greater protection against power disturbances, fluctuations and outages. In addition, our products’ compact designs are critical to our customers who need to minimize the space allocated to power conversion products within a system in order to maximize the space available for other components and subsystems. We continually strive to stay ahead of the technology curve to develop innovative products that meet and exceed our customers’ needs.

While approximately 35.9% of our sales were to our top ten customers in 2006, we sell our products to hundreds of direct customers worldwide. Our largest customer in 2006 was Cisco Systems and its contract manufacturers, which accounted for 12.2% of our sales in 2006 and 15.1% of our sales in both 2005 and 2004. No other customer accounted for more than 10% of our sales during 2006, 2005, and 2004.

In October 2006, we completed the acquisition of Magnetek, Inc.’s Power Electronics Group for approximately $69.0 million plus the assumption of approximately $27.8 million in debt. The acquisition added a team of experienced engineers to our employee base, enhanced our custom AC/DC design capabilities, expanded our product portfolio, broadened our customer list, and provided us with a low-cost manufacturing operation in China.

We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware in January 1, 1996.

Industry Background

The power conversion and power management industry is highly fragmented and diverse. Manufacturers of power conversion and power management products are generally divided into two broad categories: those who sell to third-party customers (merchant) and those who sell for use in-house to other divisions within the manufacturer’s own company (captive). We are a merchant power supply manufacturer whose products are sold to third parties.

The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services, and increases in Internet usage and demand for broadband and wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion and power management products also grew. In 2001, however, the communications infrastructure industry entered into a severe, multi-year downturn that was characterized by delayed network deployments and upgrades by service providers due to lower-than-expected demand for their products and services and a resulting oversupply of capacity and inventory. Due to the downturn, we experienced decreasing sales, price erosion, cancellation of orders, write-offs of excess inventory, restructuring charges and asset impairment charges. In recent years, however, we have experienced revenue growth.

Long term, we believe the following key trends will continue to drive demand for power conversion and power management products:

Increasing Amounts of Power Required by the Communications Infrastructure Industry.   With the development and proliferation of the Internet, wireless communications, broadband applications and other new technologies, recent years have witnessed unprecedented growth in the volume of information being transmitted around the world at any given moment. We believe that this increasing volume will drive demand for larger data processing capabilities among communications infrastructure companies and that increased data processing needs in turn will require increases in power and more demand for power conversion and power management products. Industry sources project that the amount of power required by communications infrastructure equipment manufacturers will grow significantly faster than the demand by other traditional users of power.

Increasing Demand for High Conversion Efficiencies.   Recent developments in the European Union (“EU”), the United States and China to cut energy consumption will increase the demand for digital power. The use of digital control techniques can contribute to improved conversion efficiencies of AC/DC power supplies across a wide range of conditions.

Increasing Demand for High Reliability Power.   The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause equipment to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. As a result, modern communications network operators are increasingly requiring significantly more reliable power than that provided by the electric utility grid. We believe this demand will increase as wireless communications, broadband applications and other new technologies became more pervasive in society and as society becomes more dependent on their reliability.

Proliferation of Distributed Power Architecture and Intermediate Bus Architecture, as well as the Trend Toward Power Management Rather than Simple Power Conversion.   Traditional power supply architecture uses a single, centralized power supply, which distributes power through a cable of wires to the various individual components and subsystems dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment. At the same time, newer-generation communications technologies being developed are requiring semiconductors that use lower voltages than previous-generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals because as power increases and voltage decreases, the current level increases and therefore the cable thickness increases, often to an unacceptable size.

Distributed Power Architecture, or DPA, is a technology that has been developed to address this technical issue. DPA uses a front-end power supply that converts AC voltage into a high-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power and then uses DC/DC “brick” converters that are placed throughout the system close to the devices that actually use power and reduce the voltage to the precise amount needed by the devices. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply could jeopardize the entire system, the failure of a single DC/DC brick converter in a DPA system may only affect those few individual components that it serves. Finally, because there are many DC/DC brick converters within a system, DPA allows for greater flexibility by permitting part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

More recently, a modified version of DPA called Intermediate Bus Architecture, or IBA, has emerged, which addresses the number of different and lower voltages required by different systems. Instead of using multiple DC/DC brick converters that have a typical input of 48 volts and low output voltages of less than 3 volts, the IBA uses a single brick converter with an input of 48 volts and an intermediate output voltage (typically between 12 volts and 3 volts) that is then transmitted to multiple DC/DC Point-of-Load (POL) converters, each of which converts the intermediate voltage to the voltages required by the local devices (typically 3 volts or less). During 2003 we announced our new Silicon Power Systems (SPS) division to focus on the design of highly innovative and efficient silicon-based solutions for next generation DC/DC power management products in the IBA market. We developed our maXyz® product line specifically for the IBA market. In 2004 we introduced our Z-One® digital power management architecture and related products as part of the maXyz product line. We have spent and anticipate spending significant capital on research and development efforts to develop new power conversion technology.

Our Competitive Advantages

We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are as follows:

Broad Product Line.   We offer hundreds of products, in power ranging from one watt to a half-megawatt. Our smaller products are no larger than a fingernail, while our larger DC power systems could fill an entire cabinet. With millions of potential current and voltage configurations, our broad product line offers our customers a one stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network.

Leading Design and Development Capabilities.   There are a limited number of highly-skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative of such engineers through our hiring efforts and through strategic acquisitions, including our October 2006 acquisition of Magnetek, Inc.’s Power Electronics Group. Furthermore, we have been effective at maintaining a high retention rate among our technical staff. This team of engineering talent has allowed us to consistently upgrade to new generations of power conversion and power management products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA technology, and we expect to achieve a similar leading position in IBA technology. We believe that our Z-One digital power management architecture has created a first-to-market competitive advantage for us, although certain of our competitors are working to develop similar or competing products and to promote such products via a competing strategic alliance and open-standards consortium. We have been diligent in seeking to secure patent and other intellectual property rights for the technology that we have developed and implemented in our Z-One digital power management architecture and products, and we have also been diligent in protecting those rights. We are currently involved in patent infringement litigation against one company that has announced and introduced products that we believe infringe upon certain of our intellectual property rights as secured in certain U.S. patents issued to us.

Reputation for Quality and Reliability.   We have been in the power conversion and power management product industry since 1973. By establishing rigorous internal quality control programs, we believe that we have been able to provide our customers with products that are highly reliable. This is particularly important for manufacturers of infrastructure equipment. As a result, we established a strong customer base that includes many of the largest manufacturers in the communications infrastructure industry. Although power conversion products typically represent only 2% to 5% of the cost of an entire network, their failure can cripple the entire system in which they are installed. Consequently, we believe most customers are not willing to risk buying from an unproven supplier in an effort to cut costs in this area.

Changing Customer Needs.   Manufacturers and service providers are facing greater competition to accelerate the time-to-market for their new products and are increasingly expected to produce newer generations of products in a shorter period of time. As a result, they are more likely to purchase from suppliers who can offer a broad range of standardized power conversion products, rather than highly customized products that take more time to design and manufacture. Manufacturers of communications infrastructure equipment are also focusing more on their core competencies and therefore increasingly are outsourcing the manufacture of power conversion and power management products to more efficient suppliers. Consequently, these customers are moving towards sourcing from the limited number of suppliers who can meet all of these needs.

Our Strategy: Powering the High Technology and Communications Markets

Our primary objective is to become one of the worldwide leaders in power conversion and power management equipment for the global communications and high technology equipment markets. To achieve this objective, we plan to do the following:

Expand Product Lines, Including DPA and IBA Products.   We provide one of the most comprehensive lines of power conversion and power management products, including DPA and IBA products. Our products are increasingly being designed into infrastructure equipment. We believe that we have good relationships with our customers, including leading infrastructure equipment manufacturers, and through these relationships we can work with our customers to understand their changing product needs in order to proactively develop leading technology products for them. We intend to continue our extensive research and development program to improve our products’ performance and expand the breadth of our product offerings. Our Z-One digital power management products play a key role in this strategy.

Continue to Cross-Sell Products on a Global Basis.   We expanded the geographic reach of our business into Europe and Asia through internal efforts and through a series of strategic acquisitions from 1998 through 2006. We believe we have substantial opportunities to market products developed in one region to customers located in other regions and to market products to customers who had previously purchased only a single line or family of products from us but who have increasing needs for other products that we develop.

Continue to Acquire and Invest in Strategic Businesses and Technologies.   We plan to selectively acquire and invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion and power management product industry presents opportunities for further consolidation. In addition, we are investing aggressively in research and development initiatives to create next-generation power conversion and power management products and continuing to invest in advanced technologies to enable significantly smaller DC/DC power converter products, higher efficiencies in these products, and better performance by them in controlling and managing power on communications-oriented printed circuit boards. We continue to earmark a significant portion of our overall research and development budget to develop this technology.

In 2004, we introduced our Z-One digital power management architecture and released products designed using this architecture. We believe that these products integrate conversion, communications, and control for a digital board-level solution in a significantly enhanced manner over traditional power supplies. Features of this architecture and the related Z-7000 product line include the ability to fully manage up to 32 POL DC/DC converters with a single-wire digital bus. It also provides a significant reduction in printed circuit board space, design time and number of components, which in turn can lead to cost savings.

In 2005, we introduced our Z-1000 product line, which includes power conversion and power management products that contain many, but not all, of the same features as the Z-7000 products, and we market the Z-1000 products for customers’ mid-range applications.

In 2006, we redesigned our products in such a way that allowed the circuit board to be one-sixth the size of its predecessor, and we further increased the capability of the system by adding functionality that allows the control of devices manufactured by third parties. This provides the ability of the Z-One architecture to integrate with existing analog systems to provide customers with more flexibility and further enables adoption to a broader range of customers and applications.

Our Products

We design, develop, manufacture and market power conversion and power management products. All of our products are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment but power conversion products generally convert one voltage into another voltage, whether AC-to-DC or DC-to-DC, while power management products generally manage multiple voltages and provide other functionality.

Depending on our customer’s needs, including the balancing of cost and time-to-market of new products, we offer standard, modified-standard and custom-designed products. Standard products refer to products that are standard to a particular manufacturer, while modified-standard products refer to standard products of a manufacturer that can be easily modified to meet a customer’s particular application. Because they have already been designed and manufactured, standard and modified standard products allow our customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from “scratch” to meet the specifications of a unique customer application and may require significant tool and die costs and four-to twelve-month lead-times from conception through production.

We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also have seen a smaller price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8th-brick, and this will eventually be replaced by a 1/16th-brick or even smaller product. Each successive product is smaller and somewhat less costly than its predecessor but has usually retained or expanded the functionality of its predecessor. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may continue to negatively impact gross margins and result in inventory write-offs. Price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

Our products can be classified into the following main groups: AC/DC power supplies, DC/DC converters, DC power systems, alternative energy (AE), and a category of other products, including smart motor control. Our Z-One silicon board power management products fall into the DC/DC converter category. These categories can be distinguished based on their location within a system, size and function.

AC/DC power supplies:

•       are typically embedded within the equipment that they are powering;

•       range in size from a small paperback book to a desktop computer;

•       may be standard, modified-standard or custom designed;

•       convert AC voltage, from a primary power source such as a wall outlet, into DC voltage; and

•       are used primarily in networking systems, large scale data processors and industrial equipment.

DC/DC converters (“Bricks”) and POL converters:

•       are embedded within the equipment that they are powering and are generally mounted directly on a printed circuit board within the equipment;

•       bricks range in size from an AA battery to a portable CD player, while POL converters may be silicon-based and range in size from a fingernail to a small matchbox;

•       modify an existing DC voltage level to a different DC voltage level;

•       are the cornerstone of DPA and IBA technology; and

•       are used by our customers primarily to power communications infrastructure equipment, although their usage is expanding to other markets including server and storage.

DC power systems:

•       can be either stand-alone units that are external to the equipment or sub-systems (commonly called “racks”) that are integrated into a system;

•       range in size from a shelf of integrated modules to large-scale systems that can fill entire cabinets;

•       convert AC voltage into DC voltage and, together with a generator or an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance or power outage; and

•       are used primarily to power communications networks and cellular communications systems.

Smart motor control and other products:

•       are used primarily in sophisticated appliances, such as high-end clothes washers and dryers, and air conditioners, where energy efficiency is very important; and

•       are generally board-level products or modules that are incorporated by the manufacturer in their system.

Alternative energy (AE) products:

•       are generally stand-alone units that are sometimes called “inverters.” These products are DC-to-AC converters that convert DC voltage from either solar, wind, or fuel cells into useable AC power.

•       range in size from a briefcase to a small file cabinet.

We organize these products into two product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (including “brick” converters and POL converters), alternative energy, and smart motor control products. Power systems products include DC power systems.

Division Structure

Prior to 2005, we had four divisions: the Compact Advanced Power Systems (“CAPS”) division, the Energy Solutions (“ES”) division, the Silicon Power Systems (“SPS”) division and di/dt. In 2005, we restructured and integrated most of our operations into a single integrated business. The most significant components of the restructuring involved the elimination of most of the DC power systems operations in Norway through their integration into our other existing locations and the elimination of certain manufacturing operations in North America through their transfer to our other existing locations or to contract manufacturers. Our SPS group is focused on developing next-generation silicon-based digital power management products for our Z-One digital power management architecture. We intend to fully integrate the Power Electronics Group that we acquired from Magnetek, Inc. in October 2006 into our existing business and not operate it as a separate division.

Customers

We sell our power conversion and power management products to a diversified group of hundreds of equipment manufacturers, including contract manufacturers. Cisco Systems and its contract manufacturers accounted for 12.2% of our sales in 2006, 15.1% of our sales in 2005, and 15.1% of our sales in 2004. Cisco Systems and its contract manufacturers collectively were the only customers to account for more than 10% of our sales during these periods.

Our top 10 customers accounted for approximately 35.9% of net sales in 2006, 36.2% of net sales in 2005 and 38.4% of net sales in 2004. Although our sales are diversified across many markets, our strategy has been to focus our efforts on the communications infrastructure equipment and other high technology markets because the quality, reliability and precision of our products make them particularly suitable for these markets and because of the higher long-term growth we believe these markets will experience. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended December 31,
	2006	2005
Communications	59%	61%
Instrumentation and Industrial	27%	30%
Server, Storage and Computer	7%	3%
Other	7%	6%
Total	100%	100%

Our customers are located throughout the world, and the following table summarizes our revenues in different geographic locations for our two product lines (in millions):

	Years Ended December 31,
	2006			2005			2004
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)

North America	$109.0	$12.7	$121.7	$91.8	$14.9	$106.7	$112.5	$20.3	$132.8
European countries	74.5	54.2	128.7	50.1	43.5	93.6	55.3	41.8	97.1
Malaysia	30.3	0.9	31.2	25.5	1.0	26.5	19.5	1.3	20.8
Other Asian countries	32.7	18.4	51.1	18.9	11.0	29.9	12.8	11.6	24.4
Other	0.5	4.8	5.3	0.2	4.7	4.9	0.1	5.1	5.2
Total	$247.0	$91.0	$338.0	$186.5	$75.1	$261.6	$200.2	$80.1	$280.3

(a)              Revenues are attributable to countries based on location of customer.

Long-lived Assets

The following is a summary of our long-lived assets by geographical locations, in millions:

	December 31,
	2006	2005
Long-Lived Assets:
United States	$48.1	$51.4
Italy	47.9	—
Switzerland	14.5	14.2
Dominican Republic	14.0	15.8
China	9.4	1.0
Slovakia	7.2	5.0
Other foreign countries	5.8	2.8
Total	$146.9	$90.2

Sales and Marketing

We market our products through a global sales force. We have direct sales offices in Europe, North America, Asia, Middle East, South America, and Australia. These direct sales offices are augmented by an extensive network of manufacturers’ representatives and distributors.

Our direct sales force is typically oriented towards customers that have the potential to purchase large volumes of our products, generally several million dollars or more annually. Our direct sales force works closely with existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers’ expected applications. We expect that our direct sales to strategic accounts will increase in the future as we increasingly focus on sales to these customers.

Research, Development and Engineering

Worldwide we have 458 employees in our research and development departments of which 182 are engineers. We spent approximately $21.7 million on research and development (“R&D”) in 2006, approximately $22.0 million in 2005 and approximately $29.4 million in 2004. During 2006, we shifted our R&D operations toward lower-cost locations, thereby significantly reducing R&D costs with only a modest decrease in R&D resources. We have established engineering and design centers in areas that are strategically located for servicing our customers and where we have strong access to technical talent. Our four engineering and design centers in the United States are located in Andover, Massachusetts and Camarillo, Carlsbad, and Morgan Hill, California. We also have engineering and design centers in Santo Domingo, Dominican Republic; Uster, Switzerland; Dubnica, Slovakia; Tuscany, Italy; Shenzhen, China and Limerick, Ireland. Additionally, we have engineering staff on site in each of our manufacturing facilities. Finally, we have engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

Manufacturing Process and Quality Control

Production of many of our products typically entails subassembly of sophisticated printed circuit boards that are in turn combined with hardware components to produce a final product. In response to demand for increased quality and reliability, design complexity, and sophisticated technology, we continue to invest in state-of-the-art processes. We have also standardized many of our manufacturing processes and much of our equipment worldwide to increase efficiency and optimize flexibility between facilities.

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

Product quality and responsiveness to our customers’ needs are of critical importance in our efforts to compete successfully. We emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and /or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box test or pre-ship audit on randomly selected units before delivery. We insist on the same levels of quality from our contract manufacturers, and as a result have and may continue to incur additional costs to ensure quality products.

As our customers’ operations expand internationally, they increasingly require that their power products meet or exceed established international safety and quality standards. We therefore design and manufacture our power conversion and power management products in accordance with the certification requirements of many international agencies, including the Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market. In addition, various products may be tested to Network Equipment-Building System requirements for the U.S. telecommunications market and to European Telecom Standard Institute requirements for the European Union telecommunications market.

We have manufacturing operations in the United States, Dominican Republic, Slovakia, Italy, China, and Hungary; and we expect that for 2007 we will manufacture and assemble approximately 70% of our products at our facilities in the Dominican Republic, China, Italy, and Slovakia. Production of our silicon-based products is outsourced to contract manufacturers in North America and in Asia. All of our manufacturing facilities are ISO certified. In our global operations, we currently have an aggregate of approximately 630,000 square feet of manufacturing space. In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world, although most of our subcontractors are located in Asia.

Suppliers

We maintain a network of suppliers for components and other materials used in the manufacture of our power conversion and power management products. We typically design products using components readily available from several sources and attempt to minimize our use of components that we can only obtain through a single source. We procure components based upon our enterprise resource planning system and use a combination of forecasts, customer purchase orders and formal purchase agreements to create our materials requirements plan.

We occasionally use components or other materials for which a single supplier is the only source of supply. We may seek to establish long-term relationships with such suppliers. We have volume purchase agreements with certain suppliers of key items. This practice enables us to maintain a more constant source for required supplies and produce cost savings through volume purchase discounts.

Backlog

We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. We do not maintain long-term contracts with our customers and they are free to cancel or modify their orders. We also derive a significant portion of our revenues from “turns” business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period). In addition, customers on our Vendor Managed Inventory (“VMI”) programs exercise discretion as to the timing of inventory consumption. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on its forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher “turns” business, lower book-to-bill ratio, and higher finished goods inventory. As such, we believe that backlog may not necessarily be a reliable indicator of future results.

Competition

The power conversion and power management industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, stability and reputation of the provider, along with cost. Our main competition includes companies located throughout the world, including Emerson Electric, C&D Technologies, Delta Electronics, Eltek and a division of Tyco International.

Intellectual Property Matters

We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 116 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 18 U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant.

Employees

At December 31, 2006, we employed 4,167 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	3,037
Engineering	458
General and administrative	291
Sales and marketing	187
Quality assurance	194
Total	4,167

We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Company Website, Corporate Governance Website and Access to Company Filings

We post all of our periodic reports on Form 10-K and 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 on our website at www.power-one.com as soon as reasonably practicable after we file or furnish the reports with the Securities and Exchange Commission. Access to these reports is free of charge. In addition, we maintain a Corporate Governance section on our Website to provide the investor community with easy access to relevant information about our corporate governance. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Steven J. Goldman	49	Chairman of the Board
William T. Yeates	46	Chief Executive Officer
Brad W. Godfrey	47	President and Chief Operating Officer
Paul E. Ross	33	Vice President—Finance, Treasurer and Chief Financial Officer
Randall H. Holliday	57	Secretary and General Counsel

(1)          As of March 16, 2007

Steven J. Goldman.   Mr. Goldman, our Chairman of the Board, joined Power-One in 1982 and has held several positions with us, including Vice President of Engineering, Senior Vice President and Chief Financial Officer. In July 1990, Mr. Goldman was selected by the Board of Directors as our President and CEO and served in these positions until February 2006. He was named Chairman of the Board in 1997. Mr. Goldman received his B.S. Degree in Electrical Engineering from the University of Bridgeport in 1979. He is a 1989 graduate of the Pepperdine University Presidential and Key Executive MBA Program, and in 1999 he was recognized by Pepperdine as a Distinguished Alumnus of the Graziado School. Mr. Goldman is a contributing member of the San Fernando Valley Chapter of the Young Presidents’ Organization.

William T. Yeates.   Mr. Yeates joined us in January 2000 and served as our President and Chief Operating Officer until February 2006 when he was appointed our Chief Executive Officer. Before joining us, Mr. Yeates held various positions of increasing responsibility at Lucent Technologies, including Vice President and General Manager of the Titania Power Division. He received his B.S. degree in Electrical Engineering and his M.B.A degree in Finance from Louisiana Tech University.

Brad W. Godfrey.   Mr. Godfrey, who joined us in 1988, was appointed President and Chief Operating Officer in February 2006. During his tenure with us, he has held a variety of positions of increasing responsibility and scope within the Company, including Senior Vice President—Global Operations. He served as the CAPS Division President from July 2003 until February 2006.

Paul E. Ross.   Mr. Ross, who joined us in April 2001, was appointed Vice President—Finance in January 2005, and Treasurer and Chief Financial Officer in May 2005. Prior to that, he served as Assistant Treasurer from May 2004 until May 2005. Prior to joining the Company, Mr. Ross was employed with British Petroleum, Los Angeles. Mr. Ross is a CPA and holds a B.A. degree from the University of California, Los Angeles, and an M.B.A. degree from the University of Southern California. On February 12, 2007, Mr. Ross advised the Company that he will resign from the Company at a date to be determined by mutual agreement with the Company. As previously announced, the Company has appointed Mr. Jeffrey J. Kyle to succeed Mr. Ross as the Company’s principal financial officer. Mr. Kyle will officially assume the position and duties as the Company’s principal financial officer upon the departure of Mr. Ross.

Randall H. Holliday.   Mr. Holliday joined us in 2000 as General Counsel and was appointed Secretary in 2001. Before joining us, Mr. Holliday served as Secretary and General Counsel of Xircom, Inc. He has held a variety of in-house legal positions in diverse industries since 1981. Mr. Holliday received his J.D. degree in 1974 from Florida State University, Tallahassee, FL.

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

We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, stability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we have factored additional price erosion into our forecasts.

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

We may choose to mitigate this risk by purchasing and maintaining higher inventory levels in order to better meet our customers’ needs during these periods of growth and high demand. However, increased inventory levels could lead to increases in excess and obsolete inventory if these periods of high demand do not materialize or if there are unexpected changes to our product mix or our forecasts are otherwise inaccurate. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written-off, and this in turn could reduce our profitability.

Failure to anticipate trends in the mix of power conversion products that our customers will demand may adversely affect our business.

Because we have many customers in the communications infrastructure industry, the factors and economic trends that affect these companies also affect our business. The communications infrastructure industry has experienced rapid change in recent years. With advances in technology, communications service providers offer a more varied range of services. Increasing usage of the Internet as well as demand for broadband and wireless services all contributed to the growth of the communications infrastructure industry. Because resulting technological advances required significantly greater and more reliable power, the demand for newer generation power conversion and power management products has also grown. To respond to the needs of our customers in the communications infrastructure industry, we must continuously develop new and more advanced products at lower prices. We have made and will continue to make significant investments in next generation technologies, but there can be no assurance that the resulting products will be successful or that we will recoup our research and developments costs through increased sales.

During 2003, we announced the creation of a new division dedicated to developing next-generation DC/DC products, and this division launched its first major digital power management products during 2004. Many of these new products are based on silicon technology, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. While we believe that our technology is ahead of our competitors, and is protected by adequate intellectual property rights, some of our traditional competitors have formed a consortium with other power supply and semiconductor technology companies to address the same market as we are seeking to address. This consortium has created doubt about our technology and products in the marketplace. In addition, although we have licensed our technology to other companies in order to address customers’ second source concerns, there can be no assurance that sufficient quantities of our products will be available. The market may not accept our technology or adoption rates have been and may continue to be slower than expected. Our inability to properly assess developments in the communications infrastructure industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs.

Vendor managed inventory programs give rise to variability in our revenue and operating results.

Certain significant customers are on vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customer’s forecasts and the inventory is physically located at a site controlled by the customer, but the sale of product does not occur until the customer uses the inventory. We therefore cannot predict when the sale may occur, and this in turn may result in variability in our net sales and operating results and higher inventory balances.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

We do not obtain long-term purchase orders or commitments from our customers, and therefore customers may generally cancel, reduce or postpone orders without penalty. Cancellations, reductions and delays in orders could reduce our net sales and profitability. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand and partially on customer orders. However, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

Fluctuations in customer needs may also affect our mix of products sold and our volume of products orders, which in turn would affect our gross margin and operating results. In addition, high-volume orders, if cancelled, may increase the risk of inventory obsolescence and asset write-offs due to excess capacity.

We rely on a few major customers for a material portion of our business and the loss of any of those customers, or a change in our product mix, could reduce our net income and operating results.

Historically, a few customers accounted for a material portion of our net sales each year. Cisco Systems and its contract manufacturers represented approximately 12% and 15% of our net sales in 2006 and 2005, respectively. For 2006 and 2005, our top five original equipment manufacturers customers accounted for approximately 27% and 28% of our net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failures, or if our product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

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

We are subject to local laws and regulations in various regions in which we operate, including for example the United States, the European Union (“EU”) and China. There are certain risks we face in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive (“RoHS”) and Waste Electrical and Electronic Equipment Directive (“WEEE”) that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives, however the authorities have the ability to review and challenge our compliance which could result in additional costs. We face risks that our products may not be compliant with any new directives, which may result in reduced sales and also in additional excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for which there is reduced demand and that we may need to write down. Costs of compliance with environmental, health and safety laws may also have a material adverse impact on our net sales and operating results.

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

We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products, some of which in the past have resulted in litigation. If we do not prevail in any such litigation, our business may be adversely affected.

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

Actions by our competitors and by foreign governments could undermine our intellectual property rights, which in turn could adversely affect our results.

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

We have recently completed our acquisition of the Power Electronics Group of Magnetek, Inc., and we may in the future continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments could require us to incur significant costs and cause diversion of management’s time and resources for which economic and opportunity costs cannot be recouped if the transactions do not occur. Future transactions by us could result in the following consequences:

•       dilutive issuances of equity securities to finance the acquisition or other transaction, and, furthermore, these equity securities may have rights, preferences, and privileges that are senior to our outstanding common stock;

•       incurrence of debt to finance the acquisition or other transactions and contingent liabilities as a result of the transaction;

•       impairment of tangible and intangible assets;

•       research and development write-offs; and

•       other acquisition-related expenses.

We may also encounter difficulties in integrating acquired businesses and assets with our operations. For example, some acquisitions, including our recently completed acquisition of the Power Electronics Group of Magnetek, Inc., include business operations located in various countries around the world, and integrating such geographically dispersed businesses presents additional communications, management, logistics, and cultural challenges. In addition, newly acquired assets or operations may include new businesses or legacy product lines with which we have minimal or no prior experience. For example, through our recently completed acquisition of the Power Electronics Group of Magnetek, Inc., we acquired product lines relating to alternative energy (e.g. solar power) and intelligent motor drives and controls, although we had no such lines of products before the acquisition. Our management may need to spend resources gaining the experience to integrate these businesses and product lines with our existing ones.

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

If we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide, and we believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected.

Much of our business is subject to risks associated with operations in foreign countries.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations, including those of the recently acquired Power Electronics Group of Magnetek, Inc., are located outside of the United States. For example, manufacturing is performed in our own facilities in the Dominican Republic, China, and Slovakia, and at contract manufacturers in Asia. With the acquisition of the Power Electronics Group, we have recently added manufacturing facilities in Italy, China, and Hungary. We expect to continue to build, acquire or move operations overseas, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business or in which we have customers, suppliers, or contract manufacturers could:

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

The stock market in general and the market for stocks of power conversion and power management companies in particular have experienced price and volume fluctuations, often unrelated to the operating performance of the affected companies. We believe that, in the past, similar levels of volatility have contributed to the decline in the trading price of our common stock, and such volatility may do so again in the future. Trading volumes of our common stock can increase dramatically, resulting in a volatile trading price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of substantial number of shares of our common stock, or the perception that significant sales could occur. In the past, securities class action litigation has been brought against companies that experienced volatility in the trading price of their securities.

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management effectiveness of our internal control over financial reporting and an attestation by our independent registered public accounting firm on the adequacy of management’s assessment of our internal control over financial reporting. Ongoing compliance with these requirements is complex, costly and time-consuming. We may be subject to regulatory sanctions and our reputation may decline if we fail to maintain effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal control, or if our independent registered public accounting firm does not timely attest to the evaluation.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	100,000	120	Administration, R&D, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	192,000	1,470	Administration, Manufacturing and Assembly, Warehousing, R&D
Dubnica Nad Vahom, Slovakia	245,000	780	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Valdarno, Italy	170,000	550	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales
Baoan, China	245,000	610	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales
Shenzhen, China	145,000	150	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales
Hungary	30,000	80	Manufacturing and Assembly, and Warehousing

We believe that the facilities we now use are adequate for our current and anticipated operating needs. We own facilities in Italy, Slovakia and Switzerland. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2014 in North America and in Asia, and 2011 in Europe. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

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

Power-One, Inc. v. Artesyn Technologies, Inc.   United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). We initiated this action against Artesyn Technologies on September 30, 2005. The complaint alleges that certain products of Artesyn Technologies infringe certain of our patents that focus on technologies relating to digital power management and control. The complaint seeks injunctive relief against and compensatory damages from Artesyn Technologies. Trial proceedings are in the stages of discovery and related procedural matters. A trial by jury is scheduled for August 2007.

We initiated a similar lawsuit against Silicon Laboratories, Inc. in December, 2005 for infringement of certain of our patents. We settled this litigation with Silicon Laboratories as of July 20, 2006, and the lawsuit was dismissed without prejudice on July 21, 2006 in connection with the settlement.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the NASDAQ Global Market and is traded under the symbol “PWER.” The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended December 31,
	2006		2005
	High	Low	High	Low
First Quarter	7.20	5.24	8.65	4.86
Second Quarter	7.98	5.63	6.43	4.18
Third Quarter	7.34	5.35	6.35	4.31
Fourth Quarter	8.00	6.74	7.04	5.30

As of March 5, 2007, there were 16,618 holders of record of our common stock.

We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

In May 2005, the Company announced that it had received authorization from its Board of Directors to purchase up to $20 million of its outstanding common stock in open-market transactions through December 31, 2006. The Company purchased $5.3 million of its outstanding common stock in open-market transactions through December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be contained under the caption “Equity Compensation Plan Information as of December 31, 2006” in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and such information is incorporated herein by reference.

Performance Graph

The following performance graph compares the yearly percentage change in the Company’s cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. (“RDG”) Technology Composite Index for each period from December 31, 2001 through December 31, 2006. The comparison is based on the investment of $100 in each stock or index on December 31, 2001 and includes the reinvestment of dividends. The total return on the common stock is measured by dividing the difference between the common stock or index price at the end and the beginning of the measurement period by the common stock or index price at the beginning of the measurement period.

The Company believes that the peer-group of indices selected for inclusion in the graph are representative for comparison purposes. The Russell 3000 Index is a major index that is used by third party corporate governance rates for evaluating the Company’s corporate governance performance. The RDG Index contains companies that are closely aligned with the product markets and industries most comparable to the Company’s products and target markets.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ended December 31,

Year Ended December 31,	2001	2002	2003	2004	2005	2006
Power-One, Inc.	$100.00	$54.47	$104.03	$85.69	$57.83	$69.93
NASDAQ Composite	$100.00	$69.66	$99.71	$113.79	$114.47	$124.20
Russell 2000	$100.00	$79.52	$117.09	$138.55	$144.86	$171.47
Russell 3000	$100.00	$78.46	$102.83	$115.11	$122.16	$141.35
RDG Technology Composite	$100.00	$62.44	$92.49	$95.27	$97.49	$106.14

ITEM 6—SELECTED FINANCIAL DATA

In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002. When reading this selected historical consolidated financial and operating data, it is important to read it along with “Item 7—Management’s Discussion and Analysis of Financial Condition and Operating Results” included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended December 31,(1)
	2006(7)	2005(6)	2004(5)	2003(3)(4)	2002(2)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$338.0	$261.6	$280.3	$256.3	$230.7
Cost of goods sold	245.4	184.9	182.4	161.7	234.7
Gross profit (loss)	92.6	76.7	97.9	94.6	(4.0)
Selling, general and administrative expense	63.9	58.6	67.8	62.4	59.3
Engineering and quality assurance expense	38.6	36.9	42.2	40.8	34.7
Amortization of intangible assets	4.0	3.9	3.9	3.6	5.1
Restructuring charge	0.4	11.1	1.1	3.1	10.7
Impairment of goodwill	—	—	—	—	67.6
Asset impairment	—	5.1	2.0	—	42.6
Total expenses	106.9	115.6	117.0	109.9	220.0
Income (loss) from operations	(14.3)	(38.9)	(19.1)	(15.3)	(224.0)
Interest income	2.1	2.3	1.8	1.6	1.7
Interest expense	(1.4)	(0.2)	(0.6)	(1.0)	(1.1)
Other income (expense), net	(1.7)	0.3	(0.2)	(4.5)	0.2
Loss before provision (benefit) for income taxes.	(15.3)	(36.5)	(18.1)	(19.2)	(223.2)
Provision (benefit) for income taxes	(0.7)	1.8	3.1	(1.0)	(12.2)
Net loss	$(14.6)	$(38.3)	$(21.2)	$(18.2)	$(211.0)
Basic and diluted loss per common share	$(0.17)	$(0.45)	$(0.25)	$(0.22)	$(2.62)
Basic and diluted weighted average shares outstanding	86.1	85.0	83.8	82.5	80.4
SELECTED OPERATING DATA:
Gross profit (loss) margin	27.4%	29.3%	34.9%	36.9%	(1.7)%
Depreciation and amortization	$15.0	$14.9	$16.4	$16.0	$20.9
Capital expenditures	5.6	6.2	7.3	7.3	7.0
Backlog(8)	98.9	34.7	38.0	39.6	32.8
Cash flows provided by (used in):
Operating activities	$(25.9)	$(5.3)	$(0.8)	$(8.6)	$31.4
Investing activities	(33.6)	6.9	(57.5)	(3.7)	(8.6)
Financing activities	53.8	2.5	(8.0)	2.4	1.6
BALANCE SHEET DATA:
Working capital	$144.2	$102.9	$116.7	$151.5	$150.3
Total assets	449.3	285.7	327.1	349.9	360.9
Total long-term debt(9)	54.3	—	—	9.2	9.5
Total debt(10)	80.6	—	—	11.2	10.2
Total stockholders’ equity	223.2	224.5	270.0	275.3	279.1

(1)          Our fiscal year is the 52- or 53-week period ending on the Sunday nearest to December 31. For clarity of presentation we described year-ends presented as if the year ended on December 31. As such, the year ended December 31, 2004 represents a 53-week year and the years ended December 31, 2006, 2005, 2003 and 2002 each represent a 52-week year.

(2)          The year ended December 31, 2002 includes pre-tax charges that consist of the following: restructuring charge of $10.7 million, goodwill and other asset impairment charge of $110.2 million, inventory charge of $73.0 million, a $39.9 million deferred tax valuation allowance and $6.5 million in stock compensation charges and related payroll taxes primarily related to the employer match of our 2001 Deferred Compensation Plan.

(3)          The year ended December 31, 2003 includes a write-down of approximately $5.7 million, included in other expense, to reduce the book value of an investment held in a privately-owned enterprise and a restructuring charge of $3.1 million for a reduction in force and accruals related to an excess facility.

(4)          On February 14, 2003, we acquired di/dt Inc. The purchase price for di/dt was approximately $17.5 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company’s common stock valued at $6.3 million at acquisition; $1.0 million in cash and acquisition costs; and 0.5 million shares of the Company’s common stock paid as earn-out to the former shareholders of di/dt during 2003 and 2004 valued at $5.1 million. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extended beyond December 31, 2004. In addition to the purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense in 2003.

(5)          During 2004, we performed an impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144. The results of these tests indicated that the manufacturing equipment at one of our European facilities was impaired and we recorded non-cash impairment charges of $0.7 million. In addition, we wrote down our Mexico building to fair value based on current market activity resulting in non-cash impairment charges of $1.3 million. We also recorded a $1.1 million write-off of an investment we own in a privately-held technology company, which was recorded in other expense. The year ended December 31, 2004 also includes pre-tax restructuring charges of $0.7 million related to severance and benefit payments, consolidation of excess facilities, contract termination costs, and other shutdown costs, in accordance with SFAS 146 and $0.4 million of restructuring charges for settlement payments and legal fees related to additional personnel and legal costs resulting from the closure of the Boston, Massachusetts facility during 2001.

(6)          During 2005, we announced a restructuring plan which was accounted for in accordance with SFAS 146. We recorded pre-tax charges of $11.1 million for restructuring costs which included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. During 2005, we also performed impairment reviews in accordance with SFAS 144. As a result, we identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended December 31, 2005. These assets consisted of an owned building in Norway that was held for use and which was written down to fair market value and then sold in 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. We also determined that an investment in a foreign enterprise, recorded in other assets on the balance sheet, was impaired. The impairment charge of $2.0 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

(7)          On October 23, 2006, we acquired the Power Electronics Group of Magnetek Inc. The purchase price was approximately $69.0 million, of which $50.0 million was borrowed, and $19.0 million was paid in cash including $2.9 million of direct acquisition costs, plus the assumption of approximately $27.8 million in debt.

(8)          Consists of purchase orders having delivery dates scheduled within the following six months, and does not include “turns” business that is ordered, produced, and shipped all within the same period.

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

Introduction

We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies and converters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, networking equipment, server/storage, computer, instrumentation, industrial, and other electronic equipment industries.

Our AC/DC power supplies are typically embedded in our customers’ products and convert alternating current to direct current. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers’ equipment. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold primarily to telecommunications and Internet service providers worldwide.

In February 2005, we implemented a restructuring plan wherein we consolidated our division structure. The most significant components of this activity involved the elimination of most DC power systems operations in Norway and their integration into our other existing lower-cost locations, as well as the elimination of certain manufacturing operations in North America and subsequent transfer of the manufacturing to our other existing lower-cost locations or to contract manufacturers. We incurred $16.2 million of restructuring and asset impairment charges during 2005, of which approximately $5.1 million were non-cash in nature and primarily related to asset impairment charges for long-lived assets. The balance of the charges related to severance and continuing lease obligations for closed facilities, the longest of which continues into 2011.

In October 2006 we completed the acquisition of the Power Electronics Group subsidiary of Magnetek, Inc. for approximately $69.0 million plus the assumption of approximately $27.8 million in debt. We financed this acquisition with a $50.0 million term loan and $19.0 million of cash and investments. The term loan matures 18 months from the date it was made and carries an interest rate of 10% through October 2007 at an interest rate of 12% from October 2007 until maturity. The Power Electronics Group is primarily engaged in the design, manufacture and sale of custom AC/DC products to original equipment manufacturers (OEMs) and provides us with enhanced capability in the custom AC/DC power supply market, a talented workforce of design engineers located in Europe, and an established low-cost manufacturing facility in China, all of which we expect will enable us to reduce our overall component and manufacturing costs and broaden our product line and product capabilities. Due to the mix of custom products produced by the Power Electronics Group for higher volume applications, they tend to generate lower gross margins than we have traditionally seen experienced.

We have two main product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (including “brick” converters and POL converters), alternative energy, and smart motor control products. Power systems products include DC power systems.

Our Silicon Power Systems (“SPS”) group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz® product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One™ digital power management architecture and our new Z-series product line which included a digital controller. We began full production of these products near the end of the third quarter of 2004. C&D Technologies is a second-source licensing partner for these products. We have continued to strengthen our Z-One Alliance by announcing the addition of Atmel and Micrel to the partnership during 2006 and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During the first quarter of 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a change in architecture. In 2006, we introduced the second generation of Digital Power Managers, which can control non-Power-One products on the customers’ printed circuit boards. In response to our new technology, certain of our competitors formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and on December 14, 2005 against Silicon Laboratories, Inc. for infringement of patents held by the Company related to this technology. The lawsuit against Silicon Laboratories, Inc. was settled in 2006 and the settlement included Silicon Laboratories, Inc. joining the Z-One Alliance and allowed for certain technological collaborations. The remaining lawsuit against Artesyn Technologies, Inc. seeks compensatory damages and a permanent injunction to prohibit them from making, using, selling or offering to sell infringing products. We expect to reach the jury trial portion of this lawsuit during the summer of 2007.

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

In May 2005, the Board of Directors authorized the purchase of up to $20 million in shares of our common stock with the intent to retire the shares. This authorization expired on December 31, 2006. As of December 31, 2006, we had repurchased and retired 1.0 million shares of our common stock for an aggregate purchase price of approximately $5.3 million.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. Approximately 30% of our products are manufactured by our contract manufacturers. We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to certain major customers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

•       Reliance on overseas contract manufacturers that may not be able to manufacture and deliver products in the quantity, quality and timeline required; and

•       Additional time constraints on management associated with overseeing an increased number of operations that are geographically dispersed across Asia.

We are subject to local laws and regulations in various regions in which we operate, including the European Union (“EU”). One such law is the Restriction of Certain Hazardous Substances Directive (“RoHS”), which restricts the distribution of certain substances, including lead, within the EU and became effective on July 1, 2006. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we are also required to maintain and publish a detailed list of all chemical substances in our products. We believe that we have substantially complied with this directive and do not believe this directive poses a material risk to our business.

We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8th-brick, and this will eventually be replaced by a 1/16th-brick or even smaller product. Each successive product is smaller but has retained or expanded the functionality of its predecessor. In addition to the reduction in size, the dollar cost per watt is also reduced, which results in lower prices for the customer as well as lower cost for the manufacturer. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may negatively impact gross margins, and price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

Critical Accounting Policies

Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, business combinations, and sales returns. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management’s judgment and estimates.

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

We generally recognize revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory (“VMI”) programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. For shipments in which title transfers at a later date, revenue recognition is delayed. Revenue is only recognized when collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold. We may charge shipping and handling costs to customers, which are included in revenue.

We offer our distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. Under our standard agreement, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists.” Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. These impairment tests are also dependent on management’s forecasts, which frequently change. A change in our forecasts may result in impairment charges.

Restructuring Costs—We record restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. Restructuring costs were related to the downsizing of operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

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

Business Combinations—We account for our acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; estimates of rates of return; royalty rates; and determination of appropriate discount rates. These assumptions are generally made based on available historical information. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

Recent Pronouncements and Accounting Changes—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and have not determined whether it will have a material impact on our results of operations or financial position.

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

Results of Operations

The years ended December 31, 2006 and 2005 represent 52-week years and the year ended December 31, 2004 represents a 53-week year. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.6	70.7	65.1
Gross profit	27.4	29.3	34.9
Selling, general and administrative expense	18.9	22.4	24.2
Engineering and quality assurance expense	11.4	14.1	15.0
Amortization of intangibles	1.2	1.5	1.4
Restructuring costs	0.1	4.3	0.4
Asset impairment	—	1.9	0.7
Loss from operations	(4.2)	(14.9)	(6.8)
Interest income	0.6	0.9	0.6
Interest expense	(0.4)	(0.1)	(0.2)
Other income (expense), net	(0.5)	0.2	(0.1)
Loss before provision (benefit) for income taxes	(4.5)	(13.9)	(6.5)
Provision (benefit) for income taxes	(0.2)	0.7	1.1
Net loss	(4.3)%	(14.6)%	(7.6)%

Comparison of Fiscal Year Ended December 31, 2006 with Fiscal Year Ended December 31, 2005

Net Sales.   Net sales increased $76.5 million, or 29%, to $338.0 million for the year ended December 31, 2006 from $261.6 million for the year ended December 31, 2005. The increase in sales was attributable to our acquisition of the Power Electronics Group during the fourth quarter of 2006 as well as organic volume growth in sales across all product lines. Included in the results for the year ended December 31, 2006 is 10 weeks of activity related to the Power Electronics Group, or $43.3 million of net sales. We announced several significant new customers during 2006 in the server/storage industry and saw particular strength in existing customers in the communications, computer/retail, and transportation industries.

Net sales for our two product lines were as follows, in millions:

	Year Ended December 31, 2006		Year Ended December 31, 2005
Embedded products	$247.0	73%	$186.5	71%
Power systems	91.0	27%	75.1	29%
Total	$338.0	100%	$261.6	100%

Net sales by customer category were as follows, in millions:

	Year Ended December 31, 2006		Year Ended December 31, 2005
OEMs	$236.4	70%	$170.8	65%
Distributors	78.3	23%	70.1	27%
Service providers	23.3	7%	20.7	8%
Total	$338.0	100%	$261.6	100%

Cisco Systems and its contract manufacturers collectively were the only customer to exceed 10% of net sales in either of the years ended December 31, 2006 or 2005 with $41.2 million, or 12% of net sales, and $39.6 million, or 15% of net sales, in each respective year.

Because of the acquisition of the Power Electronics Group during the fourth quarter of 2006, we have redefined our end-markets and reclassified certain customers. Net sales for the years ended December 31, 2006 and 2005 by end-markets under this new classification were as follows:

	Year Ended December 31,
	2006	2005
Communications	59%	61%
Instrumentation and Industrial	27%	30%
Server, Storage and Computer	7%	3%
Other	7%	6%
Total	100%	100%

Our combined year-end 180-day and 90-day backlog were as follows, in millions :

	Year Ended December 31, 2006	Year Ended December 31, 2005
Combined 180-day backlog	$98.9	$34.7
Combined 90-day backlog	$89.1	$31.7

We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue both because we do not maintain long-term contracts with our customers so they are free to cancel or modify their orders and also because a significant portion of our revenues derives from “turns” business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period). The 180-day and 90-day backlog of the newly acquired entity on December 31, 2006 was $61.2 million and $56.0 million, respectively. The increase in backlog is primarily a result of our acquisition of the Power Electronics Group during the fourth quarter of 2006. Since the Power Electronics Group is primarily engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times are longer and orders are booked earlier than they would be for standard products. As such, the backlog for the products of the Power Electronics Group was, and we expect it to continue to be, higher than for our other products. Our bookings were not significantly impacted by any new Vendor Managed Inventory (“VMI”) programs during 2006. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on their forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher “turns” business, lower backlog, and higher finished goods inventory. As such, we believe that backlog may not necessarily be a reliable indicator of future results.

Gross Profit.   Gross profit for the year ended December 31, 2006 was $92.6 million compared with a gross profit of $76.7 million for the year ended December 31, 2005. Our gross margin decreased to 27.4% for the year ended December 31, 2006 from a gross margin of 29.3% for the same period in 2005. The decrease in gross margin during the year ended December 31, 2006 was primarily because of the write-up of finished goods and work-in-process inventory of the newly acquired business, in accordance with purchase accounting rules, that were subsequently sold at an increased basis, as well as an overall shift in product mix toward higher volume and lower margin products. In addition to the shift toward lower margin products in the embedded product line in 2006, the products of the Power Electronics Group generally carry gross margins lower than Power-One’s historical consolidated gross margin. During the year ended December 31, 2006, we incurred additional costs related to quality issues at one of our contract manufacturers. We also recorded $2.7 million in cost of goods sold related to the write off of excess inventory and other inventory adjustments during the year ended December 31, 2006 compared to $6.0 million during the year ended December 31, 2005. The gross margin of the Power Electronics Group was 11.6% for the 10 weeks of activity in the year ended December 31, 2006, which included a $1.9 million fair market value write-up of finished goods and work-in-process inventory.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased $5.3 million, or 9%, to $63.9 million for the year ended December 31, 2006 from $58.6 million for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expense decreased to 19% for the year ended December 31, 2006 from 22% for the same period in 2005.

Selling expense increased $3.5 million, or 14%, to $27.8 million for the year ended December 31, 2006 from $24.3 million for the year ended December 31,  2005. The Power Electronics Group’s selling expense recorded for the 10 weeks of activity in the year ended December 31, 2006 was $1.9 million. The increase in selling expenses during the year ended December 31, 2006 was primarily due to the additional expense incurred by the Power Electronics Group for the 10 weeks they were included as part of the Company, as well as increased commissions and bonus expense due to the increase in product revenue during 2006.

Administrative expense increased $1.8 million, or 5%, to $36.1 million for the year ended December 31, 2006 from $34.3 million for year ended December 31, 2005. The increase of $1.8 million was primarily related to the 10 weeks of activity of  the Power Electronics Group in the year ended December 31, 2006 which was $1.7 million.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense increased $1.6 million, or 4% to $38.6 million for the year ended December 31, 2006 from $36.9 million for year ended December 31, 2005. As a percentage of net sales, engineering and quality assurance expense decreased to 11% for the year ended December 31, 2006 from 14% for the same period in 2005. The Power Electronics Group incurred $2.0 million of engineering and quality assurance expenses related to the 10 weeks of activity in the year ended December 31, 2006.

Engineering expense increased $0.8 million, or 3%, to $31.7 million for the year ended December 31, 2006 from $30.9 million for the same period in 2005. Quality assurance expense increased $0.8 million, or 14%, to $6.9 million for the year ended December 31, 2006 from $6.0 million for the same period in 2005. The increases in engineering and quality assurance expense were primarily due to expense incurred by the Power Electronics Group during the fourth quarter of 2006.

Amortization of Intangible Assets.   Amortization of intangible assets increased by $0.1 million to $4.0 million for the year ended December 31, 2006 compared to $3.9 million for the year ended December 31, 2005. The increase of $0.1 million was due to $1.0 million of amortization of intangibles resulting from the acquisition of the Power Electronics Group during the fourth quarter of 2006 which was mostly offset by a $0.9 million decrease in amortization expense due to certain intangible assets reaching the end of their amortizable lives.

Restructuring Charge during Fiscal Year Ended December 31, 2006.   At December 31, 2006, we evaluated our remaining restructuring reserves and increased our reserves by $0.4 million due to increases in certain continuing lease obligations.

Loss from Operations.   As a result of the items above, loss from operations decreased $24.6 million to a loss of $14.3 million for the year ended December 31, 2006 from an operating loss of $38.9 million for the same period in 2005.

Interest Income (Expense), Net.   Net interest income was $0.7 million for the year ended December 31, 2006 compared to net interest income of $2.2 million for the same period in 2005. The decrease in net interest income primarily resulted from the use of $19.0 million of our cash to finance a portion of the acquisition of the Power Electronics Group in the fourth quarter of 2006. Additionally, we borrowed $50.0 million in term debt with an initial interest rate of 10% to finance the acquisition. The Power Electronics Group incurred $0.4 million of interest expense during the 10 week period in the year ended December 31, 2006 related to credit facility and long-term debt obligations.

Other Income (Expense), Net.   Net other expense was $1.8 million for the year ended December 31, 2006, compared with net other income of $0.3 million for the year ended December 31, 2005. Net other expense during 2006 included $1.3 million in net losses related to foreign currency fluctuations, $0.4 million of realized loss on the sale of held-to-maturity securities that were sold prior to their maturity dates and $0.8 million in impairment losses related to an available-for-sale investment that experienced a decline in value that we deemed to be other-than-temporary in accordance with FASB Staff Position FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The impairment loss was equal to the difference between the investment’s cost and its fair value as of December 31, 2006.

Provision for Income Taxes.   The benefit for income taxes was $0.7 million for the year ended December 31, 2006 compared to a provision for income taxes of $1.8 million for the year ended December 31, 2005. The benefit for income taxes for the year ended December 31, 2006 included approximately $1.6 million related to a foreign tax refund and $1.1 million related to a favorable European tax ruling during the second quarter ended June 30, 2006. We recorded a tax provision in certain European jurisdictions where we generated income during both years ended December 31, 2006 and 2005.  The Power Electronics Group recorded a tax provision of $0.2 million for the 10 weeks of activity in the year ended December 31, 2006. In 2006, we recorded a deferred income tax asset valuation allowance of approximately $11.2 million compared to $14.3 million recorded during the same period in 2005.

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

Cisco Systems and its contract manufacturers collectively were the only customer to exceed 10% of net sales in either of the years ended December 31, 2005 or 2004 with $39.6 million, or 15% of net sales, and $42.3 million, or 15% of net sales, in each respective year.

Net sales by end-markets, as defined and classified prior to the reclassification that we implemented after our acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, were as follows:

	Year Ended December 31,
	2005	2004
Communications	61%	59%
Industrial	17%	16%
Transportation	7%	7%
ATE/Semiconductor test equipment	4%	7%
Computer and Retail	3%	4%
Medical	2%	2%
Other	6%	5%
Total	100%	100%

Our combined 180-day and 90-day backlog are summarized were as follows, in millions :

	Year Ended December 31, 2005	Year Ended December 31, 2004
Combined 180-day backlog	$34.7	$38.0
Combined 90-day backlog	$31.7	$33.9

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

Gross Profit.   Gross profit for the year ended December 31, 2005 was $76.7 million compared with a gross profit of $97.9 million for 2004. As a percentage of net sales, gross profit percentage decreased to 29.3% for the year ended December 31, 2005 from a gross profit percentage of 34.9% for the same period in 2004. The decrease in gross margin during the year ended December 31, 2005 was primarily due to two factors. First, the decrease of $18.7 million in sales related to the volume sold during 2005 compared to 2004 negatively impacted our margin by approximately 4%. Second, the gross margin was negatively impacted by approximately 1 point by a write-off of excess inventory resulting from a shift in our forecasted product mix as well as from product rationalization in our telecommunications power systems division in Europe. We recorded $6.0 million in cost of goods sold related to the write off of the excess inventory and other inventory adjustments during the year ended December 31, 2005 compared to $3.1 million related to write-offs of excess and obsolete inventory recorded during the year ended December 31, 2004.

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

Restructuring Charge during Fiscal Year Ended December 31, 2005.   Effective January 1, 2003, we adopted SFAS 146. During 2005, we recorded pre-tax cash restructuring charges of $11.1 million in accordance with SFAS 146, of which $4.7 million related to severance payments for a reduction in headcount and $6.2 million related to consolidation of excess facilities. The charges were a result of our plan to restructure our organization and to realign and consolidate our telecommunications power systems business, as well as consolidate our domestic facilities. We estimate that overall we will save approximately $30 million annually as a result of the restructuring initiatives implemented and have seen an increasing portion of these savings during the latter half of 2005. A summary of the restructuring activity recorded under SFAS 146 during the year ended December 31, 2005 is as follows, in millions:

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

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $2.7 million, or 7%, to $34.4 million at December 31, 2006 from $37.1 million at December 31, 2005. Our primary uses of cash in 2006 consisted of $63.3 million related to the purchase of the Power Electronics Group in October 2006 which was funded with cash on hand as well as proceeds of a $50 million Promissory note issued by the Company, $25.9 million for operating activities, $5.6 million for the acquisition of property and equipment and $1.0 million for the repurchase and retirement of 0.2 million shares of our own common stock. Our primary sources of cash in 2006 consisted of $29.1 million and $5.8 million related to the net proceeds from held to maturity and available for sale investments, respectively, $3.2 million from the issuance of common stock primarily related to stock option exercises and $1.5 million related to the proceeds from borrowings on our credit facilities net of the repayments of borrowing on our credit facilities and long-term debt.

Our total net cash outflow related to the investment in the Power Electronics Group, for the year ended December 31 2006, was $63.3 million which was comprised of the purchase price of $69.0 million, less $7.5 million of cash acquired plus $1.8 million of cash expected to be received from Magnetek, Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group.

Net proceeds of $29.1 million from held to maturity investments included $37.5 million of proceeds from the sale of debt securities of which $23.7 million was received in the third quarter from the sale of these debt securities before their maturity dates in order to complete the acquisition of the Power Electronics Group, less $8.4 million of such securities that had been purchased earlier in the year. In connection with the sale of the securities, we realized a loss of $0.4 million which has been recorded as other expense in the consolidated statements of operations.

Cash used in operating activities of $25.9 million included an increase in inventories, accounts receivable, net, and accounts payable of $22.6 million, $19.2 million and $18.3 million, respectively, and a decrease in accrued expenses of $2.5 million. The increase in inventories was primarily attributable to realized and expected revenue growth related to high volume programs, additional VMI programs, and buildups of production related to anticipated production transfers between facilities. In addition, cash used in operating activities was net of a $1.6 million tax refund related to a North American facility and included $1.4 million of cash payments related to our restructuring programs.

We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $38.6 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At December 31, 2006, the total outstanding balance on all credit facilities was $25.7 million at a weighted average interest rate of 4.9%, and $2.0 million was committed to back letters of credit. After consideration of these commitments, $10.9 million of additional borrowing capacity was available to us as of December 31, 2006. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time a newly acquired subsidiary has not been in compliance with its debt covenants and was not in compliance with a financial covenant requiring a maximum percentage of debt to equity at December 31, 2006. The $6.8 million outstanding balance under this credit agreement, as well as a $0.6 million long-term note payable through 2008 at a 5.6% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. We do not expect there to be a material adverse impact on our liquidity position related to the potentially callable debt.

At December 31, 2006, we were in compliance with all other debt covenants. At December 31, 2005, we had no outstanding balance on any credit facility and were in compliance with all debt covenants.

We also owe $50 million under a promissory note that we issued in connection with our acquisition of the Power Electronics Group. The note matures 18 months from the date it was made and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter.

Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at December 31, 2006, were $4.3 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

At December 31, 2005, the Company had no outstanding balance on any long-term borrowing arrangement.

We currently anticipate that our total capital expenditures for 2007 will be in the range of $13 to $15 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. However, if we make another significant acquisition for cash, it may be necessary to raise additional debt or equity to fund all or a portion of the purchase price.

Below we identify and disclose all of our significant off balance sheet arrangements and related party transactions. We do not utilize special purpose entities or have any known financial relationships with other companies’ special purpose entities.

Operating Leases.   We enter into operating leases where the economic climate is favorable. The liquidity impact of operating leases generally is not material.

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

Related Parties.   SF Holding Corp., an affiliate of both PWER Bridge, LLC and Stephens Inc., is our largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to us, although they provided no financial advisory services to us during the years ended December 31, 2006, 2005 and 2004. We had no payables to Stephens, Inc., at December 31, 2006 and 2005. A former officer of Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on our Board of Directors. During the year ended December 31, 2006, we borrowed $50.0 million from PWER Bridge, LLC to finance our acquisition of the Power Electronics Group of Magnetek, Inc. PWER Bridge, LLC is an affiliate of Stephens Inc. Stephens Inc. served as financial advisor to Magnetek, Inc. in connection with our purchase of the Power Electronics Group.

We maintain minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on our balance sheet under the equity-method.

The joint venture may purchase raw components and other goods from us and may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to us, we record no revenue. We also have significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to us. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties.

During the year ended December 31, 2005, we recorded $0.6 million in revenue related to the joint venture. No revenue was recognized related to the joint venture or during the years ended December 31, 2006 and 2004. The Company paid $8.7 million, $6.4 million, and $4.9 million for inventory purchased from the joint venture during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, we owed the joint venture approximately $1.2 million and $0.3 million, respectively.

One of our Board of Directors is the Chief Executive Officer of Benchmark Electronics, a contract manufacturer to whom we sell products. During the years ended December 31, 2006, 2005 and 2004, we recognized revenue on sales to Benchmark Electronics in the amounts of $1.2 million, $1.0 million, and $0.7 million, respectively. At December 31, 2006 and 2005, we were owed $0.2 million by Benchmark Electronics.

We spent approximately $0.2 million, $0.1 million,  and less than $0.1 million during the years ended December 31, 2006, 2005 and 2004, respectively, for lodging Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer, Brad Godfrey, owns a minority interest.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to lease obligations, non-cancelable open purchase orders and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Non-Cancelable Purchase Orders	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2007	$5.0	$4.4	$1.9	$8.9	$20.2
2008	3.9	—	51.8	3.8	59.5
2009	3.0	—	0.2	—	3.2
2010	2.6	—	0.2	—	2.8
2011	1.6	—	0.2	—	1.8
2012 and thereafter	2.9	—	—	—	2.9
Total	$19.0	$4.4	$54.3	$12.7	$90.4

(1)          Approximately $5.2 million of the operating lease commitments above were reserved for in the restructuring charge accrual as of December 31, 2006.

(2)          We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

For the year ended December 31, 2007, our calculation of estimated interest payments includes $1.4M of interest payments related to a $6.8 million credit agreement, payable through 2013, and $0.6 million term loan, payable through 2008, that were reclassified from long term debt to current liabilities at December 31, 2006 as we did not seek to obtain a waiver for our noncompliance with a financial covenant requiring a maxiumum percentage of debt to equity and consider the debt potentially callable by the bank.

Estimated interest payments for the year ended December 31, 2007 include $1.0 million of interest related to our $50 million Promissory Note that was accrued for the year ended December 31, 2006 but not paid until January 2007.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates.

Debt.   Our exposure to interest rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our variable long term debt bears interest on borrowings outstanding at various time intervals and is based on the Euro Interbank Offered Rate (EURIBOR). Our principal risk with respect to our variable long-term debt is to changes in this market rate.

The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at December 31, 2006 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 18.4)	$24.3	$—	$—	$—	$—	$—	$24.3	$24.3
Average Interest Rate	5.0%						5.0%
Variable Rate (CHF 1.7)	$1.4	$—	$—	$—	$—	$—	$1.4	$1.4
Average Interest Rate	3.1%						3.1%
Notes Payable:
Variable Rate (EUR 0.5)	$0.6	$—	$—	$—	$—	$—	$0.6	$0.6
Average Interest Rate	5.6%						5.6%
Long-term Debt:
Fixed Rate (USD)	$—	$50.0	$—	$—	$—	$—	$50.0	$50.0
Average Interest Rate		10.7%					10.7%
Fixed Rate (EUR 1.7)	$0.9	$0.7	$0.2	$0.2	$0.2	$—	$2.2	$2.2
Average Interest Rate	3.5%	2.0%	2.0%	2.0%	2.0%		2.6%
Variable Rate (EUR 1.6)	$1.0	$1.1	$—	$—	$—	$—	$2.1	$2.1
Average Interest Rate	4.7%	4.7%					4.7%

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 31, 2006, we had not entered into any significant foreign exchange contracts.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the required time periods.

As of December 31, 2006, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Exchange Act Rules 13a—15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes the Power Electronics Group of Magnetek, Inc., acquired by us on October 23, 2006. The Power Electronics Group of Magnetek, Inc. contributed approximately 13% of our total net sales for the year ended December 31, 2006 and constituted less 1% of our net assets and 33% of our total assets at December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein. Deloitte and Touche, LLP has also issued an audit report on the consolidated financial statements and supplemental schedule included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Power One, Inc.:

Camarillo, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Power One, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the Power Electronics Group, which was acquired on October 23, 2006, and whose financial statements constitute less than 1% of net assets and 33% of total assets, respectively, and 13 percent of total net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Power Electronics Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule.

Deloitte & Touche LLP
Los Angeles, California
March 16, 2007

Changes In Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting, as defined in Exchange Act Rules 13a-15, during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

Not applicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information relating to our directors and nominees required by this item will be contained under the caption “Proposal 1: Election of Directors” in our definitive Proxy Statements related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and such information is incorporated herein by reference.

The information relating to our executive officers required by this item is included herein in Part I, Item 1 under the caption “Executive Officers of the Registrants,” and such information is incorporated by reference into this section.

The information required pursuant to Item 405 of Regulation S-K will be contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and such information is incorporated herein by reference.

The information required pursuant to Item 406 of Regulation S-K is presented below.

We adopted a senior officer code of ethics that specifically applies to our principal executive officer, principal financial officer, and all associated principal corporate and divisional/business unit financial managers. This code of ethics is posted in the “Governance” section within the “Investor Relations” pages of our Website. The Internet address for our Website is www.power-one.com.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver of, a provision of this code of ethics by posting such information on our website, within the “Governance” section of our website per the address specified above.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item will be contained under the caption “Executive Officer Compensation” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained under the caption “Other Information—Certain Relationships and Related Transactions” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item will be contained under the captions “Ratification of Independent Auditors—Principal Accountant Fees and Services” in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2006, to be held on April 24, 2007, and is incorporated herein by reference.

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
Date: March 16, 2007

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

Signature	Title	Date
/s/ WILLIAM T. YEATES	Chief Executive Officer (Principal Executive Officer), Director	March 16, 2007
(William T. Yeates)
/s/ PAUL E. ROSS	Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 16, 2007
(Paul E. Ross)
/s/ STEVEN J. GOLDMAN	Chairman of the Board of Directors	March 16, 2007
(Steven J. Goldman)
/s/ KENDALL R. BISHOP	Director	March 16, 2007
(Kendall R. Bishop)
/s/ JON E. M. JACOBY	Director	March 16, 2007
(Jon E. M. Jacoby)
/s/ JAY WALTERS	Director	March 16, 2007
(Jay Walters)
/s/ MARK MELLIAR-SMITH	Director	March 16, 2007
(Mark Melliar-Smith)
/s/ GAYLA J. DELLY	Director	March 16, 2007
(Gayla J. Delly)

FINANCIAL STATEMENTS

The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power One, Inc.:
Camarillo, California

We have audited the accompanying consolidated balance sheets of Power One, Inc. and its subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Los Angeles, California
March 16, 2007

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
NET SALES	$338,048	$261,557	$280,279
COST OF GOODS SOLD	245,434	184,870	182,375
GROSS PROFIT	92,614	76,687	97,904
EXPENSES:
Selling, general and administrative	63,903	58,561	67,827
Engineering and quality assurance	38,582	36,936	42,195
Amortization of intangibles	3,999	3,877	3,913
Restructuring costs	385	11,135	1,080
Asset impairment	—	5,098	1,991
Total expenses	106,869	115,607	117,006
LOSS FROM OPERATIONS	(14,255)	(38,920)	(19,102)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	2,085	2,371	1,792
Interest expense	(1,406)	(220)	(615)
Other income (expense), net	(1,779)	307	(165)
Total interest and other income (expense)	(1,100)	2,458	1,012
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(15,355)	(36,462)	(18,090)
PROVISION (BENEFIT) FOR INCOME TAXES	(730)	1,820	3,100
NET LOSS	$(14,625)	$(38,282)	$(21,190)
BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.45)	$(0.25)
BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,144	84,991	83,757

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,422	$37,101
Available for sale securities	11,365	5,767
Investments held to maturity	—	9,790
Accounts receivable:
Trade, less allowance for doubtful accounts of $6,891 in 2006 and $3,733 in 2005	122,533	58,877
Other	7,208	5,252
Inventories	111,893	41,956
Refundable income taxes	482	101
Deferred income taxes	5,657	—
Prepaid expenses and other current assets	6,832	4,025
Total current assets	300,392	162,869
INVESTMENTS HELD TO MATURITY	—	31,048
PROPERTY AND EQUIPMENT, net	66,831	37,715
GOODWILL, net	53,177	31,850
OTHER INTANGIBLE ASSETS, net	26,850	20,658
OTHER ASSETS	2,021	1,533
TOTAL	$449,271	$285,673
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$26,349	$—
Accounts payable	91,572	32,268
Income taxes payable	2,452	5,150
Restructuring reserve	10,272	5,098
Deferred income taxes	—	1,270
Long-term debt, current portion	1,925	—
Other accrued expenses	23,667	16,154
Total current liabilities	156,237	59,940
DEFERRED INCOME TAXES	7,977	937
INDEBTEDNESS TO RELATED PARTIES	50,000	—
LONG-TERM DEBT, less current portion	2,363	—
OTHER LONG-TERM LIABILITIES	9,466	301
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 86,594 and 85,588 shares issued and outstanding at December 31, 2006 and 2005	87	86
Additional paid-in capital	611,300	606,315
Accumulated other comprehensive income	29,536	21,164
Accumulated deficit	(417,695)	(403,070)
Total stockholders’ equity	223,228	224,495
TOTAL	$449,271	$285,673

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
NET LOSS	$(14,625)	$(38,282)	$(21,190)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments(a)	192	(675)	(317)
Reclassification adjustment for losses included in net income	830
Foreign currency translation adjustments(a)	7,350	(10,209)	8,318
COMPREHENSIVE LOSS	$(6,253)	$(49,166)	$(13,189)

(a)           Accumulated other comprehensive income consists of unrealized loss on available-for-sale investments of $0.1 million and $1.0 million at December 31, 2006 and 2005, respectively, and foreign currency translation gains of $29.5 million and $22.2 million at December 31, 2006 and 2005, respectively.

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock—$.001 Par Value		Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
BALANCE, DECEMBER 31, 2003	83,308,554	$83	$595,449	$(662)	$24,047	$(343,598)	$275,319
Net loss						(21,190)	(21,190)
Other comprehensive loss:
Cumulative translation adjustment					8,318		8,318
Unrealized gain (loss) on investments					(317)		(317)
Total comprehensive loss							(13,189)
Issuance of common stock under stock option and purchase plans	613,065	1	3,072				3,073
Stock compensation	32,125	—	999	618			1,617
Issuance of common stock in connection with acquisition	298,383	—	3,217				3,217
BALANCE, DECEMBER 31, 2004	84,252,127	84	602,737	(44)	32,048	(364,788)	270,037
Net loss						(38,282)	(38,282)
Other comprehensive loss
Cumulative translation adjustment					(10,209)		(10,209)
Unrealized gain (loss) on investments					(675)		(675)
Total comprehensive loss							(49,166)
Issuance of common stock under stock option and purchase plans	2,089,592	2	6,782				6,784
Stock compensation	32,125	—	1,063	44			1,107
Purchase and retirement of common stock	(786,010)	—	(4,267)				(4,267)
BALANCE, DECEMBER 31, 2005	85,587,834	86	606,315	—	21,164	(403,070)	224,495
Net loss						(14,625)	(14,625)
Other comprehensive loss
Cumulative translation adjustment					7,350		7,350
Unrealized gain (loss) on investments					192		192
Reclassification adjustments for losses included in net income					830		830
Total comprehensive loss							(6,253)
Issuance of common stock under stock option and purchase plans	960,721	1	3,225				3,226
Stock compensation	220,330	—	2,764				2,764
Purchase and retirement of common stock	(175,000)	—	(1,004)				(1,004)
BALANCE, DECEMBER 31, 2006	86,593,885	$87	$611,300	$—	$29,536	$(417,695)	$223,228

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,625)	$(38,282)	$(21,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,041	14,949	16,396
Asset impairment (a)	—	5,098	1,991
Investment write-off (b)	830	2,049	1,118
Stock compensation	2,764	1,107	1,617
Exchange (gain) or loss	(1,858)	(1,075)	148
Net loss on sale of held to maturity investments	392	—	—
Net (gain) loss on disposal of property and equipment	391	(61)	(190)
Deferred income taxes	(2,027)	409	(1,019)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,238)	(6,466)	8,050
Notes receivable	—	—	804
Inventories	(22,638)	10,205	(1,210)
Refundable income taxes	10	(27)	1,088
Prepaid expenses and other current assets	(9)	(141)	(279)
Accounts payable	18,329	4,270	(7,290)
Restructuring reserve	(1,045)	2,843	(3,404)
Accrued expenses	(2,501)	466	2,552
Other liabilities	243	(638)	32
Net cash used in operating activities	(25,941)	(5,294)	(786)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(129)	(252)	(7,516)
Purchases of held to maturity investments	(8,334)	(7,810)	(44,193)
Proceeds from available-for-sale investments	5,896	2,001	—
Proceeds from held to maturity investments	37,450	11,201	—
Acquisition of property and equipment	(5,642)	(6,236)	(7,330)
Proceeds from sale of property and equipment	11	7,915	1,933
Other assets	434	123	(399)
Investment in Power Electronics Group, net of cash acquired	(63,323)	—	—
Net cash provided by (used in) investing activities	(33,637)	6,942	(57,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	3,839	—	—
Repayments of borrowings on bank credit facilities	(1,746)	—	(2,008)
Bank overdraft	330	—	—
Proceeds from borrowings on related party indebtedness, net of debt issue costs	49,750	—	—
Repayments of borrowings on long-term debt	(585)	—	(9,054)
Issuance of common stock	3,226	6,784	3,073
Repurchases of common stock	(1,004)	(4,267)	—
Net cash provided by (used in) financing activities	53,810	2,517	(7,989)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,089	(2,568)	2,277
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,679)	1,597	(64,003)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	37,101	35,504	99,507
CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,422	$37,101	$35,504
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$269	$4	$192
Income taxes	$3,387	$172	$(1,285)

(a)           The asset impairment charges of $5.1 million and $2.0 million for the years ended December 31, 2005 and 2004, respectively, related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

See notes to consolidated financial statements.

POWER-ONE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

(b)           The investment write-off of $0.8 million for the year ended December 31, 2006 related to the impairment of the Company’s investment in one of its contract manufacturers in Asia. The impairment was calculated in accordance with FAS115-1/124-1 and was recorded as other expense.

The $2.0 million investment write-off for the year ended December 31, 2005 related to the write-off of a foreign investment and was recorded as other expense.

The $1.1 million investment write-off for the year ended December 31, 2004 related to a $1.3 million investment in a private technology company that was written down to a fair value of $0.2 million and was recorded as other expense.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”).  The aggregate purchase price for the equity was approximately $69.0 million, consisting of $66.1 million in cash and $2.9 million in direct acquisition costs. The purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company. The Company’s total net cash outflow related to the investment in the Power Electronics Group was $63.3 million which was comprised of the purchase price of $69.0 million, less $7.5 million of cash acquired plus $1.8 million of cash expected to be received from Magnetek, Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group.  The $1.8 million is recorded as other receivables on the Company’s consolidated balance sheet at December 31, 2006.

In conjunction with the acquisition, liabilities were assumed as follows (in millions):

Fair value of tangible assets acquired	$131.3
Fair value of goodwill	20.5
Fair value of identifiable intangibles	10.6
Cash paid for Power Electronics Group	(69.0)
Liabilities assumed	$93.4

During the year ended December 31, 2006, an additional $0.9 million of property and equipment had been purchased but not yet paid.

See notes to consolidated financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 1. GENERAL INFORMATION

The accompanying consolidated financial statements of Power-One, Inc. (the “Company” or “Power-One”) reflect the consolidated results of its operations for the years ended December 31, 2006, 2005 and 2004 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. Both years ending December 31, 2006 and January 1, 2006 were 52-week years. The year ended January 1, 2006 is described for simplicity as December 31, 2005. The year ended January 2, 2005, described as December 31, 2004, was a 53 week year.

The Company manufactures and assembles its products primarily at facilities in the United States, Dominican Republic, China, Slovakia, Italy and Hungary and at several contract manufacturers located throughout the world, predominantly in Asia.

The Company operates in one industry segment which consists of the design, development, manufacture and marketing of power conversion and power management products primarily for the communications infrastructure and other high technology markets. The Company sells its products and grants credit to customers in this industry, primarily in the United States, Europe, and Asia. Net sales to Cisco Systems and its contract manufacturers, collectively the Company’s largest customer, were approximately 12% of sales during the year ended December 31, 2006 and 15% in each of the years ended December 31, 2005 and 2004. Solectron and its subsidiaries, which are contract manufacturers for Cisco Systems, represented approximately 5% and 12% of the Company’s trade accounts receivable balances as of December 31, 2006 and 2005, respectively.

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

Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, impairment costs, depreciation and amortization, sales returns, warranty costs, taxes, stock compensation, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company generally recognizes revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory (“VMI”) programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves the Company’s warehouse. Revenue is only recognized when collectibility is reasonably assured. Shipping and handling costs are included in cost of goods sold. Shipping and handling costs may be charged to customers, and are included in net sales.

The Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if the Company discontinues a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” Finally, the Company may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

The Company has a joint venture in Asia that, along with certain of our contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. The Company records revenue on sales to the joint venture and contract manufacturer only when the components and goods are for sales to third parties. When the joint venture or contract manufacturer purchases components that will be assembled and sold back to the Company, no revenue is recorded because the earnings process has not been completed.

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

Investments—Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities or investments held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Investments and Debt and Equity Securities” (SFAS 115). SFAS 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Investments held-to-maturity are recorded on the balance sheet at cost. Available-for-sale securities are recorded at fair value, with unrealized gains and

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

losses (net of applicable income taxes) included in accumulated other comprehensive income. Realized gains and losses are determined using the specific identification method. The Company also holds certain equity available-for-sale securities which have been recorded in other assets on the balance sheet.

The Company also has investments in privately-held companies. These investments are included in other assets on the Company’s balance sheet and are accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors these investments for impairment and makes appropriate reductions in carrying value when necessary.

Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the straight-line and double-declining balance methods. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever are shorter. Property and equipment held for sale has been classified in accordance with the provisions of Statement of Financial Accounting Standards No. (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.”

Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of Melcher AG in 1998, of International Power Devices, Inc. in 1999, of di/dt, Inc. in 2003, and of the Power Electronics Group of Magnetek, Inc. in 2006, which were allocated among certain intangible items determined by management to have value, such as the Company’s name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three months to 20 years, using the straight-line method.

Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

Restructuring Costs—The Company records restructuring charges in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. Restructuring costs related to the downsizing of the Company’s operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized in accordance with SFAS No. 109 “Accounting for Income Taxes.”

Additionally, the Company’s subsidiary Power-One Limited operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for U.S. federal and state income taxes on the undistributed earnings of its foreign operations as it is the Company’s intention to permanently re-invest the undistributed earnings.

Stock Compensation—Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the year ended December 31, 2006.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below (in millions, except per share data).

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(38.3)	$(21.2)
Add: Stock-based employee compensation expense included in reported net loss	1.1	1.6
Deduct: Total stock-based employee compensation expense determined under fair value based method	(20.0)	(15.3)
Pro forma net loss	$(57.2)	$(34.9)
Loss per share:
Basic and Diluted—as reported	$(0.45)	$(0.25)
Basic and Diluted—pro forma	$(0.67)	$(0.42)

Included in the $20.0 million of pro forma stock-based employee compensation expense for the year ended December 31, 2005 is expense associated with the acceleration of most of the Company’s stock options during the quarter ended March 31, 2005. During the quarter ended March 31, 2005, the Board of Directors of the Company authorized the acceleration of the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under applicable equity incentive plans of the Company with an exercise price greater than $5.00 in response to the issuance of SFAS 123(R), “Share Based Payment,” which required the Company to treat unvested stock options as an expense and was effective at the beginning of the Company’s first fiscal quarter in 2006. By accelerating the vesting of the affected stock options, the Company elected to recognize compensation expense of $0.1 million during the first fiscal quarter of 2005 for such accelerated stock options that had exercise prices between $5.00 and $5.93. The Company believes that no further compensation expense will be required in future periods associated with the affected options.

The pro forma amounts for the years ended December 31, 2005 and 2004 do not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in the period. In determining the fair value of the options, the Company used an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model, with the assumptions shown below. There were no stock option grants during the year ended December 31, 2006.

	Year Ended December 31,
	2005	2004
Risk-free interest rate	4.2%	3.9%
Volatility	46.7%	49.3%
Option life, years	4.8	5.9
Dividends	—	—
Stock options granted, in millions	0.1	2.4
Weighted-average grant date fair value of stock options granted	$2.25	$4.99

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company did not hold any significant derivative financial instruments during the years presented.

Fair Value of Financial Instruments—The recorded values of accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The carrying amounts of fixed long-term debt approximate its fair values as the majority of the debt has been recently incurred. The carrying amounts of all other debt have variable rates of interest and reflect current market rates of interest and its fair value approximates the carrying amount.

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

Translation of Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders’ equity. The Company has not tax-effected the cumulative translation adjustment it is the Company’s intention to permanently re-invest the undistributed earnings.

Reclassifications—Certain prior year amounts have been reclassified to conform to the current year presentation.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Segment Reporting—The Company operates as one segment in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s chief operating decision maker and management personnel view the Company’s performance and make resource allocation decisions by looking at the Company as a whole. Although there are different product lines within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS 131 that must be met to combine segments. The Company’s products are all power conversion and power management products primarily sold into the communication infrastructure and other high technology markets, and the sales force sells all products lines. The nature of the production process is similar for all product lines, and manufacturing for the different product lines occurs in common facilities. Generally, the same engineers with the same qualifications design and manufacture products for all product lines. The types and class of customers are similar across all product lines, and products are distributed through common channels and distributor networks.

Recent Pronouncements and Accounting Changes—In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company’s results of operations or financial position.

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

NOTE 3. ACQUISITIONS

On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”). The preliminary aggregate purchase price for the equity was approximately $69.0 million, consisting of $66.1 million in cash and $2.9 million in direct acquisition costs. The Company also assumed $27.8 million in debt of the Power Electronics Group. The preliminary purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

the Company. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the Power Electronics Group have been included in the Company’s consolidated financial statements since the date of the acquisition. The consolidated statements of operations, consolidated statements of comprehensive loss, and the consolidated statements of cash flows include approximately 10 weeks of activity for the Power Electronics Group. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the acquisition:

Cash	$7.5
Accounts receivable	39.2
Inventories	44.0
Deferred income tax asset, current	6.3
Property, plant and equipment	30.9
Goodwill	20.5
Identifiable intangible assets	10.6
Other assets	3.4
Accounts payable and accrued liabilities	(49.2)
Credit facilities	(23.1)
Long-term debt	(4.7)
Deferred income tax liability, non-current	(7.9)
Other long term liabilities	(8.5)
Total	$69.0

The above preliminary purchase price has been allocated based on preliminary estimates of the fair values of the assets acquired and the liabilities assumed. The net preliminary purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The Company recognized $20.5 million of goodwill, none of which is expected to be deductible for tax purposes. The Company also recognized $10.6 million of other identifiable amortizable intangible assets that are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life). The purchase price allocation is preliminary and may be impacted by the finalization of the Company’s restructuring plan, the valuation of the intangible assets acquired, and other items related to the acquisition.

Factors that contributed to a purchase price that resulted in recognition of goodwill include:

•       creation of a larger sales and service organization worldwide which is expected to present greater opportunities for revenue growth and profitability;

•       the ability of the assembled workforce, including top-tier engineering talent, to continue to develop new products to better service our customers and their custom product requirements;

•       avoidance of incurring certain costs that the companies would expect to incur on a stand-alone basis, and the ability to achieve cost synergies;

•       additional low-cost manufacturing operations to accommodate anticipated volume and timely delivery to customers;

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

•       creation of a larger consumer of electronic components which is expected to result in greater purchasing power and opportunities for component cost reduction.

The following pro forma consolidated financial information presents the combined results of operations of the Company and the Power Electronics Group as if the merger occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization, depreciation expense, assumed interest expense, assumed decrease in interest income earned, and inventory step-up. Due to the non-recurring nature of the $1.9 million of inventory step-up charges, the amount has not been included in the unaudited consolidated pro forma financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the merger been completed as of the dates indicated or of the results that may be obtained in the future.

	December 31, 2006	December 31, 2005
Net Sales, in millions	$478.1	$415.2
Net Loss, in millions	(49.0)	(45.3)
Basic and diluted earnings per share	$(0.57)	$(0.53)

NOTE 4. INVESTMENTS

Investments in certain debt securities have been classified on the balance sheet as investments held-to-maturity and certain other securities have been classified as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company also has certain equity securities that have been classified as available-for-sale securities that are recorded in other assets on the balance sheet. Investments held-to-maturity are recorded on the balance sheet at cost, and available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following tables summarize the Company’s investments (in millions):

	December 31, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$6.0	$(0.1)	$5.9
Other fixed income investments	5.5	—	5.5
	$11.5	$(0.1)	$11.4

	December 31, 2005
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$34.7	$(0.6)	$34.1
Other fixed income investments	11.9	—	11.9
	$46.6	$(0.6)	$46.0

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	December 31, 2006	December 31, 2005
Reported as:
Available-for-sale securities	$11.4	$5.8
Investments held to maturity, short-term	—	9.8
Investments held to maturity	—	31.0
Total	$11.4	$46.6

The fair value of the Company’s available-for-sale investments at December 31, 2006, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$2.0	$2.0
Due in 1—2 years	4.0	3.9
Due in 2—5 years	5.5	5.5
	$11.5	$11.4

During the year ended December 31, 2006, the Company sold debt securities previously classified as held-to-maturity prior to their maturity dates. The net carrying amount of securities sold was $26.1 million. In connection with the sale of the securities, the Company realized a loss of $0.4 million which has been included as a component of “Other expense” in the consolidated statements of operations. The Company sold $24.1 million of these securities during the third quarter ended September 30, 2006 in order to complete its acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006.

Unsold securities in the amount of $11.4 million, previously classified as held-to maturity, were transferred to available-for-sale securities, and were classified as available-for-sale securities for the period ended December 31, 2006. Due to this transfer, $0.1 million was recorded as an unrealized pre-tax net loss in other comprehensive income.

The Company also has available-for-sale investments in both public and privately-held companies that are included in other assets on the Company’s balance sheet and are accounted for using the cost or equity methods, depending on the nature and circumstances surrounding the investment. These investments include an investment in one of the Company’s contract manufacturers in Asia.

During 2006, the Company determined that its investment in a publicly-traded Asian contract manufacturer had experienced a decline in value that was deemed to be other-than-temporary in accordance with FASB Staff Position 115-1/124-1, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments”. Therefore, the Company realized a $0.8 million impairment loss equal to the difference between the investment’s cost and fair value at December 31, 2006. This loss was recorded in other expense on the income statement and the remaining $0.8 million investment balance is included in other assets on the balance sheet.

During 2005, the Company determined that an investment in a foreign enterprise in China was impaired, primarily as a result of a forecast reduction and related cash flow. Therefore, the Company recorded a $2.0 million loss in other expense on the income statement, which represents a write off of the entire carrying value.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

During 2004, the Company determined that an investment in a privately-held technology company was impaired, based on new information supporting a fair value lower than the recorded cost. Therefore, the Company recorded an impairment loss of $1.1 million which was recorded as other expense in the income statement. The remaining investment balance of $0.2 million at December 31, 2006 is included in other assets on the balance sheet.

NOTE 5. INVENTORIES

Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 31,
	2006	2005
Raw materials	$67.3	$26.5
Subassemblies-in-process	14.2	4.8
Finished goods	30.4	10.7
	$111.9	$42.0

The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During each of the years ended December 31, 2006, 2005 and 2004, the Company wrote off $2.7 million, $6.0 million and $3.1 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in millions):

	December 31,
	2006	2005
Land	$1.9	$—
Buildings (useful lives of 20 to 30 years)	12.8	4.3
Factory and office equipment (useful lives of 3 to 10 years)	98.4	70.8
Vehicles (useful lives of 3 to 7 years)	0.7	0.3
Leasehold improvements (useful lives of 5 to 10 years)	12.8	10.4
Construction in progress	2.1	3.2
	128.7	89.0
Less accumulated depreciation and amortization	61.9	51.3
	$66.8	$37.7

During the year ended December 31, 2005, the Company sold its excess facility in Norway for net cash proceeds of approximately $5.8 million. The Company recorded net impairment charges of $0.2 million during the year ended December 31, 2005 related to that facility. Additionally, the Company sold its Mexico facility, which was previously impaired for $1.3 million during the year ended December 31, 2004, for net cash proceeds of $1.7 million and recorded a loss on sale of approximately $0.1 million. During the year ended December 31, 2004, the Company also recorded asset impairment charges of $0.7 million related to manufacturing equipment. No impairment losses related to property and equipment were recorded during the year ended December 31, 2006.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 7. INTANGIBLE ASSETS

Intangible assets consist of the following (in millions):

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$53.2	$—	$53.2
Trade name	11.4	—	11.4
Subtotal	64.6	—	64.6
Amortizable intangibles
Product technology	18.6	13.3	5.3	9
Customer relationships	10.0	3.8	6.2	8
Other	8.1	4.2	3.9	14
Subtotal	36.7	21.3	15.4	10
Total	$101.3	$21.3	$80.0

	December 31, 2005
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$31.8	$—	$31.8
Trade name	11.4	—	11.4
Subtotal	43.2	—	43.2
Amortizable intangibles
Product technology	19.2	14.2	5.0	9
Customer relationships	4.7	3.2	1.5	10
Other	5.9	3.1	2.8	18
Subtotal	29.8	20.5	9.3	11
Total	$73.0	$20.5	$52.5

The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

The Company performed an impairment test of goodwill and of the Company’s trade name in accordance with SFAS No. 142 during the third quarter of 2006, 2005, and 2004. Based on the impairment tests performed using a discounted cash flow approach, there was no impairment of the goodwill or the Company’s trade name.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

In October 2006, the Company completed its acquisition of the Power Electronics Group, which was accounted for using the purchase method of accounting. The preliminary purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the preliminary purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill in the amount of $20.5 million, none of which is expected to be deductible for tax purposes. Other identifiable amortizable intangible assets in the amount of $10.6 million are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life). The purchase price allocation is preliminary and may be impacted by the finalization of the Company’s restructuring plan, the valuation of the intangible assets acquired, and other items that may arise during 2007 related to the acquisition.

Total amortization expense for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $3.9 million, and $3.9 million, respectively. Of the $4.4 million of expense recorded during the year ended December 31, 2006, $4.0 million was recorded as amortization of intangibles and $0.4 million recorded as cost of goods sold.

Estimated future amortization expense is as follows, in millions:

Year Ending December 31,	Amortization Expense
2007	$4.6
2008	2.5
2009	1.7
2010	1.6
2011	1.5
Total	$11.9

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows (in millions):

	December 31,
	2006	2005
Beginning balance	$31.8	$33.4
Increase in goodwill related to acquisition	20.5	—
Changes due to foreign currency fluctuations	0.9	(1.6)
Ending balance	$53.2	$31.8

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $38.6 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At December 31, 2006, the total outstanding balance on all credit facilities was $25.7 million at a weighted average interest rate of 4.9%, and $2.0 million was committed to back letters of credit. After consideration of these commitments, $10.9 million of additional borrowing capacity was available to the Company as of December 31, 2006. Some credit agreements

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

require the Company’s subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

At December 31, 2006, $24.3 million of the total $25.7 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $17.5 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 4.9% at December 31, 2006.

In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million (Euro 7 million), with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $6.8 million at December 31, 2006 and bore interest at the European Interbank Offering Rate (EURIBOR) plus one and one-half percent (5.3% at December 31, 2006). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At December 31, 2006, this subsidiary was not in compliance with the debt to equity ratio. The $6.8 million outstanding balance under this credit agreement, as well as a $0.6 million long- term note payable through 2008 at a 5.6% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

The remaining $1.4 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bears interest of 3.1% at December 31, 2006. The credit agreement requires the Company’s subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

At December 31, 2005, the Company had no outstanding balance on any credit facility and was in compliance with all debt covenants.

NOTE 9. OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	December 31,
	2006	2005
Accrued payroll and related expenses	$7.9	$4.0
Accrued bonuses	2.4	4.0
Accrued warranties	2.0	2.0
Other accrued expenses	11.4	6.2
	$23.7	$16.2

NOTE 10. WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

warranty accrual account for the years ended December 2006, 2005 and 2004 is presented below, in millions:

	December 31,
	2006	2005	2004
Beginning balance	$2.0	$3.4	$3.3
Balance acquired upon acquisition	0.2	—	—
Charges and costs accrued	2.6	0.9	1.0
Adjustments related to pre-existing warranties (including changes in estimates)	(0.4)	(0.1)	—
Less repair costs incurred	(2.5)	(2.1)	(1.0)
Change due to foreign currency	0.1	(0.1)	0.1
Ending balance	$2.0	$2.0	$3.4

NOTE 11. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

Restructuring Costs

A summary of the restructuring activity during the years ended December 31, 2006 and 2005 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Other Costs	Total
Balance at December 31, 2004	$—	$1.9	$0.4	$2.3
Restructuring charges	4.7	6.2	0.2	11.1
Applications of reserve	(4.6)	(3.1)	(0.6)	(8.3)
Balance at December 31, 2005	$0.1	$5.0	$—	$5.1
Restructuring charges	—	0.4	—	0.4
Acquisition related restructuring liability	5.2	0.9	0.1	6.2
Applications of reserve	(0.3)	(1.1)	—	(1.4)
Balance at December 31, 2006	$5.0	$5.2	$0.1	$10.3

As of December 31, 2006, the remaining restructuring obligations excluding the acquisition related restructuring liability relate to facilities closures and severance. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2011. The restructuring costs are classified as operating expenses and all restructuring obligations have been or will be settled with cash. The Company evaluated its remaining restructuring reserves and increased its reserves by $0.4 million due to changes in certain continuing lease obligations.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The restructuring charges during the years ended December 31, 2006 and 2005 are comprised of the following (in millions), excluding the acquisition related restructuring liability:

	Restructuring Costs Year Ended December 31,
	2006	2005	2004
Worldwide workforce reduction	$—	$4.7	$0.7
Facilities closure	0.4	6.2	—
Other costs	—	0.2	0.4
Total	$0.4	$11.1	$1.1

2006 Acquisition Related Restructuring Liability

In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company began to assess and formulate a restructuring plan to exit certain activities of the acquired business, which was accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result of the purchase business combination, the Company recognized restructuring liabilities of approximately $6.2 million, as of the consummation date of the acquisition on October 23, 2006, related to the Company’s plan to exit certain activities of the acquired business. The Company has developed a plan to integrate and restructure the operations of the acquired business to more closely align them with those of the Company. The plan is expected to be finalized by the end of 2007. Additional liabilities that arise will result in an adjustment to the restructuring liability and goodwill. The plan includes costs related to severance, facility lease costs and termination, and contract termination costs that will be incurred as a direct result of these integration and restructuring efforts. As part of this restructuring, during the first fiscal quarter of the year ending December 31, 2007, the Company announced its plan to close the U.S. facility of the acquired business and to transfer production out of this facility and into its facility in the Dominican Republic, thereby reducing the workforce in the U.S. by approximately 75 employees.

2005 Restructuring Costs

During 2005, the Company implemented a restructuring plan which was accounted for in accordance with SFAS 146. The Company recorded pre-tax charges of $11.1 million for restructuring costs and pre-tax non-cash charges of $5.1 million in asset impairment costs during the year ended December 31, 2005 related to the restructuring of its worldwide operations. The restructuring costs and asset impairment charges are classified as operating expenses. All restructuring obligations have been or will be settled with cash.

The restructuring charge of $11.1 million for the year ended December 31, 2005 included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 250 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The facilities closure charge includes $4.3 million of continuing lease obligations related to a North American facility. In accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities,” the Company measured and recognized the additional liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents. The charge includes amounts expected to be paid over the life of the lease which extends into 2011. The facilities closure charge also includes a lease termination fee of

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

$1.0 million which the Company paid out during 2005. All restructuring charges are expected to be settled with cash. The Company paid the remaining severance obligations as of December 31, 2005 during the first quarter of 2006.

2004 Restructuring Costs

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

The $0.7 million of restructuring charge for workforce reduction during 2004 was related to approximately 45 positions eliminated, primarily in Switzerland and in Norway. The reductions in Norway related to the Company’s 2003 restructuring plan to consolidate manufacturing facilities internally and shift production to outside contract manufacturers. The $0.4 million of other restructuring charges were for settlement payments and legal costs resulting from a settlement agreement related to the closure of the Boston, Massachusetts facility during 2001. A settlement agreement was reached during the fourth quarter of 2004 between the Company and the employees impacted by the 2001 restructuring of the Boston facility. All severance and related benefits were paid out during 2004.

Impairment of Fixed Assets

During 2006, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. No long-lived asset impairments were recorded during the year ended December 31, 2006.

During 2005, the Company performed impairment reviews in accordance with SFAS 144 to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended December 31, 2005. These assets consisted of an owned building in Norway that was initially held for use and written down to fair value, and then sold during 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges included cash components.

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

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 12. LONG-TERM DEBT

At December 31, 2006, long-term debt consists of the following (in millions):

December 31,
2006
Promissory Note (related party indebtedness)	$50.0
Installment notes ranging from 2% to 8%, due through 2011	4.3
Total long-term debt	54.3
Less current portion	1.9
Total long-term debt, less current portion	$52.4

In connection with the acquisition of the Power Electronics Group in October, 2006, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with PWER Bridge LLC, and issued a Promissory Note (the “Note”) to PWER Bridge LLC as of October 23, 2006 in the principal amount of $50 million. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter. The Loan Agreement contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met). PWER Bridge LLC is an affiliate of SF Holding Corp., which is the largest stockholder of the Company, and an affiliate of Stephens Inc. From time to time, Stephens, Inc. has provided financial advisory services to the Company, however, no financial advisory services were provided to the Company during the years ended December 31, 2006, 2005 and 2004.

In addition, the Power Electronics Group has certain long-term notes payable through fiscal year 2011. Amounts outstanding at December 31, 2006, were $4.3 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company’s subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

At December 31, 2006, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

At December 31, 2005, the Company had no outstanding balance on any long-term borrowing arrangement.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Aggregate principal maturities on long-term debt outstanding at December 31, 2006 are as follows:

Year Ending December 31,
2007	$1.9
2008	51.8
2009	0.2
2010	0.2
2011	0.2
Thereafter	—
Total	$54.3

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in North America and Asia, and 2011 in Europe.

Additionally, the Company also leases several vehicles with leases expiring in 2008.

Future minimum lease payments for operating leases as of December 31, 2006 are as follows (in millions):

Years Ending December 31,	Operating Leases
2007	$5.0
2008	3.9
2009	3.0
2010	2.6
2011	1.6
2012 and thereafter	2.9
Total minimum lease payments	$19.0

Total rent expense was approximately $5.2 million, $4.7 million, and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately $5.2 million of operating lease commitments above were reserved for in the restructuring charge accruals as of December 31, 2006. The Company intends to seek subleases for unused facilities.

Legal Proceedings—The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Power-One, Inc. v. Artesyn Technologies, Inc. United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleges that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint seeks certain injunctive relief against and compensatory damages from Artesyn Technologies. Trial proceedings are in the stages of discovery and related procedural matters. A trial by jury is scheduled for August 2007.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company initiated a similar lawsuit against Silicon Laboratories, Inc. in December, 2005 for infringement of certain of the Company’s patents. The Company settled this litigation with Silicon Laboratories as of July 20, 2006 and the lawsuit was dismissed without prejudice on July 21, 2006 in connection with the settlement.

NOTE 14. COMMON STOCK

Stock Plans—In February 1996, the Board of Directors approved a stock option plan (the “1996 Plan”). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. In May 2004, the 1996 Plan was amended by the Board of Directors to prevent further increases in share issuable under this plan, to prevent grants to non-employees, and to reprice the exercise price of options issued under the plan. Under the terms of the 1996 Plan, power and authority to issue grants and awards under the plan terminated effective February 22, 2006. Any grant or award issued prior to that date remains outstanding per the terms of the original grant or award. The maximum contractual life of each option is 10 years from the date of grant. Any shares available for issuance under the 1996 Plan which had not been issued as of February 22, 2006 were cancelled as of that date and are no longer available for issuance. The Company issued either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. The option exercise price was determined by the Board of Directors based on the fair market value of the Company’s common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allowed for vesting over five years if certain performance measures were met. As of December 31, 2006, approximately 15.2 million shares of common stock were issued and outstanding under the 1996 Plan.

In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the “2001 Plan”). The Company only issued non-qualified stock options under the 2001 Plan, and did not issue options under the 2001 Plan to any member of the Board of Directors or any executive officer (i.e. an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). The Board of Directors determined the option exercise price based on the fair market value of the Company’s common stock on the date of grant. All options under the 2001 Plan were granted at fair market value. Options granted under the 2001 Plan generally vest over four years and have a maximum contractual life of 10 years. In May 2004, the Board of Directors approved an amendment to this plan whereby the Company may not grant additional awards under the 2001 Plan and the Company may not reprice options previously granted under this plan. As of December 31, 2006, approximately 1.8 million shares of common stock were issued and outstanding under the 2001 Plan.

In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the “2004 Plan”) for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option exercise price is determined by the Board of Directors based on the fair market value of the Company’s common stock on the date of grant. The existing options generally vest over four-year terms and have a maximum contractual life of 10 years. At December 31, 2006, approximately 0.5 million shares of common stock were issued an outstanding under the 2004 plan and 4.3 million shares of common stock were available for future grants.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Stock Awards—The Company has granted restricted share awards under its 1996 and 2004 stock incentive plans. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at December 31, 2003	0.2	$7.73
Awards granted	—	—
Awards vested and issued	(0.1)	7.37
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at December 31, 2004	0.1	$8.48
Awards granted	1.3	4.44
Awards vested and issued	(0.1)	8.48
Awards canceled	(0.1)	4.42
Awards forfeited	—	—
Nonvested awards outstanding at December 31, 2005	1.2	$4.44
Awards granted	0.8	6.53
Awards vested and issued	(0.3)	4.46
Awards canceled	—	—
Awards forfeited	—	—
Nonvested awards outstanding at December 31, 2006	1.7	$5.43

The Company recorded compensation cost in the income statement related to stock awards of $2.1 million, $1.0 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $7.6 million of total unrecognized compensation cost related to nonvested stock awards granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted average period of 2.5 years. At December 31, 2006, there were 1.6 million stock awards that were expected to vest with an aggregate intrinsic value of $8.5 million and a weighted average grant date fair value of $5.43 per share.

	Year Ended December 31,
	2006	2005	2004
Total fair value of stock awards vested, in millions	$1.4	$0.2	$1.5

Stock Options—On February 23, 2005, the Board of Directors of the Company authorized the acceleration of the vesting of all of the Company’s outstanding unvested stock options granted to directors, officers and employees of the Company under the 1996 Plan, the 2001 Plan and the 2004 Plan with an exercise price greater than $5.00. The closing price of the Company’s common stock on the NASDAQ Global Market to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company’s common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The Board of Directors’ decision to accelerate the vesting of the affected stock options was in response to the issuance by the SFAS 123 (R), “Share-Based Payment,” which required the

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Company to treat unvested stock options as an expense effective at the beginning of the Company’s first fiscal quarter of 2006. By accelerating the vesting of the affected stock options, the Company elected to recognize compensation expense of $0.1 million during the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. No further compensation expense will be required in future periods associated with the affected options.

The Company recorded compensation cost in the income statement related to stock options of $0.7 million, $0.1 million, and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $0.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plans

For the years ended December 31, 2006, 2005 and 2004, the total options available for exercise, the weighted average exercise price, and the fair value of stock options was as follows:

	Year Ended December 31,
	2006	2005	2004
Total options exercisable, in millions	$8.7	$9.9	$8.7
Weighted average exercisable stock option exercise price	$9.94	$9.73	$10.47
Total intrinsic value of stock options exercised, in millions	$2.7	$6.1	$2.6
Total fair value of stock awards vested, in millions	$1.4	$0.2	$1.5

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

During the years ended December 31, 2006, 2005 and 2004, the following activity occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)				(in millions)
Options outstanding—December 31, 2003	12.7	$0.34 - $83.75	$9.39
Options granted	2.4	$6.20 - $14.26	$9.52
Options exercised	(0.5)	$0.34 - $9.55	$4.77
Options cancelled	(0.6)	$2.32 - $83.75	$12.12
Options outstanding—December 31, 2004	14.0	$0.34 - $83.75	$9.44
Options granted	0.1	$4.46 - $7.07	$4.70
Options exercised	(2.0)	$0.34 - $7.19	$3.22
Options cancelled	(1.7)	$2.05 - $83.75	$16.52
Options outstanding—December 31, 2005	10.4	$0.34 - $82.22	$9.48
Options granted	—	—	—
Options exercised	(0.9)	$0.34 - $6.48	$3.92
Options cancelled	(0.6)	$2.32 - $23.75	$12.33
Options outstanding—December 31, 2006	8.9	$0.50 - $82.22	$9.82	4.89 yrs	$9.8
Options exercisable—December 31, 2006	8.7		$9.94	4.86 yrs	$9.3
Options vested and expected to vest—December 31, 2006	8.9		$9.82	4.89 yrs	$9.8

The following table summarizes information regarding options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 0.50 - $ 4.60	0.7	2.29 yrs	$2.44	0.7	$2.43
$ 4.64 - $ 4.86	0.9	4.52 yrs	$4.67	0.7	$4.67
$ 4.96 - $ 5.77	1.8	4.76 yrs	$5.75	1.8	$5.75
$ 5.86 - $ 9.11	1.6	6.00 yrs	$6.84	1.6	$6.84
$ 9.12 - $ 9.12	1.5	7.48 yrs	$9.12	1.5	$9.12
$ 9.13 - $20.00	1.1	3.76 yrs	$12.34	1.1	$12.34
$20.25 - $82.22	1.3	3.31 yrs	$25.77	1.3	$25.77
$ 0.50 - $82.22	8.9	4.89 yrs	$9.82	8.7	$9.94

During the years ended December 31, 2006, 2005, and 2004, the Company received cash of $3.6 million, $6.4 million, and $2.3 million, respectively, from the exercise of stock options granted under its stock options plans.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. The plan qualifies for non-compensatory status because it meets the following criteria: all full-time employees are able to participate in the plan, the stock is offered equally to all eligible employees, the purchase right is limited to a reasonable time period, and the discount from the market price of the stock is reasonable and in compliance with Section 423 of the Internal Revenue Code. No compensation cost is recognized for shares issued under this plan. Substantially all of the Company’s domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company’s common stock. Through the year ended December 31, 2006, the plan provided the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever was lower. Effective January 1, 2006, the plan provided the participants the opportunity to purchase shares at 95% of the fair market value on the last day of the respective offering period. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At December 31, 2006, 2005 and 2004 there were approximately 0.5 million, 0.5 million and 0.4 million shares issued cumulatively under this plan, respectively. During the years ended December 31, 2006, 2005, and 2004, the Company received cash of $0.2 million, $0.5 million, and $0.9 million, respectively, for shares issued under the plan.

Share Repurchase Program—In May 2005, the Company received authorization from its Board of Directors to purchase and retire up to $20 million of its outstanding common stock in open-market transactions until December 31, 2006. As of December 31, 2006, the Company had repurchased and retired 1.0 million shares of its common stock at an average price of $5.49 per share for an aggregate purchase price of $5.3 million.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 15. BUSINESS GEOGRAPHICAL LOCATIONS AND PRODUCT LINE REVENUE

The Company has manufacturing and/or research and development operations in the United States, Dominican Republic, Slovakia, Italy, China, Hungary, Switzerland and Ireland. The following table summarizes the Company’s revenues and long-lived assets in different geographic locations by product line (in millions):

	Years Ended December 31,
	2006			2005			2004
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)

North America	$109.0	$12.7	$121.7	$91.8	$14.9	$106.7	$112.5	$20.3	$132.8
European countries	74.5	54.2	128.7	50.1	43.5	93.6	55.3	41.8	97.1
Malaysia	30.3	0.9	31.2	25.5	1.0	26.5	19.5	1.3	20.8
Other Asian countries	32.7	18.4	51.1	18.9	11.0	29.9	12.8	11.6	24.4
Other	0.5	4.8	5.3	0.2	4.7	4.9	0.1	5.1	5.2
Total	$247.0	$91.0	$338.0	$186.5	$75.1	$261.6	$200.2	$80.1	$280.3

(a)           Revenues are attributable to countries based on location of customer.

	December 31,
	2006	2005
Long-Lived Assets:
United States	$48.1	$51.4
Italy	47.9	—
Switzerland	14.5	14.2
Dominican Republic	14.0	15.8
China	9.4	1.0
Slovakia	7.2	5.0
Other	5.8	2.8
Total	$146.9	$90.2

NOTE 16. RETIREMENT PLANS

The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of December 31, 2006 and 2005.

In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or “TFR”) upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with EITF 88-I, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan (“approach 1”).” The severance indemnities accrue approximately at the rate of 1/12

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of the individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service.

The Company has a 401(k) profit sharing plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.7 million, $0.3 million, and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 17. RESEARCH AND DEVELOPMENT

Research and development expenses were $21.7 million, $22.0 million, and $29.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 18. INCOME TAXES

Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended December 31,
	2006	2005	2004
United States	$(24.8)	$(32.0)	$(17.4)
Non-United States	9.4	(4.5)	(0.7)
Total	$(15.4)	$(36.5)	$(18.1)

The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	0.8	1.2	4.3
Total current	0.8	1.2	4.3
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1.5)	0.6	(1.2)
Total deferred	(1.5)	0.6	(1.2)
Provision (benefit) for income taxes	$(0.7)	$1.8	$3.1

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

For the years ended December 31, 2006, 2005 and 2004, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended December 31,
	2006			2005
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.4	$0.1	$—	$0.3	$0.1	$—
Sales discount reserve	0.6	0.1	—	0.5	0.1	—
Bad debt reserve	0.3	0.1	1.5	0.4	0.1	1.1
Inventory reserve	3.2	0.5	2.8	3.5	0.6	(1.1)
Warranty reserve	0.4	0.1	—	0.5	0.1	—
Restructuring allowance	2.8	0.5	1.6	1.3	0.4	0.1
Other	0.9	0.1	0.3	1.2	0.2	0.2
Subtotal	8.6	1.5	6.2	7.7	1.6	0.3
Valuation allowance	(8.6)	(1.5)	(0.5)	(7.7)	(1.6)	(1.6)
Total current	—	—	5.7	—	—	(1.3)
Non-current:
NOL	94.2	5.9	17.5	85.9	5.7	14.4
Intangible assets	2.1	3.8	(2.8)	2.9	3.1	—
Fixed assets	—	0.1	(3.9)	0.2	0.1	(0.2)
Other	0.2	0.5	(1.7)	(0.2)	0.6	(0.6)
Subtotal	96.5	10.3	9.1	88.8	9.5	13.6
Valuation allowance	(96.5)	(10.3)	(17.1)	(88.8)	(9.5)	(14.5)
Total non-current	—	—	(8.0)	—	—	(0.9)
Net deferred income tax liabilities	$—	$—	$(2.3)	$—	$—	$(2.2)

The Company records a valuation allowance against its deferred income tax assets in accordance with SFAS 109 when, in management’s judgment, the deferred income tax assets will likely not be realized in the foreseeable future. For the years ended December 31, 2006, 2005 and 2004, the Company recorded valuation allowances against deferred income tax assets of $11.2 million, $14.3 million and $10.1 million, respectively.

A reconciliation of the Company’s provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(5.4)	(35)	$(12.8)	(35)	$(6.3)	(35)
Foreign income taxed at different rates	(2.6)	(17)	3.4	9	3.3	18
Tollgate tax refund	(1.6)	(11)	—	—	—	—
Non-deductible goodwill	0.5	3	0.7	2	0.5	3
Other	—	—	0.7	2	—	—
Valuation allowance net of state taxes	8.4	55	9.8	27	5.6	31
	$(0.7)	(5)%	$1.8	5%	$3.1	17%

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

As of December 31, 2006, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state income tax purposes of approximately $269 million and $82 million, respectively. These operating loss carry-forwards expire in various years beginning in 2021 and 2012, respectively. The Company also has foreign NOLs in various countries totaling approximately $52 million.

NOTE 19. EARNINGS (LOSS) PER SHARE (EPS)

The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended December 31,
	2006			2005			2004
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net loss	$(14.6)			$(38.3)			$(21.2)
Basic and Diluted shares outstanding		86.1			85.0			83.8
Basic and Diluted loss per share	$(14.6)	86.1	$(0.17)	$(38.3)	85.0	$(0.45)	$(21.2)	83.8	$(0.25)

Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company’s net loss in each of the years ended December 31, 2006, 2005 and 2004, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted earnings per share.

Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 2.0 million, 1.0 million and 2.8 million which were outstanding during the years ending December 31, 2006, 2005 and 2004 would have been dilutive.

The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the years ending December 31, 2006, 2005, and 2004 were 4.7 million, 9.3 million, and 3.4 million, respectively.

NOTE 20. RELATED PARTY TRANSACTIONS

SF Holding Corp., an affiliate of both PWER Bridge, LLC and Stephens Inc, is the largest stockholder of the Company. From time to time Stephens, Inc. has provided financial advisory services to the Company, although they provided no financial advisory services to the Company during the years ended December 31, 2006, 2005 and 2004. The Company had no payables to Stephens, Inc., at December 31, 2006 and 2005. A former officer of Stephens, Inc., who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on the Company’s Board of Directors. During the year ended December 31, 2006, the Company borrowed $50.0 million from PWER Bridge, LLC to finance its acquisition of the Power Electronics Group of Magnetek, Inc. PWER Bridge, LLC is an affiliate of Stephens Inc. Stephens Inc. served as financial advisor to Magnetek, Inc. in connection with the sale of the Power Electronics Group to the Company.

The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the Company’s balance sheet under the equity-method.

POWER-ONE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to us. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties.

During the year ended December 31, 2005, the Company recorded $0.6 million in revenue related to the joint venture. No revenue was recognized related to the joint venture or during the years ended December 31, 2006 and 2004. The Company paid $8.7 million, $6.4 million, and $4.9 million for inventory purchased from the joint venture during the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, the Company owed the joint venture approximately $1.2 million and $0.3 million, respectively.

One of the Board of Directors of the Company is the Chief Executive Officer of Benchmark Electronics, a contract manufacturer to whom products are sold. During the years ended December 31, 2006, 2005 and 2004, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $1.2 million, $1.0 million and $0.7 million, respectively. At December 31, 2006 and 2005, the Company was owed $0.2 million by Benchmark Electronics.

The Company spent approximately $0.2 million, $0.1 million and less than $0.1 million during the years ended December 31, 2006, 2005 and 2004, respectively, for lodging Company personnel in a Dominican Republic hotel in which its President and Chief Operating Officer, Brad Godfrey, owns a minority interest.

POWER-ONE, INC.
QUARTERLY FINANCIAL DATA FOR THE
2006 AND 2005 QUARTERS (Unaudited)
(In millions, except per share data)

	2006 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(1)
Net sales	$64.6	$78.6	$78.6	$116.2
Gross profit	20.2	26.3	25.8	20.3
Income (loss) from operations	(4.4)	0.9	1.9	(12.7)
Net Income (loss)	(4.8)	3.1	1.3	(14.2)
Diluted earnings (loss) per share	(0.06)	0.04	0.01	(0.16)

	2005 Quarters Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31(2)
Net sales	$66.7	$63.4	$67.2	$64.3
Gross profit	16.2	15.9	22.8	21.8
Loss from operations	(25.7)	(15.1)	—	1.9
Net loss	(28.4)	(14.8)	1.5	3.4
Diluted loss per share	(0.34)	(0.17)	0.02	0.04

(1)          During the fourth quarter of 2006, the Company recorded a $0.8 million impairment loss related to an other-than-temporary impairment of an available-for-sale investment in one of its contract manufacturers. Additionally, in the fourth quarter of 2006, cost of goods sold includes $1.4 million of non-recurring inventory charges that related to previous quarters.

(2)          During the fourth quarter of 2005, the Company recorded a gain of $2.7 million against asset impairment charges related to its excess facility in Norway which was sold during the quarter for net cash proceeds of $5.8 million. The facility was determined to be excess and was impaired by $2.9 million during the first quarter of 2005 resulting in a net asset impairment charge of $0.2 million related to the building for the fiscal year ended December 31, 2005. Additionally, the Company recorded net $0.2 million of restructuring charges in the fourth quarter of 2005 primarily for severance and related benefits related to its workforce reduction in Europe.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR EACH OF THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(In millions)

Descriptions	Balance at Beginning of Period	Acquired Balances (1)	Charged to Costs and Expenses (2)	Deductions (3)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31,
2006	$3.7	$3.7	$—	$(0.9)	$0.4	$6.9
2005	4.8	—	0.9	(1.8)	(0.2)	3.7
2004	4.4	—	1.1	(0.9)	0.2	4.8
Accrued sales discounts and returns:
Year ended December 31,
2006	$1.6	$—	$13.0	$(12.7)	$—	$1.9
2005	1.9	—	10.4	(10.7)	—	1.6
2004	1.1	—	13.3	(12.5)	—	1.9
Deferred tax asset valuation allowance:
Year ended December 31,
2006	$123.7	$—	$11.2	$(1.7)	$1.3	$134.5
2005	111.1	—	14.3	—	(1.7)	123.7
2004	99.7	—	10.1	(0.6)	1.9	111.1

(1)          Beginning balance upon acquisition of the Power Electronics Group of Magnetek, Inc effective October 23, 2006.

(2)          For the allowance for doubtful accounts, represents charges to bad debt expense for the year. For the accrued sales discounts and returns, represents the provisions for estimated discounts and returns. For the deferred tax asset valuation allowance, represents additional reserves for deferred tax assets generated during the current period.

(3)          For the allowance for doubtful accounts, represents write off of bad debt. For the accrued sales discounts and returns, represents products returned from and discounts granted to customers. For the deferred tax asset valuation allowance, represents the utilization of previously reserved deferred tax assets.

INDEX TO EXHIBITS

The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
4.1(a)	Specimen Common Stock Certificate
4.2(f)

Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate

4.3(g)	Certificate of Designations of Junior Participating Preferred Stock of the Company
10.1(e)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2(h)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(i)	Employee Stock Purchase Plan
10.4(j)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.5(k)	Summary of Named Executive Officer Compensation
10.6	Summary of Director Compensation
10.7(l)	Power-One 2004 Stock Incentive Plan, dated May 4, 2004
10.11(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for new non-employee director
10.12(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for continued service as a non-employee director
10.13(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for employee award
10.14(m)	Purchase and Sale Agreement dated as of September 28, 2006 by and between Magnetek, Inc. and Power-One, Inc.
10.15(m)	Term Loan Agreement dated as of September 28, 2006 by and between Power-One, Inc. and PWER Bridge, LLC
10.16(m)	Form of Promissory Note in the amount of $50,000,000 to be issued by Power-One, Inc. to PWER Bridge, LLC
10.17	Form of Change in Control Agreement
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(a)           Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc., as amended, filed on September 12, 1997.

(b)          Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period ended October 1, 2000.

(c)           Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 21, 2005.

(d)          Previously filed as an exhibit to the Current Report on Form 8-K filed on February 6, 2006.

(e)           Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2006.

(f)             Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc. filed on August 9, 2000.

(g)           Previously filed as an exhibit to the Current Report on Form 8-K filed on August 9, 2000.

(h)          Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001.

(i)             Previously filed as an exhibit to the Registration Statement on Form S-8 filed on December 12, 1997.

(j)              Previously filed as an exhibit to the Registration Statement on Form S-8 filed on September 28, 2001.

(k)          Incorporated by reference from the Current Report on Form 8-K filed on August 4, 2006.

(l)             Previously filed as an appendix to the Proxy Statement filed March 26, 2004.

(m)      Previously filed as an exhibit to the Current Report on Form 8-K filed on September 28, 2006.