Form 10-Q
period 2007-04-01
POWER ONE INC
filed 2007-05-11
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2007

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

As of May 4, 2007, 86,889,337 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC. INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended March 31,
	2007	2006
NET SALES	$124,021	$64,580
COST OF GOODS SOLD	100,104	44,358
GROSS PROFIT	23,917	20,222
EXPENSES:
Selling, general and administrative	20,514	15,078
Engineering and quality assurance	12,561	8,829
Amortization of intangible assets	1,409	725
Restructuring costs	—	(61)
Total expenses	34,484	24,571
LOSS FROM OPERATIONS	(10,567)	(4,349)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	400	633
Interest expense	(1,653)	(84)
Other income, net	293	117
Total interest and other income (expense), net	(960)	666
LOSS BEFORE INCOME TAX	(11,527)	(3,683)
PROVISION FOR INCOME TAXES.	783	1,127
NET LOSS	$(12,310)	$(4,810)
BASIC & DILUTED LOSS PER SHARE	$(0.14)	$(0.06)
BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,722	85,558

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,605	$34,422
Available for sale investments	11,439	11,365
Accounts receivable:
Trade, less allowance for doubtful accounts: $6,886 at March 31, 2007; $6,891 at December 31, 2006	119,625	122,533
Other	5,327	7,208
Inventories	110,727	111,893
Prepaid expenses and other current assets	14,532	12,971
Total current assets	291,255	300,392
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $66,507 at March 31, 2007; $61,906 at December 31, 2006	66,826	66,831
GOODWILL, net	54,010	53,177
OTHER INTANGIBLE ASSETS, net	25,384	26,850
OTHER ASSETS	2,557	2,021
TOTAL	$440,032	$449,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$30,710	$26,349
Accounts payable	87,244	91,572
Restructuring reserve	10,135	10,272
Long-term debt, current portion	1,964	1,925
Other accrued expenses	25,577	26,119
Total current liabilities	155,630	156,237
INDEBTEDNESS TO RELATED PARTIES	50,000	50,000
LONG-TERM DEBT	2,033	2,363
OTHER LIABILITIES	20,745	17,443
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 86,831 and 86,594 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	87	87
Additional paid-in capital	612,653	611,300
Accumulated other comprehensive income	31,051	29,536
Accumulated deficit	(432,167)	(417,695)
Total stockholders’ equity	211,624	223,228
TOTAL	$440,032	$449,271

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,310)	$(4,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,509	3,073
Stock compensation	727	601
Exchange gain	(355)	(51)
Deferred income taxes	(264)	8
Net loss on disposal of property and equipment	41	2
Changes in operating assets and liabilities:
Accounts receivable, net	4,305	3,099
Inventories	1,997	(8,262)
Prepaid expenses and other current assets	(1,150)	826
Accounts payable	(5,616)	8,301
Other accrued expenses	(1,038)	(3,915)
Restructuring reserve	(401)	(502)
Other liabilities	968	(13)
Net cash used in operating activities	(7,587)	(1,643)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(44)	(43)
Purchases of held to maturity investments	—	(5,253)
Proceeds from held to maturity investments	—	3,400
Acquisition of property & equipment	(2,183)	(797)
Proceeds from sale of property and equipment	18	3
Other assets	27	(16)
Investment in Power Electronics Group, net of purchase price adjustment	1,577	—
Net cash used in investing activities	(605)	(2,706)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities, net	4,037	—
Repayments of borrowings on notes payable	(103)	—
Bank overdraft	(618)	—
Repayments of borrowings on long-term debt	(341)	—
Issuance of common stock	626	1,253
Repurchases of common stock	—	(1,004)
Net cash provided by financing activities	3,601	249
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(226)	125
DECREASE IN CASH AND CASH EQUIVALENTS	(4,817)	(3,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,422	37,101
CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,605	$33,126
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,279	$—
Income taxes	$645	$2,496

See notes to consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”). The aggregate purchase price for the equity was approximately $69.2 million, consisting of $66.1 million in cash and $3.1 million in direct acquisition costs. The purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company.

In the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. At December 31, 2006, the $1.8 million was recorded as an other receivable on the Company’s consolidated balance sheet and reduced the Company’s investment in the Power Electronics Group as presented in the consolidated statement of cash flows for the year ended December 31, 2006. Additionally, the company incurred $0.2 million of acquisition costs during the three months ended March 31, 2007 for a net cash inflow of $1.6 million in the first quarter of 2007.

In conjunction with the acquisition, liabilities were assumed as follows (in millions):

Fair value of tangible assets acquired	$131.3
Fair value of goodwill	21.3
Fair value of identifiable intangibles	10.6
Cash paid for Power Electronics Group	(69.2)
Liabilities assumed	$94.0

During the quarter ended March 31, 2007, an additional $2.0 million of property and equipment had been purchased but not yet paid.

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
NET LOSS	$(12,310)	$(4,810)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on investment securities	483	92
Foreign currency translation adjustment	1,032	765
COMPREHENSIVE LOSS	$(10,795)	$(3,953)

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty reserves, taxes, stock award forfeitures and contingencies. Actual results and outcomes may differ from management’s estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.’s (“the Company”) Form 10-K for the year ended December 31, 2006.

The Company’s reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- month periods ended April 1, 2007 and April 2, 2006 as March 31, 2007 and 2006, respectively. The three-month periods ended March 31, 2007 and 2006 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

Accounting for Income Taxes—On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company has also applied FSP FIN 48-1, “Definition of Settlement in FASB Interpretation 48,” to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. Upon adoption of FIN 48, the Company recognized a $2.2 million increase in tax reserves, which was accounted for as a reduction in the retained earnings balance as of January 1, 2007.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

After considering the impact of adopting FIN 48, the Company had a $3.0 million reserve for uncertain income tax positions classified in other liabilities on the consolidated condensed balance sheet as of January 1, 2007. Movement in the reserve balance during the three months ended March 31, 2007 was not material. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to March 31, 2008, however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

The income tax reserve as of January 1, 2007 included an accrual for interest and penalties of approximately $0.9 million. There have been no changes in the FIN 48 liability as of March 31, 2007 other than an immaterial amount of interest and penalties. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before January 1, 2002.

Recent Pronouncements and Accounting Changes—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have on its results of operations or financial position.

NOTE 3—ACQUISITIONS

On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”). The preliminary aggregate purchase price for the equity was approximately $69.2 million, consisting of $66.1 million in cash and $3.1 million in direct acquisition costs. The Company also assumed $27.8 million in debt of the Power Electronics Group. The preliminary purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the Power Electronics Group have been

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

included in the Company’s consolidated condensed financial statements since the date of the acquisition. The purchase price allocation is preliminary and may be impacted by the finalization of the Company’s restructuring plan, the valuation of the intangible assets acquired, and other items related to the acquisition.

The following pro forma consolidated financial information presents the combined results of operations of the Company and the Power Electronics Group as if the merger occurred at the beginning of the period presented, after giving effect to certain adjustments, including amortization, depreciation expense, assumed interest expense, and assumed decrease in interest income earned. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the merger been completed as of the date indicated or of the results that may be obtained in the future.

Three Months Ended
March 31, 2006
Net Sales, in millions	$102.8
Net Loss, in millions	$(9.4)
Basic and diluted loss per share	$(0.11)

NOTE 4—INVESTMENTS

Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company also has certain equity securities that have been classified as available-for-sale securities that are recorded in other assets on the balance sheet. Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

The following table summarizes the Company’s investments at March 31, 2007 and December 31, 2006, (in millions):

	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$6.0	$(0.1)	$5.9
Other fixed income investments	5.5	—	5.5
	$11.5	$(0.1)	$11.4

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4—INVESTMENTS (Continued)

The fair value of the Company’s available-for-sale investments at March 31, 2007 by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$2.0	$2.0
Due in 1-2 years	7.5	7.5
Due in 2-5 years	2.0	1.9
	$11.5	$11.4

The Company also has available-for-sale investments in both public and privately-held companies that are included in other assets on the Company’s balance sheet and are accounted for using the cost or equity methods, depending on the nature and circumstances surrounding the investment. These investments include an investment in one of the Company’s contract manufacturers in Asia. The Company recorded an unrealized gain on these investments of $0.5 million and $0.1 million during the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the investment balance included in other assets was $1.7 million.

NOTE 5—INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2007	December 31, 2006
Raw materials	$65.8	$67.3
Subassemblies-in-process	16.5	14.2
Finished goods	28.4	30.4
	$110.7	$111.9

The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the quarters ended March 31, 2007 and 2006 the Company wrote off $1.2 million and $0.8 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	March 31, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$54.0	$—	$54.0
Trade name	11.4	—	11.4
Subtotal	65.4	—	65.4
Amortizable intangibles
Product technology	18.6	13.8	4.8	9
Customer relationships	10.0	4.2	5.8	8
Other	6.8	3.4	3.4	17
Subtotal	35.4	21.4	14.0	10
Total	$100.8	$21.4	$79.4

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$53.2	$—	$53.2
Trade name	11.4	—	11.4
Subtotal	64.6	—	64.6
Amortizable intangibles
Product technology	18.6	13.3	5.3	9
Customer relationships	10.0	3.8	6.2	8
Other	8.1	4.2	3.9	14
Subtotal	36.7	21.3	15.4	10
Total	$101.3	$21.3	$80.0

In October 2006, the Company completed its acquisition of the Power Electronics Group, which was accounted for using the purchase method of accounting. The preliminary purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the preliminary purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill in the amount of $20.5 million in the year ended December 31, 2006, none of which is expected to be deductible for tax purposes. Other identifiable amortizable intangible assets in the amount of $10.6 million are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life).

During the first quarter of 2007, the Company increased goodwill $0.8 million to $21.3 million primarily related to additional acquisition costs and restructuring costs recorded in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The purchase price allocation continues to be preliminary and may be further impacted by the finalization of

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

the Company’s restructuring plan, the valuation of the intangible assets acquired, and other items that may arise during 2007 related to the acquisition.

Total amortization expense for the three months ended March 31, 2007 and 2006 was $1.5 million, and $0.7 million, respectively. Of the $1.5 million of expense recorded during the three months ended March 31, 2007, $1.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

Estimated amortization expense related to amortizable intangibles for 2007 through 2011 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2007 (nine months)	$3.1
2008	2.5
2009	1.7
2010	1.6
2011	1.5
Total	$10.4

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006 is as follows (in millions):

March 31,
2007
Beginning balance	$53.2
Increase in goodwill related to acquisition	0.8
Changes due to foreign currency fluctuations	—
Ending balance	$54.0

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $38.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 31, 2007, the total outstanding balance on all credit facilities was $30.2 million at a weighted average interest rate of 5.4%, and $2.1 million was committed to guarantee letters of credit. After consideration of these commitments, $6.5 million of additional borrowing capacity was available to the Company as of March 31, 2007. Some credit agreements require the Company’s subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

At March 31, 2007, $28.8 million of the total $30.2 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $21.9 million relates to revolving credit arrangements with

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE (Continued)

various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 5.5% at March 31, 2007.

In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million (Euro 7 million), with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $6.9 million at March 31, 2007 and bore interest at the EURIBOR plus one and one-half percent (5.3% at March 31, 2007). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At March 31, 2007, this subsidiary was not in compliance with these financial covenants. The $6.9 million outstanding balance under this credit agreement, as well as a $0.5 million long- term note payable through 2008 at a 5.6% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

The remaining $1.4 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bears interest of 3.5% at March 31, 2007. The credit agreement requires the Company’s subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	March 31, 2007	December 31, 2006
Accrued payroll and related expenses	$9.8	$7.9
Income tax payable	2.7	2.5
Accrued warranties	2.2	2.0
Accrued bonuses	1.2	2.4
Other accrued expenses	9.7	11.3
	$25.6	$26.1

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the three months ended March 31, 2007 and 2006 is presented below, in millions:

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$2.0	$2.0
Charges and costs accrued	1.0	0.6
Adjustments related to pre-existing warranties (including changes in estimates)	—	(0.2)
Less repair costs incurred	(0.8)	(0.7)
Changes due to foreign currency	—	—
Balance, end of period	$2.2	$1.7

NOTE 10—RESTRUCTURING COSTS

A summary of the restructuring reserve activity during the three months ended March 31, 2007 is as follows:

	Worldwide Workforce Reduction	Facilities Closure	Other Costs	Total
Balance at December 31, 2006	$5.0	$5.2	$0.1	$10.3
Acquisition related restructuring liability	0.2	—	—	0.2
Applications of reserve	(0.1)	(0.3)	—	(0.4)
Balance at March 31, 2007	$5.1	$4.9	$0.1	$10.1

In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company began to assess and formulate a restructuring plan to exit certain activities of the acquired business, which was accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result of the purchase business combination, the Company recognized restructuring liabilities of approximately $6.2 million, as of the consummation date of the acquisition on October 23, 2006, related to the Company’s plan to exit certain activities of the acquired business. The Company has developed a plan to integrate and restructure the operations of the acquired business to more closely align them with those of the Company. The plan is expected to be finalized by the end of 2007. The plan includes costs related to severance, facility lease costs and termination, and contract termination costs that will be incurred as a direct result of these integration and restructuring efforts. During the three months ended March 31, 2007, the Company recorded an additional liability of $0.2 million related to severance as an adjustment to the restructuring liability and goodwill. As part of this restructuring, during the first fiscal quarter ended March 31, 2007, the Company announced its plan to close the U.S. facility of the acquired business and to transfer production out of this facility and into one of the Company’s existing low cost facilities, thereby reducing the workforce in the U.S. by approximately 150 employees.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10—RESTRUCTURING COSTS (Continued)

The restructuring liabilities related to facilities closure include $4.0 million continuing lease obligations incurred during 2005 upon consolidation of the Company’s North American facilities. This liability is expected to be paid over the life of the lease, which extends into 2011. All restructuring charges have been and will be settled with cash.

NOTE 11—LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	March 31, 2007	December 31, 2006
Promissory Note (related party indebtedness)	$50.0	$50.0
Installment notes ranging from 2% to 8%, due through 2011	4.0	4.3
Total long-term debt	54.0	54.3
Less current portion	2.0	1.9
Total long-term debt, less current portion	$52.0	$52.4

In connection with the acquisition of the Power Electronics Group in October, 2006, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with PWER Bridge LLC, and issued a Promissory Note (the “Note”) to PWER Bridge LLC as of October 23, 2006 in the principal amount of $50 million. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter. On the first anniversary date of the Note, a loan maintenance fee of 1% of the outstanding principal balance will accrue. The Loan Agreement contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met). PWER Bridge LLC is an affiliate of SF Holding Corp., which is the largest stockholder of the Company, and an affiliate of Stephens Inc.

In addition, the Power Electronics Group has certain long-term notes payable through fiscal year 2011. Amounts outstanding at March 31, 2007, were $4.0 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company’s subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

At March 31, 2007 the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

Aggregate principal maturities on long-term debt outstanding at March 31, 2007 are as follows:

Year Ending December 31,
2007	$1.6
2008	51.8
2009	0.2
2010	0.2
2011	0.2
Thereafter	—
Total	$54.0

NOTE 12—CONTINGENCIES

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow.

Power-One, Inc. v. Artesyn Technologies, Inc.   United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleges that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint seeks certain injunctive relief against and compensatory damages from Artesyn Technologies. The trial court completed its “Markman” patent claims construction proceedings and issued its ruling in March 2007. Pre-trial discovery is expected to be completed by the end of May 2007. A trial by jury is scheduled for August 2007.

NOTE 13—STOCK BASED COMPENSATION PLANS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 13—STOCK BASED COMPENSATION PLANS (Continued)

Effective January 1 2006, the Company adopted the FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the three months ended March 31, 2007 and 2006.

No stock options were granted by the Company during the three months ended March 31, 2007 and 2006.

The Company has granted stock awards under its 1996 and 2004 stock incentive plans, which generally vest between one and four years from the date of grant. For the three months ended March 31, 2007 and 2006, the Company issued approximately 0.1 million and 0.2 million of stock awards, respectively, to its employees at a weighted-average grant date fair value of $6.33 and $5.65 per stock award, respectively.

Stock compensation expense recognized under FAS 123 (R) for the Company’s stock-based compensation plans for the three months ended March 31, 2007 and 2006 was approximately $0.1 million and $0.2 million for stock options, respectively, and $0.6 million and $0.4 million for stock awards, respectively.

NOTE 14—EARNINGS PER SHARE

Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2007	2006
Basic and Diluted loss per share:
Net loss	$(12.3)	$(4.8)
Basic and Diluted weighted average shares outstanding	86.7	85.6
Basic and Diluted loss per share	$(0.14)	$(0.06)

Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company’s net loss in both of the three-month periods ended March 31, 2007 and 2006, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14—EARNINGS PER SHARE (Continued)

Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 1.5 million and 1.9 million which were outstanding during the three-month periods ended March 31, 2007 and 2006, respectively, would have been dilutive.

The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock during the three-month periods ended March 31, 2007 and 2006 were 4.6 million and 5.2 million, respectively.

NOTE 15—RELATED PARTIES

SF Holding Corp., an affiliate of both PWER Bridge, LLC, Stephens Insurance and Stephens Inc., is the Company’s largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to the Company, although they provided no financial advisory services to the Company during the quarters ended March 31, 2007 and 2006. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the quarter ended March 31, 2007. No amounts were paid to Stephens Insurance during the quarter ended March 31, 2006. A former officer of Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on the Board of Directors of the Company. During the fourth quarter ended December 31, 2006, the Company borrowed $50.0 million from PWER Bridge, LLC to finance its acquisition of the Power Electronics Group of Magnetek, Inc. The Company recorded approximately $1.3 million of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter ended March 31, 2007. At March 31, 2007, the Company owed $51.3 million in principal and interest to PWER Bridge, LLC.

The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the balance sheet under the equity-method. The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters ended March 31, 2007 and 2006. The Company paid $2.1 million and $1.7 million for inventory purchased from the joint venture during the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Company owed the joint venture approximately $2.4 million.

One of the Board of Directors of the Company is the President of Benchmark Electronics, a contract manufacturer to whom the Company sells products. During the quarters ended March 31, 2007 and 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $0.3 million and $0.4 million, respectively. At March 31, 2007, the Company was owed $0.3 million by Benchmark Electronics.

The Company spent approximately $0.2 million and $0.1 million during the quarters ended March 31, 2007 and 2006, respectively, for lodging Company personnel in a Dominican Republic hotel in which the Company’s President and Chief Operating Officer owns a non-controlling minority interest of less than 10%.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, networking equipment, server/storage, computer, instrumentation, industrial, and other electronic equipment industries.

Our AC/DC power supplies are typically embedded in our customers’ products and convert alternating current (AC) to direct current (DC). Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers’ equipment. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold primarily to telecommunications and Internet service providers worldwide.

We have two main product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (including “brick” converters and Point-of-Load “POL” converters), alternative energy, and smart motor control products. Power systems products include DC power systems.

Our Silicon Power Solutions (“SPS”) group is strategically significant to the Company and is engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. SPS’ maXyz® product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One® digital power management architecture and our new Z-series product line, which included a digital controller. We began full production of these products near the end of the third quarter of 2004. C&D Technologies is a second-source licensing partner for these products. We have continued to strengthen our Z Alliance by announcing the addition of Atmel and Micrel to the partnership during 2006/2007 and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a significant change in architecture. In 2006, we introduced the second generation of Digital Power Managers, which can also control non-Power-One products on the customers’ printed circuit boards. In response to our new technology, certain of our competitors formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and on December 14, 2005 against Silicon Laboratories, Inc. for infringement of patents held by the Company related to this technology. The lawsuit against Silicon Laboratories, Inc. was settled in 2006 and the settlement included Silicon Laboratories, Inc. joining the Z Alliance and allowed for certain technological collaborations. The remaining lawsuit against Artesyn Technologies, Inc. seeks compensatory damages and a permanent injunction to prohibit them from making, using, selling or offering to sell infringing products. The jury trial in this lawsuit is scheduled for August 2007.

In October 2006 we completed the acquisition of the Power Electronics Group subsidiary of Magnetek, Inc. for approximately $69.2 million plus the assumption of approximately $27.8 million in debt. We financed this acquisition with cash on hand of $19.2 million and the proceeds of a $50.0 million promissory note. The promissory note is due and payable on April 23, 2008 but may be prepaid without penalty or premium at any time. Interest on the outstanding principal balances of the Note accrues at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. On the anniversary date of the Note, a 1% maintenance fee will accrue on the outstanding principal balance at that date. The Power Electronics Group is primarily engaged in the design, manufacture and sale of custom AC/DC products to original equipment manufacturers (OEMs) and provides us with enhanced capability in the custom

AC/DC power supply market, a talented workforce of design engineers located in Europe, and an established low-cost manufacturing facility in China, all of which we expect will enable us to reduce our overall component and manufacturing costs and broaden our product line and product capabilities. Due to the mix of custom products produced by the Power Electronics Group for higher volume applications, they tend to generate lower gross margins than we have traditionally experienced.

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

Restructuring Costs—We record restructuring charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity’s commitment to an exit plan. We record restructuring charges related to business combinations in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination.” Restructuring costs were related to the downsizing of operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management’s judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

Income Tax—We provide for the effect of income taxes in our Consolidated Condensed Financial Statements in accordance with SFAS, No. 109, “Accounting for Income Taxes” and of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. For each income tax position that meets the more likely than not recognition threshold, we assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. We record a deferred income tax asset in jurisdictions where the Company generates a loss. We also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109, when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Our judgments, assumptions and estimates relating to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax laws or our interpretation of tax laws, and developments in current and future tax audits, could significantly impact the amounts provided for income taxes in our results of operations, financial position or cash flows. Our assumptions, judgments and estimates relating to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income from potential sources, including tax planning strategies that would, if necessary, be implemented to prevent a loss carryforward or tax credit carryforward from expiring unused. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially affecting our consolidated condensed financial position or results of operations.

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

Business Combinations—We account for our acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; estimates of rates of return; royalty rates; and determination of appropriate discount rates. These assumptions are generally made based on available historical information. Identifiable intangible assets with finite lives are amortized over their useful lives.

Recent Pronouncements and Accounting Changes—On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in the consolidated condensed financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, we recognized a $2.2 million increase tax reserves, which was accounted for as a reduction in the retained earnings balance as of January 1, 2007.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and have not determined whether it will have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. We are assessing SFAS No. 157 and have not determined the impact the adoption of SFAS No. 157 will have on our results of operations or financial position.

Results of Operations

Net Sales.   Net sales increased $59.4 million, or 92%, to $124.0 million for the quarter ended March 31, 2007 from $64.6 million for the quarter ended March 31, 2006. The increase in sales was attributable to our acquisition of the Power Electronics Group in October 2006, as well as organic volume growth in our power systems product line. The Power Electronics Group accounted for $55.7 million of the net sales for the quarter ended March 31, 2007.

Net sales for our two product lines are as follows, in millions:

	Three Months Ended March 31,
	2007		2006
Embedded products	$102.1	82%	$47.2	73%
Power systems	21.9	18%	17.4	27%
Total	$124.0	100%	$64.6	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended March 31,
	2007		2006
OEMs	$98.6	79%	$42.9	66%
Distributors	19.4	16%	18.0	28%
Service providers	6.0	5%	3.7	6%
Total	$124.0	100%	$64.6	100%

During the quarter ended March 31, 2007 no customer exceeded 10% of net sales. Cisco Systems and its contract manufacturers collectively were the only customer to exceed 10% of net sales in the quarter ended March 31, 2006, with $8.1 million, or 13% of net sales.

Because of the acquisition of the Power Electronics Group during 2006, we have redefined our end-markets and reclassified certain customers. Net sales for the quarters ended March 31, 2007 and 2006 by end-markets under this new classification were as follows:

	Three Months Ended March 31,
	2007	2006
Communications	48%	60%
Instrumentation and Industrial	23%	30%
Server, Storage and Computer	15%	4%
Other	14%	6%
Total	100%	100%

The Company’s combined quarter-end 180-day and 90-day backlog were as follows, in millions :

	March 31, 2007	December 31, 2006
Combined 180-day backlog	$102.9	$98.9
Combined 90-day backlog	$84.3	$89.1

We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue both because we do not maintain long-term contracts with our customers so they are free to cancel or modify their orders and also because a significant portion of our revenues is derived from “turns” business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period.) Since the Power Electronics Group is primarily engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times are longer and orders are booked earlier than they would be for standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory (“VMI”) programs during the quarter ended March 31, 2007. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on their forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher “turns” business, lower backlog, and higher finished goods inventory.

Gross Profit.   Gross profit for the quarter ended March 31, 2007 was $23.9 million compared with a gross profit of $20.2 million in the comparable period in 2006. As a percentage of net sales, gross margin decreased to 19.3% for the first quarter of 2007 from a gross margin of 31.3% for the same period in 2006. Several factors contributed to the lower gross margin during the quarter ended March 31, 2007. First, our gross margin during the first quarter ended March 31, 2007 was negatively impacted by 6 percentage points related to a change in our product mix between comparable periods. There was a shift in sales in our traditional product group toward lower margin products in the quarter ended March 31, 2007. Additionally, sales of power systems products increased by approximately $4.5 million, while sales of traditional embedded products decreased by approximately $0.8 million during the quarter ended March 31, 2007 from sales during the quarter ended March 31, 2006, which negatively impacted our margin as the power systems products traditionally carry lower gross margins than our embedded products. Secondly, with the acquisition of the Power Electronics Group, we experienced a decrease of 4 points in our gross margin as the products sold by the Power Electronics Group carry a lower margin than products traditionally sold by Power-One. Thirdly, we incurred significant unplanned expediting charges for motor control customers which accounted for a decrease of 1 point in our gross margin for the quarter ended March 31, 2007. Lastly, we incurred costs related to inefficiencies in connection with the integration of the Power Electronics Group into our existing structure, which we expect to see going forward, although to a lesser degree as issues are resolved. We also recorded approximately $1.2 million in costs of goods sold related to the write-off of inventory and other related inventory adjustments during the first quarter ended March 31, 2007, compared to $0.8 million of inventory related charges recorded during the first quarter ended March 31, 2006.

Selling, General and Administrative Expense.   Selling, general and administrative expense increased $5.4 million, or 36%, to $20.5 million for the quarter ended March 31, 2007 from $15.1 million for the same period in 2006. As a percentage of net sales, selling, general and administrative expense was 17% and 23% for the quarters ended March 31, 2007 and 2006, respectively.

Selling expense increased $2.7 million, or 43%, to $9.0 million for the quarter ended March 31, 2007 from $6.3 million for the same period in 2006. An increase of $2.0 million in selling expense related to costs incurred by the Power Electronics Group during the quarter ended March 31, 2007. The remaining increase in selling expenses during the quarter ended March 31, 2007 was attributable to increased marketing and advertising expenses related to product support as well as increased headcount.

Administrative expense increased $2.7 million, or 31%, to $11.5 million for the quarter ended March 31, 2007 from $8.8 million for the same period in 2006. The Power Electronics Group incurred approximately $1.9 million of administrative expenses during the quarter ended March 31, 2007. We also spent an additional $0.7 million during the quarter ended March 31 2007 compared with the same period in 2006 related to legal expenses in our patent infringement litigation against Artesyn Technologies, Inc.

Engineering and Quality Assurance Expense.   Engineering and quality assurance expense increased by $3.8 million, or 42%, to $12.6 million for the quarter ended March 31, 2007 from $8.8 million in the comparable period in 2006. As a percentage of net sales, engineering and quality assurance expense decreased to 10% for the quarter ended March 31, 2007 from 14% for the same period in 2006.

Engineering expense increased $2.5 million, or 35%, to $9.7 for the quarter ended March 31, 2007 from $7.2 million for the same period in 2006. $1.9 million of the increase relates to expenses incurred by the Power Electronics Group during the quarter ended March 31, 2007, and approximately $0.7 million of the increase was attributable to an increase in engineering headcount and related expenses incurred to support an increase in new product development activities.

Quality assurance expense increased $1.3 million, or 76%, to $2.9 million for the quarter ended March 31, 2007 from $1.6 million for the same period in 2006. The increase in quality assurance expense was primarily due to $0.9 million of expenses incurred by the Power Electronics Group during the quarter ended March 31, 2007.

Amortization of Intangible Assets.   Amortization of intangible assets increased to $1.4 million for the quarter ended March 31, 2007 compared with $0.7 million for the same quarter in 2006. The increase was primarily due to amortization of intangibles resulting from the acquisition of the Power Electronics Group late in 2006.

Loss from Operations.   As a result of the items above, loss from operations was $10.6 million for the quarter ended March 31, 2007 compared with an operating loss of $4.3 million for the same period in 2006.

Interest Income (Expense), Net.   Net interest expense was $1.3 million for the quarter ended March 31, 2007, compared with net interest income of $0.5 million for the same period in 2006. The net interest expense recorded during the three months ended March 31, 2007 related to $50.0 million in term debt, carrying an interest rate of 10%, borrowed to finance the acquisition of the Power Electronics Group in October 2006, along with interest related to credit facilities and long-term debt obligations at the newly acquired entity. Net interest income recorded during the first quarter ended March 31, 2006 related to interest earned on held-to-maturity and available for sale investments. We sold a large portion of these investments during the third quarter of 2006 to fund a portion of the acquisition of the Power Electronics Group.

Other Income (Expense), Net.   Net other income was $0.3 million for the quarter ended March 31, 2007, compared with net other income of $0.1 million for the same period in 2006.

Provision for Income Taxes.   The provision for income taxes was $0.8 million for the quarter ended March 31, 2007 compared with $1.1 million recorded in the same period in 2006. The income tax provision was primarily generated by our profitable European locations.

Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS No. 109 when, in management’s judgment, the deferred tax assets may not be realized in the immediate future. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no net operating loss (NOL) carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $4.8 million, or 14%, to $29.6 million at March 31, 2007 from $34.4 million at December 31, 2006. Our primary uses of cash in the first three months of 2007 consisted of $7.6 million for operating activities and $2.2 million for the acquisition of property and equipment. Our primary sources of cash in the first three months of 2007 consisted of $3.0 million related to proceeds from borrowings on our bank credit facilities net of repayments on our long-term debt, bank overdraft and notes payable, $1.8 million of cash received from Magnetek Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group and $0.6 million from the issuance of common stock primarily related to stock option exercises.

Cash used in operating activities of $7.6 million included a decrease in accounts payable, accounts receivable, net, inventories, and accrued expenses of $5.6 million, $4.3 million, $2.0 million and $1.0 million, respectively. In addition, cash used in operating activities included $1.3 million for cash paid for interest and $0.4 million of cash payments related to the Company’s restructuring programs.

We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $38.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 31, 2007, the total outstanding balance on all credit facilities was $30.2 million at a weighted average interest rate of 5.4%, and $2.1 million was committed to guarantee letters of credit. After consideration of these commitments, $6.5 million of additional borrowing capacity was available to us as of March 31, 2007. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time the newly acquired subsidiary has not been in compliance with its debt covenants and was not in compliance with financial covenants requiring a minimum EBITDA as a percentage of net revenue and maximum percentage of debt to equity at March 31, 2007. The $6.9 million outstanding balance under this credit agreement, as well as a $0.5 million long-term note payable through 2008 at a 5.6% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities since we have not sought a waiver and we therefore consider this debt callable by the bank at any time. We do not expect there to be a material adverse impact on our liquidity position related to this debt.

At March 31, 2007, we were in compliance with all other debt covenants. At March 31, 2006, we had no outstanding balance on any credit facility and were in compliance with all debt covenants.

At March 31, 2007, we also owed $51.3 million in principal and interest to PWER Bridge, LLC under a promissory note that we issued in connection with our acquisition of the Power Electronics Group. The Note is due and payable on April 23, 2008 but may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note accrues at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. In October 23, 2007, on the first anniversary date of the Note, a 1% maintenance fee will accrue on the outstanding principal balance.

Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at March 31, 2007, were $4.0 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

At December 31, 2006, amounts outstanding on the Company’s long-term borrowing arrangements were $54.3 million.

We currently anticipate that our total capital expenditures for 2007 will be in the range of $12 to $14 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Operating Leases.   We enter into operating leases where and when the economic climate is favorable. The liquidity impact of operating leases generally is not material.

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

Related Parties.   SF Holding Corp., an affiliate of both PWER Bridge, LLC, Stephens Insurance and Stephens Inc., is our largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to us, although they provided no financial advisory services to us during the quarters ended March 31, 2007 and 2006. We paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the quarter ended March 31, 2007. No amounts were paid to Stephens Insurance during the quarter ended March 31, 2006. A former officer of Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on our Board of Directors. During the fourth quarter ended December 31, 2006, we borrowed $50.0 million from PWER Bridge, LLC to finance our acquisition of the Power Electronics Group of Magnetek, Inc. During the quarter ended March 31, 2007, we paid approximately $1.0 million related to interest to PWER Bridge, LLC. At March 31, 2007, we owed $51.3 million in principle and interest to PWER Bridge, LLC.

We maintain minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on our balance sheet under the equity-method. The joint venture may purchase raw components and other goods from us and may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to us, we record no revenue. We also have significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to us. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarter ended March 31, 2007 and 2006. We paid $2.1 million and $1.7 million for inventory purchased from the joint venture during the quarters ended March 31, 2007 and 2006, respectively. At March 31, 2007, we owed the joint venture approximately $2.4 million.

One of our Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom we sell products. During the quarters ended March 31, 2007 and 2006, we recognized revenue on sales to Benchmark Electronics in the amounts of approximately $0.3 million and $0.4 million, respectively. At March 31, 2007, Benchmark Electronics owed us approximately $0.3 million.

We spent approximately $0.2 million and $0.1 million during the quarters ended March 31, 2007 and 2006, respectively, for lodging Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer owns a non-controlling minority interest of less than 10%.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to lease obligations, non-cancelable open purchase orders and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Non-Cancelable Purchase Orders	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2007	$3.6	$2.8	$1.6	$7.8	$15.8
2008	4.0	—	51.8	3.8	59.6
2009	3.1	—	0.2	—	3.3
2010	2.6	—	0.2	—	2.8
2011	1.7	—	0.2	—	1.9
2012 and thereafter	2.9	—	—	—	2.9
Total	$17.9	$2.8	$54.0	$11.6	$86.3

(1)          Approximately $4.9 million of the operating lease commitments above were reserved for in the restructuring charge accrual as of March 31, 2007.

(2)          We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

For the year ended December 31, 2007, our calculation of estimated interest payments includes $1.1 million of interest payments contractually due between 2008 and 2013 related to a $6.9 million credit agreement, payable through 2013, and $0.5 million term loan, payable through 2008, that were reclassified from long term debt to current liabilities at March 31, 2007 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

At March 31, 2007, the Company also has recorded a tax liability of $3.0 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments.

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

The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at March 31, 2007 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 21.5)	$28.8	$—	$—	$—	$—	$—	$28.8	$28.8
Average Interest Rate	5.5%						5.5%
Variable Rate (CHF 1.7)	$1.4	$—	$—	$—	$—	$—	$1.4	$1.4
Average Interest Rate	3.5%						3.5%
Notes Payable:
Variable Rate (EUR 0.4)	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5
Average Interest Rate	5.6%						5.6%
Long-term Debt:
Fixed Rate (USD)	$—	$50.0	$—	$—	$—	$—	$50.0	$50.0
Average Interest Rate		10.7%					10.7%
Fixed Rate (EUR 1.6)	$0.8	$0.7	$0.2	$0.2	$0.2	$—	$2.1	$2.1
Average Interest Rate	3.7%	2.0%	2.0%	2.0%	2.0%		2.7%
Variable Rate (EUR 1.4)	$0.8	$1.1	$—	$—	$—	$—	$1.9	$1.9
Average Interest Rate	4.7%	4.7%					4.7%

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 31, 2007, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of March 31, 2007, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with the our business.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation of and conclusion on the effectiveness of internal control over financial reporting excludes the Power Electronics Group of Magnetek, Inc., acquired by us on October 23, 2006. The Power Electronics Group of Magnetek, Inc. contributed approximately 45% of our total net sales for the quarter ended March 31, 2007 and constituted approximately 42% of our total assets at March 31, 2007.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “forecast,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “continue,” “will,” “may,” “can,” “looking,” “believe” and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results are dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions. Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers’ needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company’s cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company’s manufacturing processes; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights, most particularly relating to our SPS division products and technologies; the ability to integrate the Power Electronics Group into our existing operations and the distraction of management as a result of the integration and restructuring associated with that acquisition and other acquisitions; the costs related to that acquisition and other acquisitions; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 6—Exhibits

(a) Exhibits

3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)           Previously filed as an exhibit to the Registration Statement on Form S-1, as amended, of Power-One, Inc. filed on September 12, 1997.

(b)          Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000.

(c)           Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005.

(d)          Previously filed as an exhibit to the Current Report on Form 8-K dated and filed on February 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007	POWER-ONE, INC.
	By:	/s/ JEFFERY J. KYLE
Vice President—Finance, Treasurer and
Chief Financial Officer
(Principal Financial Officer)