Form 10-Q
period 2007-07-01
POWER ONE INC
filed 2007-08-10
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2007

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

As of August 3, 2007, 87,162,502 shares of the Registrant’s $0.001 par value common stock were outstanding.

POWER-ONE, INC.

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET SALES	$123,771	$78,630	$247,792	$143,210
COST OF GOODS SOLD	98,021	52,289	198,125	96,647
GROSS PROFIT	25,750	26,341	49,667	46,563
EXPENSES:
Selling, general and administrative	18,931	15,246	39,445	30,324
Engineering and quality assurance	12,552	9,382	25,113	18,211
Amortization of intangible assets	972	794	2,381	1,519
Restructuring costs	2,018	—	2,018	(61)
Asset impairment	734	—	734	—
Total expenses	35,207	25,422	69,691	49,993
INCOME (LOSS) FROM OPERATIONS	(9,457)	919	(20,024)	(3,430)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	271	615	671	1,248
Interest expense	(1,764)	(70)	(3,417)	(154)
Other income (expense), net	539	(945)	832	(828)
Total interest and other income (expense), net	(954)	(400)	(1,914)	266
INCOME (LOSS) BEFORE INCOME TAX	(10,411)	519	(21,938)	(3,164)
PROVISION (BENEFIT) FOR INCOME TAXES	665	(2,629)	1,448	(1,502)
NET INCOME (LOSS)	$(11,076)	$3,148	$(23,386)	$(1,662)
BASIC EARNINGS (LOSS) PER SHARE	$(0.13)	$0.04	$(0.27)	$(0.02)

DILUTED EARNINGS (LOSS) PER SHARE	$(0.13)	$0.04	$(0.27)	$(0.02)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	86,989	86,124	86,855	85,841
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	86,989	88,152	86,855	85,841

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,643	$34,422
Available for sale investments	9,986	11,365
Accounts receivable:
Trade, less allowance for doubtful accounts: $5,269 at June 30, 2007; $6,891 at December 31, 2006	118,576	122,533
Other	4,468	7,208
Inventories	112,766	111,893
Prepaid expenses and other current assets	13,086	12,971
Total current assets	292,525	300,392
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $69,919 at June 30, 2007; $61,906 at December 31, 2006	64,488	66,831
GOODWILL, net	54,757	53,177
OTHER INTANGIBLE ASSETS, net	24,355	26,850
OTHER ASSETS	3,001	2,021
TOTAL	$439,126	$449,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$27,671	$26,349
Accounts payable	98,837	91,572
Restructuring reserve	10,634	10,272
Long-term debt, current portion	1,771	1,925
Indebtedness to related parties, including accrued interest: $1,709 at June 30, 2007	51,709	—
Other accrued expenses	25,027	26,119
Total current liabilities	215,649	156,237
INDEBTEDNESS TO RELATED PARTIES	—	50,000
LONG-TERM DEBT	1,531	2,363
OTHER LIABILITIES	20,529	17,443
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,161 and 86,594 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	87	87
Additional paid-in capital	613,262	611,300
Accumulated other comprehensive income	31,312	29,536
Accumulated deficit	(443,244)	(417,695)
Total stockholders’ equity	201,417	223,228
TOTAL	$439,126	$449,271

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,386)	$(1,662)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,582	6,195
Asset impairment charge	734	—
Stock compensation	1,360	1,253
Exchange gain (loss)	(89)	305
Deferred income taxes	81	(1,275)
Net loss on disposal of property and equipment	39	9
Changes in operating assets and liabilities:
Accounts receivable, net	6,282	(8,224)
Inventories	(105)	(17,147)
Prepaid expenses and other current assets	151	1,022
Accounts payable	5,394	14,383
Other accrued expenses	56	(5,945)
Restructuring reserve	143	(798)
Other liabilities	1,002	68
Net cash provided by (used in) operating activities	2,244	(11,816)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(88)	(86)
Proceeds from available-for-sale investments	1,488	—
Purchases of held to maturity investments	—	(8,247)
Proceeds from held to maturity investments	—	9,996
Acquisition of property & equipment	(4,405)	(1,875)
Proceeds from sale of property and equipment	21	4
Other assets	30	80
Investment in Power Electronics Group, net of purchase price adjustment	1,386	—
Net cash used in investing activities	(1,568)	(128)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities, net	913	—
Repayments of borrowings on notes payable	(210)	—
Bank overdraft	(628)	—
Repayments of borrowings on long-term debt	(1,072)	—
Issuance of common stock	544	2,032
Repurchases of common stock	—	(1,004)
Net cash provided by (used in) financing activities	(453)	1,028
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,002)	500
DECREASE IN CASH AND CASH EQUIVALENTS	(779)	(10,416)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,422	37,101
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,643	$26,685
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,294	$3
Income taxes	$775	$2,593

See notes to consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”). The aggregate purchase price for the equity was approximately $69.4 million, consisting of $66.1 million in cash and $3.3 million in direct acquisition costs. The purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company.

During the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. At December 31, 2006, the $1.8 million was recorded as an other receivable on the Company’s consolidated balance sheet and reduced the Company’s investment in the Power Electronics Group as presented in the consolidated statement of cash flows for the year ended December 31, 2006. Additionally, the company incurred $0.4 million of acquisition costs during the six months ended June 30, 2007 for a net cash inflow of $1.4 million in the first six months of 2007.

In conjunction with the acquisition, liabilities were assumed as follows (in millions):

Fair value of tangible assets acquired	$130.8
Fair value of goodwill	22.1
Fair value of identifiable intangibles	10.6
Cash paid for Power Electronics Group	(69.4)
Liabilities assumed	$94.1

At June 30, 2007, $1.6 million of property and equipment had been purchased but not yet paid for.

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
NET INCOME (LOSS)	$(11,076)	$3,148	$(23,386)	$(1,662)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	(19)	(85)	464	7
Foreign currency translation adjustment	280	3,807	1,312	4,572
COMPREHENSIVE INCOME (LOSS)	$(10,815)	$6,870	$(21,610)	$2,917

See notes to consolidated condensed financial statements.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty reserves, taxes, stock award forfeitures and contingencies. Actual results and outcomes may differ from management’s estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company’s reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and six- month periods ended July 1, 2007 and July 2, 2006 as June 30, 2007 and 2006, respectively. The three- and six- month periods ended June 30, 2007 and 2006 were 13-week and 26-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

Accounting for Income Taxes—On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company has also applied FSP FIN 48-1, “Definition of Settlement in FASB Interpretation 48,” to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. Upon adoption of FIN 48, the Company recorded adjustments to tax liabilities

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

that resulted in a net $2.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to retained earnings as of January 1, 2007.

After considering the impact of adopting FIN 48, the Company had a $3.0 million reserve for uncertain income tax positions classified in other liabilities on the consolidated condensed balance sheet as of January 1, 2007. As of June 30, 2007, the Company had a reserve of approximately $3.1 million related to uncertain tax positions recorded in its consolidated condensed balance sheet. Movement in the reserve balance during the six months ended June 30, 2007 was a result of interest accruals. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to June 30, 2008, however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

The income tax reserves as of January 1, 2007 and as of June 30, 2007  included accruals for interest and penalties of approximately $1.0 million and $0.9 million, respectively. During the three and six months ended June 30, 2007, the Company recorded approximately $0.1 million related to interest on the unrecognized tax benefits. The Company’s policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before January 1, 1995.

Income taxes are provided in foreign locations where the Company is profitable.

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

NOTE 3—ACQUISITIONS

On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the “Power Electronics Group”). The preliminary aggregate purchase price for the equity was approximately $69.4 million, consisting of $66.1 million in cash and $3.3 million in direct acquisition costs.

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also assumed $27.8 million in debt of the Power Electronics Group. The preliminary purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the Power Electronics Group have been included in the Company’s consolidated condensed financial statements since the date of the acquisition. The purchase price allocation is preliminary and may be impacted by the finalization of the Company’s restructuring plan, the valuation of the intangible assets acquired, and other items related to the acquisition.

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

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Net Sales, in millions	$125.6	$228.4
Net Loss, in millions	$(23.5)	$(32.9)
Basic and diluted loss per share	$(0.27)	$(0.38)

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

The following table summarizes the Company’s fixed income investments (in millions):

	June 30, 2007
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$4.5	$(0.1)	$4.4
Other fixed income investments	5.6	—	5.6
	$10.1	$(0.1)	$10.0

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	December 31, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$6.0	$(0.1)	$5.9
Other fixed income investments	5.5	—	5.5
	$11.5	$(0.1)	$11.4

The fair value of the Company’s fixed income available-for-sale investments at June 30, 2007 by contractual maturity, is shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$6.1	$6.1
Due in 1-2 years	2.0	2.0
Due in 2-5 years	2.0	1.9
	$10.1	$10.0

The Company also has an equity investment in one of its publicly-held Asian contract manufacturers. The investment is classified as available-for-sale and is included at its fair value in other assets on the Company’s consolidated condensed balance sheets. During the six months ended June 30, 2007 and 2006, the Company recorded an unrealized gain on these investments of approximately $0.6 million and an unrealized loss of less than $0.1 million, respectively. During the quarter ended June 30, 2007 and 2006, the Company recorded an unrealized loss of less than $0.1 million and approximately $0.1 million, respectively.

The Company also has equity investments in privately-held companies that are recorded using the cost method. These investments are included in other assets on the Company’s consolidated condensed balance sheets. The carrying value of these investments was $0.3 million at June 30, 2007 and December 31, 2006.

NOTE 5—INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2007	December 31, 2006
Raw materials	$66.0	$67.3
Subassemblies-in-process	16.8	14.2
Finished goods	30.0	30.4
	$112.8	$111.9

The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written down. The Company recorded approximately $1.9 million and $0.8 million in costs of goods sold related to the write down of

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

inventory during the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007, the Company recorded approximately $0.7 million in costs of goods sold related to the write down of inventory No amounts related to inventory were written down during the three months ended June 30, 2006.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following (in millions):

	June 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$54.8	$—	$54.8
Trade name	11.4	—	11.4
Subtotal	66.2	—	66.2
Amortizable intangibles
Product technology	18.7	14.6	4.1	9
Customer relationships	10.0	4.5	5.5	8
Other	6.8	3.5	3.3	17
Subtotal	35.5	22.6	12.9	10
Total	$101.7	$22.6	$79.1

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$53.2	$—	$53.2
Trade name	11.4	—	11.4
Subtotal	64.6	—	64.6
Amortizable intangibles
Product technology	18.6	13.3	5.3	9
Customer relationships	10.0	3.8	6.2	8
Other	8.1	4.2	3.9	14
Subtotal	36.7	21.3	15.4	10
Total	$101.3	$21.3	$80.0

In October 2006, the Company completed its acquisition of the Power Electronics Group, which was accounted for using the purchase method of accounting. The preliminary purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the preliminary purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill in the amount of $20.5 million in the year ended December 31, 2006, none of which is expected to be deductible for tax purposes nor for accounting purposes unless there is an impairment in value. Other identifiable amortizable intangible assets in the amount of $10.6 million are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life).

During the six months ended June 30, 2007, the Company increased goodwill $1.6 million to $22.1 million primarily related to additional acquisition costs, valuation of assets acquired, and restructuring costs recorded in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”. The purchase price allocation continues to be preliminary and may be further impacted by the finalization of the Company’s restructuring plan, the valuation of the intangible assets acquired, and other items that may arise during 2007 related to the acquisition.

Total amortization expense for the six months ended June 30, 2007 and 2006 was $2.5 million, and $1.5 million, respectively. Of the $2.5 million of expense recorded during the six months ended June 30, 2007, approximately $2.4 million was recorded as amortization of intangibles and approximately $0.1 million recorded as cost of goods sold. Total amortization expense for the three months ended June 30, 2007 and 2006 was $1.0 million, and $0.8 million, respectively. Of the $1.0 million of expense recorded during the three months ended June 30, 2007, approximately $1.0 million was recorded as amortization of intangibles and less than $0.1 million recorded as cost of goods sold.

Estimated amortization expense related to amortizable intangibles for 2007 through 2011 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2007 (six months)	$2.1
2008	2.5
2009	1.7
2010	1.6
2011	1.5
Total	$9.4

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 is as follows (in millions):

June 30,
2007
Beginning balance	$53.2
Increase in goodwill related to acquisition	1.6
Ending balance	$54.8

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $34.4 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 30, 2007, the total outstanding balance on all credit facilities was $27.2 million at a weighted average interest rate of 5.6%, and $2.0 million was committed to guarantee letters of credit. After consideration of these commitments, $5.2 million of

POWER-ONE, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

additional borrowing capacity was available to the Company as of June 30, 2007. Some credit agreements require the Company’s subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

At June 30, 2007, $25.8 million of the total $27.2 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $19.0 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 5.8% at June 30, 2007.

In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary’s land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million ,with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $6.8 million at June 30, 2007 and bore interest at the EURIBOR plus one and one-half percent (5.3% at June 30, 2007). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At June 30, 2007, this subsidiary was not in compliance with these financial covenants. The $6.8 million outstanding balance under this credit agreement, as well as a $0.5 million long- term note payable through 2008 at a 5.6% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

The remaining $1.4 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bears interest of 3.5% at June 30, 2007. The credit agreement requires the Company’s subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 8—OTHER ACCRUED EXPENSES

Other accrued expenses consist of the following (in millions):

	June 30, 2007	December 31, 2006
Accrued payroll and related expenses	$10.4	$7.9
Income tax payable	2.4	2.5
Accrued warranties	2.7	2.0
Accrued bonuses	1.7	2.4
Other accrued expenses	7.8	11.3
	$25.0	$26.1

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—WARRANTIES

The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the six months ended June 30, 2007 and 2006 is presented below, in millions:

	Six Months Ended June 30,
	2007	2006
Balance, beginning of period	$2.0	$2.0
Charges and costs accrued	2.2	1.0
Adjustments related to pre-existing warranties (including changes in estimates)	—	(0.4)
Less repair costs incurred	(1.5)	(1.3)
Changes due to foreign currency	—	0.1
Balance, end of period	$2.7	$1.4

NOTE 10—RESTRUCTURING COSTS

During the first six months of 2007, the Company announced a restructuring plan which was accounted for in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.”  The Company recorded pre-tax charges of $2.0 million for restructuring costs and $0.7 million in asset impairment costs during the three and six months ended June 30, 2007 related to the restructuring of its worldwide operations.

Restructuring Costs

The restructuring charge for the three and six months ended June 30, 2007 is comprised of the following:

Worldwide workforce reduction	$1.0
Facilities closure	0.8
Other costs	0.2
$2.0

The restructuring charge of $2.0 million for the three and six months ended June 30, 2007 included a workforce reduction primarily in North America as well as in parts of Europe, and the charges were comprised of severance and related benefits for approximately 50 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The Company expects to pay the severance and related components of the restructuring reserve during the remainder of 2007. The facilities closure charge contains continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2014. All restructuring charges are expected to be settled with cash. No restructuring charges were recorded during the three and six months ended June 30, 2006.

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of the restructuring reserve activity during the six months ended June 30, 2007 is as follows:

	Worldwide Workforce Reduction	Facilities Closure	Other Costs	Total
Balance at December 31, 2006	$5.0	$5.2	$0.1	$10.3
Restructuring Charge	1.0	0.8	0.2	2.0
Acquisition related restructuring liability	0.2	—	—	0.2
Applications of reserve	(1.0)	(0.7)	(0.2)	(1.9)
Balance at June 30, 2007	$5.2	$5.3	$0.1	$10.6

In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company began to assess and formulate a restructuring plan to exit certain activities of the acquired business, which was accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” As a result of the purchase business combination, the Company recognized restructuring liabilities of approximately $6.2 million, as of the consummation date of the acquisition on October 23, 2006, related to the Company’s plan to exit certain activities of the acquired business. The Company has developed a plan to integrate and restructure the operations of the acquired business to more closely align them with those of the Company. The plan is expected to be finalized by October 23, 2007. The plan includes costs related to severance, facility lease costs and termination, and contract termination costs that will be incurred as a direct result of these integration and restructuring efforts. During the six months ended June 30, 2007, the Company recorded an additional liability of $0.2 million related to severance as an adjustment to the restructuring liability and goodwill. As part of this restructuring, the Company closed the U.S. facility of the acquired business and transferred production out of this facility and into one of the Company’s existing low cost facilities, thereby reducing the workforce in the U.S. by approximately 150 employees, during the six months ended June 30, 2007.

The restructuring liabilities related to facilities closure at June 30, 2007 include approximately $3.8 million continuing lease obligations incurred during 2005 upon consolidation of the Company’s North American facilities. This liability is expected to be paid over the life of the lease, which extends into 2011. All restructuring charges have been and will be settled with cash.

Asset Impairment Charges

During the three-and six-month periods ended June 30, 2007, the Company performed impairment reviews in accordance with SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2007 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $0.7 million for these assets for the three- and six-month periods ended June 30, 2007. These assets consisted of leasehold improvements for leased facilities whose operations are being closed or downsized; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges include cash components. No asset impairment charges were recorded during the three and six months ended June 30, 2006.

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11—LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	June 30, 2007	December 31, 2006
Promissory Note (related party indebtedness)	$50.0	$50.0
Installment notes ranging from 2% to 8%, due through 2011	3.3	4.3
Total long-term debt	53.3	54.3
Less current portion	51.8	1.9
Total long-term debt, less current portion	$1.5	$52.4

In connection with the acquisition of the Power Electronics Group in October, 2006, the Company entered into a Term Loan Agreement (the “Loan Agreement”) with PWER Bridge LLC, and issued a Promissory Note (the “Note”) to PWER Bridge LLC as of October 23, 2006 in the principal amount of $50 million. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter. On the first anniversary date of the Note, a loan maintenance fee of 1% of the outstanding principal balance will become due. The Loan Agreement contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met). PWER Bridge LLC is an affiliate of SF Holding Corp., which is the largest stockholder of the Company, and an affiliate of Stephens Inc. At June 30, 2007, the Company owed $51.7 million in principal and interest to PWER Bridge, LLC.

In addition, the Power Electronics Group has certain long-term notes payable through fiscal year 2011. Amounts outstanding at June 30, 2007, were $3.3 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.5%. The long-term notes payable agreements require the Company’s subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

At June 30, 2007 the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

Aggregate principal maturities on long-term debt outstanding at June 30, 2007 are as follows:

Year Ending December 31,
2007 (6 months)	$0.9
2008	51.8
2009	0.2
2010	0.2
2011	0.2
Thereafter	—
Total	$53.3

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12—CONTINGENCIES

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome and results of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. Costs incurred in relation to a given legal proceeding may be material in a given period.

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

Most recently, various pre-trial motions and procedural actions have been undertaken by both parties.  Artesyn Technologies sought dismissal of the action by summary judgment in favor of Artesyn Technologies. On July 30, 2007, the court ruled against Artesyn Technologies on all summary judgment motions, and ruled that the case will proceed to a jury trial.

By its own motion, the Company has sought to have Emerson Electric Co. and Astec America, Inc. added to the trial as additional named defendants.  Both Artesyn Technologies and Astec America, Inc. are wholly owned subsidiaries of Emerson Electric Co, and operate as part of and within Emerson Electric Co’s. Emerson Network Power business unit. Additionally, the Company filed motions with the court to add additional products of Astec America, Inc. to the trial.

In a related action, Astec America, Inc. filed an action on July 27, 2007 in the United States District Court, Central District of California against the Company (CV07- 04846JFW), in which Astec America, Inc. seeks a declaratory ruling from the court that certain products of Astec America, Inc. do not infringe the patents being asserted by the Company in the action against Artesyn Technologies in Texas, and that said patents are invalid. The complaint filed by Astec America, Inc. also alleges that the Company has improperly marked certain unspecified products of the Company per U.S. patent law. The Company believes that the allegations of improper marking are without merit. The Company further believes that the California action is directly related to, and should therefore be resolved as part of the matter now pending in Texas.

A trial by jury in the original action in Texas by the Company against Artesyn Technologies is currently scheduled for November 2007.

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

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

Effective January 1 2006, the Company adopted the FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the three- and six-month periods ended June 30, 2007 and 2006.

The Company has granted stock awards under its 1996 and 2004 stock incentive plans, which generally vest between one and four years from the date of grant. The following table presents the activity under the Company’s stock based compensation plans, in millions except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock awards granted	0.5	0.1	0.6	0.3
Weighted average grant date fair value of awards	$3.49	$7.05	$4.06	$6.12
Stock compensation expense related to stock awards	$0.6	$0.5	$1.3	$0.9
Stock compensation expense related to stock options	$0.1	$0.2	$0.1	$0.4

No stock options were granted by the Company during the three and six months ended June 30, 2007 and 2006.

NOTE 14—EARNINGS PER SHARE

Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(11.1)	$3.1	$(23.4)	$(1.7)
Weighted average outstanding shares—basic	87.0	86.1	86.9	85.8
Dilutive effect of stock options and awards	—	2.1	—	—
Weighted average outstanding shares—diluted	87.0	88.2	86.9	85.8
Basic earnings (loss) per share	$(0.13)	$0.04	$(0.27)	$(0.02)
Diluted earnings (loss) per share	$(0.13)	$0.04	$(0.27)	$(0.02)

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company’s net loss in the three-month period ended June 30, 2007 and in both of the six-month periods ended June 30, 2007 and 2006, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.5 million which were outstanding during the three-month period ended June 30, 2007, and 1.0 million and 1.9 million which were outstanding during the six-month periods ended June 30, 2007 and 2006, respectively, would have been dilutive.

The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company’s shares of common stock were 8.8 million and 4.8 million during the three-month periods ended June 30, 2007 and 2006, respectively, and 6.7 million and 5.0 million during the six-month periods ended June 30, 2007 and 2006, respectively.

NOTE 15—RELATED PARTIES

SF Holding Corp., an affiliate of both PWER Bridge, LLC, Stephens Insurance and Stephens Inc., is the Company’s largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to the Company, although they provided no financial advisory services to the Company during the six months ended June 30, 2007 and 2006. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the six month ended June 30, 2007. No amounts were paid to Stephens Insurance during the quarters ended June 30, 2007 and 2006 or the six months ended June 30, 2006. A former officer of Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on the Board of Directors of the Company. During the fourth quarter ended December 31, 2006, the Company borrowed $50.0 million from PWER Bridge, LLC to finance its acquisition of the Power Electronics Group of Magnetek, Inc. The Company recorded approximately $1.2 million and $2.5 million of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter and six months ended June 30, 2007, respectively. At June 30, 2007, the Company owed $51.7 million in principal and interest to PWER Bridge, LLC.

The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the balance sheet in other assets under the equity method. The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is

POWER-ONE, INC.,
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters or six months ended June 30, 2007 and 2006. The Company paid $1.8 million and $1.7 million for inventory purchased from the joint venture during the quarters ended June 30, 2007 and 2006, respectively. The Company paid $3.9 million and $3.4 million for inventory purchased from the joint venture during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company owed the joint venture approximately $2.8 million.

One member of the Board of Directors of the Company is the President of Benchmark Electronics, a contract manufacturer to whom the Company sells products. During the quarters ended June 30, 2007 and 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2007 and 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $0.8 million and $0.7 million, respectively. At June 30, 2007, the Company was owed $0.1 million by Benchmark Electronics.

The Company spent approximately $0.1 million and less than $0.1 million during the quarters ended June 30, 2007 and 2006, respectively, and approximately $0.2 million and $0.1 million during the six months ended June 30, 2007 and 2006, respectively, for lodging Company personnel in a Dominican Republic hotel in which the Company’s President and Chief Operating Officer owns a non-controlling minority interest of less than 10%.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters, inverters for alternative energy, intelligent motor controls, and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, networking equipment, server/storage, computer, instrumentation, industrial, and other electronic equipment industries.

Our AC/DC power supplies are typically embedded in our customers’ products and convert alternating current (AC) to direct current (DC). Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers’ equipment. Our inverters convert DC into AC for alternative energy. Our intelligent motor controls provide control for sophisticated and energy efficient appliances such as washers and dryers; Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold primarily to telecommunications OEMs and Internet service providers worldwide.

We have two main product lines, referred to as “embedded products” and “power systems.” Embedded products include AC/DC power supplies, DC/DC converters (including “brick” converters and Point-of-Load “POL” converters), alternative energy, and smart motor control products. Power systems products include DC power systems.

We are engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market, which products are strategically significant to the Company. Our maXyz® product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One® digital power management architecture and our new Z-series product line, which included a digital controller. We began full production of these products near the end of the third quarter of 2004. C&D Technologies is a second-source licensing partner for these products. We have continued to strengthen our Z-Alliance™ by announcing the addition of Atmel and Micrel to the partnership during 2006/2007 and by establishing a Z-Alliance™ website at www.Z-Alliance.org. During 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a significant change in architecture. In 2006, we introduced the second generation of Digital Power Managers, which can also control non-Power-One products on the customers’ printed circuit boards.

In response to our new technology, certain of our competitors formed a consortium in an attempt to develop competing technologies. We filed a lawsuit on September 30, 2005 against Artesyn Technologies, Inc. and on December 14, 2005 against Silicon Laboratories, Inc. for infringement of patents held by the Company related to this technology. The lawsuit against Silicon Laboratories, Inc. was settled in 2006 and the settlement included Silicon Laboratories, Inc. joining the Z-Alliance™ and allowed for certain technological collaborations. The remaining lawsuit against Artesyn Technologies, Inc. seeks compensatory damages and a permanent injunction to prohibit them from making, using, selling or offering to sell infringing products. Most recently, various pre-trial motions and procedural actions have been undertaken by both parties. Artesyn Technologies sought dismissal of the action by summary judgment in favor of Artesyn Technologies. On July 30, 2007, the court ruled against Artesyn Technologies on all summary judgment motions, and ruled that the case would proceed to a jury trial.

By its own motion, the Company has sought to have Emerson Electric Co. and Astec America, Inc. added to the trial as additional named defendants. Both Artesyn Technologies and Astec America, Inc. are wholly owned subsidiaries of Emerson Electric Co, and operate as part of and within Emerson Electric Co’s. Emerson Network Power business unit. Additionally, the Company filed motions with the court to add additional products of Astec America, Inc. to the trial.

Astec America, Inc. filed an action on July 27, 2007 in the United States District Court, Central District of California against the Company in which Astec America, Inc. seeks a declaratory ruling from the court that (i) certain products of Astec America, Inc. do not infringe the patents that are at issue in the action against Artesyn Technologies in Texas, and that (ii) said patents are invalid. The complaint filed by Astec America, Inc. also alleges that the Company has improperly marked certain unspecified products of the Company per U.S. patent law. The Company will seek to have the California action transferred to and made part of the matter now pending in Texas.

A trial by jury in the action in Texas by the Company against Artesyn Technologies is currently scheduled for November 2007.

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

In October 2006 we completed the acquisition of the Power Electronics Group of Magnetek, Inc. for approximately $69.4 million plus the assumption of approximately $27.8 million in debt. We financed this acquisition with cash on hand of $19.4 million and the proceeds of a $50.0 million promissory note. The promissory note is due and payable on April 23, 2008 but may be prepaid without penalty or premium at any time. Interest on the outstanding principal balances of the promissory note accrues at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. On the anniversary date of the promissory note, a 1% maintenance fee will accrue on the outstanding principal balance at that date. The Power Electronics Group is primarily engaged in the design, manufacture and sale of custom AC/DC products to original equipment manufacturers (OEMs) and provides us with enhanced capability in the custom AC/DC power supply market, a talented workforce of design engineers located in Europe, and an established low-cost manufacturing facility in China, all of which we expect will enable us to reduce our overall component and manufacturing costs and broaden our product line and product capabilities. Due to the mix of custom products produced by the Power Electronics Group for higher volume applications, they tend to generate lower gross margins than we have traditionally experienced. We have integrated a significant portion of the Power Electronics Group into our existing operations and will continue to integrate our worldwide operations.

We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to certain major customers and suppliers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

•       Reliance on overseas contract manufacturers that may not be able to manufacture and deliver products in the quantity, quality and timeline required; and

•       Additional time constraints on management associated with overseeing an increased number of operations that are geographically dispersed across Europe and Asia.

We are subject to local laws and regulations in various regions in which we operate, including the European Union (“EU”) and China. There are certain risks we face in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive (“RoHS”) and Waste Electrical and Electronic Equipment Directive (“WEEE”) that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives, however the authorities have the ability to review and challenge our compliance or to adopt new directives either of which could result in additional costs or additional excess and obsolete inventory. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we are also required to maintain and publish a detailed list of all chemical substances in our products. We believe that we have substantially complied with this directive and do not believe this directive poses a material risk to our business.

We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of smaller and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8th-brick, and this will eventually be replaced by a 1/16th-brick or even smaller product. Each successive product is smaller but has retained or expanded the functionality of its predecessor. In addition to the reduction in size, the dollar cost per watt is also reduced, which results in lower prices for the customer as well as lower cost for the manufacturer. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may negatively impact gross margins, and price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

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

We have a joint venture in Asia which, along with certain of our contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. We record revenue on sales to the joint venture and to contract manufacturers only when the components and goods are for sales to third parties. When the joint venture or contract manufacturers purchases components that will be assembled and sold back to us, no revenue is recorded because the earnings process has not been completed.

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

Income Tax—We provide for the effect of income taxes in our Consolidated Condensed Financial Statements in accordance with SFAS, No. 109, “Accounting for Income Taxes” and of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. For each income tax position that meets the more likely than not recognition threshold, we assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

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

Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management’s best assumptions regarding projected usage of each component, sub-assembly and finished product, which are subject to dynamic changes in individual customer demand, product life cycles, and overall market demand.

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

Recent Pronouncements and Accounting Changes—On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income tax positions. This interpretation requires that we recognize in the consolidated condensed financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Upon adoption, we recognized a $2.2 million increase in tax reserves, which was accounted for as a reduction in the retained earnings balance as of January 1, 2007.

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

Results of Operations

Net Sales.   Net sales increased $104.6 million, or 73%, to $247.8 million for the six months ended June 30, 2007 from $143.2 million for the six months ended June 30, 2006. The increase in net sales for the six months ended June 30, 2007 was primarily attributable to our acquisition of the Power Electronics Group in October 2006. The Power Electronics Group contributed approximately $109 million of net sales while net sales of power systems products increased approximately $4 million and net sales of traditional embedded products decreased approximately $8 million.

Net sales increased $45.2 million, or 57%, to $123.8 million for the quarter ended June 30, 2007 from $78.6 million for the quarter ended June 30, 2006. The increase in net sales for the three months ended June 30, 2007 was primarily attributable to our acquisition of the Power Electronics Group in October 2006. The Power Electronics Group contributed approximately $53 million of net sales while net sales of power systems products and traditional embedded products decreased approximately $1 million and $7 million, respectively.

Net sales for our two product lines are as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Embedded products	$98.2	79%	$52.5	67%	$200.3	81%	$99.8	70%
Power systems	25.6	21%	26.1	33%	47.5	19%	43.4	30%
Total	$123.8	100%	$78.6	100%	$247.8	100%	$143.2	100%

Net sales by customer category were as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
OEMs	$94.2	76%	$52.1	66%	$192.8	78%	$95.1	67%
Distributors	22.3	18%	19.8	25%	41.7	17%	37.5	26%
Service providers	7.3	6%	6.7	9%	13.3	5%	10.6	7%
Total	$123.8	100%	$78.6	100%	$247.8	100%	$143.2	100%

During the three and six months ended June 30, 2007, no customer exceeded 10% of net sales. Cisco Systems, and its contract manufacturers collectively, was the only customer to exceed 10% of net sales in the three and six months ended June 30, 2006, with $9.8 million, or 13% of net sales and $18.0 million, or 13% of net sales, respectively.

Because of the acquisition of the Power Electronics Group during 2006, we have redefined our end-markets and reclassified certain customers. Net sales for the three and six months ended June 30, 2007 and 2006 by end-markets under this new classification were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Communications	49%	65%	49%	62%
Instrumentation and Industrial	23%	25%	23%	27%
Server, Storage and Computer	14%	5%	14%	5%
Other	14%	5%	14%	6%
Total	100%	100%	100%	100%

The Company’s combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	June 30, 2007	December 31, 2006
Combined 180-day backlog	$107.6	$98.9
Combined 90-day backlog	$91.8	$89.1

We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue both because we do not maintain long-term contracts with our customers so they are free to cancel or modify their orders and also because a significant portion of our revenues is derived from “turns” business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period.) Since the Power Electronics Group is primarily engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times are longer and orders are booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory (“VMI”) programs during the quarter ended June 30, 2007. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher “turns” business, lower backlog, and higher finished goods inventory.

Gross Profit.   Gross profit and gross profit margin for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross profit, in millions	$25.8	$26.3	$49.7	$46.6
Gross profit margin	20.8%	33.5%	20.0%	32.5%

Gross profit increased $3.1 million to $49.7 million for the six months ended June 30, 2007 from $46.6 million for the same period in 2006. As a percentage of net sales, gross profit decreased to 20.0% for the six months ended June 30, 2007 from a gross profit of 32.5% for the same period in 2006. The decrease in gross margin during the six months ended June 30, 2007 was primarily due to the following factors:

First, net sales of power systems products increased by approximately $4 million, while net sales of traditional embedded products decreased by approximately $8 million during the six months ended June 30, 2007 from the comparable period in 2006. Power systems products traditionally carry lower gross margins than our embedded products. This change in sales mix, as well as an overall decrease in the gross margin of our embedded products, negatively impacted our margin by approximately 7 points.

Second, with the acquisition of the Power Electronics Group, we experienced a decrease of approximately 3 points in our gross margin as the products sold by the Power Electronics Group carry a lower margin than products traditionally sold by Power-One.

Third, we incurred significant unplanned expediting charges for certain Power Electronics Group customers which accounted for a decrease of approximately 1 point in our cost of goods sold for the six months ended June 30, 2007.

Our gross margin for the six months ended June 30, 2007 included a charge of approximately $1.9 million related to the write-off of inventory, compared with approximately $0.8 million of inventory related charges recorded during the six months ended June 30, 2006. Also, we incurred costs related to inefficiencies in connection with the integration of the Power Electronics Group into our existing structure, which we expect to see throughout 2007, although to a lesser degree as issues are resolved.

Gross profit decreased $0.5 million to $25.8 million for the three months ended June 30, 2007 from $26.3 million for the same period in 2006. As a percentage of net sales, gross profit decreased to 20.8% for the three months ended June 30, 2007 from a gross profit of 33.5% for the same period in 2006. The decrease in gross margin during the quarter ended June 30, 2007 was primarily due to the following factors:

First, net sales of power systems products and net sales of traditional embedded products decreased approximately $1 million and $7 million, respectively. This change in sales mix, as well as an overall decrease in the gross margin of our embedded products, negatively impacted our margin by approximately 7 points.

Second, with the acquisition of the Power Electronics Group, we experienced a decrease of 3 points in our gross margin as the products sold by the Power Electronics Group carry a lower margin than products traditionally sold by Power-One.

Third, we recorded approximately $0.7 million in costs of goods sold related to the write-off of inventory during the three months ended June 30, 2007. No amounts related to inventory were written off during the three months ended June 30, 2006.

Selling, General and Administrative Expense.   As a percentage of net sales, selling, general and administrative expense decreased to 16% for the six months ended June 30, 2007 from 21% in the comparable period in 2006. Selling, general and administrative expense increased $9.1 million, or 30%, to $39.4 million for the six months ended June 30, 2007 from $30.3 million for the same period in 2006. As a percentage of net sales, selling, general and administrative expense decreased to 15% for the quarter ended June 30, 2007 from 19% for the same period in 2006. Selling, general and administrative expense increased $3.7 million, or 24%, to $18.9 million for the quarter ended June 30, 2007 from $15.2 million for the same period in 2006.

Selling expense increased $4.5 million, or 37%, to $17.0 million for the six months ended June 30, 2007 from $12.5 million for the same period in 2006. Selling expense increased $1.8 million, or 30%, to $8.0 million for the quarter ended June 30, 2007 from $6.2 million for the same period in 2006. The increase in selling expense was primarily attributable to the costs incurred by the Power Electronics Group during the quarter and six months ended June 30, 2007. The Company acquired the Power Electronics Group during the fourth quarter of 2006.

Administrative expense increased $4.6 million, or 26%, to $22.4 million for the six months ended June 30, 2007 from $17.8 million for the same period in 2006. Administrative expenses increased as a result of approximately $3.7 million costs incurred by the Power Electronics Group during the six months ended June 30, 2007. Administrative expenses also increased by approximately $1.6 million related to legal expenses in our patent infringement litigation against Artesyn Technologies, Inc during the six months ended June 30, 2007 compared with the same period in 2006. The offsetting decrease in administrative expense of approximately $1 million was a result of cost cutting measures implemented during the quarter ended June 30, 2007.

Administrative expense increased $1.9 million, or 20%, to $10.9 million for the quarter ended June 30, 2007 from $9.0 million for the same period in 2006. An increase of approximately $1.8 million related to administrative expenses incurred by Power Electronics Group during the quarter ended June 30, 2007. An increase of approximately $0.8 million in administrative expense during the quarter ended June 30, 2007 related to legal expenses in our patent infringement litigation against Artesyn Technologies, Inc compared with the same period in 2006. The offsetting decrease in administrative expense of approximately $1 million was a result of cost cutting measures implemented during the quarter ended June 30, 2007.

Engineering and Quality Assurance Expense.   As a percentage of net sales, engineering and quality assurance expense decreased to 10% for the six months ended June 30, 2007 from 13% for the same period in 2006. Engineering and quality assurance expense increased $6.9 million, or 38%, to $25.1 million from $18.2 million for the six-month period ended June 30, 2007 compared to the same period in 2006. As a percentage of net sales, engineering and quality assurance expense decreased to 10% for the quarter ended June 30, 2007 from 12% for the same period in 2006. Engineering and quality assurance expense increased by $3.2 million, or 34%, to $12.6 million for the quarter ended June 30, 2007 from $9.4 million in the comparable period in 2006.

Engineering expense increased $4.6 million, or 31%, to $19.5 million for the six months ended June 30, 2007 from $14.9 million for the same period in 2006. Engineering expense increased $2.2 million or 28% to $9.9 million for the quarter ended June 30, 2007 from $7.7 million for the same period in 2006. Engineering expense increased primarily due to costs incurred by the Power Electronics Group during the quarter and six months ended June 30, 2007.

Quality Assurance expense increased $2.3 million, or 67%, to $5.6 million for the six months ended June 30, 2007 from $3.3 million for the same period in 2006. Quality assurance expense increased

$1.0 million or 59% to $2.7 million for the quarter ended June 30, 2007 from $1.7 million for the same period in 2006. The increase in quality assurance expense was primarily due to expenses incurred by the Power Electronics Group during the quarter and six months ended June 30, 2007.

Amortization of Intangible Assets.   Amortization of intangible assets was $2.4 million for the six-month period ended June 30, 2007 compared to $1.5 million for the same period in 2006. Amortization of intangible assets was $1.0 million for the quarter ended June 30, 2007 compared to $0.8 million for the same period in 2006. The increase in amortization expense was primarily due to amortization of intangibles resulting from the acquisition of the Power Electronics Group late in 2006.

Restructuring and Asset Impairment.   During the three and six months ended June 30, 2007, we recorded pre-tax restructuring charges of $2.0 million in accordance with SFAS 146, “Accounting for Costs Associated with Disposal Activities.” We recorded approximately $1.0 million related to severance payments for a reduction in headcount, $0.8 million related to facility closures, and $0.2 million related to consolidation of excess facilities and other contract termination costs. The charges were a result of our plan to restructure our organization domestically, as we move certain functions to our other existing facilities in low-cost locations.

As a result of the restructuring, we recorded $0.7 million in asset impairment charges during the three and six months ended June 30, 2007, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” These charges were incurred by our North American facilities primarily related to leasehold improvements for leased facilities whose operations are being closed or downsized, and for other long-lived assets that will no longer be used.

No restructuring or asset impairment charges were recorded during the three- and six- month periods ended June 30, 2006. During the six months ended June 30, 2006, we reversed less than $0.1 million of restructuring charges related to previously reserved continuing lease obligations that we were not required to pay.

Income (Loss) from Operations.   As a result of the items above, loss from operations was $20.0 million for the six months ended June 30, 2007 compared with an operating loss of $3.4 million for the same period in 2006. Loss from operations was $9.5 million for the quarter ended June 30, 2007 compared with income from operations of $0.9 million for the comparable period in 2006.

Interest Income (Expense), Net.   Net interest expense was $2.7 million for the six months ended June 30, 2007, compared with net interest income of $1.1 million for the same period in 2006. Net interest expense was $1.5 million for the quarter ended June 30, 2007, compared with net interest income of $0.5 million for the same period in 2006. The net interest expense recorded during the three and six months ended June 30, 2007 related to $50.0 million in term debt, carrying an interest rate of 10%, borrowed to finance the acquisition of the Power Electronics Group in October 2006, along with interest related to credit facilities and long-term debt obligations at the newly acquired entity. Net interest income recorded during the three and six months ended June 30, 2006 related to interest earned on held-to-maturity and available for sale investments. We sold a large portion of these investments during the third quarter of 2006 to fund a portion of the Power Electronics Group acquisition.

Other Income (Expense), Net.   Net other income was $0.8 million for the six months ended June 30, 2007, compared with net other expense of $0.8 million for the same period in 2006. Net other income was $0.5 million for the quarter ended June 30, 2007, compared with net other expense of $0.9 million for the same period in 2006. The change in other income and expense between periods is primarily attributable to foreign currency fluctuations.

Provision (Benefit) for Income Taxes.   The provision for income taxes was $1.4 million for the six months ended June 30, 2007 compared with a tax benefit of $1.5 million recorded in the same period in 2006. Included in the six months ended June 30, 2006 were benefits of approximately $1.6 million related to a tax refund and $1.1 million related to a favorable European tax ruling during the quarter and six months ended June 30, 2006. Excluding the one-time tax benefits, the tax provision generated by our profitable European locations for the six months ended June 30, 2006 was approximately $1.2 million.

The provision for income taxes was $0.7 million for the quarter ended June 30, 2007 compared with a tax benefit of $2.6 million recorded in the same period in 2006. Included in the quarter ended June 30, 2006 were benefits of approximately $1.6 million related to a tax refund, $1.1 million related to a favorable European tax ruling, and $0.3 million tax reversal in connection with the European tax ruling all of which we recorded during the quarter ended June 30, 2006. Excluding the one-time tax benefits, the tax provision generated by our profitable European locations for the three months ended June 30, 2006 was approximately $0.4 million.

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

Liquidity and Capital Resources

Our cash and cash equivalents balance decreased $0.8 million, or 2%, to $33.6 million at June 30, 2007 from $34.4 million at December 31, 2006. Our primary uses of cash in the first six months of 2007 consisted of $4.4 million for the acquisition of property and equipment and $1.9 million related to repayments on our long-term debt, bank overdraft and notes payable.

Our primary sources of cash in the first six months of 2007 consisted of $2.2 million related to cash provided by operating activities, $1.4 million of cash received from Magnetek Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group, net of direct acquisition costs paid during the first six months of 2007, and $1.5 million related to proceeds from the sale of certain available-for-sale investments.

Cash provided by operating activities of $2.2 million included a decrease in accounts receivable, net, of $6.3 million, and an increase in accounts payable and tax payable of $5.4 million and $0.8 million, respectively. In addition, cash used in operating activities included $2.3 million for cash paid for interest and $1.9 million of cash payments related to the Company’s restructuring programs.

We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $34.4 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 30, 2007, the total outstanding balance on all credit facilities was $27.2 million at a weighted average interest rate of 5.6%, and $2.0 million was committed to guarantee letters of credit. After consideration of these commitments, $5.2 million of additional borrowing capacity was available to us as of June 30, 2007. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time the newly acquired subsidiary has not been in compliance with its debt covenants and was not in compliance with financial covenants requiring a minimum EBITDA as a percentage of net revenue and maximum percentage of debt to equity at June 30, 2007. The $6.8 million outstanding balance under this credit agreement, as well as a $0.5 million long-term note payable through 2008 at a 5.6% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities since we have not sought a waiver and we therefore consider this debt callable by the bank at any time. We do not expect there to be a material adverse impact on our liquidity position related to this debt.

At June 30, 2007, we were in compliance with all other debt covenants. At June 30, 2006, we had no outstanding balance on any credit facility and were in compliance with all debt covenants.

At June 30, 2007, we also owed $51.7 million in principal and interest to PWER Bridge, LLC under a promissory note that we issued in connection with our acquisition of the Power Electronics Group. The Note is due and payable on April 23, 2008 but may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note accrues at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. In October 23, 2007, on the first anniversary date of the Note, a 1% maintenance fee will accrue on the outstanding principal balance.

Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at June 30, 2007, were $3.3 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.5%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

At December 31, 2006, amounts outstanding on the Company’s long-term borrowing arrangements were $53.3 million.

We currently anticipate that our total capital expenditures for 2007 will be in the range of $10 to $12 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We are currently exploring alternatives to refinance the $50 million term loan prior to the anniversary date. However, if we are unable to refinance the $50 million term loan, or if the subsidiary debt in default with its covenants is called by the bank, or if we make another significant acquisition for cash, it may be necessary to raise additional debt or equity.

In the following sections of this Item 2., we identify and disclose all of our significant off balance sheet arrangements and related party transactions. We do not utilize special purpose entities or have any known financial relationships with other companies’ special purpose entities.

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

Related Parties.   SF Holding Corp., an affiliate of both PWER Bridge, LLC, Stephens Insurance and Stephens Inc., is our largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to us, although they provided no financial advisory services to us during the six months ended June 30, 2007 and 2006. We paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the six month ended June 30, 2007. No amounts were paid to Stephens Insurance during the quarters ended June 30, 2007 and 2006 or the six months ended June 30, 2006. A former officer of Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on our Board of Directors. During the fourth quarter ended December 31, 2006, we borrowed $50.0 million from PWER Bridge, LLC to finance our acquisition of the Power Electronics Group of Magnetek, Inc. We recorded approximately $1.2 million and $2.5 million of interest expense in our consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter and six months ended June 30, 2007, respectively. At June 30, 2007, we owed $51.7 million in principal and interest to PWER Bridge, LLC.

We maintain minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the balance sheet in other assets under the equity method. The joint venture may purchase raw components and other goods from us and may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to us, no revenue is recorded. We also have significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to us. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters or six months ended June 30, 2007 and 2006. We paid $1.8 million and $1.7 million for inventory purchased from the joint venture during the quarters ended June 30, 2007 and 2006, respectively. We paid $3.9 million and $3.4 million for inventory purchased from the joint venture during the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, we owed the joint venture approximately $2.8 million.

One member of our Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom we sell products. During the quarters ended June 30, 2007 and 2006, we recognized revenue on sales to Benchmark Electronics in the amounts of $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2007 and 2006, we recognized revenue on sales to Benchmark Electronics in the amounts of $0.8 million and $0.7 million, respectively. At June 30, 2007, we were owed $0.1 million by Benchmark Electronics.

We spent approximately $0.1 million and less than $0.1 million during the quarters ended June 30, 2007 and 2006, respectively, and approximately $0.2 million and $0.1 million during the six months ended June 30, 2007 and 2006, respectively, for lodging Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer owns a non-controlling minority interest of less than 10%.

Summary of Contractual Obligations and Commitments.   A summary of our future contractual payments related to lease obligations, non-cancelable open purchase orders and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Non-Cancelable Purchase Orders	Long-Term Debt Obligations	Estimated Interest Obligations (2)	Total
2007	$3.0	$0.7	$0.9	$6.9	$11.5
2008	5.0	—	51.8	3.8	60.6
2009	3.3	—	0.2	—	3.5
2010	2.6	—	0.2	—	2.8
2011	1.7	—	0.2	—	1.9
2012 and thereafter	2.9	—	—	—	2.9
Total	$18.5	$0.7	$53.3	$10.7	$83.2

(1)          Approximately $5.2 million of the operating lease commitments above were reserved for in the restructuring charge accrual as of June 30, 2007.

(2)          We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

For the year ended December 31, 2007, our calculation of estimated interest payments includes $1.1 million of interest payments contractually due between 2008 and 2013 related to a $6.8 million credit agreement, payable through 2013, and $0.5 million term loan, payable through 2008, that were reclassified from long term debt to current liabilities at June 30, 2007 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

At June 30, 2007, the Company also has recorded a tax liability of $3.1 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

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

The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at June 30, 2007 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 19.1)	$25.8	$—	$—	$—	$—	$—	$25.8	$25.8
Average Interest Rate	5.7%						5.7%
Variable Rate (CHF 1.7)	$1.4	$—	$—	$—	$—	$—	$1.4	$1.4
Average Interest Rate	3.5%						3.5%
Notes Payable:
Variable Rate (EUR 0.3)	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5
Average Interest Rate	5.6%						5.6%
Long-term Debt:
Fixed Rate (USD)	$—	$50.0	$—	$—	$—	$—	$50.0	$50.0
Average Interest Rate		10.7%					10.7%
Fixed Rate (EUR 1.2)	$0.4	$0.7	$0.2	$0.2	$0.2	$—	$1.7	$1.5
Average Interest Rate	2.0%	2.0%	2.0%	2.0%	2.0%		2.0%
Variable Rate (EUR 1.2)	$0.5	$1.1	$—	$—	$—	$—	$1.6	$1.6
Average Interest Rate	5.1%	5.1%					5.1%

Foreign Currency.   A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 30, 2007, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

As of June 30, 2007, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “forecast,” “expect,” “anticipate,” “estimate,” “plan,” “intend,” “continue,” “will,” “may,” “can,” “looking,” “believe” and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results are dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions. Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers’ needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company’s cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company’s manufacturing processes; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the ability to complete planned restructuring efforts in the time periods contemplated, and/or to achieve cost savings or other economic results expected from such restructuring efforts; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us, via litigation or comparable proceedings, of our intellectual property rights, most particularly relating to our digital power management products and technologies; the ability to integrate the Power Electronics Group into our existing operations and the distraction of management as a result of the integration and restructuring associated with that acquisition and other acquisitions; the costs related to that acquisition and other acquisitions; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as well as those set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome and results of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flow. Costs incurred in relation to a given legal proceeding may be material in a given period.

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

Most recently, various pre-trial motions and procedural actions have been undertaken by both parties.  Artesyn Technologies sought dismissal of the action by summary judgment in favor of Artesyn Technologies. On July 30, 2007, the court ruled against Artesyn Technologies on all summary judgment motions, and ruled that the case will proceed to a jury trial.

By its own motion, the Company has sought to have Emerson Electric Co. and Astec America, Inc. added to the trial as additional named defendants.  Both Artesyn Technologies and Astec America, Inc. are wholly owned subsidiaries of Emerson Electric Co, and operate as part of and within Emerson Electric Co’s. Emerson Network Power business unit. Additionally, the Company filed motions with the court to add additional products of Astec America, Inc. to the trial.

In a related action, Astec America, Inc. filed an action on July 27, 2007 in the United States District Court, Central District of California against the Company (CV07- 04846JFW), in which Astec America, Inc. seeks a declaratory ruling from the court that certain products of Astec America, Inc. do not infringe the patents being asserted by the Company in the action against Artesyn Technologies in Texas, and that said patents are invalid. The complaint filed by Astec America, Inc. also alleges that the Company has improperly marked certain unspecified products of the Company per U.S. patent law. The Company believes that the allegations of improper marking are without merit. The Company further believes that the California action is directly related to, and should therefore be resolved as part of the matter now pending in Texas.

A trial by jury in the original action in Texas by the Company against Artesyn Technologies is currently scheduled for November 2007.

Item 4—Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on April 24, 2007. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year and ratify Deloitte & Touche LLP as the Independent Auditors for the Company.

Proxies representing 82,680,844 shares of common stock eligible to vote at the meeting, or 95.2 percent of the 86,809,911 outstanding shares, were voted.

All directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Kendall R. Bishop	74,474,631	8,206,212
Gayla J. Delly	74,723,587	7,957,256
Steven Goldman	73,991,556	8,689,281
Jon E. M. Jacoby	74,901,285	7,779,558
Mark Melliar-Smith	74,696,933	7,983,910
Jay Walters	74,708,204	7,972,639
William T. Yeates	74,805,838	7,875,005

The ratification of the Appointment of Deloitte & Touche LLP as the independent auditors of Power-One Inc., was approved by 99.1 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
81,912,020	658,750	110,073	—

Item 6—Exhibits

(a) Exhibits

3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.1(e)	Senior Executive Change in Control Agreement
10.2(f)	Executive Change in Control Agreement
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(e)           Previously filed as an Exhibit 10.18 to the Current Report on Form 8-K filed on May 24, 2007.

(f)             Previously filed as an Exhibit 10.19 to the Current Report on Form 8-K filed on May 24, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	POWER-ONE, INC.
	By:	/s/ JEFFREY J. KYLE
Vice President—Finance, Treasurer and
Chief Financial Officer
(A Duly Authorized Officer and the Principal Financial Officer)