Form 10-Q
period 2007-09-30
POWER ONE INC
filed 2007-11-09
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or Organization)	77-0420182 (I.R.S. Employer Identification Number)
740 Calle Plano, Camarillo, California (Address of principal executive offices)	93012 (Zip Code)
Registrant's telephone number, including area code: (805) 987-8741
Not Applicable (Former name or former address, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is considered a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 5, 2007, 87,348,256 shares of the Registrant's $0.001 par value common stock were outstanding.

]

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET SALES	$131,477	$78,667	$379,269	$221,877
COST OF GOODS SOLD	103,926	52,920	302,051	149,567

GROSS PROFIT	27,551	25,747	77,218	72,310
EXPENSES:
Selling, general and administrative	17,912	14,314	57,357	44,638
Engineering and quality assurance	11,576	8,836	36,689	27,047
Amortization of intangible assets	1,005	729	3,386	2,248
Restructuring costs	1,022	—	3,040	(61)
Asset impairment	456	—	1,190	—

Total expenses	31,971	23,879	101,662	73,872

INCOME (LOSS) FROM OPERATIONS	(4,420)	1,868	(24,444)	(1,562)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	317	565	988	1,813
Interest expense	(2,459)	(79)	(5,876)	(233)
Other income (expense), net	1,150	(319)	1,982	(1,147)

Total interest and other income (expense), net	(992)	167	(2,906)	433

INCOME (LOSS) BEFORE INCOME TAX	(5,412)	2,035	(27,350)	(1,129)
PROVISION (BENEFIT) FOR INCOME TAXES	1,120	771	2,568	(731)

NET INCOME (LOSS)	$(6,532)	$1,264	$(29,918)	$(398)

BASIC EARNINGS (LOSS) PER SHARE	$(0.07)	$0.01	$(0.34)	$—

DILUTED EARNINGS (LOSS) PER SHARE	$(0.07)	$0.01	$(0.34)	$—

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	87,172	86,367	86,961	86,016

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,172	88,156	86,961	86,016

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,770	$34,422
Available for sale investments	9,586	11,365
Accounts receivable:
Trade, less allowance for doubtful accounts: $5,411 at September 30, 2007; $6,891 at December 31, 2006	127,733	122,533
Other	5,216	7,208
Inventories	105,558	111,893
Prepaid expenses and other current assets	8,506	12,971

Total current assets	286,369	300,392
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $73,622 at September 30, 2007; $61,906 at December 31, 2006	63,372	66,831
GOODWILL, net	57,522	53,177
OTHER INTANGIBLE ASSETS, net	24,112	26,850
OTHER ASSETS	1,058	2,021

TOTAL	$432,433	$449,271

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$27,162	$26,349
Accounts payable	95,766	91,572
Restructuring reserve	8,000	10,272
Long-term debt, current portion	1,870	1,925
Indebtedness to related parties, including accrued interest: $1,002 at September 30, 2007	51,002	—
Other accrued expenses	27,694	26,119

Total current liabilities	211,494	156,237
INDEBTEDNESS TO RELATED PARTIES	—	50,000
LONG-TERM DEBT	1,222	2,363
OTHER LIABILITIES	17,924	17,443
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,223 and 86,594 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	87	87
Additional paid-in capital	614,195	611,300
Accumulated other comprehensive income	37,287	29,536
Accumulated deficit	(449,776)	(417,695)

Total stockholders' equity	201,793	223,228

TOTAL	$432,433	$449,271

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,918)	$(398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,475	9,217
Asset impairment charge	1,190	—
Stock compensation	2,212	1,963
Exchange (gain) loss	(1,743)	(196)
Deferred income taxes	528	(1,310)
Net gain on sale of available-for-sale investments	(626)	—
Net loss on sale of held to maturity investments	—	392
Net loss on disposal of property and equipment	41	40
Changes in operating assets and liabilities:
Accounts receivable, net	2,703	(8,439)
Inventories	5,760	(24,805)
Prepaid expenses and other current assets	(11)	591
Accounts payable	1,150	20,125
Other accrued expenses	843	(4,288)
Restructuring reserve	(789)	(1,027)
Other liabilities	1,086	81

Net cash provided by (used in) operating activities	(2,099)	(8,054)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(133)	(129)
Proceeds from sale of available-for-sale investments	3,404	—
Purchases of held to maturity investments	—	(8,291)
Proceeds from held to maturity investments	—	37,450
Acquisition of property and equipment	(6,720)	(4,621)
Proceeds from sale of property and equipment	23	11
Other assets	67	(607)
Investment in Power Electronics Group, net of purchase price adjustment	1,386	—

Net cash provided by (used in) investing activities	(1,973)	23,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (Repayments of) borrowings on bank credit facilities, net	(799)	2,159
Repayments of borrowings on notes payable	(320)	—
Bank overdraft	(635)	—
Repayments of borrowings on long-term debt	(1,444)	—
Issuance of common stock	625	2,567
Repurchases of common stock	—	(1,004)

Net cash provided by (used in) financing activities	(2,573)	3,722

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,993	1,129

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,652)	20,610
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,422	37,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$29,770	$57,711

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,647	$10
Income taxes	$1,039	$2,826

See notes to consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the "Power Electronics Group"). The aggregate purchase price for the equity was approximately $69.4 million, consisting of $66.1 million in cash and $3.3 million in direct acquisition costs. The purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company.

        During the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. At December 31, 2006, the $1.8 million was recorded as an other receivable on the Company's consolidated balance sheet and reduced the Company's investment in the Power Electronics Group as presented in the consolidated statement of cash flows for the year ended December 31, 2006. Additionally, the company incurred $0.4 million of acquisition costs during the nine months ended September 30, 2007 for a net cash inflow of $1.4 million in the first nine months of 2007.

        In conjunction with the acquisition, liabilities were assumed as follows (in millions):

Fair value of tangible assets acquired	$128.7
Fair value of goodwill	22.1
Fair value of identifiable intangibles	10.6
Cash paid for Power Electronics Group	(69.4)

Liabilities assumed	$92.0

        At September 30, 2007, $0.7 million of property and equipment had been purchased but not yet paid for.

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME (LOSS)	$(6,532)	$1,264	$(29,918)	$(398)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	98	(117)	562	(110)
Reclassification adjustment for gains included in net income	(626)	—	(626)	—
Foreign currency translation adjustment	6,503	(941)	7,815	3,631

COMPREHENSIVE INCOME (LOSS)	$(557)	$206	$(22,167)	$3,123

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment charges, depreciation and amortization, sales returns, warranty reserves, income taxes, stock award forfeitures and contingencies. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

        The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.'s ("the Company") Form 10-K for the year ended December 31, 2006.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. For simplicity of presentation, the Company has described the three- and nine- month periods ended October 1, 2006 as September 30, 2006. The three- and nine- month periods ended September 30, 2007 and 2006 were 13-week and 39-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Accounting for Income Taxes—On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. The Company must assume that the taxing authority will examine the income tax position and have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company has also applied FSP FIN 48-1, "Definition of Settlement in FASB Interpretation 48," to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. Upon adoption of

FIN 48, the Company recorded adjustments to tax liabilities that resulted in a net $2.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to retained earnings as of January 1, 2007.

        After considering the impact of adopting FIN 48, the Company had a $3.0 million reserve for uncertain income tax positions classified in other liabilities on the consolidated condensed balance sheet as of January 1, 2007. As of September 30, 2007, the Company had a reserve of approximately $3.2 million related to uncertain tax positions recorded in its consolidated condensed balance sheet. Movement in the reserve balance during the nine months ended September 30, 2007 was a result of interest accruals and foreign currency fluctuations. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to September 30, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the statement of operations as part of the income tax provision.

        The income tax reserves as of January 1, 2007 included accruals for interest and penalties of approximately $0.1 million and $0.7 million, respectively. The income tax reserves as of September 30, 2007 included accruals for interest and penalties of approximately $0.2 million and $0.8 million, respectively. During the three and nine months ended September 30, 2007, the Company recorded approximately thirty thousand and approximately $0.1 million, respectively, related to interest on the unrecognized tax benefits. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax expense.

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

        Recent Pronouncements and Accounting Changes—In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing SFAS No. 159 and has not determined the impact the adoption of SFAS No. 159 will have on its results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company is assessing SFAS No. 157 and has not determined the impact the adoption of SFAS No. 157 will have on its results of operations or financial position.

NOTE 3—ACQUISITIONS

        On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of

Magnetek, Inc. (collectively the "Power Electronics Group"). The aggregate purchase price for the equity was approximately $69.4 million, consisting of $66.1 million in cash and $3.3 million in direct acquisition costs. The Company also assumed $27.8 million in debt of the Power Electronics Group. The purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the Power Electronics Group have been included in the Company's consolidated condensed financial statements since the date of the acquisition.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net Sales, in millions	$122.9	$351.3
Net Loss, in millions	$(3.1)	$(36.1)
Basic and diluted loss per share	$(0.04)	$(0.42)

NOTE 4—INVESTMENTS

        Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

        The following table summarizes the Company's fixed income investments (in millions):

	September 30, 2007
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$4.0	—	$4.0
Other fixed income investments	5.6	—	5.6

	$9.6	—	$9.6

	December 31, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$6.0	$(0.1)	$5.9
Other fixed income investments	5.5	—	5.5

	$11.5	$(0.1)	$11.4

        The fair value of the Company's fixed income available-for-sale investments at September 30, 2007 by contractual maturity is shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$7.6	$7.6
Due in 1-2 years	2.0	2.0

	$9.6	$9.6

        During the quarter ended September 30, 2007, the Company sold its equity investment in one of its publicly-held Asian contract manufacturers. The net carrying amount of the investment at December 31, 2006 was $0.8 million. In connection with the sale of the investment, the Company received proceeds of $1.4 million and realized a gain of approximately $0.6 million, which has been included as a component of "Other Income" in the consolidated condensed statements of operations.

        The Company also has equity investments in privately-held companies that are recorded using the cost method. These investments are included in other assets on the Company's consolidated condensed balance sheets. The carrying value of these investments was $0.3 million at September 30, 2007 and December 31, 2006.

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	September 30, 2007	December 31, 2006
Raw materials	$57.4	$67.3
Subassemblies-in-process	16.3	14.2
Finished goods	31.9	30.4

	$105.6	$111.9

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written down. The Company recorded approximately $3.5 million in costs of goods sold related to the write down of inventory during the nine months ended September 30, 2007. During the three months ended September 30, 2007, the Company recorded approximately $1.6 million in costs of goods sold related to the write down of inventory. The Company recorded immaterial amounts to cost of goods sold related to inventory adjustments during the three and nine months ended September 30, 2006.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	September 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$57.5	$—	$57.5
Trade name	11.4	—	11.4

Subtotal	68.9	—	68.9

Amortizable intangibles
Product technology	19.0	15.2	3.8	9
Customer relationships	10.5	4.9	5.6	8
Other	6.9	3.6	3.3	16

Subtotal	36.4	23.7	12.7	10

Total	$105.3	$23.7	$81.6

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$53.2	$—	$53.2
Trade name	11.4	—	11.4

Subtotal	64.6	—	64.6

Amortizable intangibles
Product technology	18.6	13.3	5.3	9
Customer relationships	10.0	3.8	6.2	8
Other	8.1	4.2	3.9	14

Subtotal	36.7	21.3	15.4	10

Total	$101.3	$21.3	$80.0

        In October 2006, the Company completed its acquisition of the Power Electronics Group, which was accounted for using the purchase method of accounting. The purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the purchase price over the estimated fair market values of the net assets acquired was recognized as goodwill in the amount of $20.5 million in the year ended December 31, 2006, none of which is expected to be deductible for tax purposes nor for accounting purposes unless there is an impairment in value. Other identifiable amortizable intangible assets in the amount of $10.6 million are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life).

        During the nine months ended September 30, 2007, the Company increased goodwill by net $1.6 million to $22.2 million primarily related to additional acquisition costs, valuation of assets acquired, and restructuring costs recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

        Total amortization expense for the nine months ended September 30, 2007 and 2006 was $3.6 million, and $2.2 million, respectively. Of the $3.6 million of expense recorded during the nine months ended September 30, 2007, approximately $3.4 million was recorded as amortization of intangibles and approximately $0.2 million recorded as cost of goods sold. Total amortization expense for the three months ended September 30, 2007 and 2006 was $1.1 million, and $0.7 million, respectively. Of the $1.1 million of expense recorded during the three months ended September 30, 2007, approximately $1.0 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2007 through 2011 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2007 (three months)	$1.1
2008	2.6
2009	1.9
2010	1.7
2011	1.6

Total	$8.9

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 is as follows (in millions):

September 30, 2007
Beginning balance	$53.2
Increase in goodwill related to acquisition	1.6
Changes due to foreign currency fluctuations	2.7

Ending balance	$57.5

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	September 30, 2007	December 31, 2006
Revolving credit facilities	$20.1	$18.9
Secured credit facility	6.7	6.8

Total credit facilities	26.8	25.7
Notes payable	0.4	0.6

Total credit facilities and notes payable	$27.2	$26.3

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $39.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 30, 2007, the total outstanding balance on all credit facilities was $26.8 million at a weighted average interest rate of 5.9%, and $2.0 million was committed to guarantee letters of credit. After consideration of these commitments, $11.0 million of additional borrowing capacity was available to the Company as of September 30, 2007. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

        At September 30, 2007, $25.4 million of the total $26.8 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $18.7 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 6.1% at September 30, 2007.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $6.7 million at September 30, 2007 and bore interest at the EURIBOR plus one and one-half percent (5.8% at September 30, 2007). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At September 30, 2007, this subsidiary was not in compliance with these financial covenants. The $6.7 million outstanding balance under this credit agreement, as well as a $0.4 million long- term note payable through 2008 at a 6.0% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $1.4 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bears interest of 3.9% at September 30, 2007. The credit agreement requires the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	September 30, 2007	December 31, 2006
Accrued payroll and related expenses	$9.9	$7.9
Income tax payable	3.0	2.5
Accrued warranties	2.9	2.0
Accrued bonuses	2.6	2.4
Other accrued expenses	9.3	11.3

	$27.7	$26.1

NOTE 9—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2007 and 2006 is presented below, in millions:

	Nine Months Ended September 30,
	2007	2006
Balance, beginning of period	$2.0	$2.0
Charges and costs accrued	3.3	1.6
Adjustments related to pre-existing warranties (including changes in estimates)	—	(0.4)
Less repair costs incurred	(2.5)	(1.9)
Changes due to foreign currency	0.1	0.1

Balance, end of period	$2.9	$1.4

NOTE 10—RESTRUCTURING COSTS AND ASSET IMPAIRMENTS

        During the first nine months of 2007, the Company announced a restructuring plan which was accounted for in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." The plan is part of the Company's overall plan to reduce its SG&A cost structure by consolidating facilities and shifting functions to its lower cost facilities. The Company expects to complete the restructuring and related facility transfers by the end of 2007. The Company expects to record restructuring and asset impairment charges during 2007 of between $4.3 million and $4.5 million. The charges are projected to include approximately $1.9 million related to one-time termination benefits for the worldwide workforce reduction, approximately $1.0 million related to contract termination costs associated with the consolidation of excess facilities and continuing lease obligations, approximately $0.3 million related to other associated costs including employee relocation costs and approximately $1.2 million in asset impairment charges related to the worldwide restructuring.

        During the nine months ended September 30, 2007, the Company recorded pre-tax charges of $3.0 million for restructuring costs and $1.2 million in asset impairment costs related to the restructuring of its North American and European operations. During the quarter ended September 30, 2007, the Company recorded pre-tax charges of $1.0 million for restructuring costs and $0.5 million in asset impairment costs.

Restructuring Costs

        The restructuring charges for the three and nine months ended September 30, 2007 is comprised of the following:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Worldwide workforce reduction	$0.7	$1.7
Contract termination costs	0.2	1.0
Other costs	0.1	0.3

	$1.0	$3.0

        The restructuring charge of $1.0 million and $3.0 million for the three and nine months ended September 30, 2007, respectively, included workforce reductions in North America as well as in parts of Europe, and the charges were comprised of severance and related benefits for approximately 70 terminated employees, contract termination costs including consolidation of excess facilities and continuing lease obligations thereon, and other shutdown costs. The Company expects to pay the severance and related components of the worldwide workforce reduction during the remainder of 2007. The contract termination costs contain continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2014. All restructuring charges are expected to be settled with cash. No restructuring charges were recorded during the three and nine months ended September 30, 2006.

        A summary of the restructuring reserve activity during the nine months ended September 30, 2007 is as follows:

	Worldwide Workforce Reduction	Contract Termination Costs	Other Costs	Total
Balance at December 31, 2006	$5.0	$5.2	$0.1	$10.3
Restructuring Charge	1.7	1.0	0.3	3.0
Acquisition related restructuring liability	(1.8)	—	—	(1.8)
Applications of reserve	(2.2)	(1.3)	(0.3)	(3.8)
Changes due to foreign currency fluctuations	0.3	—	—	0.3

Balance at September 30, 2007	$3.0	$4.9	$0.1	$8.0

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company began to assess and formulate a restructuring plan to exit certain activities of the acquired business, which was accounted for in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." As a result of the purchase business combination, the Company recognized restructuring liabilities of approximately $6.2 million, as of the consummation date of the acquisition on October 23, 2006, related to the Company's plan to exit certain activities of the acquired business. The Company has developed a plan to integrate and restructure the operations of the acquired business to more closely align them with those of the Company. The plan was finalized and includes costs related to severance, facility lease costs and termination, and contract termination costs that will be incurred as a direct result of these integration and restructuring efforts. The plan is expected to be completed during the first quarter of 2008. As part of this restructuring, the Company closed the U.S. facility of the acquired business and transferred production out of this facility and mainly into one of the Company's existing low cost facilities, thereby reducing the workforce in the U.S. by approximately 150 employees, during the six months ended June 30, 2007. During the nine months ended September 30, 2007, the Company recorded a net adjustment to the restructuring liability and goodwill in the amount of $1.8 million related to a reduction in the severance liability. At September 30, 2007, the restructuring reserve included approximately $3.0 million of costs associated with the acquisition.

        The restructuring liabilities related to facilities closure at September 30, 2007 include approximately $3.5 million continuing lease obligations incurred during 2005 upon consolidation of the Company's North American facilities. This liability is expected to be paid over the life of the lease, which extends into 2011. All restructuring charges have been and will be settled with cash.

Asset Impairment Charges

        The Company tests the recoverability of its long lived assets held for use whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company identified certain long-lived assets associated with the 2007 restructuring whose carrying value would not be recoverable from future cash flows, and recorded impairment charges of $0.5 million and $1.2 million for these assets for the three- and nine-month periods ended September 30, 2007, respectively. These assets consisted of leasehold improvements, computer software, and manufacturing equipment at facilities whose operations are being closed or downsized. No asset impairment charges were recorded during the three and nine months ended September 30, 2006.

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	September 30, 2007	December 31, 2006
Promissory Note (related party indebtedness)	$50.0	$50.0
Installment notes ranging from 2% to 8%, due through 2011	3.1	4.3

Total long-term debt	53.1	54.3
Less current portion	51.9	1.9

Total long-term debt, less current portion	$1.2	$52.4

        In connection with the acquisition of the Power Electronics Group in October, 2006, the Company entered into a Term Loan Agreement (the "Loan Agreement") with PWER Bridge LLC, and issued a Promissory Note (the "Note") to PWER Bridge LLC as of October 23, 2006 in the principal amount of $50 million. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrue at a rate of 12% thereafter. On the first anniversary date of the Note, a loan maintenance fee of 1% of the outstanding principal balance became due. The Loan Agreement contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met). PWER

Bridge LLC is an affiliate of SF Holding Corp., which is the largest stockholder of the Company, and an affiliate of Stephens Inc. At September 30, 2007, the Company owed $51.0 million in principal and interest to PWER Bridge, LLC.

        In addition, the Power Electronics Group has certain long-term notes payable through fiscal year 2011. Amounts outstanding at September 30, 2007, were $3.1 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At September 30, 2007 the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at September 30, 2007 are as follows:

Year Ending December 31,
2007 (3 months)	$0.6
2008	51.9
2009	0.2
2010	0.2
2011	0.2

Total	$53.1

NOTE 12—CONTINGENCIES

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

        Various pre-trial motions and procedural actions have been undertaken by both parties. Artesyn Technologies sought dismissal of the action by summary judgment in favor of Artesyn Technologies. Per ruling issued July 30, 2007, the court ruled against Artesyn Technologies on all summary judgment motions, and ruled that the case will proceed to a jury trial.

        By its own motion, the Company sought to have Emerson Electric Co. and Astec America, Inc. added to the trial as additional named defendants. Both Artesyn Technologies and Astec America, Inc. are wholly owned subsidiaries of Emerson Electric Co, and operate as part of and within Emerson Electric Co's. Emerson Network Power business unit. Additionally, the Company filed motions with the court to add additional products of Astec America, Inc. to the trial.

        In a related action, Astec America, Inc. initiated an action on August 6, 2007 in the United States District Court, Central District of California against the Company (CIV 048-46), in which Astec America, Inc. sought a declaratory ruling from the Court that certain products of Astec America, Inc. do not infringe the patents being asserted by the Company in the action against Artesyn Technologies in Texas, and that said patents are invalid. On September 26, 2007, the California court ruled in favor of Power-One on certain motions, and ordered the California proceedings transferred to the United States District Court, Eastern District of Texas.

        By Order dated October 11, 2007, the Texas Court denied the Company's motions to add Astec America and Emerson Electric Co. as defendants and to add the additional products of Astec America, Inc.

        The trial by jury in the original action in Texas by the Company against Artesyn Technologies commenced on November 6, 2007. A jury verdict is anticipated on or before November 21, 2007.

NOTE 13—STOCK BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." Upon adoption of SFAS No. 123(R) in 2006, the Company elected the modified prospective method.

        The Company has granted stock awards under its 1996 and 2004 stock incentive plans, which generally vest between one and four years from the date of grant. The following table presents the activity under the Company's stock based compensation plans, in millions except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock awards granted	0.1	0.3	0.6	0.6
Weighted average grant date fair value of awards	$4.01	$6.34	$4.06	$6.21
Stock compensation expense related to stock awards	$0.7	$0.5	$1.9	$1.4
Stock compensation expense related to stock options	$0.2	$0.2	$0.3	$0.5

        During the quarter ended September 30, 2007, the Company's Board of Directors approved an amendment to the stock options previously granted by the Company to its former Chairman of the Board, who is currently a member of the Board of Directors. The amendment effectively extended the exercise term of most of his vested stock options for approximately one year. The Company recorded approximately $0.2 million in compensation expense related to the stock option modification during the three and nine months ended September 30, 2007.

        No stock options were granted by the Company during the three and nine months ended September 30, 2007 and 2006.

NOTE 14—EARNINGS PER SHARE

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(6.5)	$1.3	$(29.9)	$(0.4)

Weighted average outstanding shares—basic	87.2	86.4	87.0	86.0
Dilutive effect of stock options and awards	—	1.8	—	—

Weighted average outstanding shares—diluted	87.2	88.2	87.0	86.0

Basic earnings (loss) per share	$(0.07)	$0.01	$(0.34)	$—

Diluted earnings (loss) per share	$(0.07)	$0.01	$(0.34)	$—

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company's net loss in the three-month period ended September 30, 2007 and in both of the nine-month periods ended September 30, 2007 and 2006, the inclusion of common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.4 million which were outstanding during the three-month period ended September 30, 2007, and 0.8 million and 1.9 million which were outstanding during the nine-month periods ended September 30, 2007 and 2006, respectively, would have been dilutive.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock were 8.6 million and 4.5 million during the three-month periods ended September 30, 2007 and 2006, respectively, and 7.3 million and 4.8 million during the nine-month periods ended September 30, 2007 and 2006, respectively.

NOTE 15—RELATED PARTIES

        SF Holding Corp., an affiliate of both PWER Bridge, LLC, Stephens Insurance and Stephens Inc., is the Company's largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to the Company, although they provided no financial advisory services to the Company during the nine months ended September 30, 2007 and 2006. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the nine month ended September 30, 2007. No amounts were paid to Stephens Insurance during the quarters ended September 30, 2007 and 2006 or the nine months ended September 30, 2006. A former officer of

Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on the Board of Directors of the Company. During the fourth quarter ended December 31, 2006, the Company borrowed $50.0 million from PWER Bridge, LLC to finance its acquisition of the Power Electronics Group of Magnetek, Inc. The Company recorded approximately $1.8 million and $4.3 million of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter and nine months ended September 30, 2007, respectively. At September 30, 2007, the Company owed $51.0 million in principal and interest to PWER Bridge, LLC.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the balance sheet in other assets under the equity method. The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters or nine months ended September 30, 2007 and 2006. The Company paid $1.8 million and $2.3 million for inventory purchased from the joint venture during the quarters ended September 30, 2007 and 2006, respectively. The Company paid $5.7 million and $5.8 million for inventory purchased from the joint venture during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Company owed the joint venture approximately $3.9 million.

        One member of the Board of Directors of the Company is the President of Benchmark Electronics, a contract manufacturer to whom the Company sells products. During the quarters ended September 30, 2007 and 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $0.7 million and $0.3 million, respectively. During the nine months ended September 30, 2007 and 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $1.5 million and $0.9 million, respectively. At September 30, 2007, the Company was owed $0.7 million by Benchmark Electronics.

        The Company spent $0.2 million in each of the nine months ended September 30, 2007 and 2006, for lodging Company personnel in a Dominican Republic hotel in which the Company's President and Chief Operating Officer owns a non-controlling minority interest of less than 10%. Amounts paid to the hotel during the quarters ended September 30, 2007 and 2006 were immaterial.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        Our AC/DC power supplies are typically embedded in our customers' products and convert alternating current (AC) to direct current (DC). Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers' equipment. Our inverters convert DC energy from solar panels and wind turbines into AC for alternative energy. Our intelligent motor controls provide control for sophisticated and energy efficient appliances such as washers and dryers as well as embedded components in OEM applications such as fans and blowers. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, our power management products are programmable via a graphical user interface and offer our customers significant flexibility and time savings to incorporate designs over traditional DC/DC converters. Our DC power systems, which typically provide back-up power, are sold primarily to telecommunications OEMs and Internet service providers worldwide.

        We are engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. These products are strategically significant to the Company. Our maXyz® product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One® digital power management architecture and our new Z-series product line, which included a digital controller. We began full production of these products near the end of the third quarter of 2004. Murata Manufacturing Company is a second-source licensing partner for these products. We have continued to strengthen our Z-Alliance™ by announcing the addition of Atmel and Micrel to the partnership during 2006/2007. During 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a significant change in architecture. In 2006, we introduced the second generation of Digital Power Managers, which can also control non-Power-One products on the customers' printed circuit boards. In 2007, we announced a new product line targeted for the server/storage market, capable of tripling the output current of the original Z-One converters.

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

        By its own motion, the Company has sought to have Emerson Electric Co. and Astec America, Inc. added to the trial as additional named defendants. Both Artesyn Technologies and Astec America, Inc. are wholly owned subsidiaries of Emerson Electric Co, and operate as part of and within

Emerson Electric Co's. Emerson Network Power business unit. Additionally, the Company filed motions with the court to add additional products of Astec America, Inc. to the trial.

        In a related action, Astec America, Inc. initiated an action on August 6, 2007 in the United States District Court, Central District of California against the Company (CIV 048-46), in which Astec America, Inc. sought a declaratory ruling from the Court that certain products of Astec America, Inc. do not infringe the patents being asserted by the Company in the action against Artesyn Technologies in Texas, and that said patents are invalid. On September 26, 2007, the California court ruled in favor of Power-One on certain motions, and ordered the California proceedings transferred to the United States District Court, Eastern District of Texas.

        By Order dated October 11, 2007, the Texas Court denied the Company's motions to add Astec America and Emerson Electric Co. as defendants and to add the additional products or Astec America, Inc.

        The trial by jury in the original action in Texas by the Company against Artesyn Technologies commenced on November 6, 2007. A jury verdict is anticipated on or before November 21, 2007.

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

        In October 2006 we completed the acquisition of the Power Electronics Group of Magnetek, Inc., (the "acquisition" or "acquired business") for approximately $69.4 million plus the assumption of approximately $27.8 million in debt. We financed this acquisition with cash on hand of $19.4 million and the proceeds of a $50.0 million promissory note. The promissory note is due and payable on April 23, 2008 but may be prepaid without penalty or premium at any time. Interest on the outstanding principal balances of the promissory note accrues at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. On the anniversary date of the promissory note, a 1% maintenance fee accrued on the outstanding principal balance at that date. The Power Electronics Group is primarily engaged in the design, manufacture and sale of custom AC/DC products to original equipment manufacturers (OEMs) and provides us with enhanced capability in the custom AC/DC power supply market, a talented workforce of design engineers located in Europe, and an established low-cost manufacturing facility in China, all of which we expect will enable us to reduce our overall component and manufacturing costs and broaden our product line and product capabilities. Due to the mix of custom products produced by the acquisition for higher volume applications, they tend to generate lower gross margins than we have traditionally experienced. We have integrated a significant portion of the acquired business into our existing operations and will continue to integrate our worldwide operations.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Italy, Dominican Republic, Slovakia, and China, and at contract manufacturers in Asia. We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to certain major customers and suppliers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

  •
  Additional time constraints on management associated with overseeing an increased number of operations that are geographically dispersed across Europe and Asia;

  •
  Increasing energy costs and oil prices putting pressure on global economic conditions; and

  •
  Unionized labor at our foreign manufacturing facilities.

        We are subject to local laws and regulations in various regions in which we operate, including the European Union ("EU") and China. There are certain risks we face in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive ("RoHS") and Waste Electrical and Electronic Equipment Directive ("WEEE") that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives; however the authorities have the ability to review and challenge our compliance or to adopt new directives either of which could result in additional costs or additional excess and obsolete inventory. In addition to eliminating and/or reducing the level of specified hazardous materials from our products, we are also required to maintain and publish a detailed list of all chemical substances in our products. We believe that we have substantially complied with this directive and do not believe this directive poses a material risk to our business.

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of smaller and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8-brick, and this will eventually be replaced by a 1/16-brick or even smaller product. Each successive product is smaller but has retained or expanded the functionality of its predecessor. In addition to the reduction in size, the dollar cost per watt is also reduced, which results in lower prices for the customer as well as lower cost for the manufacturer. Sales of each successor product typically replace sales of the predecessor product, effectively making the predecessor product obsolete for new designs, although there can often be residual revenue from existing platforms. These phenomena are normal in our industry. We have experienced price erosion and product obsolescence in line with industry trends and continue to keep product lines current or ahead of market trends to maintain the ability to win new programs. Price erosion and product obsolescence may negatively impact gross margins, and price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

        As part of our plan to integrate the Power Electronics Group into our existing business, we are converting their legacy operating systems to our Oracle ERP system, which is expected to be completed by the end of the first quarter of 2008. The conversion process is complicated and requires, among other things, that data from the Power Electronics Group's legacy computer systems be made Oracle-compatible and that the employees be trained for the Oracle ERP system. As a result of switching to the Oracle ERP at our Italy and China plants, we may experience delays in the ordering of materials, inventory-tracking problems and other inefficiencies that may delay shipments of products to customers. Resolution of those problems in some cases may require manual data entry and processing, which could increase manpower needs and reduce our efficiency. Delays in shipping products to customers may lead to customer dissatisfaction and result in cancellations of orders, which could have a material adverse effect on our operating results. There can be no assurances that the conversion to Oracle will not cause disruptions in our business, and any such disruption could have a material adverse effect on our results of operations and financial condition.

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

        We offer our distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

        We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired. These impairment tests are also dependent on management's forecasts, which frequently change. A change in our forecasts may result in impairment charges.

        Restructuring Costs—We record restructuring charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. We record restructuring charges related to business combinations in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." Restructuring costs were related to the downsizing of operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management's judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

        Income Tax—We provide for the effect of income taxes in our Consolidated Condensed Financial Statements in accordance with SFAS, No. 109, "Accounting for Income Taxes" and of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). Under SFAS No. 109, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year, and for deferred tax assets and liabilities for the tax consequences of events that have been recognized in an entity's financial statements or tax returns. Under FIN 48, only income tax positions that meet the more likely than not recognition threshold may be recognized in the financial statements. For each income tax position that meets the more likely than not recognition threshold, we assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority that has full knowledge of all relevant information.

        We must make significant assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities and any valuation allowance to be recorded against our deferred tax assets. We record a deferred income tax asset in jurisdictions where the Company generates a loss. We also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109, when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

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

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written down quarterly based on a comparison of on-hand quantities to historical and projected usages. Additionally, reserves for non-cancelable open purchase orders for components we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on the balance sheet. Calculation of inventory write-downs is based on management's best assumptions regarding projected usage of each component, sub-assembly and finished product, which are subject to dynamic changes in individual customer demand, product life cycles, and overall market demand.

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

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are assessing SFAS No. 159 and have not determined the impact the adoption of SFAS No. 159 will have on our results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. We are assessing SFAS No. 157 and have not determined the impact the adoption of SFAS No. 157 will have on our results of operations or financial position.

Results of Operations

        Net Sales.    Net sales increased $157.4 million, or 71%, to $379.3 million for the nine months ended September 30, 2007 from $221.9 million for the nine months ended September 30, 2006. The increase in net sales for the nine months ended September 30, 2007 was primarily attributable to customers associated with the acquired business, which contributed approximately $161 million of net sales for the nine months ended September 30, 2007. Sales of the traditional Power-One products, excluding the acquisition, were down approximately $4 million as a result of product rationalization resulting from mergers of certain customers, as well as new higher-volume programs which are in the early stages of their lifecycle and have not yet reached full production volumes.

        Net sales increased $52.8 million, or 67%, to $131.5 million for the quarter ended September 30, 2007 from $78.7 million for the quarter ended September 30, 2006. The increase in net sales for the three months ended September 30, 2007 was primarily attributable to customers associated with our acquired business.

        Net sales by customer category were as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
OEMs	$103.6	79%	$52.5	67%	$296.3	78%	$147.9	67%
Distributors	21.1	16%	19.8	25%	62.9	17%	57.3	26%
Service providers	6.8	5%	6.4	8%	20.1	5%	16.7	7%

Total	$131.5	100%	$78.7	100%	$379.3	100%	$221.9	100%

        During the three and nine months ended September 30, 2007, no single customer exceeded 10% of net sales. Cisco Systems, and its contract manufacturers collectively, was the only customer to exceed 10% of net sales in the three and nine months ended September 30, 2006, with $10.9 million, or 14% of net sales and $28.8 million, or 13% of net sales, respectively.

        Because of the acquisition, we have redefined our end-markets and reclassified certain customers. Net sales for the three and nine months ended September 30, 2007 and 2006 by end-markets under this new classification were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Communications	48%	60%	48%	62%
Instrumentation and Industrial	20%	31%	22%	29%
Server, Storage and Computer	15%	5%	15%	5%
Other	17%	4%	15%	4%

Total	100%	100%	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog and quarterly bookings were as follows, in millions:

Backlog and bookings	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
	(in millions)
Combined 180-day backlog	$91.2	$107.6	$102.9	$98.9
Combined 90-day backlog	$84.4	$91.8	$84.3	$89.1
Quarterly bookings	$118.1	$126.9	$124.5	$106.2

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Some customers may cancel or reschedule deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue due to a number of factors such as changing lead-times, flexibility of contract terms, and increasing VMI (Vendor Managed Inventory ("VMI"). Additionally, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period.) Since the acquired business is primarily engaged in the design, manufacture and sale of AC/DC products that are customized to a particular customer's application, lead times are longer and orders are often booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new VMI programs during the quarter ended September 30, 2007. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

        Gross Profit.    Gross profit and gross profit margin for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gross profit, in millions	$27.6	$25.7	$77.2	$72.3
Gross profit margin	21.0%	32.7%	20.4%	32.6%

        Gross profit increased $4.9 million to $77.2 million for the nine months ended September 30, 2007 from $72.3 million for the same period in 2006. As a percentage of net sales, gross profit decreased to 20.4% for the nine months ended September 30, 2007 from a gross profit of 32.6% for the same period in 2006. The decrease in gross margin during the nine months ended September 30, 2007 was primarily due to the following factors:

  •
  Our traditional Power-One business, excluding business associated with the acquisition, experienced unfavorable changes in sales mix and sales volume, as well as an overall decrease in the gross margin on these products, which negatively impacted our consolidated gross margin by approximately 6 points. The change in sales mix and decreased gross margin are a result of some of our new higher-volume programs which are in the early stages of their lifecycle and have not yet reached full production volumes as well as product rationalization resulting from mergers of certain customers.

  •
  With the acquisition, we experienced a decrease of approximately 4 points in our gross margin as the products sold by the acquired business are typically high-volume, custom products which carry a lower margin than products traditionally sold by Power-One.

  •
  Our gross profit for the nine months ended September 30, 2007 included a charge of approximately $3.5 million, or one margin point, related to the write-off of inventory. No significant amounts related to inventory were charged to cost of goods sold during the nine months ended September 30, 2006.

  •
  We incurred unplanned expediting charges for certain customers associated with the acquisition which accounted for a decrease in our gross margin for the nine months ended September 30, 2007. Also, we incurred costs related to inefficiencies in connection with the integration of the acquisition into our existing structure.

        Gross profit increased $1.9 million to $27.6 million for the three months ended September 30, 2007 from $25.7 million for the same period in 2006. As a percentage of net sales, gross profit decreased to 21.0% for the three months ended September 30, 2007 from a gross profit of 32.7% for the same period in 2006. The decrease in gross margin during the quarter ended September 30, 2007 was primarily due to the following factors:

  •
  With the acquisition, we experienced a decrease of 4 points in our gross margin as the products sold by the acquired business carry a lower margin than products traditionally sold by Power-One.

  •
  Our traditional Power-One business, excluding business associated with the acquisition experienced a change in sales mix, as well as an overall decrease in the gross margin of our products, which negatively impacted our margin by approximately 4 points. The change in sales mix and decreased gross margin are a result of some of our new higher-volume programs which are in the early stages of their lifecycle and have not yet reached full production volumes as well as product rationalization resulting from mergers of certain customers.

  •
  We recorded approximately $1.6 million in costs of goods sold related to the write-off of inventory during the three months ended September 30, 2007. No significant amounts related to inventory were written off during the three months ended September 30, 2006.

        Selling, General and Administrative Expense.    As a percentage of net sales, selling, general and administrative expense decreased to 15% for the nine months ended September 30, 2007 from 20% in the comparable period in 2006. Selling, general and administrative expense increased $12.8 million, or 28%, to $57.4 million for the nine months ended September 30, 2007 from $44.6 million for the same period in 2006. As a percentage of net sales, selling, general and administrative expense decreased to 14% for the quarter ended September 30, 2007 from 18% for the same period in 2006. Selling, general and administrative expense increased $3.6 million, or 25%, to $17.9 million for the quarter ended September 30, 2007 from $14.3 million for the same period in 2006.

        Selling expense increased $5.9 million, or 31%, to $24.7 million for the nine months ended September 30, 2007 from $18.8 million for the same period in 2006. Selling expense increased $1.3 million, or 21%, to $7.6 million for the quarter ended September 30, 2007 from $6.3 million for the same period in 2006. The increase in selling expense was primarily attributable to the costs associated with the acquired business during the quarter and nine months ended September 30, 2007.

        Administrative expense increased $6.9 million, or 26%, to $32.7 million for the nine months ended September 30, 2007 from $25.8 million for the same period in 2006. Administrative expenses increased as a result of approximately $5.0 million of costs associated with the acquired business during the nine months ended September 30, 2007. Administrative expenses also increased by approximately $2.2 million related to legal expenses in our patent infringement litigation against Artesyn Technologies, Inc during the nine months ended September 30, 2007 compared with the same period in 2006. The offsetting decrease in administrative expense of approximately $0.3 million was a result of cost cutting measures implemented during the year.

        Administrative expense increased $2.3 million, or 28%, to $10.3 million for the quarter ended September 30, 2007 from $8.0 million for the same period in 2006. An increase of approximately $1.3 million related to administrative expenses associated with the acquired business incurred during the quarter ended September 30, 2007. An increase of approximately $0.7 million in administrative expense during the quarter ended September 30, 2007 related to legal expenses in our patent infringement litigation against Artesyn Technologies, Inc compared with the same period in 2006.

        Engineering and Quality Assurance Expense.    As a percentage of net sales, engineering and quality assurance expense decreased to 10% for the nine months ended September 30, 2007 from 12% for the same period in 2006. Engineering and quality assurance expense increased $9.7 million, or 36%, to $36.7 million from $27.0 million for the nine-month period ended September 30, 2007 compared to the same period in 2006. As a percentage of net sales, engineering and quality assurance expense decreased to 9% for the quarter ended September 30, 2007 from 11% for the same period in 2006. Engineering and quality assurance expense increased by $2.8 million, or 31%, to $11.6 million for the quarter ended September 30, 2007 from $8.8 million in the comparable period in 2006.

        Engineering expense increased $6.5 million, or 30%, to $28.6 million for the nine months ended September 30, 2007 from $22.1 million for the same period in 2006. Engineering expense increased $1.9 million or 26% to $9.1 million for the quarter ended September 30, 2007 from $7.2 million for the same period in 2006. Engineering expense increased primarily due to costs associated with the acquired business incurred during the quarter and nine months ended September 30, 2007.

        Quality Assurance expense increased $3.2 million, or 62%, to $8.1 million for the nine months ended September 30, 2007 from $4.9 million for the same period in 2006. Quality assurance expense increased $0.9 million or 51% to $2.5 million for the quarter ended September 30, 2007 from $1.6 million for the same period in 2006. The increase in quality assurance expense was primarily due to expenses associated with the acquired business incurred during the quarter and nine months ended September 30, 2007.

        Amortization of Intangible Assets.    Amortization of intangible assets was $3.4 million for the nine-month period ended September 30, 2007 compared to $2.2 million for the same period in 2006. Amortization of intangible assets was $1.0 million for the quarter ended September 30, 2007 compared to $0.7 million for the same period in 2006. The increase in amortization expense was primarily due to amortization of intangibles resulting from the acquisition of the Power Electronics Group late in 2006.

        Restructuring and Asset Impairment.    During the nine months ended September 30, 2007, we recorded pre-tax restructuring charges of $3.0 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $1.7 million related to severance payments for a reduction in headcount, $1.0 million as contract termination costs related to facility closures, and $0.3 million related to consolidation of excess facilities and other contract termination costs. During the three months ended September 30, 2007, we recorded pre-tax restructuring charges of $1.0 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $0.7 million related to severance payments for a reduction in headcount and $0.2 million related to facility closures, and $0.1 million related to other associated costs. The charges were a result of our plan to restructure our organization domestically, as we move certain functions to our other existing facilities in low-cost locations.

        As a result of the restructuring, we recorded asset impairment charges of $0.5 million and $1.2 million for the three- and nine- month periods ended September 30, 2007, respectively, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These charges were incurred by our North American facilities primarily related to leasehold improvements, computer software and manufacturing equipment for facilities whose operations are being closed or downsized.

        No restructuring or asset impairment charges were recorded during the three- and nine- month periods ended September 30, 2006. During the nine months ended September 30, 2006, we reversed less than $0.1 million of restructuring charges related to previously reserved continuing lease obligations that we were not required to pay.

        Income (Loss) from Operations.    As a result of the items above, loss from operations was $24.4 million for the nine months ended September 30, 2007 compared with an operating loss of $1.6 million for the same period in 2006. Loss from operations was $4.4 million for the quarter ended September 30, 2007 compared with income from operations of $1.9 million for the comparable period in 2006.

        Interest Income (Expense), Net.    Net interest expense was $4.9 million for the nine months ended September 30, 2007, compared with net interest income of $1.6 million for the same period in 2006. Net interest expense was $2.1 million for the quarter ended September 30, 2007, compared with net interest income of $0.5 million for the same period in 2006. The net interest expense recorded during the three and nine months ended September 30, 2007 related to $50.0 million in term debt, carrying an effective interest rate of 11.4%, borrowed to finance the acquisition of the Power Electronics Group in October 2006, along with interest related to credit facilities and long-term debt obligations at the newly acquired entity. Net interest income recorded during the three and nine months ended September 30, 2006 related to interest earned on held-to-maturity and available for sale investments. We sold a large portion of these investments during the third quarter of 2006 to fund a portion of the acquisition.

        Other Income (Expense), Net.    Net other income was $2.0 million for the nine months ended September 30, 2007, compared with net other expense of $1.1 million for the same period in 2006. Net other income was $1.2 million for the quarter ended September 30, 2007, compared with net other expense of $0.3 million for the same period in 2006. Other income and expense recorded during the three and nine months ended September 30, 2007 includes a $0.6 million gain on the sale of an equity investment the Company held in one of its publicly-held Asian contract manufacturers. During the three and nine months ended September 30, 2006, the Company recorded a loss of approximately $0.4 million from the sale of debt securities. The remaining change in other income and expense between periods primarily relates to foreign currency fluctuations.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $2.6 million for the nine months ended September 30, 2007 compared with a tax benefit of $0.7 million recorded in the same period in 2006. Included in the nine months ended September 30, 2006 were benefits of approximately $1.6 million related to a tax refund and $1.1 million related to a favorable European tax ruling during the second quarter ended June 30, 2006.

        The provision for income taxes was $1.1 million for the quarter ended September 30, 2007 compared with a tax provision of $0.8 million recorded in the same period in 2006.

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

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $4.6 million, or 14%, to $29.8 million at September 30, 2007 from $34.4 million at December 31, 2006. Our primary uses of cash in the first nine months of 2007 consisted of $6.7 million for the acquisition of property and equipment,

$3.2 million related to net repayments on our long-term debt, credit facilities, bank overdraft and notes payable, and $2.1 million used in operating activities.

        Our primary sources of cash in the first nine months of 2007 consisted of $3.4 million related to cash proceeds from the sale of available-for-sale securities, and $1.4 million of cash received from Magnetek Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group, net of direct acquisition costs paid during the first nine months of 2007.

        Cash used in operating activities of $2.1 million included $5.6 million for cash paid for interest and $3.8 million of cash payments related to the Company's restructuring programs. In addition, cash provided by operating activities included a decrease in inventory of $5.8 million, a decrease in accounts receivable of $2.7 million and an increase in accounts payable and other liabilities of $1.2 million and $1.1 million, respectively.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $39.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 30, 2007, the total outstanding balance on all credit facilities was $26.8 million at a weighted average interest rate of 5.9%, and $2.0 million was committed to guarantee letters of credit. After consideration of these commitments, $11.0 million of additional borrowing capacity was available to us as of September 30, 2007. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time the newly acquired subsidiary has not been in compliance with its debt covenants and was not in compliance with financial covenants requiring a minimum EBITDA as a percentage of net revenue and maximum percentage of debt to equity at September 30, 2007. The $6.7 million outstanding balance under this credit agreement, as well as a $0.4 million long-term note payable through 2008 at a 6.0% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities since we have not sought a waiver and we therefore consider this debt callable by the bank at any time. We do not expect there to be a material adverse impact on our liquidity position related to this debt.

        At September 30, 2007, we were in compliance with all other debt covenants. At December 31, 2006, the total outstanding balance on all credit facilities was $25.7 million at a weighted average interest rate of 4.9%.

        At September 30, 2007, we also owed $51.0 million in principal and interest to PWER Bridge, LLC under a promissory note that we issued in connection with our acquisition of the Power Electronics Group. The Note is due and payable on April 23, 2008 but may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note accrues at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. In October 23, 2007, on the first anniversary date of the Note, a 1% maintenance fee accrued on the outstanding principal balance.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at September 30, 2007, were $3.1 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At December 31, 2006, amounts outstanding on the Company's long-term borrowing arrangements were $54.3 million.

        We currently anticipate that our total capital expenditures for 2007 will be in the range of $7 to $10 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We are currently exploring alternatives to refinance the $50 million term loan. However, if we are unable to refinance the $50 million term loan, or if the subsidiary debt in default with its covenants is called by the bank, it may be necessary to raise additional debt or equity.

        In the following sections of this Item 2., we identify and disclose all of our significant off balance sheet arrangements and related party transactions. We have no off balance sheet arrangements and do not utilize special purpose entities or have any known financial relationships with other companies' special purpose entities.

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

        Related Parties.    SF Holding Corp., an affiliate of both PWER Bridge, LLC, Stephens Insurance and Stephens Inc., is our largest stockholder. From time to time Stephens, Inc. has provided financial advisory services to us, although they provided no financial advisory services to us during the nine months ended September 30, 2007 and 2006. We paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the nine month ended September 30, 2007. No amounts were paid to Stephens Insurance during the quarters ended September 30, 2007 and 2006 or the nine months ended September 30, 2006. A former officer of Stephens, Inc. who is a current officer of The Stephens Group, an affiliate of Stephens, Inc., is on our Board of Directors. During the fourth quarter ended December 31, 2006, we borrowed $50.0 million from PWER Bridge, LLC to finance our acquisition of the Power Electronics Group of Magnetek, Inc. We recorded approximately $1.8 million and $4.3 million of interest expense in our consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter and nine months ended September 30, 2007, respectively. At September 30, 2007, we owed $51.0 million in principal and interest to PWER Bridge, LLC.

        We maintain minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the balance sheet in other assets under the equity method. The joint venture may purchase raw components and other goods from us and may sell finished goods to us as well as to other third parties. We record revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to us, no revenue is recorded. We also have significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to us. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters or nine months ended September 30, 2007 and 2006. We paid $1.8 million and $2.3 million for inventory purchased from the joint venture during the quarters ended September 30, 2007 and 2006, respectively. We paid $5.7 million and $5.8 million for inventory purchased from the joint venture during the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, we owed the joint venture approximately $3.9 million.

        One member of our Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom we sell products. During the quarters ended September 30, 2007 and 2006, we recognized revenue on sales to Benchmark Electronics in the amounts of $0.7 million and $0.3 million, respectively. During the nine months ended September 30, 2007 and 2006, we recognized revenue on sales to Benchmark Electronics in the amounts of $1.5 million and $0.9 million, respectively. At September 30, 2007, we were owed $0.7 million by Benchmark Electronics.

        We spent approximately $0.2 million during each of the nine month periods ended September 30, 2007 and 2006, for lodging Company personnel in a Dominican Republic hotel in which our President and Chief Operating Officer owns a non-controlling minority interest of less than 10%. Amounts paid to the hotel during the quarters ended September 30, 2007 and 2006 were immaterial.

        Summary of Contractual Obligations and Commitments. A summary of our future contractual payments related to lease obligations, non-cancelable open purchase orders and long-term debt as of September 30, 2007 is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Non-Cancelable Purchase Orders	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2007 (three months)	$1.7	$0.4	$0.6	$3.4	$6.1
2008	5.2	—	51.9	1.9	59.0
2009	3.3	—	0.2	—	3.5
2010	2.7	—	0.2	—	2.9
2011	1.7	—	0.2	—	1.9
2012 and thereafter	2.9	—	—	—	2.9

Total	$17.5	$0.4	$53.1	$5.3	$76.3

(1)
Approximately $4.9 million of the operating lease commitments above were reserved for in the restructuring charge accrual as of September 30, 2007.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

  For the year ended December 31, 2007, our calculation of estimated interest payments includes $0.9 million of interest payments contractually due between 2008 and 2013 related to a $6.7 million credit agreement, payable through 2013, and $0.4 million term loan, payable through 2008, that were reclassified from long term debt to current liabilities at September 30, 2007 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

        At September 30, 2007, the Company also has recorded a tax liability of $3.2 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at September 30, 2007 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 17.8)	$25.4	$—	$—	$—	$—	$—	$25.4	$25.4
Average Interest Rate	6.0%						6.0%
Variable Rate (CHF 1.7)	$1.4	$—	$—	$—	$—	$—	$1.4	$1.4
Average Interest Rate	3.9%						3.9%
Notes Payable:
Variable Rate (EUR 0.2)	$0.4	$—	$—	$—	$—	$—	$0.4	$0.4
Average Interest Rate	6.0%						6.0%
Long-term Debt:
Fixed Rate (USD)	$—	$50.0	$—	$—	$—	$—	$50.0	$50.0
Average Interest Rate		11.4%					11.4%
Fixed Rate (EUR 1.2)	$0.3	$0.7	$0.2	$0.2	$0.2	$—	$1.6	$1.5
Average Interest Rate	2.0%	2.0%	2.0%	2.0%	2.0%	2.0%
Variable Rate (EUR 1.0)	$0.3	$1.2	$—	$—	$—	$—	$1.5	$1.5
Average Interest Rate	5.4%	5.4%					5.4%

        Foreign Currency. A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 30, 2007, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

        As of September 30, 2007, the Company carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "forecast," "expect," "anticipate," "estimate," "plan," "intend," "continue," "will," "may," "can," "looking," "believe" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results are dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions. Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers' needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the ability to complete planned restructuring efforts in the time periods contemplated, and/or to achieve cost savings or other economic results expected from such restructuring efforts; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us, via litigation or comparable proceedings, of our intellectual property rights, most particularly relating to our digital power management products and technologies; the ability to integrate the Power Electronics Group into our existing operations and the distraction of management as a result of the integration and restructuring associated with that acquisition and other acquisitions; the possibility that current outstanding debt obligations may be called due before the date anticipated by the Company as a result of the Company's non-compliance with applicable debt covenants; the risk that current efforts to refinance existing debt may not result in a lowered or more favorable cost for said debt; the risk that current efforts to refinance existing debt may not be successful, forcing the Company to secure additional debt or pursue other debt-based and/or equity supported financing initiatives; the risk that the Company may not have immediately available funds to pay debt owed to PWER Bridge LLC when said debt is due and payable and may therefore be required to seek extension of the due date or other alternatives to pay off or avoid default on said debt; the costs related to that acquisition and other acquisitions; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as well as those set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

        Various pre-trial motions and procedural actions have been undertaken by both parties. Artesyn Technologies sought dismissal of the action by summary judgment in favor of Artesyn Technologies. Per ruling issued July 30, 2007, the court ruled against Artesyn Technologies on all summary judgment motions, and ruled that the case will proceed to a jury trial.

        By its own motion, the Company sought to have Emerson Electric Co. and Astec America, Inc. added to the trial as additional named defendants. Both Artesyn Technologies and Astec America, Inc. are wholly owned subsidiaries of Emerson Electric Co, and operate as part of and within Emerson Electric Co's. Emerson Network Power business unit. Additionally, the Company filed motions with the court to add additional products of Astec America, Inc. to the trial.

        In a related action, Astec America, Inc. initiated an action on August 6, 2007 in the United States District Court, Central District of California against the Company (CIV 048-46), in which Astec America, Inc. sought a declaratory ruling from the Court that certain products of Astec America, Inc. do not infringe the patents being asserted by the Company in the action against Artesyn Technologies in Texas, and that said patents are invalid. On September 26, 2007, the California court ruled in favor of Power-One on certain motions, and ordered the California proceedings transferred to the United States District Court, Eastern District of Texas.

        By Order dated October 11, 2007, the Texas Court denied the Company's motions to add Astec America and Emerson Electric Co. as defendants and to add the additional products of Astec America, Inc.

        The trial by jury in the original action in Texas by the Company against Artesyn Technologies commenced on November 6, 2007. A jury verdict is anticipated on or before November 21, 2007

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

Dated: November 8, 2007	POWER-ONE, INC.
	By:	/s/ JEFFREY J. KYLE Vice President—Finance, Treasurer and Chief Financial Officer (A Duly Authorized Officer and the Principal Financial Officer)

QuickLinks

POWER-ONE, INC. INDEX
PART I—FINANCIAL INFORMATION
  Item 1—Consolidated Condensed Financial Statements
POWER-ONE, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data, unaudited)
POWER-ONE, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands, except per share data, unaudited)
POWER-ONE, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands, unaudited)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
POWER-ONE, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands, unaudited)
POWER-ONE, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
  Item 6—Exhibits
SIGNATURES