Form 10-K
period 2007-12-30
POWER ONE INC
filed 2008-03-14
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 0-29454

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0420182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
740 Calle Plano Camarillo, California (Address of principal executive offices)	93012 (Zip code)

Registrant's telephone number, including area code (805) 987-8741

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on July 1, 2007, as reported by NASDAQ Global Market on that date was approximately $273,600,000

         As of March 7, 2008, 87,414,203 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A and relating to the registrant's Annual Meeting of Stockholders For Fiscal Year 2007, to be held on April 22, 2008, are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

        Unless the context indicates otherwise, all references herein to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

        This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "will," "can," "believe," "expect," "anticipate," "estimate," "plan," "intend" or "continue" or the negative or other variations of such terms or comparable terminology. We caution that the matters set forth under "Risk Factors," constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements.

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of power conversion and power management products, most of which are sold into the communications infrastructure, server/storage and other high technology markets. Our products are used to convert, process and manage electrical energy, in both alternating current ("AC") and direct current ("DC") form, to the high levels of quality, reliability and precision required by communications infrastructure and other equipment. With hundreds of different standard products and the ability to create custom products, we have one of the most comprehensive product lines in the power conversion and power management industry and are one of just a few companies that can power virtually every component and system of an infrastructure network.

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

  •
  DC power systems that are used by communications and Internet service providers to power and used as backup power for large communications infrastructure equipment;

  •
  DC/DC converters that modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment. Our DC/DC converters include high-density and low-density "brick" converters that are generally used to control power on communications printed circuit boards and also include Point-of-Load ("POL") converters that power devices within an Intermediate Bus Architecture as well as in other applications. Our Z-One® digital power management products fall into the DC/DC converter category;

  •
  Inverters for Renewable Energy ("RE"), also called Alternative energy ("AE") products that convert solar (photovoltaic or "PV") or wind energy into useable AC/DC power. (Note: while the industry uses both "AE" and "RE" terms, this document will only use "RE" or Renewable Energy); and

  •
  Additional products that include digital control products for motors and a variety of other application-specific specialty power products.

        We design power conversion and power management products primarily to meet the needs of communications and server/storage infrastructure equipment; industrial applications; high-end consumer and industrial appliances, and renewable energy inverters. We design our products to take lower quality power from the electrical grid and convert, process, and purify it to meet the quality demanded by the markets we serve. Our products can provide protection against power disturbances, fluctuations and outages. In addition, our products' compact designs are critical to our customers who need to minimize the space allocated to power conversion products within a system in order to maximize the space available for other components and subsystems.

        While approximately 43% of our sales were to our top ten customers in 2007, we sell our products to hundreds of direct customers and to other customers through our distribution channels worldwide. Our largest customer in 2007 was Cisco Systems and its contract manufacturers, which accounted for less than ten percent of our sales in 2007, 12.2% of our sales in 2006, and 15.1% of our sales in 2005. No other customer accounted for more than 10% of our sales during 2007, 2006, and 2005.

        In October 2006, we completed the acquisition of Magnetek, Inc.'s Power Electronics Group for approximately $69.4 million plus the assumption of approximately $27.8 million in debt. This highly strategic acquisition added a team of experienced engineers to our employee base, significantly enhanced our custom AC/DC design capabilities, expanded our product portfolio, broadened our customer list and markets, and provided us with a low-cost manufacturing operation in China.

        We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware in January 1, 1996.

Industry Background

        The power conversion and power management industry is highly fragmented and diverse. Manufacturers of power conversion and power management products are generally divided into two broad categories: those who sell to third-party customers (merchant) and those who sell for use in-house to other divisions within the manufacturer's own company (captive). We are a merchant power supply manufacturer whose products are sold to third parties.

        The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a more varied range of services, and increases in Internet usage and demand for broadband and wireless services contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion and power management products also grew. In 2001, however, the communications infrastructure industry entered into a severe, multi-year downturn that was characterized by delayed network deployments and upgrades by service providers and OEMs due to lower-than-expected demand for their products and services and a resulting oversupply of capacity and inventory. Due to the downturn, we experienced decreasing sales, price erosion, cancellation of orders, write-offs of excess inventory, restructuring charges and asset impairment charges. In recent years, however, we have experienced significant revenue growth due to mainly acquisitions, but also organic growth that we believe has been higher than the industry growth rate.

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

        Increasing Demand for High Conversion Efficiencies.    Recent developments in the European Union ("EU"), the United States and China to cut energy consumption will increase the demand for digital power. The use of digital control techniques can contribute to improved conversion efficiencies of AC/DC power supplies across a wide range of conditions.

        Increasing Demand for Renewable Energy.    The global demand for harvesting power from the sun (called solar or photovoltaic energy) and wind to be converted into useable power is one of the fastest growing markets due to increasing energy costs and concern for the overall environment. Additionally, the cost of renewable energy is decreasing and with many countries offering incentives to individuals and companies, we expect this market to expand rapidly throughout the world.

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

        Proliferation of Distributed Power Architecture and Intermediate Bus Architecture, as well as the Trend Toward Power Management Rather than Simple Power Conversion.    Traditional power supply architecture uses a single power supply and then distributes power through a cable of wires to various individual components and subsystems dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment to reduce "hot spots" in the system. At the same time, newer-generation communications technologies utilize semiconductors that require lower voltages than previous-generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals because as power increases and voltage decreases, the current level increases and therefore the cable thickness increases, often to an unacceptable size.

        Distributed Power Architecture, or DPA, is a technology that has been developed to address this technical issue. DPA uses a simpler front-end power supply that converts AC voltage into a high-level DC voltage, typically 48 volts, thus allowing a smaller cable to be used within a system to distribute power and then uses DC/DC "brick" converters that are placed throughout the system close to the devices that actually use power and reduce the voltage to the precise amount needed by the devices. Furthermore, DPA helps to diversify the risk within a large communications system. While the failure of a traditional centralized power supply could jeopardize the entire system, the failure of a single DC/DC brick converter in a DPA system may only affect those few individual components that it serves. Finally, because there are many DC/DC brick converters within a system, DPA allows for greater flexibility by permitting part of the system to be reconfigured or upgraded without requiring a major change to the overall system.

        More recently, a modified version of DPA called Intermediate Bus Architecture, or IBA, has emerged, which addresses the number of different and lower voltages required by different systems. Instead of using multiple DC/DC brick converters that have a typical input of 48 volts and low output voltages of less than 3 volts, the IBA uses a single brick converter with an input of 48 volts and an intermediate output voltage (typically between 12 volts and 3 volts) that is then transmitted to multiple DC/DC Point-of-Load (POL) converters, each of which converts the intermediate voltage to the voltage required by the local devices (typically 3 volts or less). During 2003, we announced that we would develop highly innovative and efficient silicon-based solutions for next generation DC/DC power management products in the IBA market and we created our maXyz® product line specifically for the IBA market. In 2004 we introduced our Z-One® digital power management architecture and related products as part of the maXyz product line.

        We believe the needs of modern communication systems will increase the demand for power management products.

Our Competitive Advantages

        We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are as follows:

        Broad Product Line.    We offer hundreds of products ranging in power from one watt to a half-megawatt. Our smaller products are no larger than a fingernail, while our larger DC power systems and RE inverters fill an entire cabinet. With millions of potential current and voltage configurations, our broad product line offers our customers a one stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network.

        Leading Design and Development Capabilities.    There are a limited number of highly-skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative of such engineers through our hiring efforts and through strategic acquisitions, including our October 2006 acquisition of Magnetek, Inc.'s Power Electronics Group. Furthermore, we have been effective at maintaining a high retention rate among our technical staff. This team of engineering talent has allowed us to consistently upgrade to new generations of power conversion and power management products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA and IPA technology. We believe that our Z-One digital power management architecture has created a first-to-market competitive advantage for us, although certain of our competitors have developed alternative or competing products and promote such products via a competing strategic alliance and open-standards consortium. We have been diligent in seeking to secure patent and other intellectual property rights for the technology that we have developed and implemented in our Z-One digital power management architecture and products, and we have also been diligent in protecting those rights. In 2007 we received a favorable jury verdict in our patent infringement litigation against a major competitor that announced and introduced a product that the jury found infringed upon certain of our intellectual property rights as secured in certain U.S. patents issued to us. See "Item 3. Legal Proceedings" for a description of Artesyn Technologies legal proceedings and other pertinent matters.

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

        Changing Customer Needs.    Manufacturers and service providers are facing greater competition to accelerate the time-to-market for their new products and are increasingly expected to produce newer generations of products in a shorter period of time. As a result, many customers, especially smaller-sized, are likely to purchase from suppliers who can offer a broad range of standardized power conversion products. Although larger-size customers also need standard products, for extremely high volume, they may opt for custom products, which tend to be lower cost. Manufacturers of communications infrastructure and other higher technology equipment are also focusing more on their core competencies and therefore increasingly are outsourcing the manufacture of power conversion and power management products to more efficient suppliers. Consequently, these customers are moving towards sourcing from the limited number of suppliers who can meet all of these needs, i.e., both standard and custom products.

Our Strategy: Powering the High Technology and Communications Markets

        Our primary objective is to become one of the worldwide leaders in power conversion and power management equipment for the global communications, high technology, and renewable energy equipment markets. To achieve this objective, we plan to do the following:

        Expand Product Lines, Including DPA/IBA Products and Renewable Energy Inverters.    We provide one of the most comprehensive lines of power conversion and power management products, including DPA/IBA and renewable energy products. Our products are increasingly being designed into infrastructure equipment. We believe that we have good relationships with our customers, including leading infrastructure equipment manufacturers, and through these relationships we can work with our customers to understand their changing product needs in order to proactively develop leading technology products for them. We intend to continue our extensive research and development program to improve our products' performance and expand the breadth of our product offerings. Our Z-One digital power management products, bricks, and POLs play key roles in this strategy. In the area of Renewable Energy inverters, we led the field with our efficiency ratings from the California Electric Commission in 2007. This high efficiency provides a faster return on investment to the user.

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

        Continue to Invest in Strategic Businesses and Technologies.    We plan to selectively invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs or expand our customer base in the communications infrastructure equipment market. We believe the fragmentation of the power conversion and power management product industry presents opportunities for further consolidation. In addition, we are investing aggressively in research and development initiatives to create next-generation power conversion and power management products and continuing to invest in advanced technologies to enable significantly smaller power conversion products, higher efficiencies and better performance in controlling and managing power on communications-oriented printed circuit boards and other products. We continue to earmark a significant portion of our overall research and development budget to develop technology.

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

        In 2005, we introduced our Z-1000 product line, which includes power conversion and power management products that contain many, but not all, of the same features as the Z-7000 products, and we market the Z-1000 products for customers' mid-range applications.

        In 2006, we redesigned our digital power manager to be one-sixth the size of its predecessor, and we further increased the capability of the system by adding functionality that allows the control of devices manufactured by third parties. This provides the ability of the Z-One architecture to integrate with existing analog systems to provide customers with more flexibility and further enables adoption to a broader range of customers and applications.

        In 2007, we entered the commercial solar market a series of inverter products that range in power from 50kW to 300kW. The solar or photovoltaic ("PV") market is an extremely fast-growing market with significant opportunities, especially in Europe.

Our Products

        We design, develop, manufacture and market power conversion and power management products. All of our products are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment but, power conversion products generally convert one voltage into another voltage, whether AC-to-DC and DC-to-AC or DC-to-DC, while power management products generally manage multiple voltages and provide other functionality.

        Depending on our customer's needs, including the balancing of cost and time-to-market of new products, we offer standard, modified-standard and custom-designed products. Standard products refer to products that are standard to a particular manufacturer, while modified-standard products refer to standard products of a manufacturer that can be easily modified to meet a customer's particular application. Because they have already been designed and manufactured, standard and modified standard products allow our customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from "scratch" to meet the specifications of a unique customer application and may require significant tool and die costs and four-to twelve-month lead-times from conception through production.

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8th-brick, and is now being replaced by a 1/16th-brick or even smaller product in some applications. Each successive product is smaller and somewhat less costly than its predecessor, but has usually retained or expanded the functionality of its predecessor. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may continue to negatively impact gross margins and result in inventory write-offs. Price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

        Our products can be classified into the following main groups: AC/DC power supplies, DC/DC converters, DC power systems, renewable energy inverters, and a category of other products, including smart motor control. Our Z-One silicon board power management products fall into the DC/DC converter category. These categories can be distinguished based on their location within a system, size and function.

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

DC/DC converters ("Bricks") and POL converters:

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

DC power systems:

  •
  can be either stand-alone units that are external to the equipment or sub-systems (commonly called "racks") that are integrated into a system;

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

Renewable Energy (RE), also called Alternative Energy products:

  •
  are generally stand-alone units that are sometimes called "inverters." These products are DC-to-AC converters that convert DC voltage from solar arrays, wind generators, or fuel cells into useable AC power; and

  •
  range in size from a briefcase to a large cabinet.

        We organize these products into two product lines, referred to as "embedded products" and "power systems." Embedded products include AC/DC power supplies, DC/DC converters (including "brick" converters and POL converters), and smart motor control. Power systems products include DC power systems and Renewable Energy products.

Structure

        In 2005, we restructured and integrated most of our operations into a single integrated business. The most significant components of the restructuring involved the elimination of most of the DC power systems operations in Norway through their integration into our other existing locations and the elimination of certain manufacturing operations in North America through their transfer to our other existing locations or to contract manufacturers. Our digital engineers are focused on developing next-generation software and digital power management products,

        The Power Electronics Group of Magnetek (the "acquisition" or "acquired business") acquired by Power-One in late 2006 is now integrated into our businesses. We have assimilated sales and marketing into the appropriate sectors and some products designed by the acquired business are manufactured in traditional Power-One facilities and vice versa. The engineering team in Italy is focused on developing Renewable Energy products and custom AC-DC solutions.

        During 2007, we entered into a restructuring plan for which we expected to reduce our fixed spending by approximately $20 million annually by significantly downsizing the Company's operations in North America, as certain functions were moved to other existing Power-One facilities in low-cost locations, and we reduced operations and overhead in other foreign locations. We expect to fully realize the anticipated savings by the end of the first fiscal quarter of 2008. During the year ended December 30, 2007, we recorded pre-tax restructuring charges of $3.1 million and $1.2 million in asset impairment costs relating to restructuring activities, costs to transfer production to our low cost facilities and charges related to impairment of assets at facilities that are being downsized.

Customers

        We sell our power conversion and power management products to a diversified group of hundreds of equipment manufacturers, including contract manufacturers. Cisco Systems and its contract manufacturers accounted for less than ten percent of our sales in 2007, 12.2% of our sales in 2006, and 15.1% of our sales in 2005. No other customer accounted for more than 10% of our sales during these periods.

        Our top 10 customers accounted for approximately 43% of net sales in 2007, 36% of net sales in 2006, and 36% of net sales in 2005. Our "Other" market segment category includes Smart Motor Control and Renewable Energy markets. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended
	December 30, 2007	December 31, 2006
Communications	48%	59%
Instrumentation and Industrial	21%	27%
Server, Storage and Computer	15%	7%
Other	16%	7%

Total	100%	100%

        Our customers are located throughout the world, and the following table summarizes our revenues in different geographic locations for our two product lines (in millions):

	Years Ended
	December 30, 2007			December 31, 2006			January 1, 2006
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)
North America	$152.2	$10.9	$163.1	$109.0	$12.7	$121.7	$91.8	$14.9	$106.7
Italy	57.7	0.2	57.9	15.4	—	15.4	—	—	—
Other European countries	78.1	76.7	154.8	59.1	54.2	113.3	50.1	43.5	93.6
Malaysia	25.1	2.5	27.6	30.3	0.9	31.2	25.5	1.0	26.5
Other Asian countries	74.6	25.5	100.1	32.7	18.4	51.1	18.9	11.0	29.9
Other	1.1	7.0	8.1	0.5	4.8	5.3	0.2	4.7	4.9

Total	$388.8	$122.8	$511.6	$247.0	$91.0	$338.0	$186.5	$75.1	$261.6

(a)
Revenues are attributable to countries based on location of customer.

Long-lived Assets

        The following is a summary of our long-lived assets by geographical locations, in millions:

	December 30, 2007	December 31, 2006
Long-Lived Assets:
United States	$44.1	$48.1
Italy	57.2	47.9
Switzerland	16.8	14.5
Dominican Republic	10.0	14.0
China	7.4	9.4
Slovakia	6.6	7.2
Other	3.5	5.8

Total	$145.6	$146.9

        See Note 15. of Notes to our Consolidated Financial Statements for more information on our geographic information and "Item 1A. Risk Factors—Much of our business is subject to risks associated with operations in foreign countries" for risks relating to our foreign operations.

Sales and Marketing

        We market our products through a global sales force. We have direct sales offices in Europe, North America, Asia, Middle East, and Australia. These direct sales offices are augmented by an extensive network of manufacturers' representatives and distributors.

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

Research, Development and Engineering

        We have spent and anticipate spending significant capital on research and development efforts to develop new power conversion technology. We spent approximately $27.2 million on research and development ("R&D") in 2007, approximately $21.7 million in 2006, and approximately $22.0 million in 2005. We have established engineering and design centers in areas that are strategically located for servicing our customers and where we have strong access to technical talent. Our engineering and design centers in the United States are located in Camarillo and Carlsbad, California. We also operate engineering and design centers in Santo Domingo, Dominican Republic; Uster, Switzerland; Dubnica, Slovakia; Tuscany, Italy; and Shenzhen, China. Additionally, we have engineering staff on site in each of our manufacturing facilities. Finally, we have engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly increased our product development processes and production capacity, and we believe it has also improved our product quality. In addition, we have outsourcing arrangements with contract manufacturers in Asia.

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

        As our customers' operations expand internationally, they increasingly require that their power products meet or exceed established international safety and quality standards. We therefore design and manufacture our power conversion and power management products in accordance with the certification requirements of many international agencies, including the Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market. In addition, various products may be tested to Network Equipment-Building System requirements for the U.S. telecommunications market and to European Telecom Standard Institute requirements for the European Union telecommunications market.

        We have manufacturing operations in the Dominican Republic, Slovakia, Italy, and China. Production of our silicon-based products is entirely outsourced to contract manufacturers. All of our manufacturing facilities are ISO certified. In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world, although most of our contract manufacturers are located in Asia.

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

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. We do not maintain long-term contracts with most customers and they have some freedom to cancel or modify their orders. We also derive a significant portion of our revenues from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period). In addition, customers on our Vendor Managed Inventory ("VMI") programs exercise discretion as to the timing of inventory consumption. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on its forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower book-to-bill ratio, and higher finished goods inventory. As such, we believe that backlog may not necessarily be a reliable indicator of future results.

Competition

        The power conversion and power management industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they produce. We believe that the principal bases of competition in our targeted markets are breadth of product line, stability and reputation of the provider, along with cost. Our main competition includes companies located throughout the world, including Emerson Electric, Delta Electronics, and Eltek, and in the renewable energy markets, SMA.

Intellectual Property Matters

        We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 121 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 11 U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant.

Employees

        At December 30, 2007, we employed 4,159 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	2,901
Engineering	498
General and administrative	353
Sales and marketing	190
Quality assurance	217

Total	4,159

        We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Company Website, Corporate Governance Website and Access to Company Filings

        We post all of our periodic reports on Form 10-K and 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 on our website at www.power-one.com as soon as reasonably practicable after we file or furnish the reports with the Securities and Exchange Commission. Access to these reports is free of charge. In addition, we maintain a Corporate Governance section on our Website to provide the investor community with easy access to relevant information about our corporate governance. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Richard J. Thompson	58	Chief Executive Officer
Brad W. Godfrey	48	President and Chief Operating Officer
Jeffrey J. Kyle	46	Vice President—Finance, Treasurer and Chief Financial Officer
Alexander Levran	57	Chief Technology Officer
Randall H. Holliday	58	Secretary and General Counsel

(1)
As of March 14, 2008

        Richard J. Thompson.    Mr. Thompson joined us as our Chief Executive Officer in February 2008. Before joining us, Mr. Thompson served as a member of the Company's Board of Directors since August 2007. Mr. Thompson will continue to serve on the Board of Directors following his appointment as the Company's Chief Executive Officer, but he resigned as a member of the audit committee of the Board of Directors effective upon his becoming an employee of the Company. Mr. Thompson served as Senior Vice President, Finance and Chief Financial Officer of American Power Conversion Corporation (acquired by Schneider Electric in February 2007) from May 2005 to March 2007. Prior to joining American Power Conversion Corporation, Mr. Thompson served as Chief Financial Officer, Secretary and Treasurer of Artesyn Technologies for fifteen years.

        Brad W. Godfrey.    Mr. Godfrey, who joined us in 1988, was appointed President and Chief Operating Officer in February 2006. During his tenure with us, he has held a variety of positions of increasing responsibility and scope within the Company, including Senior Vice President—Global Operations. He served as the CAPS Division President from July 2003 until February 2006.

        Jeffrey J. Kyle.    Mr. Kyle, who joined us in January 2003 and served as the Vice President, Operations, in our Silicon Power Solutions business unit, was appointed Vice President—Finance, Treasurer and Chief Financial Officer in March 2007. Prior to joining the Company, Mr. Kyle served as Vice President of Operations, NAND products, SanDisk Corporation, a U.S. public company that designs, manufacturers and sells industry-standard flash memory data storage products, from 2001-2002, and as Vice President, Materials, SanDisk Corporation, from 1999-2001.

        Alexander Levran.    Dr. Levran joined Power-One, Inc. in January 2007 as Chief Technology Officer. Dr. Levran previously served as Executive Vice President and Chief Technology Officer of Magnetek, Inc. from July 1993 to December 2006. Dr. Levran received his B.S.E.E. in 1973, and M.S.E.E. in 1979 from Technion-Israel Institute of Technology, Haifa, Israel. He received his Ph.D. in

Electrical Engineering in 1982 from Polytechnic Institute of NY. Dr. Levran is a Director of the Power Sources Manufacturers Association, and is active in other industry associations and standards bodies. Dr. Levran holds a number of U.S. and foreign patents in the field of power conversion and electronics.

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

ITEM 1A—RISK FACTORS

We have a history of operating losses and our future profitability is uncertain; this may have a harmful effect on our business and the value of our common stock.

        We have incurred losses for the last seven fiscal years. For the years ended December 30, 2007, December 31, 2006 and January 1, 2006, we had a net loss of $36.4 million, $14.7 million and $38.3 million, respectively. As of December 30, 2007, we had an accumulated deficit of $456.2 million. In order to compete in the market place, we have invested significant capital in broadening our product base, including through the 2006 acquisition of the Power Electronics Group of Magnetek Inc., as well as in various research and development efforts. We expect to continue to invest in our business. In addition, we have incurred charges and expenses related to various restructuring efforts. For example, during the year ended December 30, 2007, we recorded pre-tax restructuring charges of $3.1 million and $1.2 million in asset impairment costs relating to restructuring activities, costs to transfer production to our low cost facilities and charges related to impairment of assets at facilities that will be downsized. We may incur more expenses in the future relating to other restructuring plans which may impact our ability to achieve profitability, and the current business environment together with the investments we are making in our business as well as our restructuring activities may increase the time it takes us to reach profitability. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and capital expenditures, and may require additional funding in the future.

        We had positive cash flow from operations of $2.6 million for the year ended December 30, 2007, but we had negative cash flow from operations of $25.9 million and $5.3 million, for the years ended December 31, 2006 and January 1, 2006, respectively. At December 30, 2007, the principal amount of our outstanding long-term debt was $52.9 million, approximately $2.3 million of which becomes due in 2008. In addition, we expect to increase our operating expenses and capital expenditures over the next several years as we expand our research and development efforts to develop new technology, invest in manufacturing equipment and process improvements, and make additions and upgrades to our facilities and information technology infrastructure. Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt or other expenses, we may be required to refinance the debt, or obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. Without such financing, our ability to operate our business, and the scope of strategic alternatives and initiatives available to us, would be adversely impacted.

We may seek to raise additional funding through private or public sales of equity securities, which could have a dilutive and other negative effects on our existing stockholders.

        If we seek to raise additional funding through equity financing in the future, the percentage ownership held by existing stockholders would be diluted. In addition, new investors may demand rights, preferences or privileges that differ from, or are senior to, those of our existing stockholders, such as warrants in addition to the securities purchased and other protections against future dilutive transactions.

Covenants in our debt instruments may adversely affect us.

        Our bank credit and other debt agreements contain financial and other covenants, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization. Our outstanding debt agreements contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        From time to time in the past we have been in default of certain of these covenants, and there can be no assurances that we will not be in default in the future. A breach of any of these covenants could result in a default under our credit and other debt agreements. Upon the occurrence of certain defaults under any of the agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable and our lenders could terminate any commitments to extend further credit thereunder. In the past, the lenders have not taken action in respect of any defaults, but there can be no assurance that they will not do so in the future. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities, notes payable and long-term debt. Any future debt that we incur may contain covenants that are restrictive to our financial flexibility or operations.

Changes in demand or downturns in the volatile and cyclical communications infrastructure and server/storage industries could affect our business and profitability.

        A majority of our sales in the past several years have been to companies in the communications infrastructure industry. We expect our sales to communications infrastructure companies to continue to be significant in the future, and we are also pursuing customers in other industries, including the server/storage industry and the renewable energy market. All of these industries are highly cyclical and may experience downturns. We have experienced such downturns in the past, and we cannot predict when we may experience such downturns in the future. These industries also experience volatility, and future volatility as well as downturns in any of these industries, or any failure of these industries to recover from downturns, could materially harm our business and profitability. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our products.

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

        We operate in an industry that is generally characterized by intense competition. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsaleable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we have factored additional price erosion into our forecasts.

Our inventory levels may be too high or too low, reducing our profitability.

        During periods of growth and high demand for our products, we may not have adequate supplies of inventory on hand to satisfy our customers' needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and therefore may not have adequate levels of the components and other materials that we require to build products so that we can meet our customers' needs. As a result, it may take us longer to procure sufficient components for building products than our customers are willing to accept, and we therefore may lose sales. This could negatively affect our profitability.

        We may choose to mitigate this risk by purchasing and maintaining higher inventory levels in order to better meet our customers' needs during these periods of growth and high demand. However, increased inventory levels could lead to increases in excess and obsolete inventory if these periods of high demand do not materialize or if there are unexpected changes to our product mix or our forecasts are otherwise inaccurate. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written-off, and this in turn could reduce our profitability.

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

        During 2003, we began developing next-generation DC/DC products, and launched our first major digital power management products during 2004. Many of these new products are based on silicon technology, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. While we believe that our technology is ahead of our competitors, and is protected by adequate intellectual property rights, some of our traditional competitors have formed a consortium with other power supply and semiconductor technology companies to address the same market as we are seeking to address. This consortium has created doubt about our technology and products in the marketplace. In addition, although we have licensed our technology to other companies in order to address customers' second source concerns, there can be no assurance that sufficient quantities of our products will be available. The market has yet to fully accept our technology and adoption rates have been and may continue to be slower than expected. Our inability to properly assess developments in the communications infrastructure industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs.

Vendor managed inventory programs give rise to variability in our revenue and operating results.

        Certain significant customers are on vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customer's forecasts and the inventory is physically located at a site controlled by the customer, but the sale of product does not occur until the customer uses the inventory. We therefore cannot predict when the sale may occur, and this in turn may result in variability in our net sales and operating results and higher inventory balances.

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

        Historically, a few customers accounted for a material portion of our net sales each year. Cisco Systems and its contract manufacturers represented less than ten percent and approximately 12% of our net sales in 2007 and 2006, respectively. For 2007 and 2006, our top five original equipment manufacturers customers accounted for approximately 28% and 27% of our net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failures, or if our product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

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

        We also transfer the production of certain products between our internal factories as well as between our contract manufacturers. These product transfers may cause delays in the production and shipment of certain products. Furthermore, due to the amount of time often required to qualify manufacturers, assemblers and testers, both on our part and by certain customers of ours, we could experience delays in the shipment of our products to customers and distributors if we are forced to find alternative third parties to manufacture, assemble or test products. These delays could adversely affect our business and profitability.

Environmental, health and safety laws may restrict our operations.

        We are subject to local laws and regulations in various regions in which we operate, including for example the United States, the European Union ("EU") and China. There are certain risks we face in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive ("RoHS"), Waste Electrical and Electronic Equipment Directive ("WEEE"), and Regulation No1907/2006 on the

Registration, Evaluation, Authorization of Chemicals ("REACH") that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives, however the authorities have the ability to review and challenge our compliance which could result in additional costs. We face risks that our products may not be compliant with any new directives, which may result in reduced sales and also in additional excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for which there is reduced demand and that we may need to write down. Costs of compliance with environmental, health and safety laws may also have a material adverse impact on our net sales and operating results.

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

        We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. Our competitors may, however, misappropriate our technology or independently develop technologies that are as good as, or better than, ours. Additionally, the laws of some foreign countries may not protect our proprietary rights as much as U.S. laws do. We currently own patents and continue to apply for additional patents, but the applicable governing patent office may reject some or all of our patent applications. The patents that we ultimately receive may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop.

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

        During 2005 we initiated legal proceedings against two companies whom we accused of having products that infringed on some of our patents in the area of digital power management. See Item 3. Legal Proceedings for a description of the Artesyn technologies and Astec America legal proceedings. Post-jury verdict motions have been filed and a ruling on post-trial motions is expected to be issued by the end of March 2008. There can be no assurance that the judicial system will uphold our patents or provide us with the full remedies and relief we seek. We may incur significant costs in the current proceeding protecting our technology though the judicial system, which costs may not be recouped through damages awards, settlements, royalties or other payments.

        Additionally, we may bring suit against additional companies in the future whom we believe violate our intellectual property, further increasing our costs. In addition, competitors (either individually, or via alliance-type arrangements) may release infringing product(s) prior to or after any court ruling or other judicial action which upholds or supports our intellectual property rights, with the goal of securing market share with competing product. Significant costs associated with litigation, slower-than-expected adoption rates of our new product, and competitor introductions of competing product could individually or in combination have a material adverse impact on our operating results.

We are subject to risks associated with company and technology acquisitions, divestitures, joint ventures and strategic investments.

        On October 23, 2006 we completed our acquisition of the Power Electronics Group of Magnetek, Inc., and we may in the future continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments could require us to incur significant costs and cause diversion of management's time and resources for which economic and opportunity costs cannot be recouped if the transactions do not occur. Future transactions by us could result in the following consequences:

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

  •
  other acquisition-related expenses.

        We may also encounter difficulties in integrating acquired businesses and assets with our operations. Certain acquisitions include business operations located in various countries around the world, and integrating such geographically dispersed businesses presents additional communications, management, logistics, and cultural challenges. In addition, newly acquired assets or operations may include new businesses or legacy product lines with which we have minimal or no prior experience. Our management may need to spend resources gaining the experience to integrate these businesses and product lines with our existing ones.

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

We may experience disruptions in our business in connection with the conversion of our facilities to the Oracle ERP system.

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

Our success depends on our ability to retain our senior management and to attract and retain key technical personnel and integrate new management personnel.

        If we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide, and we believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. We have recently made some changes to our senior management and it may take time for the new management team to be able to work together effectively to successfully develop and implement our business strategies. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and we cannot assure you that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives. Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until new management become familiar with our business.

Much of our business is subject to risks associated with operations in foreign countries.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations, including those of the recently acquired Power Electronics Group of Magnetek, Inc., are located outside of the United States. For example, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. We expect to continue to build, acquire or move operations to lower cost locations, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business or in which we have customers, suppliers, or contract manufacturers could:

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

  •
  Impose tariffs, quotas, taxes, other market barriers; or

  •
  Impose other laws, regulations or policies adversely affecting trade, investment or taxes, including those relating to the repatriation of funds and to withholding taxes.

        In addition, because of our international operations, we face additional risks such as:

  •
  Currency risk, since we increasingly receive payments and purchase components in foreign currencies, and we have historically not engaged in foreign currency hedging activities;

  •
  Compliance with laws and regulations in various regions in which we operate, including Management Measures on Electronic Information Product Pollution Control issued by China and Waste Electrical and Electronic Equipment Directive ("WEEE"), Restriction of Certain Hazardous Substances Directive ("RoHS"), and Regulation No1907/2006 on the Registration, Evaluation, Authorization of Chemicals ("REACH") set forth by the European Union during 2005, 2006, and 2007 respectively;

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

New technologies could result in a decrease in demand for our products, and we may not be able to develop new products to satisfy changes in demand which could result in a decrease in net sales and a loss of market share.

        The markets in which we operate are subject to rapid technological change. Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands which could result in a decrease in our net sales and a loss of market share to our competitors.

We may fail to capture customers in the new markets that we are pursuing.

        We are pursuing customers in new markets, most notably for our digital power management products, renewable energy, and in the server/storage industry. While we have secured design wins from significant players in these industries in the past, there can be no assurance that these design wins will turn into revenue in the quantity or timeframe projected. We have made investments in our infrastructure, increased our operating costs and have forgone other business opportunities in order to service these new potentially significant customers. Failure of these design wins to translate into revenue in the quantities or timeline projected could have a materially adverse impact on our revenue and operating results.

We have in place a stockholder's right plan, and certain provisions in our charter documents and Delaware law may hinder or prevent a change in control of our company.

        Certain provisions of our Certificate of Incorporation and Bylaws could make it difficult for a third party to obtain control of the Company. For example, stockholders must timely inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. In addition, only our directors have the ability to call a special meeting of our stockholders, and our Certificate of Incorporation requires approval of the holders of at least 75% of our voting stock, together with the approval of the holders of the majority of our voting stock (exclusive of stock held by holder of 5% or more of our stock), to amend certain provisions. Subject to the rules of the NASDAQ Stock Market, our Board of Directors may also be able to issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, we have a stockholder rights plan that allows our stockholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our Board of Directors. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

        In addition to our stockholder rights plan and provisions in our charter documents, Section 203 of the Delaware General Corporation Law prohibits transactions between a Delaware corporation and an "interested stockholder," which is defined as a person who, together with any affiliates or associates, beneficially owns, directly or indirectly, 15% or more of the outstanding voting shares of a Delaware corporation. This provision prohibits certain business combinations between an interested stockholder and a Delaware corporation for a period of three years after the date the stockholder becomes an interested stockholder, unless:

  •
  either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder is approved by the corporation's board of directors prior to the date the interested stockholder becomes an interested stockholder;

  •
  the interested stockholder acquired at least 85% of the voting stock of the corporation (other than stock held by directors who are also officers or under certain employee stock plans) in the transaction in which the stockholder becomes an interested stockholder; or

  •
  the business combination is approved by a majority of the board of directors and by the affirmative vote of 66.66% of the outstanding voting stock that is not owned by the interested stockholder.

        For this purpose, business combinations includes mergers, consolidations, sales or other dispositions of assets having an aggregate value in excess of 10% of the aggregate market value of the consolidated assets or outstanding stock of the corporation, and certain transactions that would increase the interested stockholders' proportionate share ownership in the corporation.

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

Decline in the trading price of our common stock could indicate that our goodwill and other intangible assets are impaired and we may be required to record a significant charge to operating income.

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test our goodwill and intangible assets deemed to have an indefinite life for impairment annually and when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in the industries we serve. We may be required to record a significant charge that will have a material adverse impact to our operating results during the period in which any impairment of our goodwill or intangible assets is determined.

        We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K management's report on internal control over financial reporting and an attestation by our independent registered public accounting firm on our internal control over financial reporting. Ongoing compliance with these requirements is complex, costly and time-consuming. We may be subject to regulatory sanctions and our reputation may decline if we fail to maintain effective internal control over financial reporting, if our management does not timely assess the adequacy of such internal control, or if our independent registered public accounting firm does not timely attest to the evaluation.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	65,000	82	Administration, R&D, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	192,000	1,399	Administration, Manufacturing and Assembly, Warehousing, R&D
Dubnica Nad Vahom, Slovakia	245,000	771	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Valdarno, Italy	170,000	533	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales
Baoan, China	245,000	795	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales
Shenzhen, China	145,000	202	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. Post-jury verdict motions have been filed by both parties seeking a variety of remedies and judgments of the court. Ruling on post-trial motions are expected to be issued before the end of March 2008.

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation.

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the earliest stages of discovery.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. Proceedings are pending before the applicable Italian civil court.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 30, 2007.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the NASDAQ Global Market and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended
	December 30, 2007		December 31, 2006
	High	Low	High	Low
First Quarter	7.77	5.30	7.20	5.24
Second Quarter	5.64	3.44	7.98	5.63
Third Quarter	5.30	3.55	7.34	5.35
Fourth Quarter	5.86	3.64	8.00	6.74

        As of March 3, 2008, there were 12,905 holders of record of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Under the PWER Bridge, LLC Amended and Restated Loan Agreement, we are prohibited from paying any dividends without prior approval by PWER Bridge, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained under the caption "Equity Compensation Plan Information as of December 31, 2007" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and such information is incorporated herein by reference.

Performance Graph

        The following performance graph compares the yearly percentage change in the Company's cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. ("RDG") Technology Composite Index for each period from December 31, 2002 through December 31, 2007. The comparison is based on the investment of $100 in each stock or index on December 31, 2002 and includes the reinvestment of dividends. The total return on the common stock is measured by dividing the difference between the common stock or index price at the end and the beginning of the measurement period by the common stock or index price at the beginning of the measurement period.

        The Company believes that the peer-group of indices selected for inclusion in the graph are representative for comparison purposes. The Russell 3000 Index is a major index that is used by third party corporate governance raters for evaluating the Company's corporate governance performance. The RDG Index contains companies that are closely aligned with the product markets and industries most comparable to the Company's products and target markets.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ended December 31,

Year Ended December 31,	2002	2003	2004	2005	2006	2007
Power-One, Inc.	100.00	191.01	157.32	106.17	128.40	70.37
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
RDG Technology Composite	100.00	150.41	153.60	158.73	174.21	201.07

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 30, 2007, December 31, 2006, January 1, 2006, January 2, 2005, and December 28, 2003. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	December 30, 2007(6)	December 31, 2006(5)	January 1, 2006(4)	January 2 2005(3)	December 28, 2003(1)(2)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$511.6	$338.0	$261.6	$280.3	$256.3
Cost of goods sold	406.5	245.4	184.9	182.4	161.7

Gross profit	105.1	92.6	76.7	97.9	94.6
Selling, general and administrative expense	76.0	63.9	58.6	67.8	62.4
Engineering and quality assurance expense	48.9	38.6	36.9	42.2	40.8
Amortization of intangible assets	4.4	4.0	3.9	3.9	3.6
Restructuring charge	3.1	0.4	11.1	1.1	3.1
Asset impairment	1.2	—	5.1	2.0	—

Total expenses	133.6	106.9	115.6	117.0	109.9

Loss from operations	(28.5)	(14.3)	(38.9)	(19.1)	(15.3)
Interest income	1.2	2.1	2.3	1.8	1.6
Interest expense	(7.9)	(1.4)	(0.2)	(0.6)	(1.0)
Other income (expense), net	1.2	(1.7)	0.3	(0.2)	(4.5)

Loss before provision (benefit) for income taxes	(34.0)	(15.3)	(36.5)	(18.1)	(19.2)
Provision (benefit) for income taxes	2.4	(0.7)	1.8	3.1	(1.0)

Net loss	$(36.4)	$(14.6)	$(38.3)	$(21.2)	$(18.2)

Basic and diluted loss per common share	$(0.42)	$(0.17)	$(0.45)	$(0.25)	$(0.22)
Basic and diluted weighted average shares outstanding	87.1	86.1	85.0	83.8	82.5
SELECTED OPERATING DATA:
Gross profit margin	20.5%	27.4%	29.3%	34.9%	36.9%
Depreciation and amortization	$20.6	$15.0	$14.9	$16.4	$16.0
Capital expenditures	8.4	5.6	6.2	7.3	7.3
Backlog(7)	83.4	98.9	34.7	38.0	39.6
Cash flows provided by (used in):
Operating activities	$2.6	$(25.9)	$(5.3)	$(0.8)	$(8.6)
Investing activities	(1.7)	(33.6)	6.9	(57.5)	(3.7)
Financing activities	(8.4)	53.8	2.5	(8.0)	2.4
BALANCE SHEET DATA:
Working capital	$121.8	$144.2	$102.9	$116.7	$151.5
Total assets	431.6	449.3	285.7	327.1	349.9
Total long-term debt(8)	52.9	54.3	—	—	9.2
Total debt(9)	74.7	80.6	—	—	11.2
Total stockholders' equity	199.4	223.2	224.5	270.0	275.3

(1)
The year ended December 28, 2003 includes a write-down of approximately $5.7 million, included in other expense, to reduce the book value of an investment held in a privately-owned enterprise and a restructuring charge of $3.1 million for a reduction in force and accruals related to an excess facility.

(2)
On February 14, 2003, we acquired di/dt Inc. The purchase price for di/dt was approximately $17.5 million, which consisted of the following: a $2.0 million note receivable from, as well as a $3.1 million cost basis investment in, di/dt prior to the acquisition; 1.4 million shares of the Company's common stock valued at

  $6.3 million at acquisition; $1.0 million in cash and acquisition costs; and 0.5 million shares of the Company's common stock paid as earn-out to the former shareholders of di/dt during 2003 and 2004 valued at $5.1 million. Earn-out payments have been recorded as additional goodwill, and no earn-out provisions extended beyond January 2, 2005. In addition to the purchase price, the Company granted a cash bonus of approximately $1.0 million to the original founders of di/dt upon acquisition, which was recorded as compensation expense in 2003.

(3)
During 2004, we performed an impairment test in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144. The results of these tests indicated that the manufacturing equipment at one of our European facilities was impaired and we recorded non-cash impairment charges of $0.7 million. In addition, we wrote down our Mexico building to fair value based on current market activity resulting in non-cash impairment charges of $1.3 million. We also recorded a $1.1 million write-off of an investment we own in a privately-held technology company, which was recorded in other expense. The year ended January 2, 2005 also includes pre-tax restructuring charges of $0.7 million related to severance and benefit payments, consolidation of excess facilities, contract termination costs, and other shutdown costs, in accordance with SFAS 146 and $0.4 million of restructuring charges for settlement payments and legal fees related to additional personnel and legal costs resulting from the closure of the Boston, Massachusetts facility during 2001.

(4)
During 2005, we announced a restructuring plan which was accounted for in accordance with SFAS 146. We recorded pre-tax charges of $11.1 million for restructuring costs which included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. During 2005, we also performed impairment reviews in accordance with SFAS 144. As a result, we identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended January 1, 2006. These assets consisted of an owned building in Norway that was held for use and which was written down to fair market value and then sold in 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. We also determined that an investment in a foreign enterprise, recorded in other assets on the balance sheet, was impaired. The impairment charge of $2.0 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

(5)
On October 23, 2006, we acquired the Power Electronics Group of Magnetek Inc. The purchase price was approximately $69.4 million, of which $50.0 million was borrowed, and $19.4 million was paid in cash including $3.3 million of direct acquisition costs, plus the assumption of approximately $27.8 million in debt.

(6)
During the year ended December 30, 2007, we recorded pre-tax restructuring charges of $3.1 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $1.6 million related to severance payments for a reduction in headcount of approximately 100 employees, $1.2 million as contract termination costs related to facility closures and downsizing, and $0.3 million related to consolidation of excess facilities and other contract termination costs. As a result of the restructuring, we recorded asset impairment charges of $1.2 million for the year ended December 30, 2007, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These charges were primarily incurred by our North American facilities and were related to leasehold improvements, computer software and manufacturing equipment at facilities whose operations are being closed or downsized.

(7)
Consists of purchase orders having delivery dates scheduled within the following six months, and does not include "turns" business that is ordered, produced, and shipped all within the same period.

(8)
Includes current and long-term portions of long-term debt and capital leases.

(9)
Includes items in footnote (8) above and short-term debt.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements contained in this Management's Discussion and Analysis (MD&A), including, without limitation, statements containing the words "may," "will," "can," "anticipate," "believe," "plan," "estimate," "continue," and similar expressions constitute "forward-looking statements." These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

Introduction

        We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters, inverters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, networking equipment, server/storage, computer, instrumentation, industrial, renewable energy, and other electronic equipment industries.

        Our AC/DC power supplies are typically embedded in our customers' products and convert alternating current to direct current. Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers' equipment. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold primarily to telecommunications and Internet service providers worldwide. Our inverters for renewable energy provide conversion from either wind generators or photovoltaic energy into useable AC power for the grid.

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

        In October 2006, we completed the acquisition of the Power Electronics Group subsidiary of Magnetek, Inc., (the "acquisition" or "acquired business") for approximately $69.4 million plus the assumption of approximately $27.8 million in debt. We financed this acquisition with a $50.0 million term loan and $19.4 million of cash and investments. The acquired business is primarily engaged in the design, manufacture and sale of custom AC/DC products to original equipment manufacturers (OEMs) and provides us with enhanced capability in the custom AC/DC power supply market, a talented workforce of design engineers located in Europe, and an established low-cost manufacturing facility in China, all of which we expect will continue to enable us to reduce our overall component and manufacturing costs and broaden our product line and product capabilities. Due to the mix of custom products produced by the acquired business for higher volume applications, they tend to generate lower gross margins than we have traditionally experienced. The acquired business also designs renewable energy inverters which have higher margins than custom products.

        During 2007, the Company entered into a restructuring plan for which it expected to reduce its fixed spending by approximately $20 million annually by significantly downsizing the Company's operations in North America, as certain functions move to other existing Power-One facilities in low-cost locations, and reducing operations and overhead in other foreign locations. The Company expects to fully realize the anticipated savings by the end of the first fiscal quarter of 2008.

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

        We have two main product lines, referred to as "embedded products" and "power systems." Embedded products include AC/DC power supplies, DC/DC converters (including "brick" converters and POL converters), and smart motor control products. Power systems products include DC power systems and renewable energy products.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. Approximately 25% of our products are manufactured by our contract manufacturers. We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to certain major customers. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8th-brick, and this will eventually be replaced by a 1/16th-brick or even smaller product. Each successive product is smaller but has retained or expanded the functionality of its predecessor. In addition to the reduction in size, the dollar cost per watt is also reduced, which results in lower prices for the customer as well as lower system cost for the manufacturer. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may negatively impact gross margins and result in inventory write-offs, and price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

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

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

        We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. These impairment tests are also dependent on management's forecasts, which frequently change. A change in our forecasts may result in impairment charges. SFAS 142 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, we are required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and we do not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

        We determined that we have one reporting unit under SFAS 142. We test goodwill for impairment on an annual basis at the end of each August fiscal month. The results of the impairment test performed during the year ended December 30, 2007 indicated that the goodwill of the Company was not impaired as the fair value of the Company exceeded its carrying amount, including goodwill.

        Restructuring Charges—We record restructuring charges in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs were related to the downsizing of operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management's judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

        Income Taxes—We record a deferred income tax asset in jurisdictions where the Company generates a loss. We also record a valuation allowance against these deferred income tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. We record uncertain tax positions under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") and apply FSP FIN 48-1, "Definition of Settlement in FASB Interpretation 48," to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. We recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, we must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, we then assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision.

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

        Recent Pronouncements and Accounting Changes—In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations." SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes and amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. We are assessing the impact of SFAS No. 141R and have not determined whether it will have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS No. 159 and have not determined whether it will have a material impact on our results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS No. 157-1 and FSP FAS No. 157-2. FSP FAS No. 157-1 amends SFAS No. 157, "Fair Value Measurements" to exclude SFAS No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS No. 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are assessing the impact of SFAS No. 157 and FSP FAS No. 157-1 and 157-2 and have not determined whether it will have a material impact on our results of operations or financial position.

Results of Operations

        The years ended December 30, 2007, December 31, 2006 and January 1, 2006 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.5	72.6	70.7

Gross profit	20.5	27.4	29.3
Selling, general and administrative expense	14.8	18.9	22.4
Engineering and quality assurance expense	9.6	11.4	14.1
Amortization of intangibles	0.9	1.2	1.5
Restructuring costs	0.6	0.1	4.3
Asset impairment	0.2	—	1.9

Loss from operations	(5.6)	(4.2)	(14.9)
Interest income	0.2	0.6	0.9
Interest expense	(1.5)	(0.4)	(0.1)
Other income (expense), net	0.3	(0.5)	0.2

Loss before provision (benefit) for income taxes	(6.6)	(4.5)	(13.9)
Provision (benefit) for income taxes	0.5	(0.2)	0.7

Net loss	(7.1)%	(4.3)%	(14.6)%

Comparison of Fiscal Year Ended December 30, 2007 with Fiscal Year Ended December 31, 2006

        Net Sales.    Net sales increased $173.6 million, or 51%, to $511.6 million for the year ended December 30, 2007 from $338.0 million for the year ended December 31, 2006. The increase in sales was attributable to our acquisition of the Power Electronics Group during the fourth quarter of 2006 as well as organic volume growth in sales across most market segments. Included in the results for the year ended December 31, 2006 is 10 weeks of activity related to the Power Electronics Group, or $43.3 million of net sales. In 2006 we announced several significant new customers in the server/storage industry and these customers generated a higher volume of sales for 2007, providing an associated revenue increase. We expect this trend to continue. During 2007, there was significant growth in the renewable energy inverter and smart motor controls markets, which represented approximately 29% of the year over year growth.

        Net sales for our two product lines were as follows, in millions:

	Year Ended December 30, 2007		Year Ended December 31, 2006
Embedded products	$388.8	76%	$247.0	73%
Power systems	122.8	24%	91.0	27%

Total	$511.6	100%	$338.0	100%

        Net sales by customer category were as follows, in millions:

	Year Ended December 30, 2007		Year Ended December 31, 2006
OEMs	$397.9	78%	$236.4	70%
Distributors	87.6	17%	78.3	23%
Service providers	26.1	5%	23.3	7%

Total	$511.6	100%	$338.0	100%

        Cisco Systems and its contract manufacturers accounted for less than ten percent of our sales in 2007 and $41.2 million or 12% of our sales in 2006. No other customer accounted for more than 10% of our sales during these periods.

        We have defined our end-markets based on the customers we serve. Our "Other" end-market category includes Smart Motor Control and Renewable Energy markets. Net sales for the years ended December 30, 2007 and December 31, 2006 by end-markets were as follows:

	Year Ended
	December 30, 2007	December 31, 2006
Communications	48%	59%
Instrumentation and Industrial	21%	27%
Server, Storage and Computer	15%	7%
Other	16%	7%

Total	100%	100%

        Our combined year-end 180-day and 90-day backlog were as follows, in millions:

	Year Ended December 30, 2007	Year Ended December 31, 2006
Combined 180-day backlog	$83.4	$98.9
Combined 90-day backlog	$75.7	$89.1

        The combined backlog as of December 31, 2006 contained a high level of orders on hand whose expected shipment dates had passed, as a result of shipping delays experienced by the acquired business prior to the date of acquisition. During 2007, we executed on customer orders and were able to decrease past due orders by approximately $12 million.

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue both because we do not maintain long-term contracts with our customers so they are free to cancel or modify their orders and also because a significant portion of our revenues derives from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period). Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during 2007. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on their forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory. As such, we believe that backlog may not necessarily be a reliable indicator of future results.

        Gross Profit.    Gross profit for the year ended December 30, 2007 was $105.1 million compared with a gross profit of $92.6 million for the year ended December 31, 2006. Our gross margin decreased to 20.5% for the year ended December 30, 2007 from a gross margin of 27.4% for the same period in 2006. The decrease in gross margin during the year ended December 30, 2007 was primarily because of unfavorable changes in our sales mix. The new customers and products that we acquired as a result of the 2006 acquisition tend to carry lower gross margins than the products we have traditionally sold. The overall change in sales mix and decreased gross margin are also a result of some of our new higher-volume programs which are in the early stages of their lifecycle and have not yet reached full production volumes. We also recorded $4.8 million in cost of goods sold related to the write off of excess inventory and other inventory adjustments during the year ended December 30, 2007 compared to $2.7 million during the year ended December 31, 2006.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $12.1 million, or 19%, to $76.0 million for the year ended December 30, 2007 from $63.9 million for the year ended December 31, 2006. As a percentage of net sales, selling, general and administrative expense decreased to 15% for the year ended December 30, 2007 from 19% for the same period in 2006.

        Selling expense increased $4.7 million, or 17%, to $32.5 million for the year ended December 30, 2007 from $27.8 million for the year ended December 31, 2006. The increase in selling expense was primarily attributable to the costs associated with the acquired business incurred during the year ended December 30, 2007. The year ended December 31, 2006 included 10 weeks of activity of the acquired business.

        Administrative expense increased $7.4 million, or 20% to $43.5 million for the year ended December 30, 2007 from $36.1 million for year ended December 31, 2006. The increase in administrative expense was primarily attributable to the costs associated with the acquired business during the year ended December 30, 2007, as well as by approximately $3.5 million related to increased legal expenses in our patent infringement litigation against Artesyn Technologies, Inc during the year ended December 30, 2007 compared with 2006. The increases in administrative expense were partially offset by a decrease in administrative expense as a result of cost cutting measures associated with the 2007 restructuring plan.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $10.2 million, or 27% to $48.8 million for the year ended December 30, 2007 from $38.6 million for year ended December 31, 2006. As a percentage of net sales, engineering and quality assurance expense decreased to 10% for the year ended December 30, 2007 from 11% for the same period in 2006.

        Engineering expense increased $6.5 million, or 21%, to $38.2 million for the year ended December 30, 2007 from $31.7 million for the same period in 2006. Quality assurance expense increased $3.7 million, or 54%, to $10.6 million for the year ended December 30, 2007 from $6.9 million for the same period in 2006. The increases in engineering and quality assurance expense were primarily due to the full year of costs associated with the acquired business during the year ended December 30, 2007 as compared to 10 weeks of costs included in the year ended December 31, 2006.

        Amortization of Intangible Assets.    Amortization of intangible assets increased by $0.4 million to $4.4 million for the year ended December 30, 2007 compared to $4.0 million for the year ended December 31, 2006. The increase was primarily due to amortization of intangibles resulting from the acquisition during the fourth quarter of 2006.

        Restructuring Charge during Fiscal Year Ended December 30, 2007.    During the year ended December 30, 2007, we recorded pre-tax restructuring charges of $3.1 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $1.6 million related to severance payments for a reduction in headcount of approximately 100 employees, $1.2 million as contract termination costs related to facility closures and downsizing, and $0.3 million related to consolidation of excess facilities and other contract termination costs. The charges were in part a result of our plan to restructure our organization domestically, as we move certain functions to our other existing facilities in low-cost locations.

        As a result of the restructuring, we recorded asset impairment charges of $1.2 million for the year ended December 30, 2007, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These charges were primarily incurred by our North American facilities and were related to leasehold improvements, computer software and manufacturing equipment at facilities whose operations are being closed or downsized.

        Loss from Operations.    As a result of the items above, loss from operations increased $14.2 million to a loss of $28.5 million for the year ended December 30, 2007 from an operating loss of $14.3 million for the same period in 2006.

        Interest Income (Expense), Net.    Net interest expense was $6.7 million for the year ended December 30, 2007 compared to net interest income of $0.7 million for the same period in 2006. The net interest expense recorded during the year ended December 30, 2007 related to $50.0 million in term debt, carrying an effective interest rate of 11.7%, borrowed to finance the acquisition in October 2006, along with interest related to credit facilities and long-term debt obligations at the newly acquired entity. Net interest income recorded during the year ended December 31, 2006 related to interest earned on held-to-maturity and available-for-sale investments. We sold a large portion of these investments during the third quarter of 2006 to fund a portion of the acquisition.

        Other Income (Expense), Net.    Net other income was $1.2 million for the year ended December 30, 2007, compared with net other expense of $1.8 million for the year ended December 31, 2006. Net other income during 2007 included a $0.6 million gain on the sale of an equity investment the Company held in one of its publicly-held Asian contract manufacturers as well as approximately $0.4 million in net gains related to foreign currency fluctuations. Net other expense during 2006 included $1.3 million in net losses related to foreign currency fluctuations, $0.4 million of realized loss on the sale of held-to-maturity securities that were sold prior to their maturity dates and $0.8 million in impairment losses related to an available-for-sale investment that experienced a decline in value that we deemed to be other-than-temporary in accordance with FASB Staff Position FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments."

        Provision for Income Taxes.    The provision for income taxes was $2.4 million for the year ended December 30, 2007 compared to a benefit for income taxes of $0.7 million for the year ended December 31, 2006. We recorded a tax provision in certain European and Asian jurisdictions where we generated income during both years ended December 30, 2007 and December 31, 2006. Included in our provision for the year ended December 30, 2007 was approximately $0.1 million of interest related to unrecognized tax benefits. The benefit for income taxes for the year ended December 31, 2006 included approximately $1.6 million related to a foreign tax refund and $1.1 million related to a favorable European tax ruling during the second quarter ended June 30, 2006.

        We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. In 2007, we recorded a deferred income tax asset valuation allowance of approximately $14.9 million compared to $11.2 million recorded during the same period in 2006.

Comparison of Fiscal Year Ended December 31, 2006 with Fiscal Year Ended January 1, 2006

        Net Sales.    Net sales increased $76.5 million, or 29%, to $338.0 million for the year ended December 31, 2006 from $261.6 million for the year ended January 1, 2006. The increase in sales was attributable to our acquisition of the Power Electronics Group during the fourth quarter of 2006 as well as organic volume growth in sales across all product lines. Included in the results for the year ended December 31, 2006 is 10 weeks of activity related to the Power Electronics Group, or $43.3 million of net sales. We announced several significant new customers during 2006 in the server/storage industry and saw particular strength in existing customers in the communications, computer/retail, and transportation industries.

        Net sales for our two product lines were as follows, in millions:

	Year Ended December 31, 2006		Year Ended January 1, 2006
Embedded products	$247.0	73%	$186.5	71%
Power systems	91.0	27%	75.1	29%

Total	$338.0	100%	$261.6	100%

        Net sales by customer category were as follows, in millions:

	Year Ended December 31, 2006		Year Ended January 1, 2006
OEMs	$236.4	70%	$170.8	65%
Distributors	78.3	23%	70.1	27%
Service providers	23.3	7%	20.7	8%

Total	$338.0	100%	$261.6	100%

        Cisco Systems and its contract manufacturers collectively were the only customer to exceed 10% of net sales in either of the years ended December 31, 2006 or January 1, 2006 with $41.2 million, or 12% of net sales, and $39.6 million, or 15% of net sales, in each respective year.

        Because of the acquisition of the Power Electronics Group during the fourth quarter of 2006, we have redefined our end-markets and reclassified certain customers. Net sales for the years ended December 31, 2006 and January 1, 2006 by end-markets under this new classification were as follows:

	Year Ended
	December 31, 2006	January 1, 2006
Communications	59%	61%
Instrumentation and Industrial	27%	30%
Server, Storage and Computer	7%	3%
Other	7%	6%

Total	100%	100%

        Our combined year-end 180-day and 90-day backlog were as follows, in millions:

	Year Ended December 31, 2006	Year Ended January 1, 2006
Combined 180-day backlog	$98.9	$34.7
Combined 90-day backlog	$89.1	$31.7

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue both because we do not maintain long-term contracts with our customers so they are free to cancel or modify their orders and also because a significant portion of our revenues derives from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period). The 180-day and 90-day backlog of the newly acquired entity on December 31, 2006 was $61.2 million and $56.0 million, respectively. The increase in backlog is primarily a result of our acquisition of the Power Electronics Group during the fourth quarter of 2006. Since the Power Electronics Group is primarily engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times are longer and orders are booked earlier than they would be for standard products. As such, the backlog for the products of the Power Electronics Group was, and we expect it to continue to be, higher than for our other products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during 2006. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on their forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory. As such, we believe that backlog may not necessarily be a reliable indicator of future results.

        Gross Profit.    Gross profit for the year ended December 31, 2006 was $92.6 million compared with a gross profit of $76.7 million for the year ended January 1, 2006. Our gross margin decreased to 27.4% for the year ended December 31, 2006 from a gross margin of 29.3% for the same period in 2005. The decrease in gross margin during the year ended December 31, 2006 was primarily because of the write-up of finished goods and work-in-process inventory of the newly acquired business, in accordance with purchase accounting rules, that were subsequently sold at an increased basis, as well as an overall shift in product mix toward higher volume and lower margin products. In addition to the shift toward lower margin products in the embedded product line in 2006, the products of the Power Electronics Group generally carry gross margins lower than Power-One's historical consolidated gross margin. During the year ended December 31, 2006, we incurred additional costs related to quality issues at one of our contract manufacturers. We also recorded $2.7 million in cost of goods sold related to the write off of excess inventory and other inventory adjustments during the year ended December 31, 2006 compared to $6.0 million during the year ended January 1, 2006. The gross margin of the Power Electronics Group was 11.6% for the 10 weeks of activity in the year ended December 31, 2006, which included a $1.9 million fair market value write-up of finished goods and work-in-process inventory.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $5.3 million, or 9%, to $63.9 million for the year ended December 31, 2006 from $58.6 million for the year ended January 1, 2006. As a percentage of net sales, selling, general and administrative expense decreased to 19% for the year ended December 31, 2006 from 22% for the same period in 2005.

        Selling expense increased $3.5 million, or 14%, to $27.8 million for the year ended December 31, 2006 from $24.3 million for the year ended January 1, 2006. The Power Electronics Group's selling expense recorded for the 10 weeks of activity in the year ended December 31, 2006 was $1.9 million. The increase in selling expenses during the year ended December 31, 2006 was primarily due to the additional expense incurred by the Power Electronics Group for the 10 weeks they were included as part of the Company, as well as increased commissions and bonus expense due to the increase in product revenue during 2006.

        Administrative expense increased $1.8 million, or 5%, to $36.1 million for the year ended December 31, 2006 from $34.3 million for year ended January 1, 2006. The increase of $1.8 million was primarily related to the 10 weeks of activity of the Power Electronics Group in the year ended December 31, 2006 which was $1.7 million.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense increased $1.6 million, or 4% to $38.6 million for the year ended December 31, 2006 from $36.9 million for year ended January 1, 2006. As a percentage of net sales, engineering and quality assurance expense decreased to 11% for the year ended December 31, 2006 from 14% for the same period in 2005. The Power Electronics Group incurred $2.0 million of engineering and quality assurance expenses related to the 10 weeks of activity in the year ended December 31, 2006.

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

        Amortization of Intangible Assets.    Amortization of intangible assets increased by $0.1 million to $4.0 million for the year ended December 31, 2006 compared to $3.9 million for the year ended January 1, 2006. The increase of $0.1 million was due to $1.0 million of amortization of intangibles resulting from the acquisition of the Power Electronics Group during the fourth quarter of 2006 which was mostly offset by a $0.9 million decrease in amortization expense due to certain intangible assets reaching the end of their amortizable lives.

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

        Other Income (Expense), Net.    Net other expense was $1.8 million for the year ended December 31, 2006, compared with net other income of $0.3 million for the year ended January 1, 2006. Net other expense during 2006 included $1.3 million in net losses related to foreign currency fluctuations, $0.4 million of realized loss on the sale of held-to-maturity securities that were sold prior to their maturity dates and $0.8 million in impairment losses related to an available-for-sale investment that experienced a decline in value that we deemed to be other-than-temporary in accordance with FASB Staff Position FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The impairment loss was equal to the difference between the investment's cost and its fair value as of December 31, 2006.

        Provision for Income Taxes.    The benefit for income taxes was $0.7 million for the year ended December 31, 2006 compared to a provision for income taxes of $1.8 million for the year ended January 1, 2006. The benefit for income taxes for the year ended December 31, 2006 included approximately $1.6 million related to a foreign tax refund and $1.1 million related to a favorable European tax ruling during the second quarter ended June 30, 2006. We recorded a tax provision in certain European jurisdictions where we generated income during both years ended December 31, 2006 and January 1, 2006. The Power Electronics Group recorded a tax provision of $0.2 million for the 10 weeks of activity in the year ended December 31, 2006. In 2006, we recorded a deferred income tax asset valuation allowance of approximately $11.2 million compared to $14.3 million recorded during the same period in 2005.

        We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $6.0 million, or 18%, to $28.4 million at December 30, 2007 from $34.4 million at December 31, 2006. Our primary uses of cash in 2007 consisted of $9.2 million net repayments on our long-term debt, credit facilities, bank overdraft and notes payable, and $8.4 million for the acquisition of property and equipment. Our primary sources of cash in 2007 consisted of $5.4 million related to net proceeds from available-for-sale investments, $2.6 million cash provided by operating activities, $1.4 million of cash received from Magnetek Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group, net of direct acquisition costs paid during 2007, and $0.8 million from the issuance of common stock primarily related to stock option exercises.

        Cash provided by operating activities of $2.6 million included a decrease in inventories, accrued expenses, and accounts receivable, net, of $7.0 million, $2.6 million and $1.2 million, respectively, and an increase in accounts payable of $10.6 million. The decrease in inventories was primarily attributable to our improved inventory management. In addition, cash provided by operating activities was net of $2.5 million of cash payments related to our restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $35.9 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At December 30, 2007, the total outstanding balance on all credit facilities was $21.8 million at a weighted average interest rate of 6.1%, and $1.2 million was committed to back letters of credit. After consideration of these commitments, $13.1 million of additional borrowing capacity was available to us as of December 30, 2007. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time the newly acquired subsidiary has been in default with certain of its debt covenants and was not in compliance with a financial covenant requiring a maximum percentage of debt to equity at December 30, 2007. The $6.7 million outstanding balance under this credit agreement, as well as a $0.2 million long-term note payable through 2008 at a 6.4% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At December 30, 2007, we were in compliance with all other debt covenants.

        During the year ended December 30, 2007, we had a loan outstanding for $50 million under a promissory note (the "Note") issued to PWER Bridge, LLC ("PWER Bridge") in connection with our acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006. The Note was originally due on April 30, 2008, but was extended to April 30, 2010, as described below. A loan fee of approximately $0.3 million was paid to PWER Bridge upon issuance of the Note. Interest on the outstanding principal balance of the Note accrued at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. On October 23, 2007, the first anniversary date of the Note, a 1% maintenance fee, or $0.5 million, accrued on the outstanding principal balance. We paid PWER Bridge approximately $5.7 million and $1.0 million of interest expense for the years ended December 30, 2007 and December 31, 2006, respectively, on the Note. At December 30, 2007, we owed $50.6 million in principal and interest to PWER Bridge.

        On March 6, 2008, we extended the maturity date of the Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement (the "Amended Loan Agreement"). In connection with obtaining the extension, we paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note. Interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty.

        The Amended Loan Agreement contains customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Amended Loan Agreement contains covenants that, in general, limit, the sale of assets except in the ordinary course of business, the incurrence of certain indebtedness or the issuance of securities (subject to certain exceptions), mergers, consolidations or other corporate events not otherwise permitted, the lines of business in which the Company may engage, the payment of dividends or repurchase of common stock, the amendment of the charter or bylaws of the Company, and the existence of any lien (subject to certain exceptions). The Amended Loan Agreement provides for events of default that would permit PWER Bridge to accelerate the maturity of the Note upon, in general, failure to make payments thereon, failure to timely comply with the covenants, representations and warranties contained therein in all material respects, certain events of insolvency or dissolution, defaults under other debt agreements permitting acceleration or certain legal proceedings under such agreements, the occurrence of certain legal judgments against the Company, the occurrence of certain materially adverse events, or the occurrence of certain events constituting a change of control. The Amended Loan Agreement also requires the Company to perform certain affirmative covenants, including the delivery of certain reports and information, payment of certain expenses and delivery of certain notices.

        In connection with the Amended Loan Agreement and to secure its obligations thereunder, the Company entered into a Security Agreement (the "Security Agreement") in favor of PWER Bridge, pursuant to which certain inventory and accounts receivable of the Company and its domestic subsidiaries and certain interests in the equity of the Company's directly held foreign subsidiaries, have been pledged to secure the obligations of the Company under the Amended Loan Agreement.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at December 30, 2007, were $2.9 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2008 will be in the range of $7 to $10 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position and explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt. In addition, if the subsidiary debt in default with its covenants is called by the bank, or we are not able to generate funds to pay off the $50 million term loan within the required term, it may be necessary to raise additional equity or debt. See "Item 1A. Risk Factors — We may face liquidity challenges to meet our debt obligations and capital expenditures, and may require additional funding in the future."

Off-Balance Sheet Arrangements.

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

        Related Parties.    During the year ended December 30, 2007, we had a loan outstanding for $50 million under a promissory note (the "Note") issued to PWER Bridge in connection with our acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006. The Note was originally due on April 30, 2008, but was extended to April 30, 2010, as described below. A loan fee of approximately $0.3 million was paid to PWER Bridge upon issuance of the Note during the year ended December 31, 2006. Interest on the outstanding principal balance of the Note accrued at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. On October 23, 2007, the first anniversary date of the Note, a 1% maintenance fee, or $0.5 million, accrued on the outstanding principal balance. We recorded approximately $5.7 million and $1.0 million of interest expense in our consolidated statements of operations for the years ended December 30, 2007 and December 31, 2006, respectively, related to PWER Bridge.

        On March 6, 2008, we extended the maturity date of the Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement (the "Amended Loan Agreement"). In connection with obtaining the extension, we paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note. Interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty.

        PWER Bridge is 100% owned by Warren A. Stephens, who owns approximately 5.9% of our outstanding common stock as of March 3, 2008. Mr. Stephens also has a 50% interest in SF Holding Corp., which was one of our significant stockholders at the time the original loan was entered into with PWER Bridge. One of our directors, Mr. Jacoby was an Executive Vice President of SF Holding Corp. at the time the original loan was entered into. However, at the time the original loan was entered into, Mr. Jacoby had no ownership interest, management or officer status in, or ability to control, direct, influence or impact the business or affairs conducted by PWER Bridge or any entity that controls PWER Bridge. Mr. Jacoby subsequently resigned his office in SF Holding Corp. in late 2006.

        Mr. Stephens also owns 100% of Stephens Insurance. We paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during each of the years ended December 30, 2007 and December 31, 2006.

        We maintain minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on our consolidated balance sheet under the equity-method.

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

        No revenue was recognized related to sales to the joint venture during the years ended December 30, 2007 and December 31, 2006. During the year ended January 1, 2006, we recorded $0.6 million in revenue related to sales to the joint venture. We paid $7.9 million, $8.7 million, and $6.4 million for inventory purchased from the joint venture during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. At December 30, 2007 and December 31, 2006, we owed the joint venture approximately $2.2 million and $1.2 million, respectively.

        One of the members of our Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom we sell products. During the years ended December 30, 2007, December 31, 2006, and January 1, 2006, we recognized revenue on sales to Benchmark Electronics in the amounts of $2.6 million, $1.2 million and $1.0 million, respectively. At December 30, 2007 and December 31, 2006, we were owed $0.7 million and $0.2 million, respectively, by Benchmark Electronics. Revenue received from Benchmark Electronics during the past three fiscal years has been less than 5% of our consolidated gross revenues for the applicable fiscal years.

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations, non-cancelable open purchase orders and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Non-Cancelable Purchase Orders	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2008	$5.1	$1.2	$2.3	$7.3	$15.9
2009	3.3	—	0.2	6.5	10.0
2010	2.6	—	50.2	1.8	54.6
2011	1.7	—	0.2	—	1.9
2012	1.0	—	—	—	1.0
2013 and thereafter	2.1	—	—	—	2.1

Total	$15.8	$1.2	$52.9	$15.6	$85.5

(1)
Our restructuring reserve at December 30, 2007 includes approximately $4.5 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

For the year ended December 30, 2007, our calculation of estimated interest payments includes $0.6 million of interest payments related to a $6.7 million credit agreement, payable through 2013, and $0.2 million term loan, payable through 2008, that were reclassified from long term debt to current liabilities at December 30, 2007 as we did not seek to obtain a waiver for our noncompliance with a financial covenant requiring a maximum percentage of debt to equity and consider the debt potentially callable by the bank.

At December 30, 2007, the Company also has recorded a tax liability of $3.2 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at December 30, 2007 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 14.1)	$20.6	$—	$—	$—	$—	$—	$20.6	$20.6
Average Interest Rate	6.3%						6.3%
Variable Rate (CHF 1.2)	$1.0	$—	$—	$—	$—	$—	$1.0	$1.0
Average Interest Rate	3.9%						3.9%
Notes Payable:
Variable Rate (EUR 0.2)	$0.2	$—	$—	$—	$—	$—	$0.2	$0.2
Average Interest Rate	6.4%						6.4%
Long-term Debt:
Fixed Rate (USD)	$—	$—	$50.0	$—	$—	$—	$50.0	$50.0
Average Interest Rate			12.0%				12.0%
Fixed Rate (EUR 1.2)	$1.1	$0.2	$0.2	$0.2	$—	$—	$1.7	$1.6
Average Interest Rate	2.0%	2.0%	2.0%	2.0%			2.0%
Variable Rate (EUR 0.8)	$1.2	$—	$—	$—	$—	$—	$1.2	$1.2
Average Interest Rate	5.9%						5.9%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 30, 2007, we had not entered into any significant foreign exchange contracts.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of December 30, 2007, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Exchange Act Rule 13a—15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2007. The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes In Internal Control Over Financial Reporting

        There have been no significant changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors and nominees and pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption "Proposal 1: Election of Directors" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this item is included herein in Part I, Item 1 under the caption "Executive Officers of the Registrants," and such information is incorporated by reference into this section.

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and such information is incorporated herein by reference.

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

        We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of this code of ethics by posting such information on our website, within the "Governance" section of our website per the address specified above.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this item will be contained under the caption "Executive Officer Compensation" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Additional information called for by this item will be contained under the caption "Other Information—Certain Relationships and Related Transactions" and under the caption "Proposal 1: Election of Directors" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this item will be contained under the captions "Ratification of Independent Auditors—Principal Accountant Fees and Services" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2007, to be held on April 22, 2008, and is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-ONE, INC.
	By:	/s/ RICHARD J. THOMPSON Richard J. Thompson Chief Executive Officer
Date: March 14, 2008

POWER OF ATTORNEY

        We the undersigned directors and officers of Power-One, Inc. hereby constitute and appoint Richard J. Thompson and Jeffrey J. Kyle, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Annual Report on Form 10-K, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ RICHARD J. THOMPSON (Richard J. Thompson)	Chief Executive Officer (Principal Executive Officer), Director	March 14, 2008
/s/ JEFFREY J. KYLE (Jeffrey J. Kyle)	Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 14, 2008
/s/ JAY WALTERS (Jay Walters)	Chairman of the Board of Directors	March 14, 2008
/s/ STEVEN J. GOLDMAN (Steven J. Goldman)	Director	March 14, 2008
/s/ KENDALL R. BISHOP (Kendall R. Bishop)	Director	March 14, 2008
/s/ JON E. M. JACOBY (Jon E. M. Jacoby)	Director	March 14, 2008
/s/ MARK MELLIAR-SMITH (Mark Melliar-Smith)	Director	March 14, 2008
/s/ GAYLA J. DELLY (Gayla J. Delly)	Director	March 14, 2008

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power One, Inc.
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and subsidiaries (the "Company") as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power-One, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 and Note 18 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for income taxes.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 14, 2008

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
NET SALES	$511,613	$338,048	$261,557
COST OF GOODS SOLD	406,528	245,434	184,870

GROSS PROFIT	105,085	92,614	76,687
EXPENSES:
Selling, general and administrative	76,020	63,903	58,561
Engineering and quality assurance	48,828	38,582	36,936
Amortization of intangibles	4,400	3,999	3,877
Restructuring costs	3,117	385	11,135
Asset impairment	1,193	—	5,098

Total expenses	133,558	106,869	115,607

LOSS FROM OPERATIONS	(28,473)	(14,255)	(38,920)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	1,230	2,085	2,371
Interest expense	(7,904)	(1,406)	(220)
Other income (expense), net	1,173	(1,779)	307

Total interest and other income (expense)	(5,501)	(1,100)	2,458

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(33,974)	(15,355)	(36,462)
PROVISION (BENEFIT) FOR INCOME TAXES	2,396	(730)	1,820

NET LOSS	$(36,370)	$(14,625)	$(38,282)

BASIC AND DILUTED LOSS PER SHARE	$(0.42)	$(0.17)	$(0.45)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,052	86,144	84,991

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,364	$34,422
Investments	7,477	11,365
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,454 in 2007 and $6,891 in 2006	129,984	122,533
Other	5,634	7,208
Inventories	105,930	111,893
Deferred income taxes	1,719	5,657
Prepaid expenses and other current assets	5,768	7,314

Total current assets	284,876	300,392
PROPERTY AND EQUIPMENT, net	62,809	66,831
GOODWILL	59,487	53,177
OTHER INTANGIBLE ASSETS, net	23,261	26,850
OTHER ASSETS	1,163	2,021

TOTAL	$431,596	$449,271

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$21,843	$26,349
Accounts payable	107,751	91,572
Restructuring reserve	6,726	10,272
Long-term debt, current portion	2,338	1,925
Indebtedness to related parties	607	962
Other accrued expenses	23,803	25,157

Total current liabilities	163,068	156,237
DEFERRED INCOME TAXES	4,836	7,977
INDEBTEDNESS TO RELATED PARTIES	50,000	50,000
LONG-TERM DEBT, less current portion	550	2,363
OTHER LONG-TERM LIABILITIES	13,716	9,466
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,356 and 86,594 shares issued and outstanding at December 30, 2007 and December 31, 2006	87	87
Additional paid-in capital	615,040	611,300
Accumulated other comprehensive income	40,527	29,536
Accumulated deficit	(456,228)	(417,695)

Total stockholders' equity	199,426	223,228

TOTAL	$431,596	$449,271

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
NET LOSS	$(36,370)	$(14,625)	$(38,282)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments(a)	603	192	(675)
Reclassification adjustment for (gains) losses included in net income	(626)	830	—
Foreign currency translation adjustments(a)	11,014	7,350	(10,209)

COMPREHENSIVE LOSS	$(25,379)	$(6,253)	$(49,166)

(a)
Accumulated other comprehensive income (loss) consists of unrealized gain on available-for-sale investments of less than $0.1 million at December 30, 2007, unrealized loss on available-for-sale investments of approximately $0.1 million at December 31, 2006 and foreign currency translation gains of $40.5 million and $29.5 million at December 30, 2007 and December 31, 2006, respectively.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock—$.001 Par Value
			Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount					Total
BALANCE, JANUARY 2, 2005	84,252,127	$84	$602,737	$(44)	$32,048	$(364,788)	$270,037
Net loss						(38,282)	(38,282)
Other comprehensive loss
Cumulative translation adjustment					(10,209)		(10,209)
Unrealized gain (loss) on investments					(675)		(675)

Total comprehensive loss							(49,166)

Issuance of common stock under stock option and purchase plans	2,089,592	2	6,782				6,784
Stock compensation	32,125	—	1,063	44			1,107
Purchase and retirement of common stock	(786,010)	—	(4,267)				(4,267)

BALANCE, JANUARY 1, 2006	85,587,834	86	606,315	—	21,164	(403,070)	224,495
Net loss						(14,625)	(14,625)
Other comprehensive loss
Cumulative translation adjustment					7,350		7,350
Unrealized gain (loss) on investments					192		192
Reclassification adjustments for losses included in net loss					830		830

Total comprehensive loss							(6,253)

Issuance of common stock under stock option and purchase plans	960,721	1	3,225				3,226
Stock compensation	220,330	—	2,764				2,764
Purchase and retirement of common stock	(175,000)	—	(1,004)				(1,004)

BALANCE, DECEMBER 31, 2006	86,593,885	87	611,300	—	29,536	(417,695)	223,228
Net loss						(36,370)	(36,370)
Other comprehensive loss
Cumulative translation adjustment					11,014		11,014
Unrealized gains (loss) on investments					603		603
Reclassification adjustments for gains included in net loss					(626)		(626)

Total comprehensive loss							(25,379)

Issuance of common stock under stock option and purchase plans	459,314	—	764				764
Stock compensation	302,995	—	2,976				2,976
Adjustment related to adoption of FIN 48						(2,163)	(2,163)

BALANCE, DECEMBER 30, 2007	87,356,194	$87	$615,040	$—	$40,527	$(456,228)	$199,426

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,370)	$(14,625)	$(38,282)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,572	15,041	14,949
Asset impairment(a)	1,193	—	5,098
Investment write-off(b)	—	830	2,049
Stock compensation	2,976	2,764	1,107
Exchange loss	(273)	(1,858)	(1,075)
Net gain on sale of available-for-sale investments	(626)	—	—
Net loss on sale of held to maturity investments	—	392	—
Net (gain) loss on disposal of property and equipment	107	391	(61)
Deferred income taxes	708	(2,027)	409
Changes in operating assets and liabilities:
Accounts receivable, net	1,208	(19,238)	(6,466)
Inventories	6,983	(22,638)	10,205
Prepaid expenses and other current assets	374	1	(168)
Accounts payable	10,635	18,329	4,270
Restructuring reserve	(2,574)	(1,045)	2,843
Accrued expenses	(2,562)	(2,501)	466
Other liabilities	230	243	(638)

Net cash provided by (used in) operating activities	2,581	(25,941)	(5,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(178)	(129)	(252)
Purchases of held to maturity investments	—	(8,334)	(7,810)
Proceeds from available-for-sale investments	5,588	5,896	2,001
Proceeds from held to maturity investments	—	37,450	11,201
Acquisition of property and equipment	(8,436)	(5,642)	(6,236)
Proceeds from sale of property and equipment	23	11	7,915
Other assets	(69)	434	123
Investment in Power Electronics Group, net of cash acquired	1,386	(63,323)	—

Net cash provided by (used in) investing activities	(1,686)	(33,637)	6,942

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	6,737	3,839	—
Repayments of borrowings on bank credit facilities	(13,544)	(1,746)	—
Bank overdraft	(646)	330	—
Proceeds from borrowings on related party indebtedness, net of debt issue costs	—	49,750	—
Repayments of borrowings on long-term debt	(1,739)	(585)	—
Issuance of common stock	764	3,226	6,784
Repurchases of common stock	—	(1,004)	(4,267)

Net cash provided by (used in) financing activities	(8,428)	53,810	2,517

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,475	3,089	(2,568)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,058)	(2,679)	1,597
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	34,422	37,101	35,504

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,364	$34,422	$37,101

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$7,955	$269	$4
Income taxes	$1,500	$3,387	$172

(a)
The asset impairment charges of $1.2 million and $5.1 million for the years ended December 30, 2007 and January 1, 2006, respectively, related to the impairment of property and equipment calculated in accordance with SFAS No. 144.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(b)
The investment write-off of $0.8 million for the year ended December 31, 2006 related to the impairment of the Company's investment in one of its contract manufacturers in Asia. The impairment was calculated in accordance with FAS115-1/124-1 and was recorded as other expense.

The $2.0 million investment write-off for the year ended January 1, 2006 related to the write-off of a foreign investment and was recorded as other expense.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the "Power Electronics Group"). The aggregate purchase price for the equity was approximately $69.4 million, consisting of $66.1 million in cash and $3.3 million in direct acquisition costs. The purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company. For the year ended December 31, 2006, the Company's total net cash outflow related to the investment in the Power Electronics Group was $63.3 million which was comprised of the purchase price of $69.0 million, less $7.5 million of cash acquired plus $1.8 million of cash received from Magnetek, Inc. during the year ended December 30, 2007 for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. At December 31, 2006, the $1.8 million was recorded as an other receivable on the Company's consolidated balance sheet and reduced the Company's investment in the Power Electronics Group as presented in the consolidated statement of cash flows for the year ended December 31, 2006.

        During the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. Additionally, the company incurred $0.4 million of acquisition costs during the year ended December 30, 2007 for a net cash inflow of $1.4 million for 2007.

        In conjunction with the acquisition, liabilities were assumed as follows (in millions):

Fair value of tangible assets acquired	$128.3
Fair value of goodwill	23.2
Fair value of identifiable intangibles	10.6
Cash paid for Power Electronics Group	(69.4)

Liabilities assumed	$92.7

        During the years ended December 30, 2007 and December 31, 2006, an additional $1.3 million and $0.9 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 30, 2007, December 31, 2006, and January 1, 2006 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ending December 30, 2007, December 31, 2006, and January 1, 2006 were 52-week years.

        The Company manufactures and assembles its products primarily at facilities in the Dominican Republic, China, Italy, and Slovakia and at several contract manufacturers located predominantly in Asia.

        The Company operates in one industry segment which consists of the design, development, manufacture and marketing of power conversion and power management products primarily for the communications infrastructure and other high technology markets. The Company sells its products and grants credit to customers, primarily in the United States, Europe, and Asia. Net sales to Cisco Systems and its contract manufacturers, collectively the Company's largest customer, were less than 10% of sales during the year ended December 30, 2007, 12% of sales during the year ended December 31, 2006 and 15% in the year ended January 1, 2006. No customer represented more than 10% the Company's trade accounts receivable balances as of December 30, 2007 and December 31, 2006.

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

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

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

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

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

        The Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if the Company discontinues a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." Finally, the Company may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is typically available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

        The Company has a joint venture in Asia that, along with certain of our contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. The Company records revenue on sales to the joint venture and contract manufacturers only when the components and goods are for sales to third parties. When the joint venture or contract manufacturers purchase components that will be assembled and sold back to the Company, no revenue is recorded because the earnings process has not been completed.

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

        Investments—Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115). SFAS 115 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

(net of applicable income taxes) included in accumulated other comprehensive income. Realized gains and losses are determined using the specific identification method. The Company also holds certain equity available-for-sale securities which have been recorded in other assets on the balance sheet. The Company also holds other fixed income investments which include insurance products that are recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is equivalent to the contract price and the sum of interest earned to date.

        The Company also has investments in privately-held companies. These investments are included in other assets on the Company's balance sheet and are accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors its investments for impairment and makes appropriate reductions in carrying value when necessary.

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the straight-line method. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever are shorter. Property and equipment held for sale have been classified in accordance with the provisions of Statement of Financial Accounting Standards No. (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets."

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

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. SFAS 142 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

        The Company determined that it has one reporting unit under SFAS 142, for which it tests goodwill for impairment. The Company has determined that its reporting unit is its operating segment as the operating results of the entire company are regularly reviewed by the Company's Chief Executive Officer. The Company tests its goodwill for impairment on an annual basis at the end of its August fiscal month. The results of the impairment test performed by the Company during the year ended December 30, 2007 indicated that the goodwill of the Company was not impaired as the fair value of the Company exceeded its carrying amount, including goodwill.

        Restructuring Costs—The Company records restructuring charges in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs.

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized in accordance with SFAS No. 109 "Accounting for Income Taxes." Income taxes are provided in foreign locations where the Company is profitable.

        Additionally, the Company's subsidiary Power-One Limited operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in that country. The Company has not provided for U.S. federal and state income taxes on the undistributed earnings of its foreign operations as it is the Company's intention to permanently re-invest the undistributed earnings.

        The Company records uncertain tax positions under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") and applies FSP FIN 48-1, "Definition of Settlement in FASB Interpretation 48," to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company or one of its subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. Upon adoption of FIN 48,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

the Company recorded adjustments to tax liabilities that resulted in a net $2.2 million increase in the liability for unrecognized tax benefits with an offsetting reduction to retained earnings as of January 1, 2007. The liability for unrecognized tax benefits is included in other long-term liabilities in the Company's consolidated balance sheet at December 30, 2007.

        Stock Compensation—In 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment:" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to January 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

        The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company's APIC pool related to stock-based compensation for the years ended December 30, 2007 and December 31, 2006.

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

        Engineering and Research and Development—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred in accordance with SFAS 2, "Accounting for Research and Development Costs".

        Warranties—The Company generally offers its customers a two-year warranty on products sold, although warranty periods may vary by product type and application. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        Derivative Instruments—The Company accounts for derivative instruments in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company did not hold any significant derivative financial instruments during the years presented.

        Fair Value of Financial Instruments—The recorded values of accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The carrying amounts of fixed long-term debt approximate its fair values as the scheduled maturity of the majority of the debt at December 30, 2007 was April 2008. The carrying amounts of all other debt have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

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

        Translation of Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax-effected the cumulative translation adjustment as it is the Company's intention to permanently re-invest the undistributed earnings.

        Business Combinations—The Company accounts for our acquisitions utilizing the purchase method of accounting. Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; estimates of rates of return; royalty rates; and determination of appropriate discount rates. These assumptions are generally made based on available historical information. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole.

        Recent Pronouncements and Accounting Changes—In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

Taxes." This statement is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of SFAS No. 141R and has not determined whether it will have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company's results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS No. 157-1 and FSP FAS No. 157-2. FSP FAS No. 157-1 amends SFAS No. 157, "Fair Value Measurements" to exclude SFAS No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. FSP FAS No. 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is assessing SFAS No. 157 and FSP FAS No. 157-1 and 157-2 and has not determined the impact the adoption of SFAS No. 157 will have its results of operations or financial position.

NOTE 3. ACQUISITIONS

        On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the "Power Electronics Group"). The final purchase price for the equity was $69.4 million, consisting of $66.1 million in cash and $3.3 million in direct acquisition costs. The Company also assumed $27.8 million in debt of the Power Electronics Group. The preliminary purchase price was funded with cash on hand and the proceeds of a $50 million promissory note issued by the Company. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the Power Electronics Group have been included in the Company's consolidated financial statements since the date of the acquisition. For the year ended December 31, 2006, the consolidated statements of operations, consolidated statements of comprehensive loss, and the consolidated statements of cash flows include approximately 10 weeks of activity for the Power Electronics Group.

        The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets and was finalized at the beginning of the fourth fiscal quarter of 2007. The Company recognized $23.2 million of goodwill, none of which is expected to be deductible for tax purposes. During the year ended December 30, 2007, the Company increased goodwill by net $2.7 million from $20.5 million to $23.2 million primarily related to additional acquisition costs, finalization of the valuation of assets and

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

liabilities acquired, and adjustments to restructuring costs recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". The Company also recognized $10.6 million of other identifiable amortizable intangible assets that are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life).

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

	December 31, 2006	January 1, 2006
Net Sales, in millions	$478.1	$415.2
Net Loss, in millions	(49.0)	(45.3)
Basic and diluted earnings per share	$(0.57)	$(0.53)

NOTE 4. INVESTMENTS

        Debt and Other Fixed Income Investments—Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

        Other fixed income investments include insurance products that are recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is equivalent to the contract price and the sum of interest earned to date.

        The following tables summarize the Company's debt and other fixed income investments (in millions):

	December 30, 2007
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$1.8	$—	$1.8
Other fixed income investments	5.7	—	5.7

	$7.5	$—	$7.5

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

	December 31, 2006
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$6.0	$(0.1)	$5.9
Other fixed income investments	5.5	—	5.5

	$11.5	$(0.1)	$11.4

        The fair value of the Company's debt and other fixed income investments at December 30, 2007, by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call certain obligations.

	Amortized Cost	Fair Value
Due in less than one year	$5.7	$5.7
Due in 1 - 2 years	1.8	1.8

	$7.5	$7.5

        During the year ended December 31, 2006, the Company sold debt securities, previously classified as held-to-maturity, prior to their maturity dates. The net carrying amount of securities sold was $26.1 million. In connection with the sale of the securities, the Company realized a loss of $0.4 million which was included as a component of "Other income (expense), net" in the consolidated statements of operations for the year ended December 31, 2006. The Company sold $24.1 million of these securities during the third quarter ended October 1, 2006 in order to complete its acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006.

        Unsold securities in the amount of $11.4 million, previously classified as held to maturity, were transferred to available-for-sale securities, and were classified as available-for-sale securities for the year ended December 31, 2006. Due to this transfer, $0.1 million was recorded as an unrealized pre-tax net loss in other comprehensive income.

        Equity Investments—The Company also has investments in both public and privately-held companies that are included in other assets on the Company's consolidated balance sheet and are accounted for using the cost or equity methods, depending on the nature and circumstances surrounding the investment. The carrying value of these investments was $0.3 million and $1.1 million at December 30, 2007 and December 31, 2006, respectively.

        During the year ended December 31, 2006, the Company determined that its investment in a publicly-traded Asian contract manufacturer had experienced a decline in value that was deemed to be other-than-temporary in accordance with FASB Staff Position 115-1/124-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments." Therefore, the Company recognized a $0.8 million impairment loss equal to the difference between the investment's cost and fair value at December 31, 2006, which represented a 50% write off of the investment's cost basis. This loss was recorded in "Other income (expense), net" on the consolidated income statement and the remaining $0.8 million investment balance was included in other assets on the Company's consolidated balance sheet for the year ended December 31, 2006. During the year ended December 30, 2007, the Company sold this equity investment for proceeds of $1.4 million. In connection with the sale of the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

investment, the unrealized gain of approximately $0.6 million, included in other comprehensive income in the consolidated balance sheet at the time of disposition, was realized. The realized gain has been included as a component of "Other income (expense), net" in the consolidated statements of operations.

        During the year ended January 1, 2006, the Company determined that an equity investment in a foreign enterprise in China was impaired, primarily as a result of a forecast reduction and related cash flow. Therefore, the Company recorded a $2.0 million loss in other expense in its consolidated statements of operations, which represented a write off of the entire carrying value.

NOTE 5. INVENTORIES

        Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 30, 2007	December 31, 2006
Raw materials	$63.5	$67.3
Subassemblies-in-process	12.1	14.2
Finished goods	30.3	30.4

	$105.9	$111.9

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During each of the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company wrote off $4.8 million, $2.7 million and $6.0 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	December 30, 2007	December 31, 2006
Land	$2.1	$1.9
Buildings (useful lives of 20 to 30 years)	14.4	12.8
Factory and office equipment (useful lives of 3 to 10 years)	109.5	98.4
Vehicles (useful lives of 3 to 7 years)	0.5	0.7
Leasehold improvements (useful lives of 5 to 10 years)	12.4	12.8
Construction in progress	1.7	2.1

	140.6	128.7
Less accumulated depreciation and amortization	77.8	61.9

	$62.8	$66.8

        During the year ended December 30, 2007, the company recorded asset impairment charges of $1.2 million for assets at facilities which were closed or downsized during the year then ended. No

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

impairment losses related to property and equipment were recorded during the year ended December 31, 2006. During the year ended January 1, 2006, the Company sold its excess facility in Norway for net cash proceeds of approximately $5.8 million. The Company recorded net impairment charges of $0.2 million during the year ended January 1, 2006 related to that facility.

NOTE 7. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	December 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.5	$—	$59.5
Trade name	11.4	—	11.4

Subtotal	70.9	—	70.9

Amortizable intangibles
Product technology	18.7	15.4	3.3	9
Customer relationships	10.7	5.2	5.5	8
Other	6.9	3.9	3.0	16

Subtotal	36.3	24.5	11.8	10

Total	$107.2	$24.5	$82.7

	December 31, 2006
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$53.2	$—	$53.2
Trade name	11.4	—	11.4

Subtotal	64.6	—	64.6

Amortizable intangibles
Product technology	18.6	13.3	5.3	9
Customer relationships	10.0	3.8	6.2	8
Other	8.1	4.2	3.9	14

Subtotal	36.7	21.3	15.4	10

Total	$101.3	$21.3	$80.0

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that the Company not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that goodwill may be impaired.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        Total amortization expense for the year ended December 30, 2007, December 31, 2006 and January 1, 2006 was $4.7 million, $4.4 million and $3.9 million, respectively. Of the $4.7 million of expense recorded during the year ended December 30, 2007, approximately $4.4 million was recorded as amortization of intangibles and approximately $0.3 million recorded as cost of goods sold. Of the $4.4 million of expense recorded during the year ended December 31, 2006, approximately $4.0 million was recorded as amortization of intangibles and $0.4 million recorded as cost of goods sold. No amortization expense was recorded in cost of goods sold during the year ended January 1, 2006.

        Estimated future amortization expense is as follows, in millions:

Year Ending December 31,	Amortization Expense
2008	$3.0
2009	1.9
2010	1.8
2011	1.6
2012	1.4

Total	$9.7

        The changes in the carrying amount of goodwill for the years ended December 30, 2007 and December 31, 2006 are as follows (in millions):

	December 30, 2007	December 31, 2006
Beginning balance	$53.2	$31.8
Increase in goodwill related to acquisition	2.7	20.5
Changes due to foreign currency fluctuations	3.6	0.9

Ending balance	$59.5	$53.2

        In October 2006, the Company completed its acquisition of the Power Electronics Group, which was accounted for using the purchase method of accounting. The purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill in the amount of $20.5 million in the year ended December 31, 2006, none of which is expected to be deductible for tax purposes. Other identifiable amortizable intangible assets in the amount of $10.6 million are being amortized over a weighted-average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted-average useful life).

        During the year ended December 30, 2007, the Company increased goodwill by a net $2.7 million to $23.2 million primarily related to additional acquisition costs, valuation of assets and liabilities acquired, and restructuring costs recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	December 30, 2007	December 31, 2006
Revolving credit facilities	$14.9	$18.9
Secured credit facility	6.7	6.8

Total credit facilities	21.6	25.7
Notes payable	0.2	0.6

Total credit facilities and notes payable	$21.8	$26.3

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $35.9 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At December 30, 2007, the total outstanding balance on all credit facilities was $21.6 million at a weighted average interest rate of 6.1%, and $1.2 million was committed to guarantee letters of credit. After consideration of these commitments, $13.1 million of additional borrowing capacity was available to the Company as of December 30, 2007. At December 31, 2006, the aggregate limit on all credit facilities is approximately $38.6 million and the total outstanding balance on all credit facilities was $25.7 million at a weighted average interest rate of 4.9%, and $2.0 million was committed to guarantee letters of credit. After consideration of these commitments, $10.9 million of additional borrowing capacity was available to the Company as of December 31, 2006. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

        At December 30, 2007, $20.6 million of the total $21.6 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $13.9 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 6.2% at December 30, 2007.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $6.7 million at December 30, 2007 and bore interest at the EURIBOR plus one and one-half percent (6.4% at December 30, 2007). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At December 30, 2007, this subsidiary was not in compliance with these financial covenants. The $6.7 million outstanding balance under this credit agreement, as well as a $0.2 million long- term note payable through 2008 at a 6.4% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $1.0 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bore interest of 3.9% at December 30, 2007. The credit agreement

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

requires the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	December 30, 2007	December 31, 2006
Accrued payroll and related expenses	$7.9	$7.9
Accrued warranties	3.1	2.0
Income taxes payable	2.5	2.5
Accrued bonuses	1.0	2.4
Other accrued expenses	9.3	10.4

	$23.8	$25.2

NOTE 10. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended December 30 2007, December 31, 2006 and January 1, 2006 is presented below, in millions:

	December 30, 2007	December 31, 2006	January 1, 2006
Beginning balance	$2.0	$2.0	$3.4
Balance acquired upon acquisition	—	0.2	—
Charges and costs accrued	4.2	2.6	0.9
Adjustments related to pre-existing warranties (including changes in estimates)	—	(0.4)	(0.1)
Less repair costs incurred	(3.2)	(2.5)	(2.1)
Change due to foreign currency	0.1	0.1	(0.1)

Ending balance	$3.1	$2.0	$2.0

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

NOTE 11. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

Restructuring Costs

        A summary of the restructuring activity during the years ended December 30, 2007, December 31, 2006 and January 1, 2006 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Other Costs	Total
Balance at January 2, 2005	$—	$1.9	$0.4	$2.3
Restructuring charges	4.7	6.2	0.2	11.1
Applications of reserve	(4.6)	(3.1)	(0.6)	(8.3)

Balance at January 1, 2006	$0.1	$5.0	$—	$5.1
Restructuring charges	—	0.4	—	0.4
Acquisition related restructuring liability	5.2	0.9	0.1	6.2
Applications of reserve	(0.3)	(1.1)	—	(1.4)

Balance at December 31, 2006	$5.0	$5.2	$0.1	$10.3
Restructuring charges	1.6	1.5	—	3.1
Adjustments to acquisition related restructuring liability	(2.0)	0.2		(1.8)
Applications of reserve	(3.0)	(2.2)	(0.1)	(5.3)
Changes due to foreign currency fluctuations	0.4		—	0.4

Balance at December 30, 2007	$2.0	$4.7	$—	$6.7

        As of December 30, 2007, the remaining restructuring obligations excluding the acquisition related restructuring liability relate to facilities closures and severance. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2014. All restructuring obligations have been or will be settled with cash.

2007 Restructuring Costs

        During 2007, the Company implemented a restructuring plan which was accounted for in accordance with SFAS No. 146. During the year ended December 30, 2007, the Company recorded pre-tax charges of $3.1 million for restructuring costs and $1.2 million in asset impairment costs related to the restructuring of its North American and European operations.

        The restructuring charge of $3.1 million for the year ended December 30, 2007 included workforce reductions in North America as well as in parts of Europe, and the charges were comprised of severance and related benefits for approximately 100 terminated employees, contract termination costs including consolidation of excess facilities and continuing lease obligations thereon, and other shutdown costs. The Company expects to pay the severance and related components of the worldwide workforce reduction during the first quarter of 2008. The contract termination costs contain continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2014. All restructuring charges are expected to be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

2006 Restructuring Costs

        During the year ended December 31, 2006, the Company evaluated its remaining restructuring reserves and increased its reserves by $0.4 million due to changes in certain continuing lease obligations.

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

        The plan was finalized during 2007 and includes costs related to severance, facility lease and termination costs, and contract termination costs that will be incurred as a direct result of these integration and restructuring efforts. The plan is expected to be completed during the first quarter of 2008. As part of this restructuring, the Company closed the U.S. facility of the acquired business and transferred production out of this facility and mainly into one of the Company's existing low cost facilities, thereby reducing the workforce in the U.S. by approximately 150 employees, during the year ended December 30, 2007. The Company is in process of closing one European facility of the acquired business and transferring production into the Company's existing European and Asian facilities, thereby reducing the workforce in Europe by approximately 170 employees during the first quarter of 2008.

        During the year ended December 30, 2007, the Company recorded a net adjustment to the restructuring liability and goodwill in the amount of $1.8 million related to a reduction in the severance liability of approximately $2.0 million and an increase in the liability related to facilties closure of approximately $0.2 million. At December 30, 2007, the restructuring reserve included approximately $2.5 million of costs associated with the acquisition.

2005 Restructuring Costs

        During 2005, the Company implemented a restructuring plan which was accounted for in accordance with SFAS No. 146. The Company recorded pre-tax charges of $11.1 million for restructuring costs and pre-tax non-cash charges of $5.1 million in asset impairment costs during the year ended January 1, 2006 related to the restructuring of its worldwide operations. The restructuring costs and asset impairment charges are classified as operating expenses. All restructuring obligations have been or will be settled with cash.

        The restructuring charge of $11.1 million for the year ended January 1, 2006 included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 250 terminated employees, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The facilities closure charge includes $4.3 million of continuing lease obligations related to a North American facility. In accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities," the Company

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

measured and recognized the additional liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents. The charge includes amounts expected to be paid over the life of the lease which extends into 2011. The facilities closure charge also includes a lease termination fee of $1.0 million which the Company paid out during 2005. All restructuring charges are expected to be settled with cash. The Company paid the remaining severance obligations as of January 1, 2006 during the first quarter of 2006.

Impairment of Fixed Assets

        The Company tests the recoverability of its long lived assets held for use whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." During 2007, the Company performed impairment reviews in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," to determine whether any of its long-lived assets were impaired as a result of restructuring plans implemented during 2007. The Company identified certain long-lived assets associated with the 2007 restructuring whose carrying value would not be recoverable from future cash flows, and recorded impairment charges of $1.2 million for these assets for the year ended December 30, 2007. These assets consisted of leasehold improvements, computer software, and manufacturing equipment at facilities whose operations were closed or downsized.

        During 2006, the Company performed impairment reviews in accordance with SFAS No. 144 to determine whether any of its long-lived assets were impaired. No long-lived asset impairments were recorded during the year ended December 31, 2006.

        During 2005, the Company performed impairment reviews in accordance with SFAS No. 144 to determine whether any of its long-lived assets were impaired. The Company identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended January 1, 2006. These assets consisted of an owned building in Norway that was initially held for use and written down to fair value, and then sold during 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. None of the impairment charges included cash components.

NOTE 12. LONG-TERM DEBT

        At December 30, 2007 and December 31, 2006, long-term debt consists of the following (in millions):

	December 30, 2007	December 31, 2006
Promissory Note (related party indebtedness)	$50.0	$50.0
Installment notes due through 2011, ranging from 2% to 6% as of December 30, 2007 and from 2% to 8% as of December 31, 2006	2.9	4.3

Total long-term debt	52.9	54.3
Less current portion	2.3	1.9

Total long-term debt, less current portion	$50.6	$52.4

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        In connection with the acquisition of the Power Electronics Group in October, 2006, the Company entered into a Term Loan Agreement (the "Loan Agreement") with PWER Bridge LLC, and issued a Promissory Note (the "Note") to PWER Bridge LLC as of October 23, 2006 in the principal amount of $50 million. The Note is due and payable 18 months from the date of issuance and may be prepaid without penalty or premium at any time. Interest on the outstanding principal balance of the Note will accrue at a rate of 10% per annum until the first anniversary date of the Note, and then will accrued at a rate of 12% thereafter. The Loan Agreement contains customary terms and conditions, including customary representations and warranties, events of default, and affirmative and negative covenants (although none of such covenants require any financial tests to be met). PWER Bridge, LLC is a related party of the Company, see Note 20. Related Party Transactions. PWER Bridge LLC is 100% owned by Warren A. Stephens who owns approximately 5.9% of the Company's common stock. On March 6, 2008, the Company obtained an extension of the maturity date of the loan to April 30, 2010, see Note 21. Subsequent Events.

        In addition, the Power Electronics Group has certain long-term notes payable due through fiscal year 2011. Amounts outstanding at December 30, 2007 were $2.9 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.6%. Amounts outstanding at December 31, 2006 were $4.3 million and bore interest at various rates ranging from 2% to 8% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At December 30, 2007 and December 31, 2006, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        At January 1, 2006, the Company had no outstanding balance on any long-term borrowing arrangement.

        Aggregate principal maturities on long-term debt outstanding at December 30, 2007 are as follows:

Year Ending December 31,
2008	$2.3
2009	0.2
2010	50.2
2011	0.2

Total	$52.9

NOTE 13. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in North America and Asia, and 2011 in Europe.

        Additionally, the Company also leases several vehicles with leases expiring in 2009.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        Future minimum lease payments for operating leases as of December 30, 2007 are as follows (in millions):

Years Ending December 31,	Operating Leases
2008	$5.1
2009	3.3
2010	2.6
2011	1.7
2012	1.0
2013 and thereafter	2.1

Total minimum lease payments	$15.8

        Total rent expense was approximately $5.6 million, $5.2 million, and $4.7 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Approximately $4.5 million of operating lease commitments above were reserved for in the restructuring charge accruals as of December 30, 2007. The Company intends to seek subleases for unused facilities.

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

        Power-One, Inc. v. Artesyn Technologies, Inc.—United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. Post-jury verdict motions have been filed by both parties seeking a variety of remedies and judgments of the court. Ruling on post-trial motions are expected to be issued before the end of March 2008.

        Astec America, Inc. v. Power-One, Inc.—United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        SynQor, Inc. v Power-One, Inc, et. al.—United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the earliest stages of discovery.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.—Labor Court, Arezzo, Italy. The former Managing Director of the Company's Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with the Company's acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. Proceedings are pending before the applicable Italian civil court.

NOTE 14. COMMON STOCK

        Stock Plans—In February 1996, the Board of Directors approved a stock option plan (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. In May 2004, the 1996 Plan was amended by the Board of Directors to prevent further increases in shares issuable under this plan, to prevent grants to non-employees, and to eliminate any provisions that might allow or result in a repricing of the exercise price of options issued under the plan without shareholder approval. Under the terms of the 1996 Plan, power and authority to issue grants and awards under the plan terminated effective February 22, 2006. Any grant or award issued prior to that date remains outstanding per the terms of the original grant or award. The maximum contractual life of each option is 10 years from the date of grant. Any shares available for issuance under the 1996 Plan which had not been issued as of February 22, 2006 were cancelled as of that date and are no longer available for issuance. The Company issued either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. The option exercise price was determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allowed for vesting over five years if certain performance measures were met.

        In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the "2001 Plan"). The Company only issued non-qualified stock options under the 2001 Plan, and did not issue options under the 2001 Plan to any member of the Board of Directors or any executive officer (i.e. an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). The Board of Directors determined the option exercise price based on the fair market value of the Company's common stock on the date of grant. All options under the 2001 Plan were granted at fair market value. Options granted under the 2001 Plan generally vest over four years and have a maximum contractual life of 10 years. In May 2004, the Board of Directors

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

approved an amendment to this plan whereby the Company may not grant additional awards under the 2001 Plan and the Company may not reprice options previously granted under this plan.

        In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the "2004 Plan") for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option exercise price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options and awards generally vest over four-year terms and have a maximum contractual life of 10 years. At December 30, 2007, approximately 1.3 million shares of common stock were issued and outstanding under the 2004 plan and 3.5 million shares of common stock were available for future grants.

        Stock Awards—The Company has granted non-vested share units under its 1996 and 2004 stock incentive plans. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at January 2, 2005	0.1	$8.48
Awards granted	1.3	4.44
Awards vested and issued	(0.1)	8.48
Awards forfeited	(0.1)	4.42

Nonvested awards outstanding at January 1, 2006	1.2	$4.44

Awards granted	0.8	6.53
Awards vested and issued	(0.3)	4.46
Awards forfeited	—	—

Nonvested awards outstanding at December 31, 2006	1.7	$5.43

Awards granted	0.7	4.18
Awards vested and issued	(0.4)	4.86
Awards forfeited	(0.2)	5.70

Nonvested awards outstanding at December 30, 2007	1.8	$4.97

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Global Market of the Company's stock on the date the awards are granted. The awards generally vest over a four years. As of December 30, 2007, there was $6.1 million of total unrecognized compensation cost related to nonvested stock awards granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.5 years. At December 30, 2007, there were 1.5 million stock awards that were expected to vest with an aggregate intrinsic value of $6.1 million and a weighted average grant date fair value of $4.97 per share.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the fair value of non-vested share units vested and the stock compensation cost in the income statement related to these stock awards were as follows, in millions:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Total fair value of stock awards vested	$2.3	$1.4	$0.2
Stock compensation expense related to stock awards	$2.7	$2.1	$1.0

        Stock Options—On February 23, 2005, the Board of Directors of the Company authorized the acceleration of the vesting of all of the Company's outstanding unvested stock options granted to directors, officers and employees of the Company under the 1996 Plan, the 2001 Plan and the 2004 Plan with an exercise price greater than $5.00. The closing price of the Company's common stock on the NASDAQ Global Market to be used for measurement of compensation as of the date of acceleration was $5.93. As a result of the acceleration, options to acquire approximately 3.8 million shares of the Company's common stock, which otherwise would have vested from time to time over the next four years, became immediately exercisable. All other terms and conditions applicable to outstanding stock option grants remain in effect. The Board of Directors' decision to accelerate the vesting of the affected stock options was in response to the issuance of SFAS 123 (R), "Share-Based Payment," which required the Company to treat unvested stock options as an expense effective at the beginning of the Company's first fiscal quarter of 2006. By accelerating the vesting of the affected stock options, the Company elected to recognize compensation expense of $0.1 million during the first fiscal quarter of 2005 for such accelerated stock options with exercise prices between $5.00 and $5.93. No further compensation expense will be required in future periods associated with the affected options.

        In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below (in millions, except per share data).

Year Ended January 1, 2006
Net loss, as reported	$(38.3)
Add: Stock-based employee compensation expense included in reported net loss	1.1
Deduct: Total stock-based employee compensation expense determined under fair value based method	(20.0)

Pro forma net loss	$(57.2)

Loss per share:
Basic and Diluted—as reported	$(0.45)
Basic and Diluted—pro forma	$(0.67)

        Included in the $20.0 million of pro forma stock-based employee compensation expense for the year ended January 1, 2006 is expense associated with the acceleration of most of the Company's stock options during the quarter ended March 31, 2005.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        The pro forma amounts for the year ended January 1, 2006 does not include a tax benefit on the stock compensation due to the deferred income tax valuation allowance recorded by the Company in the period. In determining the fair value of the options, the Company used an estimated forfeiture rate determined at the time of grant, which is revised if necessary if actual experience is different than estimated. There were no stock option grants during the years ended December 30, 2007 and December 31, 2006. The fair value of each option granted during the year ended January 1, 2006 was estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

Year Ended January 1, 2006
Risk-free interest rate	4.2%
Volatility	46.7%
Option life, years	4.8
Dividends	—
Stock options granted, in millions	0.1
Weighted-average grant date fair value of stock options granted	$2.25

        For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the total options available for exercise, the weighted average exercise price, and the intrinsic value of stock options exercised, and the stock compensation cost in the income statement related to stock options were as follows:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Total options exercisable, in millions	7.5	8.7	9.9
Weighted average exercisable stock option exercise price	$10.02	$9.94	$9.73
Total intrinsic value of stock options exercised, in millions	$1.4	$2.7	$6.1
Stock compensation expense related to stock options, in millions	$0.3	$0.7	$0.1

        As of December 30, 2007, there was less than $0.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        During the years ended December 30 2007, December 31, 2006, and January 1, 2006, the following activity occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)				(in millions)
Options outstanding—January 2, 2005	14.0	$0.34 - $83.75	$9.44
Options granted	0.1	$4.46 - $ 7.07	$4.70
Options exercised	(2.0)	$0.34 - $ 7.19	$3.22
Options forfeited	(1.7)	$2.05 - $83.75	$16.52

Options outstanding—January 1, 2006	10.4	$0.34 - $82.22	$9.48
Options granted	—	—	—
Options exercised	(0.9)	$0.34 - $ 6.48	$3.92
Options forfeited	(0.6)	$2.32 - $23.75	$12.33

Options outstanding—December 31, 2006	8.9	$0.50 - $82.22	$9.82
Options granted	—	—	—
Options exercised	(0.4)	$0.50 - $ 6.75	$2.87
Options forfeited	(1.0)	$2.05 - $82.22	$11.59

Options outstanding—December 30, 2007	7.5	$2.05 - $82.22	$10.01	3.73 yrs	$0.5

Options exercisable—December 30, 2007	7.5		$10.02	3.73 yrs	$0.5

Options vested and expected to vest—December 30, 2007	7.5		$10.01	3.73 yrs	$0.5

        The following table summarizes information regarding options outstanding at December 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 2.05 - $ 4.60	0.4	1.82 yrs	$2.79	0.4	$2.79
$ 4.61 - $ 5.65	0.8	4.11 yrs	$4.68	0.8	$4.68
$ 5.77 - $ 5.77	1.6	3.36 yrs	$5.77	1.6	$5.77
$ 5.86 - $ 9.11	1.4	4.36 yrs	$6.89	1.4	$6.89
$ 9.12 - $ 9.12	1.2	6.34 yrs	$9.12	1.2	$9.12
$ 9.13 - $20.00	1.0	2.39 yrs	$12.45	1.0	$12.45
$20.01 - $82.22	1.1	2.19 yrs	$24.80	1.1	$24.80

$ 2.05 - $82.22	7.5	3.73 yrs	$10.01	7.5	$10.01

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        During the years ended December 30 2007, December 31, 2006, and January 1, 2006, the Company received cash of $1.3 million, $3.6 million, and $6.4 million, respectively, from the exercise of stock options granted under its stock options plans.

        During the year ended December 30, 2007, the Company's Board of Directors approved an amendment to the stock options previously granted by the Company to its former Chairman of the Board, who is currently a member of the Board of Directors. The amendment effectively extended the exercise term of most of his vested stock options for approximately one year. The Company recorded approximately $0.2 million in compensation expense related to the stock option modification during the year ended December 30, 2007.

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. The plan qualifies for non-compensatory status because it meets the following criteria: all full-time employees are able to participate in the plan, the stock is offered equally to all eligible employees, the purchase right is limited to a reasonable time period, and the discount from the market price of the stock is reasonable and in compliance with Section 423 of the Internal Revenue Code. No compensation cost is recognized for shares issued under this plan. Substantially all of the Company's domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. Through the year ended January 1, 2006, the plan provided the participants the opportunity to purchase shares at 85% of the fair market value on either the first day or the last day of each six-month offering period, whichever was lower. Effective January 1, 2006, the plan provided the participants the opportunity to purchase shares at 95% of the fair market value on the last day of the respective offering period. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At each of the years ended December 30, 2007, December 31, 2006, and January 1, 2006 there were approximately 0.5 million shares issued cumulatively under this plan. During the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the Company received cash of $0.1 million, $0.2 million, and $0.5 million, respectively, for shares issued under the plan.

        Share Repurchase Program—In May 2005, the Company received authorization from its Board of Directors to purchase and retire up to $20 million of its outstanding common stock in open-market transactions until December 31, 2006. As of December 31, 2006, the end of the program, the Company had repurchased and retired 1.0 million shares of its common stock at an average price of $5.49 per share for an aggregate purchase price of $5.3 million.

NOTE 15. BUSINESS GEOGRAPHICAL LOCATIONS AND PRODUCT LINE REVENUE

        The Company has manufacturing and/or research and development operations in the United States, Dominican Republic, Slovakia, Italy, China, and Switzerland. The following table summarizes

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

the Company's revenues and long-lived assets in different geographic locations by product line (in millions):

	Years Ended
	December 30, 2007			December 31, 2006			January 1, 2006
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)
North America	$152.2	$10.9	$163.1	$109.0	$12.7	$121.7	$91.8	$14.9	$106.7
Italy	57.7	0.2	57.9	15.4	—	15.4	—	—	—
Other European countries	78.1	76.7	154.8	59.1	54.2	113.3	50.1	43.5	93.6
Malaysia	25.1	2.5	27.6	30.3	0.9	31.2	25.5	1.0	26.5
Other Asian countries	74.6	25.5	100.1	32.7	18.4	51.1	18.9	11.0	29.9
Other	1.1	7.0	8.1	0.5	4.8	5.3	0.2	4.7	4.9

Total	$388.8	$122.8	$511.6	$247.0	$91.0	$338.0	$186.5	$75.1	$261.6

(a)
Revenues are attributable to countries based on location of customer.

	December 30, 2007	December 31, 2006
Long-Lived Assets:
United States	$44.1	$48.1
Italy	57.2	47.9
Switzerland	16.8	14.5
Dominican Republic	10.0	14.0
China	7.4	9.4
Slovakia	6.6	7.2
Other	3.5	5.8

Total	$145.6	$146.9

NOTE 16. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of December 30, 2007 and December 31, 2006.

        In accordance with Italian law, the Company has an unfunded severance plan under which all employees are entitled to receive severance indemnities (Trattamento di Fine Rapporto or "TFR") upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with EITF 88-I, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan ("approach 1")." The severance indemnities accrue approximately at the rate of 1/12 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

individual employee, for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service. At December 30, 2007 and December 31, 2006, the Company had recorded in other long-term liabilities in its consolidated balance sheets approximately $9.9 million and $9.1 million, respectively, related to these severance indemnities. The Company recorded expense related to the severance indemnities of approximately $1.2 million and $0.1 million for the years ended December 30, 2007 and December 31, 2006. No amounts related to these indemnities were recorded during the year ended January 1, 2006.

        The Company has a 401(k) retirement savings plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.7 million, $0.7 million, and $0.3 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006.

NOTE 17. RESEARCH AND DEVELOPMENT

        Research and development expenses were $27.2 million, $21.7 million, and $22.0 million, for the years ended December 30, 2007, December 31, 2006, January 1, 2006, respectively.

NOTE 18. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
United States	$(38.2)	$(24.8)	$(32.0)
Non-United States	4.2	9.4	(4.5)

Total	$(34.0)	$(15.4)	$(36.5)

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	3.0	0.8	1.2

Total current	3.0	0.8	1.2
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(0.6)	(1.5)	0.6

Total deferred	(0.6)	(1.5)	0.6

Provision (benefit) for income taxes	$2.4	$(0.7)	$1.8

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        For the years ended December 30, 2007 and December 31, 2006, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended
	December 30, 2007			December 31, 2006
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.5	$0.1	$—	$0.4	$0.1	$—
Sales discount reserve	1.0	0.2	—	0.6	0.1	—
Bad debt reserve	0.3	0.1	1.0	0.3	0.1	1.5
Inventory reserve	1.4	0.2	1.7	3.2	0.5	2.8
Warranty reserve	0.5	0.1	—	0.4	0.1	—
Restructuring allowance	1.7	0.3	—	2.8	0.5	1.6
Other	1.3	0.2	0.2	0.9	0.1	0.3

Subtotal	6.7	1.2	2.9	8.6	1.5	6.2
Valuation allowance	(6.7)	(1.2)	(1.2)	(8.6)	(1.5)	(0.5)

Total current	—	—	1.7	—	—	5.7
Non-current:
NOL	109.1	7.3	21.0	94.2	5.9	17.5
Intangible assets	2.4	4.3	(1.7)	2.1	3.8	(2.8)
Fixed assets	(0.2)	(0.3)	(3.4)	—	0.1	(3.9)
Other	(2.1)	1.4	(0.1)	0.2	0.5	(1.7)

Subtotal	109.2	12.7	15.8	96.5	10.3	9.1
Valuation allowance	(109.2)	(12.7)	(20.6)	(96.5)	(10.3)	(17.1)

Total non-current	—	—	(4.8)	—	—	(8.0)

Net deferred income tax liabilities	$—	$—	$(3.1)	$—	$—	$(2.3)

        The Company records a valuation allowance against its deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred income tax assets will likely not be realized in the foreseeable future. For the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the Company recorded valuation allowances against deferred income tax assets of $14.9 million, $11.2 million and $14.3 million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended
	December 30, 2007		December 31, 2006		January 1, 2006
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(11.9)	(35)%	$(5.4)	(35)%	$(12.8)	(35)%
State taxes, net of federal benefit	0.1	—
Foreign income taxed at different rates	0.9	3	(2.6)	(17)	3.4	9
Tollgate tax refund	—	—	(1.6)	(11)	—	—
Non-deductible goodwill	0.5	1	0.5	3	0.7	2
Other	2.8	6	—	—	0.7	2
Valuation allowance	10.0	32	8.4	55	9.8	27

	$2.4	7%	$(0.7)	(5)%	$1.8	5%

        As of December 30, 2007, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state income tax purposes of approximately $311 million and $90 million, respectively. These operating loss carry-forwards expire in various years beginning in 2021 and 2011, respectively. The Company also has foreign NOLs in various countries totaling approximately $81 million.

        The Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" on January 1, 2007. As a result of the adoption, the Company recognized an increase of approximately $2.2 million in the liability for unrecognized tax benefits including interest penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2.1
Additions based on tax positions related to current year	—
Deductions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Deductions for tax positions of prior years	—
Deductions due to settlements with taxing authorities	—
Deductions due to expiration of statute of limitations	—
Changes due to foreign currency fluctuations	0.1

Balance at December 30, 2007	$2.2

        The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $3.2 million at December 30, 2007 and includes $1.0 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The liability related to unrecognized tax benefits included accrued interest of approximately $0.3 million and $0.2 million at December 30, 2007 and January 1, 2007, respectively. The liability related to unrecognized tax benefits included accrued penalties of approximately $0.7 million and $0.7 million at December 30, 2007 and January 1, 2007, respectively. Interest included in income tax

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

provision in the Company's consolidated statement of operations was $0.1 million for the year ended December 30, 2007. No penalties were recorded to the income tax provision for the year ended December 30, 2007. No amounts for interest and penalties were recorded during the years ended December 31, 2006 and January 1, 2006.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at December 30, 2007. During 2007, the Company determined that in certain of its 2006 income tax filings that it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company is in the process of supplying this information and believes that it is more likely than not that it will receive reasonable cause relief with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties nor interest with respect to these items. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to December 31, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

        The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2004 through 2006, and the statutes of limitation in state jurisdictions remain open in general for tax years 2003 through 2006. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2006.

NOTE 19. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended
	December 30, 2007			December 31, 2006			January 1, 2006
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net loss	$(36.4)			$(14.6)			$(38.3)
Basic and Diluted shares outstanding		87.1			86.1			85.0

Basic and Diluted loss per share	$(36.4)	87.1	$(0.42)	$(14.6)	86.1	$(0.17)	$(38.3)	85.0	$(0.45)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and restricted stock awards) outstanding during the periods using the treasury stock method. Due to the Company's net loss in each of the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted earnings per share.

        Had the Company been in a net income position for the respective periods, weighted average common share equivalents of 0.8 million, 2.0 million and 1.0 million which were outstanding during the years ending December 30, 2007, December 31, 2006 and January 1, 2006 would have been dilutive.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the years ending December 30, 2007, December 31, 2006 and January 1, 2006 were 7.2 million, 4.7 million, and 9.3 million, respectively.

NOTE 20. RELATED PARTY TRANSACTIONS

        During the year ended December 30, 2007, the Company had a loan outstanding for $50 million under a promissory note (the "Note") issued to PWER Bridge in connection with our acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006. The Note was originally due on April 30, 2008, but was extended to April 30, 2010, as described in Note 21 Subsequent Events. A loan fee of approximately $0.3 million was paid to PWER Bridge upon issuance of the Note during the year ended December 31, 2006. Interest on the outstanding principal balance of the Note accrued at a rate of 10% per annum until October 23, 2007 and at a rate of 12% thereafter. On October 23, 2007, the first anniversary date of the Note, a 1% maintenance fee, or $0.5 million, accrued on the outstanding principal balance. The Company recorded approximately $5.7 million and $1.0 million of interest expense in its consolidated statements of operations for the years ended December 30, 2007 and December 31, 2006, respectively, related the Note with PWER Bridge.

        PWER Bridge is 100% owned by Warren A. Stephens, who owns approximately 5.9% of our outstanding common stock as of March 3, 2008. Mr. Stephens also has a 50% interest in SF Holding Corp., which was one of our significant stockholders at the time the original loan was entered into with PWER Bridge. One of our directors, Mr. Jacoby was an Executive Vice President of SF Holding Corp. at the time the original loan was entered into. However, at the time the original loan was entered into, Mr. Jacoby had no ownership interest, management or officer status in, or ability to control, direct, influence or impact the business or affairs conducted by PWER Bridge or any entity that controls PWER Bridge. Mr. Jacoby subsequently resigned his office in SF Holding Corp. in late 2006.

        Mr. Stephens also owns 100% of Stephens Insurance. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during each of the years ended December 30, 2007 and December 31, 2006.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the Company's balance sheet under the equity-method.

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

        No revenue was recognized related to the joint venture during the years ended December 30, 2007 and December 31, 2006. During the year ended January 1, 2006, the Company recorded $0.6 million in revenue related to the joint venture. The Company paid $7.9 million, $8.7 million, and $6.4 million for inventory purchased from the joint venture during the years ended December 30, 2007, December 31,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

2006, and January 1, 2006, respectively. At December 30, 2007 and December 31, 2006, the Company owed the joint venture approximately $5.3 million and $1.2 million, respectively.

        One of the members of the Company's Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom products are sold. During the years ended December 30, 2007, December 31, 2006, and January 1, 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $2.6 million, $1.2 million and $1.0 million, respectively. At December 30, 2007 and December 31, 2006, the Company was owed $0.7 million and $0.2 million, respectively, by Benchmark Electronics.

NOTE 21. SUBSEQUENT EVENTS

        On March 6, 2008, the Company entered into an Amended and Restated Term Loan Agreement (the "Amended Loan Agreement") with PWER Bridge, pursuant to which the maturity date of the $50 million promissory note (the "Note") issued by the Company to PWER Bridge, which was originally due on April 30, 2008, was extended to April 30, 2010. The original Term Loan Agreement was entered into in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. In connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note.

        Under the terms of the Amended Loan Agreement, interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty. The Amended Loan Agreement contains customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Amended Loan Agreement contains covenants that, in general, limit, the sale of assets except in the ordinary course of business, the incurrence of certain indebtedness or the issuance of securities (subject to certain exceptions), mergers, consolidations or other corporate events not otherwise permitted, the lines of business in which the Company may engage, the payment of dividends or repurchase of common stock, the amendment of the charter or bylaws of the Company, and the existence of any lien (subject to certain exceptions). The Amended Loan Agreement provides for events of default that would permit PWER Bridge to accelerate the maturity of the Note upon, in general, failure to make payments thereon, failure to timely comply with the covenants, representations and warranties contained therein in all material respects, certain events of insolvency or dissolution, defaults under certain other debt agreements permitting acceleration or certain legal proceedings under such agreements, the occurrence of certain legal judgments against the Company, the occurrence of certain materially adverse events, or the occurrence of certain events constituting a change of control. The Amended Loan Agreement also requires the Company to perform certain affirmative covenants, including the delivery of certain reports and information, payment of certain expenses and delivery of certain notices.

        In connection with the Amended Loan Agreement and to secure its obligations thereunder, the Company entered into a Security Agreement (the "Security Agreement") in favor of PWER Bridge, pursuant to which certain inventory and accounts receivable of the Company and its domestic subsidiaries and certain interests in the equity of the Company's directly held foreign subsidiaries, have been pledged to secure the obligations of the Company under the Amended Loan Agreement.

        The Company also entered into a warrant agreement (the "Warrant Agreement") with PWER Bridge, pursuant to which the Company issued PWER Bridge warrants exercisable for up to 2.0 million

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006

shares of common stock of the Company (the "Warrants"). The vesting schedule for the exercise of the Warrants is as follows: warrants for 0.5 million shares vested immediately upon the closing on March 6, 2008; approximately 0.8 million shares will vest on September 30, 2008 if any principal amount remains outstanding under the Note on such date; and approximately 0.7 million shares will vest on March 31, 2009 if any principal amount remains outstanding under the Note on such date. The exercise price for the Warrants is $2.50, which was the closing price of the Company's common stock on the NASDAQ Global Market on March 6, 2008. The Warrant Agreement contains customary anti-dilution provisions and permits cashless exercise of the Warrants.

        The shares of the Company underlying the Warrants are also entitled to registration rights that obligate the Company to file a shelf registration statement within 90 days after the date of the Registration Rights Agreement, or March 6, 2008, and use all commercially reasonable efforts to have the shelf registration statement declared effective by the Securities and Exchange Commission within 90 days from its filing. The Company is to keep the shelf registration statement effective until all the registered shares have been sold pursuant to the shelf registration statement or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The Company is required to bear the expenses of the shelf registration.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2007 AND 2006 QUARTERS (Unaudited)

(In millions, except per share data)

	2007 Quarters Ended
	Apr. 1	Jul. 1	Sept. 30	Dec. 30
Net sales	$124.0	$123.8	$131.5	$132.3
Gross profit	23.9	25.8	27.6	27.8
Loss from operations	(10.6)	(9.5)	(4.4)	(4.0)
Net loss	(12.3)	(11.1)	(6.5)	(6.5)
Diluted loss per share	(0.14)	(0.13)	(0.07)	(0.07)

	2006 Quarters Ended
	Apr. 2	Jul. 2	Oct. 1	Dec. 31(1)
Net sales	$64.6	$78.6	$78.6	$116.2
Gross profit	20.2	26.3	25.8	20.3
Income (loss) from operations	(4.4)	0.9	1.9	(12.7)
Net income (loss)	(4.8)	3.1	1.3	(14.2)
Diluted earnings (loss) per share	(0.06)	0.04	0.01	(0.16)

(1)
During the fourth quarter of 2006, the Company recorded a $0.8 million impairment loss related to an other-than-temporary impairment of an available-for-sale investment in one of its contract manufacturers. Additionally, in the fourth quarter of 2006, cost of goods sold included $1.4 million of non-recurring inventory charges that related to previous quarters.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006, AND

JANUARY 1, 2006

(In millions)

Descriptions	Balance at Beginning of Period	Acquired Balances(1)	Charged to Costs and Expenses(2)	Deductions(3)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended
December 30, 2007	$6.9	$—	$0.1	$(1.9)	$0.4	$5.5
December 31, 2006	3.7	3.7	—	(0.9)	0.4	6.9
January 1, 2006	4.8	—	0.9	(1.8)	(0.2)	3.7
Accrued sales discounts and returns:
Year ended
December 30, 2007	$1.9	$—	$8.9	$(9.5)	$—	$1.3
December 31, 2006	1.6	—	13.0	(12.7)	—	1.9
January 1, 2006	1.9	—	10.4	(10.7)	—	1.6
Deferred tax asset valuation allowance:
Year ended
December 30, 2007	$134.5	$—	$14.9	$(0.1)	$2.3	$151.6
December 31, 2006	123.7	—	11.2	(1.7)	1.3	134.5
January 1, 2006	111.1	—	14.3	—	(1.7)	123.7

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

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
4.1(a)	Specimen Common Stock Certificate
4.2(f)	Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate
4.3(g)	Certificate of Designations of Junior Participating Preferred Stock of the Company
10.1(e)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2(h)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(i)	Employee Stock Purchase Plan
10.4(j)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.7(l)	Power-One 2004 Stock Incentive Plan, dated May 4, 2004
10.11(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for new non-employee director
10.12(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for continued service as a non-employee director
10.13(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for employee award
10.14(m)	Purchase and Sale Agreement dated as of September 28, 2006 by and between Magnetek, Inc. and Power-One, Inc.
10.15(m)	Term Loan Agreement dated as of September 28, 2006 by and between Power-One, Inc. and PWER Bridge, LLC
10.16(m)	Form of Promissory Note in the amount of $50,000,000 to be issued by Power-One, Inc. to PWER Bridge, LLC
10.18(n)	Senior Executive Change in Control Agreement
10.19(n)	Executive Change in Control Agreement
10.20(o)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson
10.21(o)	Stock Unit Award Agreement for Richard J. Thompson, dated as of February 18, 2008
10.22(o)	Notice of Grant of Stock Option and Terms and Conditions of Richard J. Thompson Stock Option, dated as of February 18, 2008
10.23(o)	Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Richard J. Thompson Stock Appreciation Rights, dated as of February 18, 2008
10.24(p)	Amended and Restated Term Loan Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC
10.25(p)	Amended and Restated Form of Promissory Note in the amount of $50,000,000 issued by Power-One, Inc. on behalf of PWER Bridge, LLC

10.26(p)	Security Agreement, dated as of March 6, 2008 among Power-One, Inc. and its subsidiaries named therein, and PWER Bridge, LLC
10.27(p)	Warrant Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge LLC
10.28(p)	Form of Warrant to purchase up to 2,000,000 shares of common stock of Power-One, Inc.
10.29(p)	Registration Rights Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

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

(n)
Previously filed as an exhibit to the Current Report on Form 8-K filed on May 24, 2007.

(o)
Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2008.

(p)
Previously filed as an exhibit to the Current Report on Form 8-K filed on March 11, 2008.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1—BUSINESS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ended December 31,
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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
POWER-ONE, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006 AND JANUARY 1, 2006
POWER-ONE, INC. QUARTERLY FINANCIAL DATA FOR THE 2007 AND 2006 QUARTERS (Unaudited) (In millions, except per share data)
SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR EACH OF THE YEARS ENDED DECEMBER 30, 2007, DECEMBER 31, 2006, AND JANUARY 1, 2006 (In millions)
INDEX TO EXHIBITS