Form 10-Q
period 2008-03-30
POWER ONE INC
filed 2008-05-07
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2008
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is considered a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of May 4, 2008, 87,464,659 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.

INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
NET SALES	$117,758	$124,021
COST OF GOODS SOLD	96,432	100,104

GROSS PROFIT	21,326	23,917
EXPENSES:
Selling, general and administrative	20,214	20,514
Engineering and quality assurance	12,028	12,561
Amortization of intangible assets	868	1,409

Total expenses	33,110	34,484

LOSS FROM OPERATIONS	(11,784)	(10,567)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	218	400
Interest expense	(1,971)	(1,653)
Other income (expense), net	(1,718)	293

Total interest and other income (expense), net	(3,471)	(960)

LOSS BEFORE INCOME TAXES AND EQUITY IN EARNINGS OF JOINT VENTURE	(15,255)	(11,527)
PROVISION (BENEFIT) FOR INCOME TAXES.	(440)	783
EQUITY IN EARNINGS OF JOINT VENTURE	1,176	—

NET LOSS	$(13,639)	$(12,310)

BASIC & DILUTED LOSS PER SHARE	$(0.16)	$(0.14)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,393	86,722

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 30, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,726	$28,364
Investments	5,718	7,477
Accounts receivable:
Trade, less allowance for doubtful accounts: $5,686 at March 30, 2008; $5,454 at December 30, 2007	121,270	129,984
Other	6,338	5,634
Inventories	119,720	105,930
Prepaid expenses and other current assets	8,564	7,487

Total current assets	282,336	284,876
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $85,420 at March 30, 2008; $77,750 at December 30, 2007	65,188	62,809
GOODWILL	63,253	59,487
OTHER INTANGIBLE ASSETS, net	22,985	23,261
OTHER ASSETS	2,613	1,163

TOTAL	$436,375	$431,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$27,176	$21,843
Accounts payable	106,991	107,751
Restructuring reserve	5,737	6,726
Long-term debt, current portion	2,209	2,338
Other accrued expenses	25,285	24,410

Total current liabilities	167,398	163,068
INDEBTEDNESS TO RELATED PARTIES	49,384	50,000
LONG-TERM DEBT	1,025	550
OTHER LIABILITIES	18,519	18,552
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,430 and 87,356 shares issued and outstanding at March 30, 2008 and December 30, 2007, respectively	87	87
Additional paid-in capital	616,326	615,040
Accumulated other comprehensive income	53,503	40,527
Accumulated deficit	(469,867)	(456,228)

Total stockholders' equity	200,049	199,426

TOTAL	$436,375	$431,596

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,639)	$(12,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,052	5,509
Stock compensation	646	727
Exchange (gain) loss	958	(355)
Deferred income taxes	(698)	(264)
Net loss on disposal of property and equipment	1	41
Changes in operating assets and liabilities:
Accounts receivable, net	14,101	4,305
Inventories	(7,400)	1,997
Prepaid expenses and other current assets	(767)	(1,150)
Accounts payable	(5,659)	(5,616)
Other accrued expenses	237	(1,038)
Restructuring reserve	(1,116)	(401)
Other liabilities	205	968

Net cash used in operating activities	(8,079)	(7,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(45)	(44)
Proceeds from investments	1,803	—
Acquisition of property & equipment	(3,488)	(2,183)
Proceeds from sale of property and equipment	—	18
Other assets	(838)	27
Investment in Power Electronics Group, net of purchase price adjustment	—	1,577

Net cash used in investing activities	(2,568)	(605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	3,339	4,037
Repayments of borrowings on notes payable	—	(103)
Bank overdraft	—	(618)
Debt issue costs on related party indebtedness	(500)
Repayments of borrowings on long-term debt	(744)	(341)
Issuance of common stock	—	626

Net cash provided by financing activities	2,095	3,601

EFFECT OF EXCHANGE RATE CHANGES ON CASH	914	(226)

DECREASE IN CASH AND CASH EQUIVALENTS	(7,638)	(4,817)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,364	34,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,726	$29,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,766	$1,279
Income taxes	$147	$645

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

        In the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. At December 31, 2006, the $1.8 million was recorded as an other receivable on the Company's consolidated balance sheet and reduced the Company's investment in the Power Electronics Group as presented in the consolidated statement of cash flows for the year ended December 31, 2006. Additionally, the company incurred $0.2 million of acquisition costs during the three months ended April 1, 2007 for a net cash inflow of $1.6 million in the first quarter of 2007.

        During the quarter ended March 30, 2008, the Company recorded the fair value of $0.6 million related to the warrants issued pursuant to a Warrant Agreement dated as of March 6, 2008 between the company and PWER Bridge, LLC, entered into in connection with the $50 million PWER Bridge loan extension as a discount on the Indebtedness to related parties and an increase to Additional paid-in capital.

        During the quarter ended March 30, 2008 and April 1, 2007, an additional $0.6 million and $2.0 million of property and equipment had been purchased but not yet paid.

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
NET LOSS	$(13,639)	$(12,310)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investment securities	(7)	483
Foreign currency translation adjustment	12,983	1,032

COMPREHENSIVE LOSS	$(663)	$(10,795)

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

        The balance sheet at December 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.'s ("the Company") Form 10-K for the year ended December 30, 2007.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month periods ended March 30, 2008 and April 1, 2007 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

first fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 effective December 31, 2007 and did not elect the fair value option for any existing eligible items.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of FAS Statement No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

        The Company has various financial instruments that are measured at fair value in its consolidated condensed financial statements. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy established by SFAS No. 157. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  Level 3—Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company's own data.

        The following table presents the Company's assets and liabilities recognized in the consolidated condensed balance sheet and measured at fair value as of March 30, 2008 (in millions):

	March 30, 2008
	Input Levels for Fair Value Measurements
Description
	Level 2	Level 3	Total
Assets and Liabilities measured at fair value on a recurring basis
Other fixed income investments	$5.7	$—	$5.7
Assets and Liabilities measured at fair value on a non-recurring basis
Warrants	—	0.6	0.6

	$5.7	$0.6	$6.3

        Other fixed income investments include insurance products that are recorded at fair value based on the value guaranteed by the issuer in accordance with the contract terms and quoted prices for

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

similar financial instruments. The guaranteed value is equivalent to the contract price and the sum of interest earned to date.

        The Black-Scholes Model was used to estimate the fair value of the warrants (see Note 10). The following represents the assumptions used in the Black-Scholes valuation model:

  •
  Stock Price:  The stock price of $2.50 used was based on the closing price of the Company's common stock on March 6, 2008.

  •
  Exercise Price:  The exercise price of $2.50 was based on the Warrant Agreement entered into with PWER Bridge, LLC.

  •
  Expected Term:  The expected term of five years was based on the assumption that the warrant holder would hold the warrant through its contractual term.

  •
  Risk-Free Rate:  The risk-free rate of 2.50% was based on the return of the U.S government bonds maturing at approximately the same time as the expected term of the Warrants.

  •
  Dividend Yield:  The dividend yield was estimated to be 0.0% based on the Company's historical dividend payout.

  •
  Expected Volatility:  The expected volatility of 60% was based on the historical volatilities of selected guideline companies and factors applicable to the Company, including size and leverage. The Company also considered its implied volatilities based on publicly traded options.

NOTE 3—INVESTMENTS

        Debt and Other Fixed Income Investments—Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method. During the quarter ended March 30, 2008, the Company received $1.8 million from the sale of investments classified as available-for-sale securities and realized an immaterial gain on the transactions. The Company did not sell any securities during the quarter ended April 1, 2007.

        Other fixed income investments include insurance products that are recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is equivalent to the contract price and the sum of interest earned to date.

        The following tables summarize the Company's debt and other fixed income investments (in millions):

	March 30, 2008
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
Other fixed income investments	$5.7	—	$5.7

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

	December 30, 2007
	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$1.8	$—	$1.8
Other fixed income investments	5.7	—	5.7

	$7.5	$—	$7.5

        The fair value of the Company's available-for-sale investments at March 30, 2008 is $5.7 million and the investments mature in less than one year.

        Equity Investments—The Company also has investments in privately-held companies that are included in other assets on the Company's consolidated condensed balance sheets and are accounted for using the cost or equity methods, depending on the nature and circumstances surrounding the investment. The carrying value of these investments was $0.3 million at March 30, 2008 and December 30, 2007. During the quarter ended March 30, 2008, the Company received a dividend of approximately $1.2 million, representing a return on our investment in a foreign joint venture in China. See Note 14.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	March 30, 2008	December 30, 2007
Raw materials	$84.3	$63.5
Subassemblies-in-process	7.4	12.1
Finished goods	28.0	30.3

	$119.7	$105.9

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the quarters ended March 30, 2008 and April 1, 2007 the Company wrote off approximately $1.9 million and $1.2 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	March 30, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$63.3	$—	$63.3
Trade name	11.4	—	11.4

Subtotal	74.7	—	74.7

Amortizable intangibles
Product technology	6.9	3.8	3.1	9
Customer relationships	11.2	5.6	5.6	8
Other	6.5	3.7	2.8	16

Subtotal	24.6	13.1	11.5	10

Total	$99.3	$13.1	$86.2

	December 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.5	$—	$59.5
Trade name	11.4	—	11.4

Subtotal	70.9	—	70.9

Amortizable intangibles
Product technology	18.7	15.4	3.3	9
Customer relationships	10.7	5.2	5.5	8
Other	6.9	3.9	3.0	16

Subtotal	36.3	24.5	11.8	10

Total	$107.2	$24.5	$82.7

        Total amortization expense for the three months ended March 30, 2008 and April 1, 2007 was $1.0 million, and $1.5 million, respectively. Of the $1.0 million of expense recorded during the three months ended March 30, 2008, $0.9 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Of the $1.5 million of amortization expense recorded during the three months ended April 1, 2007, $1.4 million was recorded as amortization of intangibles

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and $0.1 million recorded as cost of goods sold. Estimated amortization expense related to amortizable intangibles for 2008 through 2012 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2008 (nine months)	$1.8
2009	2.4
2010	2.0
2011	1.9
2012	1.5

Total	$9.6

        The changes in the carrying amount of goodwill for the three months ended March 30, 2008 is as follows (in millions):

March 30, 2008
Beginning balance	$59.5
Changes due to foreign currency fluctuations	3.8

Ending balance	$63.3

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	March 30, 2008	December 30, 2007
Revolving credit facilities	$19.7	$14.9
Secured credit facility	7.2	6.7

Total credit facilities	26.9	21.6
Notes payable	0.3	0.2

Total credit facilities and notes payable	$27.2	$21.8

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $33.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 30, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 5.8%, and $1.4 million was committed to guarantee letters of credit. After consideration of these commitments, $4.9 million of additional borrowing capacity was available to the Company as of March 30, 2008. At December 30, 2007, the total outstanding balance on all credit facilities was $21.6 million at a weighted average interest rate of 6.1%, and $1.2 million was committed to guarantee letters of credit. After consideration of these commitments, $13.1 million of additional borrowing capacity was available to the Company as of December 30, 2007. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        At March 30, 2008, $25.7 million of the total $26.9 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $18.5 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 5.7% at March 30, 2008.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $7.2 million at March 30, 2008 and bore interest at the EURIBOR plus one and one-half percent (6.4% at March 30, 2008). The agreement along with credit agreements related to a $0.3 million note payable contain financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At March 30, 2008, this subsidiary was not in compliance with these financial covenants. The $7.2 million outstanding balance under this credit agreement at a 6.4% interest as well as the $0.3 million notes payable have been classified as current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $1.2 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bore interest of 4.0% at March 30, 2008. The credit agreement requires the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 7—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	March 30, 2008	December 30, 2007
Accrued payroll and related expenses	$10.6	$7.9
Income tax payable	3.0	2.5
Accrued warranties	3.3	3.1
Accrued bonuses	1.8	1.0
Other accrued expenses	6.6	9.9

	$25.3	$24.4

        Included in other accrued expenses at March 30, 2008 and December 30, 2007 was approximately $0.6 million accrued interest owed to PWER Bridge, LLC related to the $50 million term debt.

NOTE 8—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

activity within the warranty accrual account for the three months ended March 30, 2008 and April 1, 2007 is presented below, in millions:

	Three Months Ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$3.1	$2.0
Charges and costs accrued	0.9	1.0
Less repair costs incurred	(0.8)	(0.8)
Changes due to foreign currency	0.1	—

Balance, end of period	$3.3	$2.2

NOTE 9—RESTRUCTURING COSTS

        A summary of the restructuring reserve activity during the three months ended March 30, 2008 is as follows:

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 30, 2007	$2.0	$4.7	$6.7
Applications of reserve	(0.5)	(0.6)	(1.1)
Changes due to foreign currency fluctuations	0.1	—	0.1

Balance at March 30, 2008	$1.6	$4.1	$5.7

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company developed and implemented a plan to exit certain activities of the acquired business. The Company's plan included the integration and restructure of the operations of the acquired business in order to more closely align the Company's consolidated operations. The plan included costs related to severance, facility lease costs and termination, and contract termination costs that were incurred as a direct result of these integration and restructuring efforts. The restructuring liabilities related to this plan at March 30, 2008 were approximately $2.1 million consisting of severance liabilities of $1.5 million, expected to be paid out by the end of the first quarter of 2009, and facility closure costs of $0.6 million expected to be paid out during 2008.

        The restructuring liabilities related to facilities closure include $3.1 million and $0.4 million continuing lease obligations incurred during 2005 and 2007, respectively, upon consolidation of the Company's North American facilities. The 2005 and 2007 liabilities are expected to be paid over the life of the leases, which extend into 2011 and 2014, respectively. All restructuring charges have been and will be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	March 30, 2008	December 30, 2007
Promissory Note (related party indebtedness)	$49.4	$50.0
Installment notes ranging from 2% to 6%, due through 2011	3.2	2.9

Total long-term debt	52.6	52.9
Less current portion	2.2	2.3

Total long-term debt, less current portion	$50.4	$50.6

        On March 6, 2008, the Company entered into an Amended and Restated Term Loan Agreement (the "Amended Loan Agreement") with PWER Bridge, pursuant to which the maturity date of the $50 million promissory note (the "Note") issued by the Company to PWER Bridge, which was originally due on April 30, 2008, was extended to April 30, 2010. The original Term Loan Agreement was entered into in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. In connection with obtaining the extension during the quarter ended March 30, 2008, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note which has been included as a component of Other Current Assets in the Consolidated Condensed Balance Sheet.

        Under the terms of the Amended Loan Agreement, interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty. The Amended Loan Agreement contains customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Amended Loan Agreement contains covenants that, in general, limit the sale of assets except in the ordinary course of business, the incurrence of certain indebtedness or the issuance of securities (subject to certain exceptions), mergers, consolidations or other corporate events not otherwise permitted, the lines of business in which the Company may engage, the payment of dividends or repurchase of common stock, the amendment of the charter or bylaws of the Company, and the existence of any lien (subject to certain exceptions). The Amended Loan Agreement provides for events of default that would permit PWER Bridge to accelerate the maturity of the Note upon, in general, failure to make payments thereon, failure to timely comply with the covenants, representations and warranties contained therein in all material respects, certain events of insolvency or dissolution, defaults under certain other debt agreements permitting acceleration or certain legal proceedings under such agreements, the occurrence of certain legal judgments against the Company, the occurrence of certain materially adverse events, or the occurrence of certain events constituting a change of control. The Amended Loan Agreement also requires the Company to perform certain affirmative covenants, including the delivery of certain reports and information, payment of certain expenses and delivery of certain notices.

        In connection with the Amended Loan Agreement and to secure its obligations thereunder, the Company entered into a Security Agreement (the "Security Agreement") in favor of PWER Bridge, pursuant to which certain inventory and accounts receivable of the Company and its domestic

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

subsidiaries and certain interests in the equity of the Company's directly held foreign subsidiaries, have been pledged to secure the obligations of the Company under the Amended Loan Agreement.

        The Company also entered into a warrant agreement (the "Warrant Agreement") with PWER Bridge, pursuant to which the Company issued PWER Bridge warrants exercisable for up to 2.0 million shares of common stock of the Company (the "Warrants"). The vesting schedule for the exercise of the Warrants is as follows: warrants for 0.5 million shares vested immediately upon the closing on March 6, 2008; approximately 0.8 million shares will vest on September 30, 2008 if any principal amount remains outstanding under the Note on such date; and approximately 0.7 million shares will vest on March 31, 2009 if any principal amount remains outstanding under the Note on such date. The Warrants have an exercise price of $2.50 per share. The Company recorded the fair value of the Warrants of $0.6 million as a discount on the Indebtedness to Related Parties and an increase to Additional paid-in capital in the consolidated condensed balance sheet. The fair value of the warrants was determined using the Black-Scholes valuation model, using a risk-free interest rate of 2.5%, a contract life of five years and a volatility factor of 60%. The discount on the note is being amortized to interest expense in the accompanying consolidated condensed statement of operations over the term of the loan.

        As of March 30, 2008, the remaining outstanding principal balance of the Note Payable was $49.4 million. The Company has reflected the Indebtedness to Related Parties in the accompanying balance sheet net of the unamortized discount related to the value of the Warrants of $0.6 million.

        In addition, the Power Electronics Group has certain long-term notes payable due through fiscal year 2011. Amounts outstanding at March 30, 2008 were $3.2 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.2%. Amounts outstanding at December 30, 2007 were $2.9 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At March 30, 2008 and December 30, 2007, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at March 30, 2008 are as follows:

Year Ending December 31,
2008 (nine months)	$2.2
2009	0.4
2010	50.4
2011	0.2

Total	$53.2

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CONTINGENCIES

        The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain product of Artesyn Technologies infringes certain patents held by the Company that focus on technologies relating to digital power management and control. The complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. Post-jury verdict motions were filed and the Court issued rulings on April 11, 2008 favorable to the Company, including issuance of a permanent injunction against Artesyn Technologies and its successors. Artesyn Technologies has not yet indicated its plans regarding an appeal of the Court rulings.

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. The Court denied Power-One's motion to dismiss on April 11, 2008. The case will proceed into the discovery phase.

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

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. Proceedings are pending

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

before the applicable Italian civil court, with the initial introductory and scheduling hearing set for July, 2008.

        The Company accounts for unrecognized tax positions under FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $3.6 million at March 30, 2008 and includes $1.2 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at March 30, 2008. During 2007, the Company determined that in certain of its 2006 income tax filings that it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company is in the process of supplying this information and believes that it is more likely than not that it will receive reasonable cause relief with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties nor interest with respect to these items. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to December 31, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

NOTE 12—STOCK BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." Upon adoption of SFAS No. 123(R) in 2006, the Company elected the modified prospective method.

        The Company has granted stock awards under its 1996 and 2004 stock incentive plans, which generally vest between one and four years from the date of grant. The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the activity under the Company's stock based compensation plans:

	Three Months Ended
	March 30, 2008	April 1, 2007
Non-vested share units granted, in millions	0.5	0.1
Weighted average grant date fair value of non-vested share units	$2.45	$6.33
Stock compensation expense related to non-vested share units, in millions	$0.6	$0.6

        During the quarter ended March 30, 2008, the Company's Board of Directors approved an amendment to the stock options and non-vested share units previously granted by the Company to its former Chief Executive Officer as part of the "Employment Separation and General Release Agreement" dated March 18, 2008. The amendment effectively extended the exercise term of certain of his vested stock options and non-vested share units for approximately one year. The Company recorded approximately $0.1 million in compensation expense related to the stock option and award modifications during the three months ended March 30, 2008.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        On February 19, 2008, Richard J. Thompson was appointed as the Company's Chief Executive Officer. Pursuant to his Employment Agreement, Mr. Thompson was granted 0.5 million non-vested share units, 0.5 million stock options and 0.3 million stock appreciation rights. The non-vested share units, stock options and stock appreciation rights were each granted pursuant to written award agreements and are scheduled to vest over a four-year term. The stock options and stock appreciation rights are scheduled to become 100% vested on the anniversary of the fourth year. However, the stock options and stock appreciation rights will vest earlier if certain market and performance conditions are achieved. The Company expects to settle the stock appreciation rights in shares of its common stock. During the quarter ended March 30, 2008, the Company recorded an immaterial amount of stock compensation expense related to these non-vested share units, stock options and stock appreciation rights. The stock compensation expense related to the non-vested share units is included in the table above in the caption "Stock compensation expense related to non-vested share units."

        The fair value of the options and stock appreciation rights granted during the quarter ended March 30, 2008 was estimated on the date of grant using the Black-Scholes valuation model and securities weighted average time to vest using the Monte Carlo Simulation method, with the assumptions shown below.

Three Months Ended March 30, 2008
Risk-free interest rate	3.1%
Volatility	65%
Option life, years	6.7
Dividends	—
Expected stock return/discount rate	2.5%
Stock options granted, in millions	0.5
Stock appreciation rights granted, in millions	0.3
Weighted-average grant date fair value of stock options and stock appreciation rights granted	$1.52
Stock compensation expense related to stock options and stock appreciation rights, in millions	$0.1

        No stock options were granted by the Company during the quarter ended April 1, 2007. The Company recorded stock compensation expense of approximately $0.1 million related to stock options during the quarter ended April 1, 2007.

NOTE 13—EARNINGS PER SHARE

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(13.6)	$(12.3)
Basic and diluted weighted average outstanding shares	87.4	86.7

Basic and diluted loss per share	$(0.16)	$(0.14)

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and non-vested share units) outstanding during the periods using the treasury stock method. Due to the Company's net loss in both of the three-month periods ended March 30, 2008 and April 1, 2007, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.1 million and 1.5 million which were outstanding during the three-month periods ended March 30, 2008 and April 1, 2007, respectively, would have been dilutive.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended March 30, 2008 and April 1, 2007 were 8.9 million and 4.6 million, respectively.

NOTE 14—RELATED PARTIES

        On March 6, 2008, the Company extended the maturity date of the Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement (the "Amended Loan Agreement"). During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note. Interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty. The Company recorded approximately $1.5 million and $1.3 million of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarters ended March 30, 2008 and April 1, 2007, respectively. At March 30, 2008, the Company owed PWER Bridge, LLC $0.6 million of accrued interest which has been classified as other accrued expenses in the Companys consolidated condensed balance sheet.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 5.9% of the Company's outstanding common stock as of March 3, 2008. Mr. Stephens also owns 100% of Stephens Insurance. No amounts were paid by the company to Stephens Insurance for insurance brokerage services during the quarter ended March 30, 2008. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the quarter ended April 1, 2007.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet under the equity-method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during the quarter ended March 30, 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment, which was recorded in "Equity in earnings of joint venture" in the consolidated condensed statements of operations.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

        No revenue was recognized related to the joint venture during the quarters ended March 30, 2008 and April 1, 2007. The Company paid $5.6 million and $2.1 million for inventory purchased from the joint venture during the quarters ended March 30, 2008 and April 1, 2007, respectively. At March 30, 2008, the Company owed the joint venture approximately $2.1 million.

        One of the members of the Company's Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom products are sold. During the quarters ended March 30, 2008 and April 1, 2007, the Company recognized revenue on sales to Benchmark Electronics in the amounts of approximately $2.0 million and $0.3 million, respectively. At March 30, 2008, Benchmark Electronics owed the Company approximately $1.2 million.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC power supplies and DC/DC converters, inverters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the communications, networking equipment, server/storage, computer, instrumentation, industrial, renewable energy, and other electronic equipment industries.

        Our AC/DC power supplies are typically embedded in our customers' products and convert alternating current to direct current. We engage in the design, manufacture and sale of standard and custom AC/DC products to original equipment manufacturers (OEMs). Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers' equipment. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, many of our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold primarily to telecommunications and Internet service providers worldwide. Our inverters for renewable energy provide conversion from either wind generators or photovoltaic energy into useable AC power for the grid.

        We are engaged in the design and production of renewable energy inverters. Our renewable energy, also called alternative energy products are generally stand alone units that are sometimes called "inverters." These products are DC-to-AC converters that convert DC voltage from solar arrays, wind generators, or fuel cells into useable AC power; and range in size from a briefcase to a large cabinet. The global demand for harvesting power from the sun (called solar or photovoltaic energy) and wind to be converted into useable power is one of the fastest growing markets due to increasing energy costs and concern for the overall environment. Additionally, the cost of renewable energy products is decreasing and with many countries offering incentives to individuals and companies, we expect this market to expand rapidly throughout the world.

        We are also engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. These products are strategically significant to the Company. Our maXyz® product line was introduced in 2003 and was developed specifically for the IBA market. In 2004, we introduced our new Z-One® digital power management architecture and our new Z-series product line, which included a digital controller. We began full production of these products near the end of the third quarter of 2004. Murata Manufacturing Company is a second-source licensing partner for these products. We have continued to strengthen our Z-Alliance™ by announcing the addition of Atmel and Micrel to the partnership during 2006/2007. During 2005, we introduced the Z-1000 No-Bus™ family of digital point-of-load converters, which provides customers with digital power conversion without requiring a significant change in architecture. In 2006, we introduced the second generation of Digital Power Managers, which can also control non-Power-One products on the customers' printed circuit boards. In 2007, we announced a new product line targeted for the server/storage market, capable of tripling the output current of the original Z-One converters.

        We have two main product lines, referred to as "embedded products" and "power systems." Embedded products include AC/DC power supplies, DC/DC converters (including "brick" converters and POL converters), and smart motor control products. Power systems products include DC power systems and renewable energy products.

        During 2007, we entered into a restructuring plan for which we expected to reduce our fixed spending by approximately $20 million annually by significantly downsizing the Company's operations in North America, as certain functions were moved to other existing Power-One facilities in low-cost locations, and reducing operations and overhead in other foreign locations. The anticipated savings resulting from this restructuring plan were substantially achieved by the end of the first fiscal quarter of 2008.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to certain major customers. We are in the process of implementing detailed plans to improve our operational and financial performance and drive long-term growth and profitability. Based on these plans we have already launched initiatives addressing supply chain issues, including programs to lower material costs, the acceleration of the transfer of manufacturing to China, and the implementation of new sales and operations planning processes. The aim of these steps is to improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

  •
  Currency risk, since we will increasingly receive payments and purchase components in foreign currencies and we have historically not engaged in foreign currency hedging activities;

  •
  Risk associated with expanding sales or manufacturing operations into economies and markets that may experience financial, economic or political instability;

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

  •
  Increasing energy costs and oil prices putting pressure on global economic conditions; and

  •
  Unionized labor at certain of our foreign manufacturing facilities.

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a 1/8th-brick, and currently is at a 1/16th-brick size. Each successive product is smaller but has retained or expanded the functionality of its predecessor. In addition to the reduction in size, the dollar cost per watt is also reduced, which results in lower prices for the customer as well as lower system cost for the manufacturer. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may negatively impact gross margins and result in inventory write-offs, and price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

        On March 6, 2008, we extended the maturity date of the $50 million promissory note (the "Note") issued to PWER Bridge, LLC ("PWER Bridge") to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement (the "Amended Loan Agreement"). In connection with obtaining the extension, we paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note. Interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty.

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

        We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. These impairment tests are also dependent on management's forecasts, which frequently change. A change in our forecasts may result in impairment charges. SFAS No. 142 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, we are required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and we do not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

        We determined that we have one reporting unit under SFAS No. 142. We test goodwill for impairment on an annual basis at the end of each August fiscal month. The results of the impairment test performed during the year ended December 30, 2007 indicated that the goodwill of the Company was not impaired as the fair value of the Company exceeded its carrying amount, including goodwill.

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

        Recent Pronouncements and Accounting Changes—In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." This statement is effective for fiscal years beginning after December 15, 2008. We are assessing the impact of SFAS No. 141R and have not determined whether it will have a material impact on our results of operations or financial position.

        In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 effective December 31, 2007 and did not elect the fair value option for any existing eligible items.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of FAS Statement No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

Results of Operations

        Net Sales.    Net sales decreased $6.2 million, or 5.1%, to $117.8 million for the quarter ended March 30, 2008 from $124.0 million for the quarter ended April 1, 2007. The decrease in sales was attributable to operational inefficiencies that led to the Company's inability to deliver product on time to customers.

        Net sales by customer category were as follows, in millions:

	Three Months Ended
	March 30, 2008		April 1, 2007
OEMs	$85.7	73%	$98.6	79%
Distributors	26.7	23%	19.4	16%
Service providers	5.4	4%	6.0	5%

Total	$117.8	100%	$124.0	100%

        During the quarters ended March 30, 2008 and April 1, 2007, no customer exceeded 10% of net sales.

        We have defined our end-markets based on the customers we serve. Our "Other" end-market category includes Smart Motor Control and Renewable Energy markets. Net sales for the quarters ended March 30, 2008 and April 1, 2007 by end-markets were as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
Communications	52%	48%
Instrumentation and Industrial	19%	23%
Server, Storage and Computer	11%	15%
Other	18%	14%

Total	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	March 30, 2008	December 30, 2007
Combined 180-day backlog	$132.8	$83.4
Combined 90-day backlog	$108.7	$75.7

        The increase in 180-day and 90-day backlog during the quarter ended March 30, 2008 was due to strong demand during the quarter as well as to an increased delinquent backlog of approximately $7.8 million related to our inability to deliver product on time to our customers during the first quarter of 2008. During the quarter ended March 30, 2008, bookings were $155.1 million, an increase of 24.6% over bookings of $124.5 million during the same period in 2007. Bookings were strong due to healthy demand, and included the ramp-up of volumes for several new customer programs in high-growth markets. We generally sell our products pursuant to purchase orders rather than long-term contracts. Backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Customers may cancel or reschedule most deliveries without penalty. Our backlog may not necessarily be a reliable indicator of future revenue both because we do not maintain long-term contracts with our customers so they are free to cancel or modify their orders and also because a significant portion of our revenues derives from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period and that therefore do not appear as backlog at the end of a reporting period). Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter ended March 30, 2008. When customers adopt our VMI program, they no longer place orders with us and instead use an automated forecasting model. We then manufacture products for the customer based on their forecast, and the customer uses the inventory as needed. As a result, under a VMI program, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory. As such, we believe that backlog may not necessarily be a reliable indicator of future results.

  Gross Profit.

	Three Months Ended
	March 30, 2008	April 1, 2007
Gross profit, in millions	$21.3	$23.9
Gross profit margin	18.1%	19.3%

        Gross profit for the quarter ended March 30, 2008 was $21.3 million compared with a gross profit of $23.9 million in the comparable period in 2007. As a percentage of net sales, gross margin decreased to 18.1% for the first quarter of 2008 from a gross margin of 19.3% for the same period in 2007. Several factors contributed to the lower gross margin during the quarter ended March 30, 2008. The gross margin for the quarter ended March 30, 2008 was negatively impacted by manufacturing planning inefficiencies and supply chain constraints that negatively impacted the gross margin by approximately 1 margin point. Also negatively impacting the gross margin was $1.9 million of inventory related charges recorded in cost of goods sold during the first quarter ended March 30, 2008 as compared to approximately $1.2 million recorded in costs of goods sold related to the write-off of inventory and other related inventory adjustments during the first quarter ended April 1, 2007.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $0.3 million, or 2%, to $20.2 million for the quarter ended March 30, 2008 from $20.5 million for the same period in 2007. As a percentage of net sales, selling, general and administrative expense was 17% for the quarters ended March 30, 2008 and April 1, 2007.

        Selling expense decreased $0.5 million, or 6%, to $8.5 million for the quarter ended March 30, 2008 from $9.0 million for the quarter ended April 1, 2007. We achieved approximately $1.1 million in savings related to our 2007 restructuring plan, which were offset in part by increased commissions of approximately $0.5 million related to increased renewable energy sales, as well as $0.2 million related to one-time severance charges recorded during the quarter ended March 30, 2008.

        Administrative expense increased $0.2 million, or 2%, to $11.7 million for the quarter ended March 30, 2008 from $11.5 million for the quarter ended April 1, 2007. During the quarter ended March 30, 2008, we achieved approximately $1.5 million in savings related to our 2007 restructuring plan as compared with the same quarter of the prior year. Included in administrative expense for the first quarter ended March 30, 2008 were one-time severance charges of approximately $1.1 million related to a reorganization of the company's management personnel in North America as well as approximately $0.6 million related to legal fees and costs related to the extension of the $50 million PWER Bridge term loan.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased by $0.5 million, or 4%, to $12.0 million for the quarter ended March 30, 2008 from $12.5 million in the comparable period in 2007. As a percentage of net sales, engineering and quality assurance expense remained consistent at 10% for the quarters ended March 30, 2008 and April 1, 2007.

        Engineering expense increased $0.1 million, or 1%, to $9.8 million for the quarter ended March 30, 2008 from $9.7 million for the comparable period in 2007. Approximately $0.6 million unfavorable variance between quarters related to costs incurred during the quarter ended March 30, 2008 included one-time severance charges, as well as fees related to patented technology and R&D efforts. The unfavorable variance was partially offset by approximately $0.9 million estimated savings related to our 2007 restructuring efforts during the quarter ended March 30, 2008 as compared to the same period in the prior year.

        Quality assurance expense decreased $0.6 million, or 21%, to $2.2 million for the quarter ended March 30, 2008 from $2.8 million for the comparable period in 2007 primarily due to the 2007 restructuring plan executed savings.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $0.9 million for the quarter ended March 30, 2008 compared with $1.4 million for the same quarter in 2007. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Loss from Operations.    As a result of the items above, loss from operations was $11.8 million for the quarter ended March 30, 2008 compared with an operating loss of $10.6 million for the comparable period in 2007.

        Interest Income (Expense), Net.    Net interest expense was approximately $1.8 million for the quarter ended March 30, 2008, compared with net interest expense of approximately $1.3 million for the comparable period in 2007. The net interest expense recorded during the three month-periods ended March 30, 2008 and April 1, 2007 related to $50.0 million in term debt, carrying an effective interest rate of approximately 14.0% during 2008 and approximately 11.7% during 2007, borrowed to finance the acquisition in October 2006, along with interest related to credit facilities and long-term debt obligations at the acquired entity.

        Other Income (Expense), Net.    Net other expense was $1.7 million for the quarter ended March 30, 2008, compared with net other income of $0.3 million for the same period in 2007. Included in net other expense for the period ended March, 30, 2008 are losses on foreign currency transactions of approximately $1.8 million. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB.

        Provision for Income Taxes.    The benefit for income taxes was $0.4 million for the quarter ended March 30, 2008 as compared to a provision for income taxes of $0.8 million recorded during the quarter ended April 1, 2007. Income taxes recorded during each period were primarily related to our foreign locations.

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

        Equity in earnings of joint venture.    During the quarter ended March 30, 2008, the Company received a cash dividend of $1.2 million, representing a return on its investment, from its joint venture in Asia. During 2005 through fiscal 2007, the Company impaired its equity investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other impairment indicators.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased $7.6 million, or 27%, to $20.7 million at March 30, 2008 from $28.4 million at December 30, 2007. Our primary uses of cash in the first three months of 2008 consisted of $8.1 million for operating activities and $3.5 million for the acquisition of property and equipment. Our primary sources of cash in the first three months of 2008 consisted of $3.3 million related to proceeds from borrowings on our bank credit facilities and $1.8 million related to cash proceeds from the sale of investments during the quarter.

        Cash used in operating activities of $8.1 million included a decrease in accounts receivable, net, and accounts payable of $14.1 million and $5.7 million, respectively, as well as an increase in inventories of $7.4 million. In addition, cash used in operating activities included $1.8 million for cash paid for interest and $1.1 million of cash payments related to the Company's restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $33.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 30, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 5.8%, and $1.4 million was committed to letters of credit. After consideration of these commitments, $4.9 million of additional borrowing capacity was available to us as of March 30, 2008. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time the newly acquired subsidiary has been in default with certain of its debt covenants and was not in compliance with a financial covenant requiring a maximum percentage of debt to equity at March 30, 2008. The $7.2 million outstanding balance under this credit agreement, as well as a $0.3 million long-term note payable through 2008 at a 6.4% interest rate issued by the same bank with similar financial covenants, have been classified as current liabilities as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At March 30, 2008, we were in compliance with all other debt covenants.

        On March 6, 2008, we extended the maturity date of the $50 million promissory note (the "Note") issued to PWER Bridge, LLC ("PWER Bridge") to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement (the "Amended Loan Agreement"). In connection with obtaining the extension, we paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the Note. Interest will continue to accrue at 12% per annum on the outstanding principal balance of the Note and will be payable monthly in cash. A maintenance fee is payable on each anniversary of the date of the Amended Loan Agreement, equal to 1% of the outstanding principal balance on such date, and the Note is prepayable at any time without premium or penalty.

        The Amended Loan Agreement contains customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Amended Loan Agreement contains covenants that, in general, limit the sale of assets except in the ordinary course of business, the incurrence of certain indebtedness or the issuance of securities (subject to certain exceptions), mergers, consolidations or other corporate events not otherwise permitted, the lines of business in which the Company may engage, the payment of dividends or repurchase of common stock, the amendment of the charter or bylaws of the Company, and the existence of any lien (subject to certain exceptions). The Amended Loan Agreement provides for events of default that would permit PWER Bridge to accelerate the maturity of the Note upon, in general, failure to make payments thereon, failure to timely comply with the covenants, representations and warranties contained therein in all material respects, certain events of insolvency or dissolution, defaults under other debt agreements permitting acceleration or certain legal proceedings under such agreements, the occurrence of certain legal judgments against the Company, the occurrence of certain materially adverse events, or the occurrence of certain events constituting a change of control. The Amended Loan Agreement also requires the Company to perform certain affirmative covenants, including the delivery of certain reports and information, payment of certain expenses and delivery of certain notices.

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

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at March 30, 2008, were $3.2 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2008 will be in the range of $6 to $9 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position and explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt. In addition, if the subsidiary debt in default with its covenants is called by the bank, or we are not able to generate funds to pay off the $50 million term loan within the required term, it may be necessary to raise additional equity or debt.

Off-Balance Sheet Arrangements

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

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 5.9% of our outstanding common stock as of March 3, 2008. Mr. Stephens also owns 100% of Stephens Insurance. No amounts were paid by the company to Stephens Insurance for insurance brokerage services during the quarter ended March 30, 2008. We paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the quarter ended April 1, 2007.

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

        No revenue was recognized related to the joint venture during the quarters ended March 30, 2008 and April 1, 2007. During the quarter ended March 30, 2008, we received a cash dividend of $1.2 million from the joint venture which was recorded in "Equity in earnings of joint venture" in the consolidated condensed statements of operations. We paid $5.6 million and $2.1 million for inventory purchased from the joint venture during the quarters ended March 30, 2008 and April 1, 2007, respectively. At March 30, 2008, we owed the joint venture approximately $2.1 million.

        One of the members of our Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom we sell products. During the quarters ended March 30, 2008 and April 1, 2007, we recognized revenue on sales to Benchmark Electronics in the amounts of approximately $2.0 million and $0.3 million, respectively. At March 30, 2008, Benchmark Electronics owed us approximately $1.2 million.

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations, non-cancelable open purchase orders and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Non-Cancelable Purchase Orders	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2008 (nine months)	$3.7	$0.6	$2.2	$5.7	$12.2
2009	3.3	—	0.4	6.5	10.2
2010	2.7	—	50.4	2.5	55.6
2011	1.7	—	0.2	—	1.9
2012	1.0	—	—	—	1.0
2013 and thereafter	2.1	—	—	—	2.1

Total	$14.5	$0.6	$53.2	$14.7	$83.0

(1)
Our restructuring reserve at March 30, 2008 includes approximately $4.0 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

        For the quarter ended March 30, 2008, our calculation of estimated interest payments includes $1.1 million of interest payments contractually due between 2009 and 2013 related to a $7.2 million credit agreement, payable through 2013 that was reclassified from long term debt to current liabilities at March 30, 2008 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

        At March 30, 2008, the Company also has recorded a tax liability of $3.6 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash flows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at March 30, 2008 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 16.3)	$25.7	$—	$—	$—	$—	$—	$25.7	$25.7
Average Interest Rate	5.9%						5.9%
Variable Rate (CHF 1.2)	$1.2	$—	$—	$—	$—	$—	$1.2	$1.2
Average Interest Rate	4.0%						4.0%
Notes Payable:
Variable Rate (EUR 0.2)	$0.3	$—	$—	$—	$—	$—	$0.3	$0.3
Average Interest Rate	6.4%						6.4%
Long-term Debt:
Fixed Rate (USD)	$—	$—	$50.0	$—	$—	$—	$50.0	$49.4
Average Interest Rate			14.0%				14.0%
Fixed Rate (EUR 1.4)	$1.2	$0.4	$0.4	$0.1	$—	$—	$2.2	$2.0
Average Interest Rate	2.0%	2.0%	2.0%	2.0%			2.0%
Variable Rate (EUR 0.6)	$1.0	$—	$—	$—	$—	$—	$1.0	$1.0
Average Interest Rate	5.9%						5.9%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 30, 2008, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of March 30, 2008, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "forecast," "expect," "anticipate," "estimate," "plan," "intend," "continue," "will," "may," "can," "looking," "believe" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results are dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions. Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers' needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the possibility that current outstanding debt obligations may be called due before the date anticipated by the Company as a result of the Company's non-compliance with applicable debt covenants; the risk that the Company may face liquidity challenges and not have immediately available funds to meet its debt obligations and may need to raise additional funding including, through private or public sales of equity securities; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 30, 2007, as well as those set forth in "Part II Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain product of Artesyn Technologies infringes certain patents held by the Company that focus on technologies relating to digital power management and control. The complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. Post-jury verdict motions were filed and the Court issued rulings on April 11, 2008 favorable to the Company, including issuance of a permanent injunction against Artesyn Technologies and its successors. Artesyn Technologies has not yet indicated its plans regarding an appeal of the Court rulings.

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. The Court denied Power-One's motion to dismiss on April 11, 2008. The case will proceed into the discovery phase.

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

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. Proceedings are pending before the applicable Italian civil court, with the initial introductory and scheduling hearing set for July, 2008.

Item 1A—Risk Factors

        Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

        The following risk factors are new risk factors compared to the risk factors in our Annual Report on Form 10-K:

We have experienced manufacturing and supply chain problems that have caused an inability to deliver product on time.

        We have experienced problems in the coordination and execution of our manufacturing operations, as well as our management of our supply chain, resulting in an inability to deliver certain product on time. We have experienced difficulties in aligning demand forecast with factory loading, materials procurement, and manpower utilization, such that certain delivery commitments have been missed, delayed, or rescheduled. While we have initiated actions that we believe will result in an elimination of such problems, the initiatives may take longer than anticipated to achieve expected results, and the operational and supply chain problems may continue for longer than projected, or may reoccur in the future.

Our success depends on our ability to implement our plans to improve our operational efficiency and drive long-term growth and profitability.

        We are in the process of implementing detailed plans to improve our operational and financial performance and drive long-term growth and profitability. In the implementation of these plans, we may lose senior management personnel or we may seek to replace senior management personnel to improve implementation of these our plans. We have recently appointed a new chief executive officer and it may take time for the new management team to be able to work together effectively to successfully develop and implement our business strategies. In addition, it could be difficult, time consuming and expensive to replace senior management personnel and we cannot assure you that we will be able to recruit suitable replacements or assimilate new senior management personnel into our organization to achieve our operating objectives. Even if we are successful in the long term, turnover in key management positions could temporarily harm our financial performance and results of operations until new management become familiar with our business.

A prolonged economic slowdown or a lengthy or severe recession could hurt our operations, particularly if it results in a decline in profitability in the communications infrastructure and server/storage industries.

        The risks associated with our business are more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession could have a material adverse effect on our results of operations, financial condition and business prospects.

Item 6—Exhibits

(a) Exhibits
3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.1(e)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson.
10.2(e)	Stock Unit Award Agreement for Richard J. Thompson, dated as of February 18, 2008.
10.3(e)	Notice of Grant of Stock Option and Terms and Conditions of Richard J. Thompson Stock Option, dated as of February 18, 2008.
10.4(e)	Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Richard J. Thompson Stock Appreciation Rights, dated as of February 18, 2008.
10.5(f)	Amended and Restated Term Loan Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC.
10.6(f)	Amended and Restated Form of Promissory Note in the amount of $50,000,000 issued by Power-One, Inc. on behalf of PWER Bridge, LLC.
10.7(f)	Security Agreement, dated as of March 6, 2008 among Power-One, Inc. and its subsidiaries named therein, and PWER Bridge, LLC.
10.8(f)	Warrant Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge LLC.
10.9(f)	Form of Warrant to purchase up to 2,000,000 shares of common stock of Power-One, Inc.
10.10(f)	Registration Rights Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC.
10.11(g)	Employment Separation and General Release Agreement, dated as of March 18, 2008, between Power-One, Inc. and William T. Yeates.
10.12(h)	Power-One, Inc. 2004 Stock Incentive Plan, as amended.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)
Previously filed as an exhibit to the Registration Statement on Form S-1, as amended, of Power-One, Inc. filed on September 12, 1997.

(b)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000.

(c)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006.

(d)
Previously filed as an exhibit to the Current Report on Form 8-K dated and filed on February 6, 2006.

(e)
Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2008.

(f)
Previously filed as an exhibit to the Current Report on Form 8-K filed on March 11, 2008.

(g)
Previously filed as an exhibit to the Current Report on Form 8-K filed on March 21, 2008.

(h)
Previously filed as an exhibit to the Current Report on Form 8-K filed on April 28, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2008	POWER-ONE, INC.
	By:	/s/ JEFFREY J. KYLE Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

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
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 6—Exhibits
SIGNATURES