Form 10-Q
period 2008-06-29
POWER ONE INC
filed 2008-08-08
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2008
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

         As of August 1, 2008, 87,766,168 shares of the Registrant's $0.001 par value common stock were outstanding.

 POWER-ONE, INC.
INDEX

 PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
NET SALES	$149,273	$123,771	$267,031	$247,792
COST OF GOODS SOLD	118,692	98,021	215,124	198,125

GROSS PROFIT	30,581	25,750	51,907	49,667
EXPENSES:
Selling, general and administrative	18,834	18,931	39,048	39,445
Engineering and quality assurance	11,796	12,552	23,824	25,113
Amortization of intangible assets	540	972	1,408	2,381
Restructuring costs	—	2,018	—	2,018
Asset impairment	—	734	—	734

Total expenses	31,170	35,207	64,280	69,691

LOSS FROM OPERATIONS	(589)	(9,457)	(12,373)	(20,024)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	165	271	383	671
Interest expense	(3,149)	(1,764)	(5,120)	(3,417)
Other income (expense), net	(968)	539	(2,686)	832

Total interest and other income (expense), net	(3,952)	(954)	(7,423)	(1,914)

LOSS BEFORE INCOME TAX	(4,541)	(10,411)	(19,796)	(21,938)
PROVISION (BENEFIT) FOR INCOME TAXES	240	665	(200)	1,448

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(4,781)	(11,076)	(19,596)	(23,386)
EQUITY IN EARNINGS OF JOINT VENTURE, net of tax	872	—	2,048	—

NET LOSS	$(3,909)	$(11,076)	$(17,548)	$(23,386)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.13)	$(0.20)	$(0.27)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,554	86,989	87,473	86,855

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 29, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,738	$28,364
Investments	—	7,477
Accounts receivable:
Trade, less allowance for doubtful accounts: $5,708 at June 29, 2008; $5,454 at December 30, 2007	146,719	129,984
Other	5,621	5,634
Inventories	120,389	105,930
Prepaid expenses and other current assets	10,794	7,487

Total current assets	321,261	284,876
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $89,929 at June 29, 2008; $77,750 at December 30, 2007	63,814	62,809
GOODWILL	62,929	59,487
OTHER INTANGIBLE ASSETS, net	22,360	23,261
OTHER ASSETS	7,172	1,163

TOTAL	$477,536	$431,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$31,916	$21,843
Accounts payable	120,719	107,751
Restructuring reserve	4,783	6,726
Long-term debt, current portion	1,480	2,338
Other accrued expenses and current liabilities	29,227	24,410

Total current liabilities	188,125	163,068
INDEBTEDNESS TO RELATED PARTIES	—	50,000
LONG-TERM DEBT, net of current portion	75,594	550
OTHER LIABILITIES	16,785	18,552
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,766 and 87,356 shares issued and outstanding at June 29, 2008 and December 30, 2007, respectively	88	87
Additional paid-in capital	617,047	615,040
Accumulated other comprehensive income	53,673	40,527
Accumulated deficit	(473,776)	(456,228)

Total stockholders' equity	197,032	199,426

TOTAL	$477,536	$431,596

See notes to consolidated condensed financial statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,548)	$(23,386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,079	10,582
Undistributed earnings of joint venture	(872)	—
Asset impairment charge	—	734
Investment write-off	243	—
Stock-based compensation	1,367	1,360
Exchange gain (loss)	1,067	(89)
Deferred income taxes	(1,350)	81
Write-off of unamortized debt issue costs	908	—
Net loss on disposal of property and equipment	364	39
Changes in operating assets and liabilities:
Accounts receivable, net	(9,464)	6,282
Inventories	(8,139)	(105)
Prepaid expenses and other current assets	(3,830)	151
Accounts payable	6,809	5,394
Other accrued expenses	3,014	56
Restructuring reserve	(2,070)	143
Other liabilities	(42)	1,002

Net cash provided by (used in) operating activities	(19,464)	2,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(115)	(88)
Proceeds from available-for-sale investments	7,590	1,488
Acquisition of property & equipment	(5,762)	(4,405)
Proceeds from sale of property and equipment	15	21
Other assets	(117)	30
Investment in Power Electronics Group, net of purchase price adjustment	—	1,386

Net cash provided by (used in) investing activities	1,611	(1,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities, net	8,297	913
Repayments of borrowings on notes payable	(239)	(210)
Bank overdraft	—	(628)
Proceeds from issuance of long-term debt, net of debt issue costs	70,309	—
Repayments of borrowings on long-term debt	(1,822)	(1,072)
Repayments of indebtedness to related parties	(50,000)	—
Issuance of common stock	—	544

Net cash provided by (used in) financing activities	26,545	(453)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	682	(1,002)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,374	(779)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,364	34,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,738	$33,643

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,618	$2,294
Income taxes	$243	$775

See notes to consolidated condensed financial statements.

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        On October 23, 2006, the Company completed its acquisition of certain assets and liabilities of Magnetek, Inc. and all of the outstanding common stock of Magnetek, SpA, a subsidiary of Magnetek, Inc. (collectively the "Power Electronics Group"). In the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc. for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group. Additionally, the company incurred $0.4 million of acquisition costs during the six months ended July 1, 2007 for a net cash inflow of $1.4 million in the first six months of 2007.

        During the six months ended June 29, 2008, the Company recorded the fair value of $0.6 million related to the warrants issued pursuant to a Warrant Agreement dated as of March 6, 2008 between the company and PWER Bridge, LLC, entered into in connection with the $50 million PWER Bridge loan extension as a discount on the Indebtedness to related parties and an increase to Additional paid-in capital. The discount was subsequently written off and recorded as Interest expense during the quarter ended June 29, 2008 as a result of the repayment of the $50 million PWER Bridge loan.

        During the six months ended June 29, 2008 and July 1, 2007, an additional $0.8 million and $1.6 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
NET LOSS	$(3,909)	$(11,076)	$(17,548)	$(23,386)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	—	(19)	(7)	464
Foreign currency translation adjustment	170	280	13,153	1,312

COMPREHENSIVE LOSS	$(3,739)	$(10,815)	$(4,402)	$(21,610)

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three and six month periods ended June 29, 2008 and July 1, 2007 were 13- and 26-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP No. APB 14-1"). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 shall be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

of retained earnings for that period, presented separately. The Company does not believe that FSP No. APB 14-1 will have a material impact on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". The Company does not believe the implementation of SFAS No. 162 will have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." ("SFAS No. 161") SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008, with early application encouraged. The Company is in the process of evaluating the impact, if any, of SFAS No. 161 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations". SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 141R an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

NOTE 3—INVESTMENTS

        Debt and Other Fixed Income Investments—Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method. During the six months ended June 29, 2008 and July 1, 2007, the Company received $1.8 million and $1.5 million, respectively, from the sale of investments classified as available-for-sale securities and realized an immaterial gain on the transactions. During the quarter ended July 1, 2007 the Company received $1.5 million, from the sale of investments classified as available-for-sale securities and realized an immaterial gain on the transactions.

        Other fixed income investments include insurance products that were recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is the contract price and the sum of interest earned to date and represents the investments' fair value. During the three and six months period ended June 29, 2008, the Company received cash proceeds of $5.8 million from the sale of these annuities and realized immaterial gains on the transactions.

        At June 29, 2008, the Company had no debt or fixed income investments. The following table summarizes the Company's debt and other fixed income investments at December 30, 2007 (in millions):

	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$1.8	$—	$1.8
Other fixed income investments	5.7	—	5.7

	$7.5	$—	$7.5

        Equity Investments—The Company has investments in privately-held companies that were included in other assets on the Company's consolidated condensed balance sheets and were accounted for using the cost or equity methods, depending on the nature and circumstances surrounding each investment.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

During the three and six months ended June 29, 2008, the Company recorded equity in earnings in joint venture of $0.9 million and $2.1 million, respectively. See Note 14.

        During the three and six months period ended June 29, 2008, the Company wrote off approximately $0.2 million related to an investment in a privately-held company.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	June 29, 2008	December 30, 2007
Raw materials	$84.2	$63.5
Subassemblies-in-process	8.7	12.1
Finished goods	27.5	30.3

	$120.4	$105.9

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the six months ended June 29, 2008 and July 1, 2007 the Company wrote off approximately $4.6 million and $1.9 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended June 29, 2008 and July 1, 2007 the Company wrote off approximately $2.7 million and $0.7 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as cost of goods sold.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	June 29, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$62.9	$—	$62.9
Trade name	11.4	—	11.4

Subtotal	74.3	—	74.3

Amortizable intangibles
Product technology	6.1	3.1	3.0	12
Customer relationships	11.2	6.0	5.2	8
Other	6.5	3.7	2.8	17

Subtotal	23.8	12.8	11.0	12

Total	$98.1	$12.8	$85.3

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.5	$—	$59.5
Trade name	11.4	—	11.4

Subtotal	70.9	—	70.9

Amortizable intangibles
Product technology	18.7	15.4	3.3	9
Customer relationships	10.7	5.2	5.5	8
Other	6.9	3.9	3.0	16

Subtotal	36.3	24.5	11.8	10

Total	$107.2	$24.5	$82.7

        Total amortization expense for the six months ended June 29, 2008 and July 1, 2007 was $1.5 million, and $2.5 million, respectively. Of the $1.5 million of expense recorded during the six months ended June 29, 2008, $1.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Of the $2.5 million of amortization expense recorded during the six months ended July 1, 2007, $2.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Estimated amortization expense related to amortizable intangibles for 2008 through 2012 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2008 (six months)	$1.2
2009	2.0
2010	1.9
2011	1.7
2012	1.5

Total	$8.3

        The changes in the carrying amount of goodwill for the six months ended June 29, 2008 is as follows (in millions):

June 29, 2008
Beginning balance	$59.5
Changes due to foreign currency fluctuations	3.4

Ending balance	$62.9

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	June 29, 2008	December 30, 2007
Revolving credit facilities	$24.8	$14.9
Secured credit facility	7.1	6.7

Total credit facilities	31.9	21.6
Notes payable	—	0.2

Total credit facilities and notes payable	$31.9	$21.8

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $35.3 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 29, 2008, the total outstanding balance on all credit facilities was $31.9 million at a weighted average interest rate of 6.5%, and $1.5 million was committed to guarantee letters of credit. After consideration of these commitments, $1.9 million of additional borrowing capacity was available to the Company as of June 29, 2008. At December 30, 2007, the total outstanding balance on all credit facilities was $21.6 million at a weighted average interest rate of 6.1%, and $1.2 million was committed to guarantee letters of credit. After consideration of these commitments, $13.1 million of additional borrowing capacity was available to the Company as of December 30, 2007. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

        At June 29, 2008, $30.7 million of the total $31.9 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $23.7 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 6.6% at June 29, 2008.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $7.1 million at June 29, 2008 and bore interest at the EURIBOR plus one and one-half percent (6.4% at June 29, 2008). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At June 29, 2008, this subsidiary was not in compliance with these financial covenants. The $7.1 million outstanding balance under this credit agreement at a 6.4% interest has been classified as a current liability as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $1.2 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bore interest of 4.1% at June 29, 2008. The credit agreement requires

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE (Continued)

the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 7—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	June 29, 2008	December 30, 2007
Accrued payroll and related expenses	$9.6	$7.9
Income tax payable	3.0	2.5
Accrued warranties	3.7	3.1
Accrued bonuses	3.4	1.0
Other accrued expenses	9.5	9.9

	$29.2	$24.4

        Included in other accrued expenses at December 30, 2007 was approximately $0.6 million of accrued interest owed to PWER Bridge, LLC related to the $50 million related party indebtedness. No interest was owed to PWER Bridge, LLC at June 29, 2008.

NOTE 8—WARRANTIES

        The Company offers its customer warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the activity within the warranty accrual account for the six months ended June 29, 2008 and July 1, 2007 is presented below, in millions:

	Six Months Ended
	June 29, 2008	July 1, 2007
Balance, beginning of period	$3.1	$2.0
Charges and costs accrued	2.0	2.2
Less repair costs incurred	(1.5)	(1.5)
Changes due to foreign currency	0.1	—

Balance, end of period	$3.7	$2.7

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—RESTRUCTURING COSTS

        A summary of the restructuring reserve activity during the six months ended June 29, 2008 is as follows:

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 30, 2007	$2.0	$4.7	$6.7
Applications of reserve	(1.0)	(1.0)	(2.0)
Changes due to foreign currency fluctuations	0.1	—	0.1

Balance at June 29, 2008	$1.1	$3.7	$4.8

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company developed and implemented a plan to exit certain activities of the acquired business. The Company's plan included the integration and restructure of the operations of the acquired business in order to more closely align the Company's consolidated operations. The plan included costs related to severance, facility lease costs and termination, and contract termination costs that were incurred as a direct result of these integration and restructuring efforts. The restructuring liabilities related to this plan at June 29, 2008 were approximately $1.1 million of severance liabilities expected to be paid out by the end of the first quarter of 2009 and $0.4 million of facility closure costs expected to be paid out during 2008.

        The restructuring liabilities related to facilities closure include $2.9 million and $0.4 million continuing lease obligations incurred during 2005 and 2007, respectively, upon consolidation of the Company's North American facilities. The 2005 and 2007 liabilities are expected to be paid over the life of the leases, which extend into 2011 and 2014, respectively. All restructuring charges have been or will be settled with cash.

NOTE 10—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	June 29, 2008	December 30, 2007
8% Senior Secured Convertible Notes, due 2013	$75.0	$—
Promissory Note (related party indebtedness)	—	50.0
Installment notes ranging from 2% to 6%, due through 2011	2.1	2.9

Total long-term debt	77.1	52.9
Less current portion	1.5	2.3

Total long-term debt, less current portion	$75.6	$50.6

        On March 6, 2008, the Company entered into an Amended and Restated Term Loan Agreement (the "Amended Loan Agreement") with PWER Bridge, pursuant to which the maturity date of the $50 million promissory note (the "PWER Bridge Note") issued by the Company to PWER Bridge, which was originally due on April 30, 2008, was extended to April 30, 2010. The original Term Loan Agreement was entered into in connection with the acquisition of the Power Electronics Group of

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LONG-TERM DEBT (Continued)

Magnetek, Inc. In connection with obtaining the extension during the quarter ended March 30, 2008, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company also entered into a warrant agreement (the "Warrant Agreement") with PWER Bridge, pursuant to which the Company issued PWER Bridge warrants for 0.5 million shares which vested immediately upon the closing on March 6, 2008. The Warrants have an exercise price of $2.50 per share. The Company recorded the fair value of the Warrants of $0.6 million as an increase to Additional paid-in capital in the consolidated condensed balance sheet. The fair value of the warrants was determined using the Black-Scholes valuation model, using a risk-free interest rate of 2.5%, a contract life of five years and a volatility factor of 60%. During the quarter ended June 29, 2008, the Company repaid the loan to PWER Bridge using proceeds from the issuance of 8% Senior Secured Convertible Notes. The Company recorded interest expense of approximately $0.9 million related to the write-off of unamortized debt discount costs and extension fees associated with the PWER Bridge loan.

        On June 12, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") under which the Company agreed to sell $75 million aggregate principal amount of its 8% Senior Secured Convertible Notes due 2013 (the "Notes") to Lehman Brothers Inc., as initial purchaser (the "Initial Purchaser") for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). On June 17, 2008, the Company issued $75 million of the Notes. The Company also granted the Initial Purchaser a 30-day option to purchase up to an additional $5 million aggregate principal amount of the Notes. On July 16, 2008, the Company issued the additional $5 million of the Notes.

        The Notes are governed by an indenture, dated as of June 17, 2008 (the "Indenture") between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The Notes will mature on June 17, 2013. The Notes will rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms.

        The Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an initial conversion rate of 304.8780 shares of Common Stock per $1,000 in principal amount of the Notes (which is equivalent to an initial conversion price of approximately $3.28 per share), subject to certain adjustments set forth therein, including a potential reset to the conversion rate on June 18, 2009 if the average Common Stock price is lower than the initial conversion price during the five trading days preceding the reset date, subject to a conversion price floor and limitations on conversion under the rules of The Nasdaq Global Market. In certain circumstances if the conversion price is reset, the Indenture may require us to a make a cash payment upon conversion in lieu of issuing certain shares of Common Stock if that is permissible under the rules of The Nasdaq Global Market. However, the current rules of The Nasdaq Global Market do not allow for the Company to make a cash payment. The Company has agreed to seek stockholder approval so that the rules of The Nasdaq Global Market will not restrict its ability to make in full the conversion rate adjustments otherwise contemplated by the terms of the Notes, which would result in the Company only issuing shares of its common stock upon any conversion of the Notes.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LONG-TERM DEBT (Continued)

        The Company will have the right to redeem for cash (i) some or all of the outstanding Notes, if on or after June 17, 2010, the closing price of the Common Stock as reported on The Nasdaq Global Market exceeds for twenty (20) or more trading days out of a thirty (30) consecutive trading day period, 175% of the then current conversion price of the Notes, or (ii) all the outstanding Notes if at any time less than 10% of the aggregate principal amount of the Notes initially issued remain outstanding. The redemption price will be equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, the redemption date, and the present value of all remaining interest on the Notes through and including the maturity date.

        In addition, on or after June 17, 2011, holders may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest if the Company's ratio of total net debt to last twelve months' EBITDA exceeds 3.0x, measured as of the end of the preceding fiscal quarter. Holders may also require the Company to repurchase all or a portion of the Notes upon a fundamental change (as described therein) at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the repurchase date.

        The Notes contain customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Notes contain covenants that, in general, limit the repayment of certain indebtedness, the payment of dividends on, or repurchase of Common Stock, the granting of liens and the incurrence of indebtedness. Under the terms of the Indenture, the Company must also maintain certain financial ratios related to debt, cash and cash equivalents, and tangible net worth. The Notes provide for events of default that would permit the trustee, or the holders of at least 25% in aggregate principal amount of the Notes then outstanding and the trustee to accelerate the maturity of the Notes upon, in general, failure to make payments thereon, failure to comply with conversion obligations, failure to timely comply with the covenants and agreements contained therein for a period of time after notice has been provided, certain events of insolvency or dissolution, the occurrence of certain legal judgments against the Company, or the suspension from trading of the Common Stock for a certain period of time.

        The net proceeds received from the offering during the quarter ended June 29, 2008, after deducting the Initial Purchaser's discount and estimated offering expenses, which have been included as debt issue costs on the consolidated condensed balance sheet, were approximately $70.3 million. The Company used the net proceeds to retire approximately $50.2 million of previously incurred acquisition indebtedness (including interest) provided by PWER Bridge, LLC.

        In connection with the offering, on June 17, 2008, the Company and certain of its subsidiaries entered into a pledge and security agreement with The Bank of New York Trust Company, N.A., as collateral agent, pursuant to which the Notes will be secured by a first-priority pledge of all of the Company's equity interests in its first tier domestic subsidiaries and up to 66% of the Company's equity interests in certain of its foreign subsidiaries, and, subject to certain exceptions, all of the inventory, accounts receivable and other property and assets (other than capital stock) of the Company and its first tier domestic subsidiaries.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LONG-TERM DEBT (Continued)

        The Company has certain long-term notes payable due through fiscal year 2011 acquired through its 2006 acquisition. Amounts outstanding at June 29, 2008 were $2.1 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.2%. Amounts outstanding at December 30, 2007 were $2.9 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At June 29, 2008 and December 30, 2007, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at June 29, 2008 are as follows:

Year Ending December 31,
2008 (six months)	$1.5
2009	0.2
2010	0.2
2011	0.2
2012	—
Thereafter	75.0

Total	$77.1

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

         Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain product of Artesyn Technologies infringes certain patents held by the Company that focus on technologies relating to digital power management and control. The complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. The Court issued rulings on April 11, 2008 favorable to the Company, including issuance of a permanent injunction against Artesyn Technologies and its successors. Final judgment was issued by the Court on July 1, 2008 confirming the jury verdict and the entry of the permanent injunction. Notice of Appeal was filed by Artesyn Technologies on July 29, 2008.

         Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007 and originally filed in the United States District Court, Central District of California. The action

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CONTINGENCIES (Continued)

seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. The Court denied Power-One's motion to dismiss on April 11, 2008. The Court issued an Order on July 15, 2008 under which all proceedings in this matter were stayed and put on indefinite hold pending completion of appellate proceedings in Power-One, Inc. v. Artesyn Technologies, Inc.

         SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated and semi-regulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are currently in the discovery phase.

         Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to (i) claims of wrongful dismissal from employment, (ii) specific Italian employment indemnities, (iii) general economic losses, and (iv) contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. Proceedings are pending before the applicable Italian civil court. An initial hearing was held on July 2, 2008, at which hearing claimant agreed to waive and dismiss certain claims for damages relating to his theory of wrongful dismissal from employment. The Court set a hearing for October 10, 2008 for further proceedings on claimant's other theories of damages.

        The Company accounts for unrecognized tax positions under FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $3.5 million at June 29, 2008 and includes $1.1 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at June 29, 2008. During 2007, the Company determined that in certain of its 2006 income tax filings that it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company is in the process of supplying this information and believes that it is more likely than not that it will receive reasonable cause relief

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CONTINGENCIES (Continued)

with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties or interest with respect to these items. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to December 31, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

NOTE 12—STOCK BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with SFAS No. 123(R), "Share-Based Payment." Upon adoption of SFAS No. 123(R) in 2006, the Company elected the modified prospective method.

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Non-vested share units granted, in millions	0.1	0.5	0.6	0.6
Weighted average grant date fair value of non-vested share units	$2.82	$3.49	$2.53	$4.06
Stock compensation expense related to non-vested share units, in millions	$0.6	$0.6	$1.2	$1.3

        During the quarter ended March 30, 2008, the Company's Board of Directors approved an amendment to the stock options and non-vested share units previously granted by the Company to its former Chief Executive Officer as part of the "Employment Separation and General Release Agreement" dated March 18, 2008. The amendment effectively extended the exercise term of certain of his vested stock options and non-vested share units for approximately one year. The Company recorded approximately $0.1 million in compensation expense related to the stock option and award modifications during the six months ended June 29, 2008.

        On February 19, 2008, Richard J. Thompson was appointed as the Company's Chief Executive Officer. Pursuant to his Employment Agreement, Mr. Thompson was granted 0.5 million non-vested share units, 0.5 million stock options and 0.3 million stock appreciation rights. The non-vested share units, stock options and stock appreciation rights were each granted pursuant to written award agreements and are scheduled to vest over a four-year term. The stock options and stock appreciation rights are scheduled to become 100% vested on the anniversary of the fourth year. However, the stock options and stock appreciation rights will vest earlier if certain market and performance conditions are achieved. The Company expects to settle the stock appreciation rights in shares of its common stock. During the six month ended June 29, 2008, the Company recorded an immaterial amount of stock

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—STOCK BASED COMPENSATION PLANS (Continued)

compensation expense related to these non-vested share units, stock options and stock appreciation rights. The stock compensation expense related to the non-vested share units is included in the table above in the caption "Stock compensation expense related to non-vested share units."

        The fair value of the options and stock appreciation rights granted during the six months ended June 29, 2008 was estimated on the date of grant using the Black-Scholes valuation model and securities weighted average time to vest using the Monte Carlo Simulation method, with the assumptions shown below.

Six Months Ended June 29, 2008
Risk-free interest rate	3.1%
Volatility	65%
Option life, years	6.7
Dividends	—
Expected stock return/discount rate	2.5%
Stock options granted, in millions	0.5
Stock appreciation rights granted, in millions	0.3
Weighted-average grant date fair value of stock options and stock appreciation rights granted	$1.52

        No stock options were granted by the Company during the quarters ended June 29, 2008 or July 1, 2007, or the six months ended July 1, 2007. The Company recorded stock compensation expense of approximately $0.1 million related to stock options during each of the quarters ended June 29, 2008 and July 1, 2007. The Company recorded stock compensation expense of approximately $0.2 million and $0.1 million related to stock options and stock appreciation rights during the six months ended June 29, 2008 and July 1, 2007, respectively.

NOTE 13—EARNINGS PER SHARE

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(3.9)	$(11.1)	$(17.5)	$(23.4)

Weighted average outstanding shares—basic	87.6	87.0	87.5	86.9
Dilutive effect of stock options and awards	—	—	—	—

Weighted average outstanding shares—diluted	87.6	87.0	87.5	86.9

Basic loss per share	$(0.04)	$(0.13)	$(0.20)	$(0.27)

Diluted loss per share	$(0.04)	$(0.13)	$(0.20)	$(0.27)

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—EARNINGS PER SHARE (Continued)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and non-vested share units) outstanding during the periods using the treasury stock method. Due to the Company's net loss in both of the three-month and six-month periods ended June 29, 2008 and July 1, 2007, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.5 million which were outstanding during both three-month periods ended June 29, 2008 and July 1, 2007, and 0.3 million and 1.0 million which were outstanding during the six-month periods ended June 29, 2008 and July 1, 2007, respectively, would have been dilutive.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended June 29, 2008 and July 1, 2007 were 7.8 million and 8.8 million, respectively, and 8.4 million and 6.7 million during the six-month periods ended June 29, 2008 and July 1, 2007, respectively.

        The Company has excluded its convertible securities from the diluted earnings per share computation as the effect would be antidilutive. The weighted average common share equivalents, under the if-converted method, excluded from the diluted earnings per share calculation for the three- and six-month periods ended June 29, 2008 were 3.3 million and 1.6 million, respectively.

NOTE 14—RELATED PARTIES

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $1.2 million and $1.3 million of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarters ended June 29, 2008 and July 1, 2007, respectively, and $2.7 million and $2.5 million of interest expense during the six months ended June 29, 2008 and July 1, 2007, respectively. During the quarter ended June 29, 2008, the Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest accrued.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.4% of the Company's outstanding common stock as of August 1, 2008. Mr. Stephens also owns 100% of Stephens Insurance. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the quarter and six months ended June 29, 2008 and six months ended July 1, 2007. No amounts were paid to Stephens Insurance during the quarter ended July 1, 2007.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—RELATED PARTIES (Continued)

equity method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during March 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $0.5 million related to the Company's share in the earnings of the joint venture for the six months ended June 29, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated condensed statements of operations during the six months ended June 29, 2008. During the quarter ended June 29, 2008, the Company recorded approximately $0.9 million in "Equity in earnings of joint venture" related to the dividend receivable and the Company's share in the joint venture earnings.

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

        No revenue was recognized relating to the joint venture during the quarters or six months ended June 29, 2008 and July 1, 2007. The Company paid $2.4 million and $1.8 million for inventory purchased from the joint venture during the quarters ended June 29, 2008 and July 1, 2007, respectively, and $8.0 million and $3.9 million for inventory purchased from the joint venture during the six months ended June 29, 2008 and July 1, 2007, respectively. At June 29, 2008, the Company owed the joint venture approximately $4.4 million.

        One of the members of the Company's Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom products are sold. During the quarters ended June 29, 2008 and July 1, 2007, the Company recognized revenue on sales to Benchmark Electronics in the amounts of approximately $0.1 million and $0.4 million, respectively. During the six months ended June 29, 2008 and July 1, 2007, the Company recognized revenue on sales to Benchmark Electronics in the amounts of approximately $2.1 million and $0.8 million, respectively. At June 29, 2008, Benchmark Electronics owed the Company approximately $0.5 million.

NOTE 15—SUBSEQUENT EVENTS

        In connection with the Purchase Agreement under which the Company agreed to sell $75 million aggregate principal amount of its 8% Senior Secured Convertible Notes due 2013 to Lehman Brothers Inc., as Initial Purchaser for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended, the Company granted a 30-day option to the Initial Purchaser to purchase up to an additional $5 million aggregate principal amount of the Notes. On July 12, 2008 the Initial Purchaser exercised their option to purchase the additional notes and on July 16, 2008, the Company issued the additional $5 million principal amount of the 8% Senior Secured Convertible Notes to the Initial Purchaser at an aggregate discount of approximately $0.2 million.

 Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 30, 2007 filed with the SEC, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "forecast," "expect," "anticipate," "estimate," "plan," "intend," "continue," "will," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I, Item 1A of our 2007 Form 10-K.

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

        Our AC/DC power supplies are typically embedded in our customers' products and convert alternating current to direct current. We engage in the design, manufacture and sale of standard, modified-standard and custom AC/DC and DC/DC products to original equipment manufacturers (OEMs). Our board-mounted DC/DC products provide precise levels of DC power to sensitive electronic components embedded in our customers' equipment. Our power management products also provide precise levels of DC power to sensitive electronic components, but include elements of communications and control. In addition, many of our power management products are programmable via a graphical user interface and offer our customers significant cost and time savings over traditional DC/DC converters. Our DC power systems, which provide back-up power, are sold primarily to telecommunications and Internet service providers worldwide. Our inverters for renewable energy provide conversion from either wind generators or photovoltaic energy into useable AC power for the grid.

        We are engaged in the design and production of renewable energy inverters. Our renewable energy products, also called alternative energy products, are generally stand alone units that are sometimes called "inverters." These products are DC-to-AC converters that convert DC voltage from solar arrays, wind generators, or fuel cells into useable AC power; and range in size from a briefcase to a large cabinet. The global demand for harvesting power from the sun (called solar or photovoltaic energy) and wind to be converted into useable power is one of the fastest growing markets due to increasing energy costs and concern for the overall environment. Additionally, the cost of renewable energy products is decreasing and with many countries offering incentives to individuals and companies, we expect this market to expand rapidly throughout the world.

        We are also engaged in the design and production of highly innovative and efficient silicon-based digital power management solutions for next generation DC/DC power conversion products in the Intermediate Bus Architecture (IBA) market. These products are marketed and sold under our

maXyz® and Z-One® digital power management product lines. These products are covered by a wide range of patents, and are considered strategically significant to the Company. Market acceptance and adoption remains in very early stages.

        We have two main product lines, referred to as "embedded products" and "power systems." Embedded products include AC/DC power supplies, DC/DC converters (including "brick" converters and POL converters), and smart motor control products. Power systems products include DC power systems and renewable energy products.

        During 2007, we entered into a restructuring plan to reduce our fixed spending by approximately $20 million annually by significantly downsizing the Company's operations in North America, as certain functions were moved to other existing Power-One facilities in low-cost locations, and reducing operations and overhead in other foreign locations. The anticipated savings resulting from this restructuring plan were substantially achieved by the end of the first fiscal quarter of 2008.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia. In addition, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to suppliers and certain major customers. We are in the process of implementing detailed plans to improve our operational and financial performance and drive long-term growth and profitability. Based on these plans we have already launched initiatives addressing supply chain issues, including programs to lower material costs, the acceleration of the transfer of manufacturing to China, and the implementation of new sales and operations planning processes. The aim of these steps is to improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. However, we recognize that there are inherent risks to our international operations that may impact our business, which include but are not limited to the following:

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

  •
  Reliance on overseas contract manufacturers that may not be able to manufacture and deliver products in the quantity, quality, and timeline required;

  •
  Increasing energy costs and oil prices putting pressure on global economic conditions; and

  •
  Unionized labor at certain of our foreign manufacturing facilities.

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are normal. While we see price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. For example, the functions of a full-size DC/DC brick converter were replaced by a half-brick, which was subsequently replaced by a quarter brick and then a1/8th-brick, and currently is at a1/16th-brick size. Each successive product is smaller but has retained or expanded the functionality of its predecessor. In addition to the reduction in size, the dollar cost per watt is also reduced, which results in lower prices for the customer as well as lower system cost for the manufacturer. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may negatively impact gross margins and result in inventory write-offs, and price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

        On June 12, 2008, we entered into a purchase agreement (the "Purchase Agreement") under which we agreed to sell $75 million aggregate principal amount of our 8% Senior Secured Convertible Notes due 2013 (the "Notes") to Lehman Brothers Inc., as initial purchaser (the "Initial Purchaser") for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). On June 17, 2008, we issued $75 million of the Notes. We also granted the Initial Purchaser a 30-day option to purchase up to an additional $5 million aggregate principal amount of the Notes. On July 16, 2008, we issued the additional $5 million of the Notes. During the quarter ended June 29, 2008, we used a portion of the net proceeds of approximately $70.3 million to retire approximately $50.0 million related to the PWER Bridge Notes.

        Recent Pronouncements and Accounting Changes—In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP No. APB 14-1"). FSP No. APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS 133. FSP No. APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 shall be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on periods prior to those presented shall be recognized as of the beginning of the first period presented. An offsetting adjustment shall be made to the opening balance of retained earnings for that period, presented separately. We do not believe FSP No. APB 14-1 will have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of, Present fairly in conformity with generally accepted accounting principles". We do not believe the implementation of SFAS No. 162 will have an material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008, with early application encouraged. We are in the process of evaluating the impact, if any, of SFAS No. 161 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations". SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 141R an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after October 1, 2009. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

Results of Operations

         Net Sales.    Net sales increased $19.2 million, or 8%, to $267.0 million for the six months ended June 29, 2008 from $247.8 million for the six months ended July 1, 2007. As a result of the strengthening of the functional currencies at our international locations, primarily the Euro and Swiss Franc, our consolidated revenue levels increased as compared with the same period in 2007. A substantial portion of our European revenue is transacted in foreign currencies such as the Euro, the Swiss Franc, and the British Pound. As these currencies strengthened over the US Dollar in 2008, our consolidated revenue was favorably impacted by approximately $12.9 million for the six months ended June 29, 2008. Net sales were also favorably impacted by demand across our core markets, with particular strength in the renewable energy market.

        Net sales increased $25.5 million, or 21%, to $149.3 million for the quarter ended June 29, 2008 from $123.8 million for the quarter ended July 1, 2007. As a result of the strengthening of the functional currencies at our international locations, our consolidated revenue levels increased by approximately $8.2 million as compared with the same period in 2007. Net sales were also favorably impacted during the quarter ended June 29, 2008 by demand across our core markets, with particular strength in the renewable energy market. We also fulfilled a substantial amount of past due orders which further contributed to the strong results.

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
OEMs	$110.3	74%	$94.2	76%	$196.0	73%	$192.8	78%
Distributors	29.2	20%	22.3	18%	55.9	21%	41.7	17%
Service providers	9.8	6%	7.3	6%	15.1	6%	13.3	5%

Total	$149.3	100%	$123.8	100%	$267.0	100%	$247.8	100%

        During the three and six months ended June 29, 2008 and July 1, 2007, no customer exceeded 10% of net sales.

        We have defined our end-markets based on the customers we serve. Net sales for the three and six months ended June 29, 2008 and July 1, 2007 by end-markets were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Communications	47%	49%	49%	49%
Instrumentation and Industrial	14%	23%	17%	23%
Renewable Energy	13%	3%	11%	2%
Server, Storage and Computer	12%	14%	11%	14%
Other	14%	11%	12%	12%

Total	100%	100%	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	June 29, 2008	December 30, 2007
Combined 180-day backlog	$134.3	$83.4
Combined 90-day backlog	$106.9	$75.7

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty.) In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period.) Since a portion of our business is engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times can be longer and orders may be booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter and six months ended June 29, 2008. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

         Gross Profit.    Gross profit and gross profit margin for the three and six months ended June 29, 2008 and July 1, 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Gross profit, in millions	$30.6	$25.8	$51.9	$49.7
Gross profit margin	20.5%	20.8%	19.4%	20.0%

        Gross profit for the six months ended June 29, 2008 increased by $2.2 million to $51.9 million compared with a gross profit of $49.7 million in the comparable period in 2007. As a percentage of net sales, gross margin decreased to 19.4% for the first six months of 2008 from a gross margin of 20.0% for the same period in 2007. Gross profit was favorably impacted by approximately $4.1 million related to higher sales volume and by approximately $2.0 million related to increased net sales due to foreign currency fluctuations at our international locations during the six months ended June 29, 2008. These favorable impacts to the gross profit were offset by unfavorable variances related to manufacturing inefficiencies, supply chain constraints and costs associated with expediting past due orders, and unfavorable changes in product mix. The gross profit for the six months ended June 29, 2008 was impacted by $4.6 million of inventory related charges recorded in cost of goods sold, compared to approximately $1.9 million recorded in costs of goods sold related to the write-off of inventory and other related inventory adjustments during the six months ended July 1, 2007.

        Gross profit for the quarter ended June 29, 2008 increased by $4.8 million to $30.6 million compared with a gross profit of $25.8 million in the comparable period in 2007. As a percentage of net sales, gross margin decreased to 20.5% for the second quarter of 2008 from a gross margin of 20.8% for the same period in 2007. Gross profit was favorably impacted by approximately $4.9 million related to higher sales volume and approximately $1.7 million related to increased net sales due to foreign currency fluctuations at our international locations during the quarter ended June 29, 2008. These favorable impacts were offset by manufacturing inefficiencies, supply chain constraints and costs associated with expediting past due orders, and unfavorable changes in product mix. The gross profit for the quarter ended June 29, 2008 was impacted by $2.7 million of inventory related charges recorded in cost of goods sold, compared to approximately $0.7 million recorded in costs of goods sold related to the write-off of inventory and other related inventory adjustments during the quarter ended July 1, 2007.

         Selling, General and Administrative Expense.    As a percentage of net sales, selling, general and administrative expense decreased to 15% for the six months ended June 29, 2008 from 16% in the comparable period in 2007. Selling, general and administrative expense decreased $0.4 million, or 1%, to $39.0 million for the six months ended June 29, 2008 from $39.4 million for the same period in 2007. As a percentage of net sales, selling, general and administrative expense decreased to 13% for the quarter ended June 29, 2008 from 15% for the same period in 2007. Selling, general and administrative expense decreased $0.1 million, or 1%, to $18.8 million for the quarter ended June 29, 2008 from $18.9 million for the same period in 2007.

        Selling expense decreased $0.6 million, or 4%, to $16.4 million for the six months ended June 29, 2008 from $17.0 million for the same period in 2007. We achieved approximately $2.1 million in savings related to our 2007 restructuring plan. These savings were partially offset by increased commissions of approximately $1.1 million related to increased renewable energy sales, approximately $0.2 million related to one-time severance charges recorded during the six month period ended June 29, 2008, and fluctuations in foreign currencies. As a result of the strengthening of the functional currencies at our international locations, primarily the Euro and Swiss Franc, our consolidated expense levels increased as compared with the same period in 2007. The translation of the functional currencies at our international locations to our reporting currency of the US Dollar negatively impacted our expense levels as the US Dollar has weakened against most other foreign currencies during 2008 as compared with 2007.

        Selling expense decreased $0.1 million, or 1%, to $7.9 million for the quarter ended June 29, 2008 from $8.0 million for the same period in 2007. We achieved approximately $1.0 million in savings related to our 2007 restructuring plan. These savings were partially offset by increased commissions of approximately $0.6 million related to increased renewable energy sales, and increased expense levels resulting from foreign currency fluctuations.

        Administrative expense increased $0.2 million or 1%, to $22.6 million for the six months ended June 29, 2008, compared with $22.4 million for the comparable period in 2007. The increase in expense during this period was mainly due to approximately $1.3 million in one-time severance charges related to the reorganization of the company's management personnel in North America, approximately $0.8 million in legal fees and costs related to the extension of the $50 million PWER Bridge loan, as well as to unfavorable variances resulting from foreign currency fluctuations. The increased expense was offset in part by achieving approximately $2.8 million in savings related to the Company's 2007 restructuring plan.

        Administrative expense was $10.9 million for each of the three-month periods ended June 29, 2008 and July 1, 2007. During the quarter ended June 29, 2008, we reduced expense by approximately $1.3 million compared to the same period last year as a result of the execution of our 2007 restructuring plan. Partially offsetting this expense reduction were approximately $0.2 million in one-time severance charges associated with the reorganization of the company's management personnel in North America, $0.2 million legal fees and costs related to the extension of the $50 million PWER Bridge loan, as well as negative impacts related to foreign currency fluctuations.

         Engineering and Quality Assurance Expense.    As a percentage of net sales, engineering and quality assurance expense decreased to 9% for the six months ended June 29, 2008 from 10% for the same period in 2007. Engineering and quality assurance expense decreased $1.3 million, or 5%, to $23.8 million for the six-month period ended June 29, 2008 from $25.1 million in the comparable period in 2007. As a percentage of net sales, engineering and quality assurance expense decreased to 8% for the quarter ended June 29, 2008 from 10% for the same period in 2007. Engineering and quality assurance expense decreased by $0.8 million, or 6%, to $11.8 million for the quarter ended June 29, 2008 from $12.6 million in the comparable period in 2007.

        Engineering expense decreased $0.3 million, or 2%, to $19.2 million for the six months ended June 29, 2008 from $19.5 million for the same period in 2007. Engineering expense decreased $0.5 million, or 4%, to $9.4 million during the quarter ended June 29, 2008 from $9.9 million during the comparable period in 2007. For the three- and six-month periods ended June 29, 2008, we achieved approximately $0.7 million and $1.6 million, respectively, of estimated savings as compared to the same periods in the prior year as a result of the execution of our 2007 restructuring plan. The decrease in engineering expense was partially offset by one-time severance charges, fees related to patented technology, R&D expenditures as well as negative impacts related to foreign currency fluctuations.

        Quality Assurance expense decreased $1.0 million, or 17%, to $4.6 million for the six months ended June 29, 2008 from $5.6 million for the same period in 2007. Quality assurance expense decreased $0.3 million or 13% to $2.4 million for the quarter ended June 29, 2008 from $2.7 million for the same period in 2007. The decrease in quality assurance expense during these periods is primarily due to the 2007 restructuring plan executed savings.

         Amortization of Intangible Assets.    Amortization of intangible assets was $1.5 million for the six-month period ended June 29, 2008 compared to $2.4 million for the same period in 2007. Amortization of intangible assets was $0.6 million for the quarter ended June 29, 2008 compared to

$1.0 million for the same period in 2007. The decrease in amortization expense during the periods was primarily due to certain intangibles reaching the end of their amortizable life.

         Restructuring and Asset Impairment.    No restructuring or asset impairment charges were recorded during the three- and six-month periods ended June 29, 2008. During the three- and six-month periods ended July 1, 2007, we recorded pre-tax restructuring charges of $2.0 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $1.0 million related to severance payments for a reduction in headcount, $0.8 million related to facility closures, and $0.2 million related to consolidation of excess facilities and other contract termination costs. The charges were a result of our plan to restructure our organization domestically, as we move certain functions to our other existing facilities in low-cost locations.

        As a result of the restructuring, we recorded $0.7 million in asset impairment charges during the three-and six-month periods ended July 1, 2007, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These charges were incurred by our North American facilities primarily related to leasehold improvements for leased facilities whose operations were closed or downsized, and for other long-lived assets that will no longer be used.

         Income (Loss) from Operations.    As a result of the items above, loss from operations was $12.4 million for the six months ended June 29, 2008 compared with an operating loss of $20.0 million for the same period in 2007. Loss from operations was $0.6 million for the quarter ended June 29, 2008 compared with an operating loss of $9.5 million for the comparable period in 2007.

         Interest Income (Expense), Net.    Net interest expense was $4.7 million for the six months ended June 29, 2008, compared with net interest expense of $2.7 million for the same period in 2007. Net interest expense was $2.9 million for the quarter ended June 29, 2008, compared with net interest expense of $1.5 million for the same period in 2007. Included in interest expense for the three and six month ended June 29, 2008 is the write-off of $0.9 million debt issue costs and debt discount related to the $50 million PWER Bridge loan. The resulting increase in net interest expense is a result of a decrease in interest income of approximately $0.1 million and $0.3 million in the three and six months ended June 29, 2008, respectively, as compared with the same periods in 2007. The decreases in interest income were primarily due to short-term investments sold during the quarter ended June 29, 2008.

         Other Income (Expense), Net.    Net other expense was $2.7 million for the six months ended June 29, 2008, compared with net other income of $0.8 million for the same period in 2007. Net other expense was $1.0 million for the quarter ended June 29, 2008, compared with net other income of $0.5 million for the same period in 2007. Included in net other expense for the three and six months ended June 29, 2008 was approximately $1.2 million expense related to the write-off of certain assets including $0.2 million related to an investment in a privately-held company. The resulting change in other income and expense between periods is primarily attributable to foreign currency fluctuations.

         Provision (Benefit) for Income Taxes.    The benefit for income taxes was $0.2 million for the six months ended June 29, 2008 compared with a tax provision of $1.4 million for the six months ended July 1, 2007. The provision for income taxes was $0.2 and $0.7 million for the quarters ended June 29, 2008 and July 1, 2007 respectively.

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

         Equity in earnings of joint venture.    During 2005 through fiscal 2007, we impaired our equity investment in our joint venture in Asia as a result of our analysis of the future discounted cash flows combined with other impairment indicators. However, during March 2008, we received a cash dividend of $1.2 million from the joint venture, representing a return on our investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $0.5 million related to our share in the earnings of the joint venture for the six months ended June 29, 2008 were recorded in Equity in earnings of joint venture during the six months ended June 29, 2008. During the quarter ended June 29, 2008, we recorded approximately $0.9 million in Equity in earnings of joint venture related to the dividend receivable and the Company's share in the joint venture earnings.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased $9.3 million, or 33%, to $37.7 million at June 29, 2008 from $28.4 million at December 30, 2007. Our primary uses of cash in the first six months of 2008 consisted of $51.8 million for the repayment of long-term debt, $19.5 million for operating activities and $5.8 million for the acquisition of property and equipment. Our primary sources of cash in the first six months of 2008 consisted of $70.3 million related to net proceeds from the issuance of an aggregate amount of $75 million of 8% Senior Secured Convertible notes, $8.3 million from borrowings on our bank credit facilities, and $7.5 million related to cash proceeds from the sale of investments during the quarter.

        Cash used in operating activities of $19.5 million included an increase in accounts receivable, net, inventories, and accounts payable of $9.5 million, $8.1 million and $6.8 million, respectively. In addition, cash used in operating activities included $3.6 million for cash paid for interest and $2.1 million of cash payments related to the Company's restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $35.3 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 29, 2008, the total outstanding balance on all credit facilities was $31.9 million at a weighted average interest rate of 6.5%, and $1.5 million was committed to letters of credit. After consideration of these commitments, $1.9 million of additional borrowing capacity was available to us as of June 29, 2008. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. From time to time the newly acquired subsidiary has been in default with certain of its debt covenants and was not in compliance with a financial covenant requiring a maximum percentage of debt to equity at June 29, 2008. The $7.1 million outstanding balance under this credit agreement at a 6.4% interest rate has been classified as a current liability as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At June 29, 2008, we were in compliance with all other debt covenants.

        On June 12, 2008, we entered into a purchase agreement (the "Purchase Agreement") under which we agreed to sell $75 million aggregate principal amount of our 8% Senior Secured Convertible Notes due 2013 (the "Notes") to Lehman Brothers Inc., as initial purchaser (the "Initial Purchaser") for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). On June 17, 2008, we issued $75 million of the Notes. The Company also granted the Initial Purchaser a 30-day option to purchase up to an additional $5 million aggregate principal amount of the Notes. On July 16, 2008, we issued the additional $5 million of the Notes. During the quarter ended June 29, 2008, we repaid the loan using proceeds from the issuance of 8% Senior Secured Convertible Notes.

        The Notes bear Interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 2008. The Notes mature on June 17, 2013 and are convertible until maturity. We have the right to redeem some or all of the Notes on or after June 17, 2010, if the closing price of our common stock achieves certain levels of approximately 175% of the then conversion price. In addition, on or after June 17, 2011, the holders of the Notes may require us to repurchase all or a portion of their Notes if the Company's ratio of total net debt to last twelve months' EBITDA exceeds 3.0x. The holder may also require us to repurchase such Notes upon a fundamental change (as described in the Indenture). (See Note 10 to the Consolidated Condensed Financial Statements in Part I, Item I)

        The net proceeds received from the offering during the quarter ended June 29, 2008, after deducting the Initial Purchaser's discount and estimated offering expenses, which have been included as debt issue costs on the consolidated condensed balance sheet, were approximately $70.3 million. The Company used the net proceeds to retire approximately $50.2 million of previously incurred acquisition indebtedness (including interest) provided by PWER Bridge, LLC. At June 29, 2008, $75.0 million was included in long-term debt in our consolidated condensed balance sheet and we were in compliance with all debt covenants.

        In connection with the offering, on June 17, 2008, the Company and certain of its subsidiaries entered into a pledge and security agreement with The Bank of New York Trust Company, N.A., as collateral agent, pursuant to which the Notes will be secured by a first-priority pledge of all of the Company's equity interests in its first tier domestic subsidiaries and up to 66% of the Company's equity interests in certain of its foreign subsidiaries, and, subject to certain exceptions, all of the inventory, accounts receivable and other property and assets (other than capital stock) of the Company and its first tier domestic subsidiaries.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at June 29, 2008, were $2.1 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2008 will be in the range of $8 to $10 million, of which $5.8 million has already been expended, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position and explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt. In addition, if the subsidiary debt in default with its covenants is called by the bank it may be necessary to raise additional equity or debt.

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

         Purchase Commitments.    We may have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. At June 29, 2008, we had not entered into any non-cancellable purchase commitments.

         Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity.

         Related Party Transactions.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 14 to the Consolidated Condensed Financial Statements in Part I, Item I)

         Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2008 (six months)	$3.2	$1.5	$4.3	$9.0
2009	4.2	0.2	6.9	11.3
2010	3.5	0.2	6.9	10.6
2011	2.3	0.2	6.9	9.4
2012	1.1	—	6.9	8.0
2013 and thereafter	2.0	75.0	3.2	80.2

Total	$16.3	$77.1	$35.1	$128.5

(1)
Our restructuring reserve at June 29, 2008 includes approximately $3.5 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

(3)
The table above does not include the additional $5 million of 8% Senior Secured Convertible Notes issued by us on July 16, 2008 to cover the Initial Purchaser's over-allotment option.

        For the quarter ended June 29, 2008, our calculation of estimated interest payments includes $0.6 million of interest payments contractually due between 2009 and 2013 related to a $7.1 million credit agreement, payable through 2013 that was reclassified from long term debt to current liabilities at June 29, 2008 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

        At June 29, 2008, the Company also has recorded a tax liability of $3.5 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash flows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at June 29, 2008 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 19.5)	$30.7	$—	$—	$—	$—	$—	$30.7	$30.7
Average Interest Rate	6.6%						6.6%
Variable Rate (CHF 1.2)	$1.2	$—	$—	$—	$—	$—	$1.2	$1.2
Average Interest Rate	4.1%						4.1%
Long-term Debt:
Fixed Rate (USD)	$—	$—	$—	$—	$—	$75.0	$75.0	$75.0
Average Interest Rate						9.2%	9.2%
Fixed Rate (EUR 0.9)	$0.8	$0.2	$0.2	$0.1	$—	$—	$1.4	$1.3
Average Interest Rate	2.0%	2.0%	2.0%	2.0%			2.0%
Variable Rate (EUR 0.4)	$0.7	$—	$—	$—	$—	$—	$0.7	$0.7
Average Interest Rate	5.9%						5.9%

         Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 29, 2008, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of June 29, 2008, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our

Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 29, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "forecast," "expect," "anticipate," "estimate," "plan," "intend," "continue," "will," "may," "can," "believe" and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results is dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions. Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers' needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the possibility that current outstanding debt obligations may be called due before the date anticipated by the Company as a result of the Company's non-compliance with applicable debt covenants; the risk that the Company may face liquidity challenges and not have immediately available funds to meet its debt obligations and may need to raise additional funding including, through private or public sales of equity securities; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 30, 2007, as well as those set forth in "Part II Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

         Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain product of Artesyn Technologies infringes certain patents held by the Company that focus on technologies relating to digital power management and control. The complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. The Court issued rulings on April 11, 2008 favorable to the Company, including issuance of a permanent injunction against Artesyn Technologies and its successors. Final judgment was issued by the Court on July 1, 2008 confirming the jury verdict and the entry of the permanent injunction. Notice of Appeal was filed by Artesyn Technologies on July 29, 2008.

         Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. The Court denied Power-One's motion to dismiss on April 11, 2008. The Court issued an Order on July 15, 2008 under which all proceedings in this matter were stayed and put on indefinite hold pending completion of appellate proceedings in Power-One, Inc. v. Artesyn Technologies, Inc.

         SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated and semi-regulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are currently in the discovery phase.

         Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to (i) claims of wrongful dismissal from employment, (ii) specific Italian employment indemnities, (iii) general economic losses, and (iv) contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006.

Proceedings are pending before the applicable Italian civil court. An initial hearing was held on July 2, 2008, at which hearing claimant agreed to waive and dismiss certain claims for damages relating to his theory of wrongful dismissal from employment. The Court set a hearing for October 10, 2008 for further proceedings on claimant's other theories of damages.

Item 1A—Risk Factors

        Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

        In addition to the risk factors in our Annual Report on Form 10-K, the following risk factors should also be considered:

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

        The risks associated with our business are more acute during periods of economic slowdown or recession. In addition to other consequences, these periods may be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or additional downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession could have a material adverse effect on our results of operations, financial condition and business prospects.

 Item 4—Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on April 22, 2008. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year, amend the 2004 Stock Incentive Plan and ratify Deloitte & Touche LLP as the Independent Auditors for the Company.

        Proxies representing 83,172,901 shares of common stock eligible to vote at the meeting, or 95.2 percent of the 87,414,203 outstanding shares, were voted.

        All directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Kendall R. Bishop	75,203,257	7,969,644
Gayla J. Delly	75,181,634	7,991,267
Steven Goldman	74,408,208	8,764,693
Jon E. M. Jacoby	75,160,248	8,012,653
Mark Melliar-Smith	75,509,232	7,663,669
Richard J. Thompson	75,696,806	7,476,095
Jay Walters	75,617,133	7,555,768

        The proposal to amend the 2004 Stock Incentive Plan was approved by 51 percent of the voting shares. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
42,235,572	19,788,647	40,927	21,107,755

        The ratification of the Appointment of Deloitte & Touche LLP as the independent auditors of Power-One Inc., was approved by 97 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
80,669,957	2,455,924	47,020	—

 Item 6—Exhibits

(a) Exhibits
3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.1(e)	Power-One, Inc. 2004 Stock Incentive Plan, as amended.
10.2(f)	Indenture dated as of June 17, 2008 among Power-One, Inc. and The Bank of New York Trust Company, N.A. as trustee.
10.3(f)	Form of 8% Senior Secured Convertible Note due 2013.
10.4(f)	Purchase Agreement dated as of June 12, 2008 among Power-One, Inc. and Lehman Brothers Inc., as initial purchaser.
10.5(f)	Pledge and Security Agreement dated as of June 17, 2008 among Power-One, Inc. and its subsidiaries named therein and The Bank of New York Trust Company, N.A., as collateral agent.
10.6	Summary of Director Compensation.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(f)
Previously filed as an exhibit to the Current Report on Form 8-K filed on June 18, 2008.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2008	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

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
  Item 4—Controls and Procedures
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 6—Exhibits
SIGNATURES