Form 10-Q
period 2008-09-28
POWER ONE INC
filed 2008-11-07
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2008
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

         As of November 5, 2008, 87,798,208 shares of the Registrant's $0.001 par value common stock were outstanding.

 POWER-ONE, INC.
INDEX

 PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
NET SALES	$140,056	$131,477	$407,087	$379,269
COST OF GOODS SOLD	110,127	103,926	325,251	302,051

GROSS PROFIT	29,929	27,551	81,836	77,218
EXPENSES:
Selling, general and administrative	18,203	17,912	57,251	57,357
Engineering and quality assurance	11,157	11,576	34,981	36,689
Amortization of intangible assets	518	1,005	1,926	3,386
Restructuring costs	—	1,022	—	3,040
Asset impairment	—	456	—	1,190

Total expenses	29,878	31,971	94,158	101,662

INCOME (LOSS) FROM OPERATIONS	51	(4,420)	(12,322)	(24,444)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	197	317	580	988
Interest expense	(2,446)	(2,459)	(7,566)	(5,876)
Other income (expense), net	210	1,150	(2,476)	1,982

Total interest and other income (expense), net	(2,039)	(992)	(9,462)	(2,906)

LOSS BEFORE INCOME TAX	(1,988)	(5,412)	(21,784)	(27,350)
PROVISION (BENEFIT) FOR INCOME TAXES	(82)	1,120	(282)	2,568

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(1,906)	(6,532)	(21,502)	(29,918)
EQUITY IN EARNINGS OF JOINT VENTURE, net of tax	205	—	2,253	—

NET LOSS	$(1,701)	$(6,532)	$(19,249)	$(29,918)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.07)	$(0.22)	$(0.34)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,770	87,172	87,572	86,961

See notes to consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 28, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,447	$28,364
Investments	—	7,477
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,809 at September 28, 2008; $5,454 at December 30, 2007	139,327	129,984
Other	4,209	5,634
Inventories	113,383	105,930
Prepaid expenses and other current assets	11,295	7,487

Total current assets	307,661	284,876
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $91,357 at September 28, 2008; $77,750 at December 30, 2007	59,383	62,809
GOODWILL	60,039	59,487
OTHER INTANGIBLE ASSETS, net	21,169	23,261
OTHER ASSETS	7,665	1,163

TOTAL	$455,917	$431,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$29,176	$21,843
Accounts payable	110,916	107,751
Restructuring reserve	4,105	6,726
Long-term debt, current portion	798	2,338
Other accrued expenses and current liabilities	29,357	24,410

Total current liabilities	174,352	163,068
INDEBTEDNESS TO RELATED PARTIES	—	50,000
LONG-TERM DEBT, net of current portion	80,442	550
OTHER LIABILITIES	15,021	18,552
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,773 and 87,356 shares issued and outstanding at September 28, 2008 and December 30, 2007, respectively	88	87
Additional paid-in capital	617,619	615,040
Accumulated other comprehensive income	43,872	40,527
Accumulated deficit	(475,477)	(456,228)

Total stockholders' equity	186,102	199,426

TOTAL	$455,917	$431,596

See notes to consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,249)	$(29,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,729	15,475
Undistributed earnings of joint venture	(1,076)	—
Asset impairment charge	—	1,190
Investment write-off	243	—
Stock-based compensation	1,939	2,212
Exchange gain (loss)	2,656	(1,743)
Deferred income taxes	(931)	528
Write-off of unamortized debt issue costs	908	—
Net gain on sale of available-for-sale investments	—	(626)
Net loss on disposal of property and equipment	767	41
Changes in operating assets and liabilities:
Accounts receivable, net	(8,545)	2,703
Inventories	(5,546)	5,760
Prepaid expenses and other current assets	(5,063)	(11)
Accounts payable	816	1,150
Other accrued expenses	4,669	843
Restructuring reserve	(2,672)	(789)
Other liabilities	(1,213)	1,086

Net cash used in operating activities	(17,568)	(2,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(115)	(133)
Proceeds from investments	7,590	3,404
Acquisition of property & equipment	(8,224)	(6,720)
Proceeds from sale of property and equipment	15	23
Other assets	25	67
Investment in Power Electronics Group, net of purchase price adjustment	—	1,386

Net cash used in investing activities	(709)	(1,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	7,844	(799)
Repayments of borrowings on notes payable	(249)	(320)
Bank overdraft	—	(635)
Proceeds from issuance of long-term debt, net of debt issue costs	74,866	—
Repayments of borrowings on long-term debt	(2,525)	(1,444)
Repayments of indebtedness to related parties	(50,000)	—
Issuance of common stock	—	625

Net cash provided by (used in) financing activities	29,936	(2,573)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(576)	1,993

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,083	(4,652)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,364	34,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$39,447	$29,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,099	$5,647
Cash paid for income taxes	$919	$1,039

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

        During the nine months ended September 28, 2008, the Company recorded the fair value of $0.6 million related to the warrants issued pursuant to a Warrant Agreement dated as of March 6, 2008 between the Company and PWER Bridge, LLC, entered into in connection with the $50 million PWER Bridge loan extension as a discount on the Indebtedness to related parties and an increase to Additional paid-in capital. The unamortized portion of the discount was subsequently written off and recorded as interest expense during the nine months ended September 28, 2008 as a result of the repayment of the $50 million PWER Bridge loan.

        At September 28, 2008 and September 30, 2007, $0.9 million and $0.7 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
NET LOSS	$(1,701)	$(6,532)	$(19,249)	$(29,918)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments	—	98	(7)	562
Reclassification adjustment for gains included in net income	—	(626)	—	(626)
Foreign currency translation adjustment	(9,801)	6,503	3,352	7,815

COMPREHENSIVE LOSS	$(11,502)	$(557)	$(15,904)	$(22,167)

See notes to consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill and intangible asset valuation, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three and nine month periods ended September 28, 2008 and September 30, 2007 were 13- and 39-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company has not yet assessed the impact that this potential change would have on its consolidated financial statements.

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3 ("FSP No. 142-3") "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" to include an entity's historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

"substantial cost or material modifications." FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company is in the process of evaluating the impact, if any, of FSP No. 142-3 on its financial statements.

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

NOTE 3—INVESTMENTS

        Debt and Other Fixed Income Investments—Investments in certain debt securities have been classified on the balance sheet as "Investments" on the consolidated condensed balance sheets and are accounted for as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

        During the nine months ended September 28, 2008 and September 30, 2007, the Company received $1.8 million and $2.0 million, respectively, from the sale of investments classified as available-for-sale securities and realized immaterial gains on the transactions, which has been included as a component of "Other Income" in the consolidated condensed statements of operations.

        Other fixed income investments include insurance products that were recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is the contract price and the sum of interest earned to date and represents the investments' fair value. During the nine month period ended September 28, 2008, the Company received cash proceeds of $5.8 million from the sale of these annuities and realized immaterial gains on the transactions.

        At September 28, 2008, the Company had no debt or fixed income investments. The following table summarizes the Company's debt and other fixed income investments at December 30, 2007 (in millions):

	Amortized Cost	Unrealized Pretax Net Gains (Losses)	Fair Value
U.S. government and agencies notes and bonds	$1.8	$—	$1.8
Other fixed income investments	5.7	—	5.7

	$7.5	$—	$7.5

        Equity Investments—The Company has investments in privately-held companies that were included in other assets on the Company's consolidated condensed balance sheets and were accounted for using the cost or equity methods, depending on the nature and circumstances surrounding each investment. During the three and nine months ended September 28, 2008, the Company recorded equity in earnings in joint venture of $0.2 million and $2.3 million, respectively. See Note 14.

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

        During the nine months period ended September 28, 2008, the Company wrote off approximately $0.2 million related to an investment in a privately-held company.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	September 28, 2008	December 30, 2007
Raw materials	$83.5	$63.5
Subassemblies-in-process	6.6	12.1
Finished goods	23.3	30.3

	$113.4	$105.9

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is adjusted for estimated obsolescence and written down to net realizable value. During the nine months ended September 28, 2008 and September 30, 2007 the Company recognized losses of approximately $6.9 million and $3.5 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended September 28, 2008 and September 30, 2007 the Company recognized losses of approximately $2.4 million and $1.6 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as cost of goods sold.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	September 28, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$60.0	$—	$60.0
Trade name	11.4	—	11.4

Subtotal	71.4	—	71.4

Amortizable intangibles
Product technology	5.9	3.1	2.8	13
Customer relationships	10.7	6.2	4.5	8
Other	6.4	3.9	2.5	17

Subtotal	23.0	13.2	9.8	12

Total	$94.4	$13.2	$81.2

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

        Total amortization expense for the nine months ended September 28, 2008 and September 30, 2007 was $2.1 million, and $3.6 million, respectively. Of the $2.1 million of expense recorded during the nine months ended September 28, 2008, $1.9 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Of the $3.6 million of amortization expense recorded during the nine months ended September 30, 2007, $3.4 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Estimated amortization expense related to amortizable intangibles for 2008 through 2012 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2008 (three months)	$0.6
2009	1.9
2010	1.8
2011	1.6
2012	1.4

Total	$7.3

        As of September 28, 2008, the carrying value of the Company's net assets was $186.1 million, which exceeded the market capitalization of the Company's outstanding common shares of $165.9 million. The Company's market capitalization declined further subsequent to September 28, 2008. The Company performed its annual goodwill impairment test as of August 24, 2008, taking into consideration the subsequent decline in market capitalization. The fair value of the Company's single reporting unit was estimated using a combined income (discounted cash flow) and market approach (guideline public company and comparable merged and acquired transaction) valuation model, which indicated that the fair value of the Company's net assets exceeded the carrying value. Accordingly, no impairment was recorded. Given the current economic environment, the Company will continue to monitor the need to test its intangibles for impairment as required by SFAS No. 142. Impairment charges could be recorded in future periods if events or circumstances indicate that the Company's fair

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

value is below its carrying value of net assets, including indications that actual future operating results differ from the estimated future operating results used in the discounted cash flow analysis.

        The changes in the carrying amount of goodwill for the nine months ended September 28, 2008 is as follows (in millions):

September 28, 2008
Beginning balance	$59.5
Changes due to foreign currency fluctuations	0.5

Ending balance	$60.0

NOTE 6—BANK CREDIT FACILITIES AND NOTES PAYABLE

        Bank credit facilities and notes payable outstanding consist of the following (in millions):

	September 28, 2008	December 30, 2007
Revolving credit facilities	$23.0	$14.9
Secured credit facility	6.2	6.7

Total credit facilities	29.2	21.6
Notes payable	—	0.2

Total bank credit facilities and notes payable	$29.2	$21.8

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $33.0 million at September 28, 2008. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 28, 2008, the total outstanding balance on all credit facilities was $29.2 million at a weighted average interest rate of 6.9%, and $1.4 million was committed to guarantee letters of credit. After consideration of these commitments, $2.4 million of additional borrowing capacity was available to the Company as of September 28, 2008. At December 30, 2007, the total outstanding balance on all credit facilities was $21.6 million at a weighted average interest rate of 6.1%, and $1.2 million was committed to guarantee letters of credit. After consideration of these commitments, $13.1 million of additional borrowing capacity was available to the Company as of December 30, 2007. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and to meet certain financial ratios.

        At September 28, 2008, $28.3 million of the total $29.2 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $22.1 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 7.1% at September 28, 2008.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—BANK CREDIT FACILITIES AND NOTES PAYABLE (Continued)

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $6.2 million at September 28, 2008 and bore interest at the EURIBOR plus one and one-half percent (6.6% at September 28, 2008). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At September 28, 2008, this subsidiary was not in compliance with these financial covenants. The $6.2 million outstanding balance under this credit agreement at a 6.6% interest has been classified as a current liability as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $0.9 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bore interest of 4.1% at September 28, 2008. The credit agreement requires the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 7—OTHER ACCRUED EXPENSES AND CURRENT LIABILITES

        Other accrued expenses and current liabilities consist of the following, (in millions):

	September 28, 2008	December 30, 2007
Accrued payroll and related expenses	$8.3	$7.9
Accrued bonuses	4.0	1.0
Accrued warranties	3.8	3.1
Income tax payable	2.3	2.5
Other accrued expenses	11.0	9.9

	$29.4	$24.4

        Included in other accrued expenses and current liabilities at December 30, 2007 was approximately $0.6 million of accrued interest owed to PWER Bridge, LLC related to the $50 million related party indebtedness. No interest was owed to PWER Bridge, LLC at September 28, 2008 as the loan was paid off in June 2008.

NOTE 8—WARRANTIES

        The Company offers its customer warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on actual warranty repair costs and the rate of return. Actual repair costs are offset against the reserve. A tabular presentation of the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—WARRANTIES (Continued)

activity within the warranty accrual account for the nine months ended September 28, 2008 and September 30, 2007 is presented below, (in millions):

	Nine Months Ended
	September 28, 2008	September 30, 2007
Balance, beginning of period	$3.1	$2.0
Charges and costs accrued	3.1	3.3
Less repair costs incurred	(2.4)	(2.5)
Changes due to foreign currency	—	0.1

Balance, end of period	$3.8	$2.9

NOTE 9—RESTRUCTURING COSTS

        A summary of the restructuring reserve activity during the nine months ended September 28, 2008 is as follows, (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 30, 2007	$2.0	$4.7	$6.7
Applications of reserve	(1.1)	(1.5)	(2.6)

Balance at September 28, 2008	$0.9	$3.2	$4.1

        During the first nine months of 2007, the Company announced a restructuring plan which was accounted for in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." The plan was part of the Company's overall plan to reduce its SG&A cost structure by consolidating facilities and shifting functions to its lower cost facilities. The Company completed the restructuring and related facility transfers during 2007. During the nine months ended September 30, 2007, the Company recorded pre-tax charges of $3.0 million for restructuring costs and $1.2 million in asset impairment costs related to the restructuring of its North American and European operations. During the quarter ended September 30, 2007, the Company recorded pre-tax charges of $1.0 million for restructuring costs and $0.5 million in asset impairment costs.

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company developed and implemented a plan to exit certain activities of the acquired business. The Company's plan included the integration and restructure of the operations of the acquired business in order to more closely align the Company's consolidated operations. The plan included costs related to severance, facility lease costs and termination, and contract termination costs that were incurred as a direct result of these integration and restructuring efforts. The restructuring liabilities related to this plan at September 28, 2008 were approximately $0.9 million of severance liabilities expected to be paid out by the end of the first quarter of 2009 and $0.2 million of facility closure costs expected to be paid out during 2008.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—RESTRUCTURING COSTS (Continued)

        The restructuring liabilities related to facilities closure at September 28, 2008 include $2.6 million and $0.4 million continuing lease obligations incurred during 2005 and 2007, respectively, upon consolidation of the Company's North American facilities. The 2005 and 2007 liabilities are expected to be paid over the life of the leases, which extend into 2011 and 2014, respectively. All restructuring charges have been or will be settled with cash.

NOTE 10—LONG-TERM DEBT

        Long-term debt consists of the following, (in millions):

	September 28, 2008	December 30, 2007
8% Senior Secured Convertible Notes, due 2013	$80.0	$—
Promissory Note (related party indebtedness)	—	50.0
Installment notes ranging from 2% to 6%, due through 2011	1.2	2.9

Total long-term debt	81.2	52.9
Less current portion	0.8	2.3

Total long-term debt, less current portion	$80.4	$50.6

        On March 6, 2008, the Company entered into an Amended and Restated Term Loan Agreement (the "Amended Loan Agreement") with PWER Bridge, pursuant to which the maturity date of the $50 million promissory note (the "PWER Bridge Note") issued by the Company to PWER Bridge, which was originally due on April 30, 2008, was extended to April 30, 2010. The original Term Loan Agreement was entered into in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. In connection with obtaining the extension during the quarter ended March 30, 2008, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company also entered into a warrant agreement with PWER Bridge, pursuant to which the Company issued PWER Bridge warrants for 0.5 million shares which vested immediately upon the closing on March 6, 2008. The Warrants have an exercise price of $2.50 per share. The Company recorded the fair value of the Warrants of $0.6 million as an increase to Additional paid-in capital in the consolidated condensed balance sheet. The fair value of the warrants was determined using the Black- Scholes valuation model, using a risk-free interest rate of 2.5%, a contract life of five years and a volatility factor of 60%. During the nine months ended September 28, 2008, the Company repaid the loan to PWER Bridge using proceeds from the issuance of 8% Senior Secured Convertible Notes. The Company recorded interest expense of approximately $0.9 million related to the write-off of unamortized debt discount costs and extension fees associated with the PWER Bridge loan.

        On June 12, 2008, the Company entered into a purchase agreement under which the Company agreed to sell $75 million aggregate principal amount of its 8% Senior Secured Convertible Notes due 2013 (the "Notes") to Lehman Brothers Inc., as initial purchaser (the "Initial Purchaser") for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. On June 17, 2008, the Company issued $75 million of the Notes. The Company also granted

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LONG-TERM DEBT (Continued)

the Initial Purchaser a 30-day option to purchase up to an additional $5 million aggregate principal amount of the Notes. On July 16, 2008, the Company issued the additional $5 million of the Notes.

        The Notes are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The Notes will mature on June 17, 2013. The Notes will rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms.

        The Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an initial conversion rate of 304.8780 shares of Common Stock per $1,000 in principal amount of the Notes (which is equivalent to an initial conversion price of approximately $3.28 per share), subject to certain adjustments set forth therein, including a potential reset to the conversion rate on June 18, 2009 if the average Common Stock price is lower than the initial conversion price during the five trading days preceding the reset date, which was subject to a conversion price floor and limitations on conversion under the rules of The Nasdaq Global Market. During the quarter ended September 28, 2008, the Company's stockholders approved an increase in the number of shares of common stock that are potentially issuable upon conversion of the Notes, thus removing The Nasdaq Global Market restriction on the Company's ability to make in full the conversion rate adjustments otherwise contemplated by the terms of the Notes.

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

        The Notes contain customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Notes contain covenants that, in general, limit the repayment of certain indebtedness, the payment of dividends on, or repurchase of Common Stock, the granting of liens and the incurrence of indebtedness. Under the terms of the Indenture, the Company must also maintain certain financial ratios related to debt, cash and cash equivalents, and tangible net worth. At September 28, 2008, the Company was required to comply with financial covenants that limited its total

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—LONG-TERM DEBT (Continued)

debt to $110 million, required the Company's cash and cash equivalents exceed $20 million, and required its tangible net worth to exceed $90 million. The Notes provide for events of default that would permit the trustee, or the holders of at least 25% in aggregate principal amount of the Notes then outstanding and the trustee to accelerate the maturity of the Notes upon, in general, failure to make payments thereon, failure to comply with conversion obligations, failure to timely comply with the covenants and agreements contained therein for a period of time after notice has been provided, certain events of insolvency or dissolution, the occurrence of certain legal judgments against the Company, or the suspension from trading of the Common Stock for a certain period of time.

        The net proceeds received from the offering during the nine months ended September 28, 2008, after deducting the Initial Purchaser's discount and estimated offering expenses, which have been included as debt issue costs in other assets on the consolidated condensed balance sheet, were approximately $74.9 million. The Company used the net proceeds to retire approximately $50.2 million of previously incurred acquisition indebtedness (including interest) provided by PWER Bridge, LLC.

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

        The Company has certain long-term notes payable due through fiscal year 2011 acquired through its 2006 acquisition. Amounts outstanding at September 28, 2008 were $1.2 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.0%. Amounts outstanding at December 30, 2007 were $2.9 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.6%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At September 28, 2008 and December 30, 2007, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at September 28, 2008 are as follows:

Year Ending December 31,
2008 (three months)	$0.8
2009	0.1
2010	0.1
2011	0.1
2012	0.1
Thereafter	80.0

Total	$81.2

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

         SynQor, Inc. v Power-One, Inc., et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated and semi-regulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are currently in the discovery phase.

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

(Unaudited)

NOTE 11—CONTINGENCIES (Continued)

to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. Proceedings are pending before the applicable Italian civil court. An initial hearing was held on July 2, 2008, at which hearing claimant agreed to waive and dismiss certain claims for damages relating to his theory of wrongful dismissal from employment. The Court set a hearing for October 10, 2008 for further proceedings on claimant's other theories of damages. At the October 10, 2008 hearing, the Court set a further hearing for April 24, 2009 to allow time for Mr. Canova to properly serve his complaint on Magnetek, Inc.

        The Company accounts for unrecognized tax positions under FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." During the quarter ended September 28, 2008, the total liability for unrecognized tax benefits, including interest, recorded in other long-term liabilities decreased by $0.9 million. The decrease is primarily due to the settlement of a foreign tax audit for fiscal years 2004 and 2005. The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $2.4 million at September 28, 2008 and includes $0.6 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at September 28, 2008. During 2007, the Company determined that in certain of its 2006 income tax filings that it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company is in the process of supplying this information and believes that it is more likely than not that it will receive reasonable cause relief with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties or interest with respect to these items. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to December 31, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

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

NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share activity under the Company's stock based compensation plans:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Non-vested share units granted, in millions	0.3	0.1	0.9	0.6
Weighted average grant date fair value of non-vested share units	$2.03	$4.01	$2.37	$4.06
Stock compensation expense related to non-vested share units, in millions	$0.5	$0.7	$1.7	$1.9

        During the quarter ended March 30, 2008, the Company's Board of Directors approved an amendment to the stock options and non-vested share units previously granted by the Company to its former Chief Executive Officer as part of the "Employment Separation and General Release Agreement" dated March 18, 2008. The amendment effectively extended the exercise term of certain of his vested stock options and non-vested share units for approximately one year. The Company recorded approximately $0.1 million in compensation expense related to the stock option and award modifications during the nine months ended September 28, 2008.

        On February 19, 2008, Richard J. Thompson was appointed as the Company's Chief Executive Officer. Pursuant to his Employment Agreement, Mr. Thompson was granted 0.5 million non-vested share units, 0.5 million stock options and 0.3 million stock appreciation rights. The non-vested share units, stock options and stock appreciation rights were each granted pursuant to written award agreements and are scheduled to vest over a four-year term. The stock options and stock appreciation rights are scheduled to become 100% vested on the anniversary of the fourth year. However, the stock options and stock appreciation rights will vest earlier if certain market and performance conditions are achieved. The Company expects to settle the stock appreciation rights in shares of its common stock. During the nine months ended September 28, 2008, the Company recorded an immaterial amount of stock compensation expense related to these non-vested share units, stock options and stock appreciation rights. The stock compensation expense related to the non-vested share units is included in the table above in the caption "Stock compensation expense related to non-vested share units."

        The fair value of the options and stock appreciation rights granted during the three and nine months ended September 28, 2008 was estimated on the date of grant using the Black-Scholes

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—STOCK BASED COMPENSATION PLANS (Continued)

valuation model. Certain options with market and/or performance conditions were estimated on the date of grant using the Monte Carlo Simulation method, with the assumptions shown below.

	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
Risk-free interest rate	3.5%	3.3%
Volatility	55%	61%
Option life, years	6.7	6.7
Dividends	—	—
Expected stock return/discount rate	2.9%	2.6%
Stock options granted, in millions	0.6	1.0
Stock appreciation rights granted, in millions	—	0.3
Weighted-average grant date fair value of stock options and stock appreciation rights granted	$1.03	$1.31

        No stock options were granted by the Company during the quarter and nine months ended September 30, 2007. The Company recorded stock compensation expense of approximately $0.1 million and approximately $0.2 million related to stock options and stock appreciation rights during the quarters ended September 28, 2008 and September 30, 2007, respectively. The Company recorded stock compensation expense of approximately $0.3 million related to stock options and stock appreciation rights during both nine months ended September 28, 2008 and September 30, 2007.

NOTE 13—EARNINGS PER SHARE

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(1.7)	$(6.5)	$(19.2)	$(29.9)

Weighted average outstanding shares—basic	87.8	87.2	87.6	87.0
Dilutive effect of stock options and awards	—	—	—	—

Weighted average outstanding shares—diluted	87.8	87.2	87.6	87.0

Basic loss per share	$(0.02)	$(0.07)	$(0.22)	$(0.34)

Diluted loss per share	$(0.02)	$(0.07)	$(0.22)	$(0.34)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—EARNINGS PER SHARE (Continued)

number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options and non-vested share units) outstanding during the periods using the treasury stock method. Due to the Company's net loss in both of the three-month and nine-month periods ended September 28, 2008 and September 30, 2007, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.4 million which were outstanding during the three month period ended September 30, 2007 and 0.2 million and 0.8 million which were outstanding during the nine month periods ended September 28, 2008 and September 30, 2007, respectively, would have been dilutive. During the three month period ended September 28, 2008 an immaterial amount of weighted average common share equivalents, which would have been dilutive, were outstanding.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise prices for these options were greater than the average market price of the Company's shares of common stock during the three-month periods ended September 28, 2008 and September 30, 2007 were 9.7 million and 8.6 million, respectively, and 8.8 million and 7.3 million during the nine month periods ended September 28, 2008 and September 30, 2007, respectively.

        The Company has excluded its convertible securities from the diluted earnings per share computation as the effect would be antidilutive. The weighted average common share equivalents, under the if-converted method, excluded from the diluted earnings per share calculation for the three and nine month periods ended September 28, 2008 were 24.1 million and 9.1 million, respectively.

NOTE 14—RELATED PARTIES

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $1.8 million of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter ended September 30, 2007, and $2.7 million and $4.3 million of interest expense during the nine months ended September 28, 2008 and September 30, 2007, respectively. During the nine months ended September 28, 2008, the Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest accrued.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.4% of the Company's outstanding common stock as of August 1, 2008. Mr. Stephens also owns 100% of Stephens Insurance. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the nine months ended September 28, 2008 and September 30, 2007. No

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—RELATED PARTIES (Continued)

amounts were paid to Stephens Insurance during the quarters ended September 28, 2008 and September 30, 2007.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during March 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $0.7 million related to the Company's share in the earnings of the joint venture for the nine months ended September 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated condensed statements of operations. During the quarter ended September 28, 2008, the Company recorded approximately $0.2 million in "Equity in earnings of joint venture" in the consolidated condensed statements of operations, related to the Company's share in the joint venture earnings.

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

        No revenue was recognized relating to sales to the joint venture during the quarters or nine months ended September 28, 2008 and September 30, 2007. The Company paid $4.2 million and $1.8 million for inventory purchased from the joint venture during the quarters ended September 28, 2008 and September 30, 2007, respectively, and $12.2 million and $5.7 million for inventory purchased from the joint venture during the nine months ended September 28, 2008 and September 30, 2007, respectively. At September 28, 2008, the Company owed the joint venture approximately $6.4 million.

        One of the members of the Company's Board of Directors is the President of Benchmark Electronics, a contract manufacturer to whom products are sold. During the quarters ended September 28, 2008 and September 30, 2007, the Company recognized revenue on sales to Benchmark Electronics in the amounts of approximately $1.0 million and $0.7 million, respectively. During the nine months ended September 28, 2008 and September 30, 2007, the Company recognized revenue on sales to Benchmark Electronics in the amounts of approximately $4.3 million and $1.5 million, respectively. At September 28, 2008, Benchmark Electronics owed the Company approximately $0.6 million.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 30, 2007 filed with the SEC, and all of our other filings, including our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "forecast," "expect," "anticipate," "estimate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I. Item 1A. of our 2007 Form 10-K together with further risks discussed in Part II. Item 1A. Risk Factors of this Form 10-Q.

Introduction

Overview

        We are a leading global designer and manufacturer of high-quality brand name power supplies and power management products. We sell our products to original equipment manufacturers, distributors and service providers. Our customers span several industries including communications, networking equipment, server/storage, computer, instrumentation, industrial, renewable energy, and other electronic equipment industries. We are engaged in the design and production of the following products:

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

  •
  DC power systems that are used by communications and Internet service providers to power, and used as backup power for large communications infrastructure equipment;

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

Our Operating Environment

        We are in the process of implementing detailed plans to improve our operational and financial performance, drive long-term growth and profitability, improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. Based on these plans we have already launched the following initiatives:

  •
  We entered into a restructuring plan, during 2007, to reduce our fixed spending by approximately $20 million annually by downsizing operations in North America and relocating certain functions to other existing facilities in low-cost locations, and reducing operations and overhead in other foreign locations.

  •
  We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to suppliers and certain major customers.

  •
  We are addressing supply chain issues, including programs to lower material costs, the acceleration of the transfer of manufacturing to China, and the implementation of new sales and operations planning processes.

        Recent Pronouncements and Accounting Changes—See Part I. Item 1. Note 2—"CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES—Recent Pronouncements and Accounting Changes" in the notes to the consolidated condensed financial statements, herein.

Results of Operations

        The Company's results for the third fiscal quarter and first nine months of fiscal 2008 improved, with sales and income from operations increasing over the prior year period. Our international operations experienced favorable foreign currency fluctuations which contributed to the third quarter and first nine months' results. These results were primarily due to leverage on increased sales volume, benefits from product rationalization actions and business mix.

         Net Sales.    Net sales increased $27.8 million, or 7%, to $407.1 million for the nine months ended September 28, 2008 from $379.3 million for the nine months ended September 30, 2007. As a result of the strengthening of the functional currencies at our international locations, primarily the Euro and Swiss Franc, our consolidated revenue levels increased by approximately $18 million as compared with the same period in 2007. A substantial portion of our European revenue is transacted in foreign currencies such as the Euro, the Swiss Franc, and the British Pound. As these currencies strengthened over the US Dollar in 2008, our consolidated revenue was favorably impacted for the nine months ended September 28, 2008. Net sales were also favorably impacted by demand in the renewable energy and communications markets.

        Net sales increased $8.6 million, or 7%, to $140.1 million for the quarter ended September 28, 2008 from $131.5 million for the quarter ended September 30, 2007. As a result of the strengthening of the functional currencies at our international locations, our consolidated revenue levels were favorably impacted by approximately $5 million as compared with revenue levels in the same period in 2007. Net sales were also favorably impacted during the quarter ended September 28, 2008 by strength in the renewable energy and communications markets. We also fulfilled a substantial amount of past due orders which further contributed to the improved results.

        Net sales by customer category were as follows, (in millions):

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
OEMs	$106.0	76%	$103.6	79%	$302.1	74%	$296.3	78%
Distributors	29.1	21%	21.1	16%	85.0	21%	62.9	17%
Service providers	5.0	3%	6.8	5%	20.0	5%	20.1	5%

Total	$140.1	100%	$131.5	100%	$407.1	100%	$379.3	100%

        During the three and nine months ended September 28, 2008 and September 30, 2007, no customer exceeded 10% of net sales.

        We have defined our end-markets based on the customers we serve. Net sales for the three and nine months ended September 28, 2008 and September 30, 2007 by end-markets were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Communications	50%	48%	49%	48%
Instrumentation and Industrial	16%	20%	16%	22%
Renewable Energy	14%	3%	12%	2%
Server, Storage and Computer	7%	15%	10%	15%
Other	13%	14%	13%	13%

Total	100%	100%	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, (in millions):

	September 28, 2008	December 30, 2007
Combined 180-day backlog	$110.6	$83.4
Combined 90-day backlog	$93.4	$75.7

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a portion of our business is engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times can be longer and orders may be booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter and nine months ended September 28, 2008. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

         Gross Profit.    Gross profit and gross profit margin for the three and nine months ended September 28, 2008 and September 30, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Gross profit, in millions	$29.9	$27.6	$81.8	$77.2
Gross profit margin	21.4%	21.0%	20.1%	20.4%

        Gross profit for the nine months ended September 28, 2008 increased by $4.6 million to $81.8 million compared with a gross profit of $77.2 million in the comparable period in 2007. As a percentage of net sales, gross margin decreased to 20.1% for the first nine months of 2008 compared with a gross margin of 20.4% for the same period in 2007. Gross profit was favorably impacted by higher sales volume, favorable product mix, and gross margin improvement initiatives during the nine months ended September 28, 2008. These favorable impacts to the gross profit were offset by unfavorable variances related to manufacturing inefficiencies, supply chain constraints and costs associated with expediting past due orders. During the nine months ended September 28, 2008 and September 30, 2007 the Company recognized losses of approximately $6.9 million and $3.5 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

        Gross profit for the quarter ended September 28, 2008 increased by $2.3 million to $29.9 million compared with a gross profit of $27.6 million in the comparable period in 2007. As a percentage of net sales, gross margin increased to 21.4% for the third quarter of 2008 from a gross margin of 21.0% for the same period in 2007. The increase in gross profit and related gross margin was primarily related to higher sales volume, favorable product mix and favorable impacts resulting from gross margin improvement initiatives during the quarter ended September 28, 2008, as compared with the same quarter in the prior year. During the three months ended September 28, 2008 and September 30, 2007 the Company recognized losses of approximately $2.4 million and $1.6 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as cost of goods sold.

         Selling, General and Administrative Expense.    As a percentage of net sales, selling, general and administrative expense decreased to 14% for the nine months ended September 28, 2008 from 15% in the comparable period in 2007. Selling, general and administrative expense decreased $0.1 million to $57.3 million for the nine months ended September 28, 2008 from $57.4 million for the same period in 2007. As a percentage of net sales, selling, general and administrative expense decreased to 13% for the quarter ended September 28, 2008 from 14% for the same period in 2007. Selling, general and administrative expense increased $0.3 million, or 2%, to $18.2 million for the quarter ended September 28, 2008 from $17.9 million for the same period in 2007.

        Selling expense decreased $0.8 million, or 3%, to $23.9 million for the nine months ended September 28, 2008 from $24.7 million for the same period in 2007. Selling expense decreased primarily as a result of the 2007 restructuring plan and related cost reduction efforts. These savings were partially offset by increased commissions related to increased renewable energy sales, one-time severance charges recorded during the nine month period ended September 28, 2008, and fluctuations in foreign currencies. As a result of the strengthening of the functional currencies at our international locations, primarily the Euro and Swiss Franc, our consolidated expense levels increased as compared with the same period in 2007. The translation of the functional currencies at our international locations to our reporting currency of the US Dollar negatively impacted our expense levels as the US Dollar weakened against most other foreign currencies during 2008 as compared with 2007.

        Selling expense decreased $0.1 million, or 2%, to $7.5 million for the quarter ended September 28, 2008 from $7.6 million for the same period in 2007. Savings related to our 2007 restructuring plan and cost reduction efforts were partially offset by increased commissions related to increased renewable energy sales, and increased expense levels resulting from unfavorable foreign currency fluctuations.

        Administrative expense increased $0.7 million or 2%, to $33.4 million for the nine months ended September 28, 2008, compared with $32.7 million for the comparable period in 2007. The increase in expense during this period was mainly due to approximately $2.0 million in one-time severance charges related to the reorganization of the company's management personnel in North America, approximately $0.8 million in legal fees and costs related to the extension of the $50 million PWER Bridge loan, as well as due to unfavorable variances resulting from foreign currency fluctuations. The increased expense was offset in part by reductions in legal fees of approximately $2.4 million related to the patent infringement litigation against Artesyn Technologies incurred during the nine months ended September 30, 2007, and by savings related to the Company's 2007 restructuring plan.

        Administrative expense increased $0.4 million, or 4%, to $10.7 million for the quarter ended September 28, 2008, compared with $10.3 million for the comparable period in 2007. During the quarter ended September 28, 2008, we incurred severance and recruiting charges of approximately $0.7 million related to the reorganization of the company's management personnel and experienced unfavorable foreign currency fluctuations as compared with the same period of 2007. These expenses were partially offset by a reduction in legal fees associated with the patent infringement litigation and savings related to the 2007 restructuring plan compared to the same quarter of 2007.

         Engineering and Quality Assurance Expense.    As a percentage of net sales, engineering and quality assurance expense decreased to 9% for the nine months ended September 28, 2008 from 10% for the same period in 2007. Engineering and quality assurance expense decreased $1.7 million, or 5%, to $35.0 million for the nine-month period ended September 28, 2008 from $36.7 million in the comparable period in 2007. As a percentage of net sales, engineering and quality assurance expense decreased to 8% for the quarter ended September 28, 2008 from 9% for the same period in 2007. Engineering and quality assurance expense decreased by $0.4 million, or 4%, to $11.2 million for the quarter ended September 28, 2008 from $11.6 million in the comparable period in 2007.

        Engineering expense decreased $0.1 million, or 1%, to $28.5 million for the nine months ended September 28, 2008 from $28.6 million for the same period in 2007. Engineering expense increased $0.2 million, or 2%, to $9.3 million during the quarter ended September 28, 2008 from $9.1 million during the comparable period in 2007. For the three- and nine-month periods ended September 28, 2008, we achieved approximately $0.5 million and $2.4 million, respectively, of estimated savings as compared to the same periods in the prior year as a result of the execution of our 2007 restructuring plan and associated cost reduction efforts. The decrease in engineering expense was partially offset by unfavorable foreign currency fluctuations associated with expenses at our European design centers.

        Quality Assurance expense decreased $1.6 million, or 19%, to $6.5 million for the nine months ended September 28, 2008 from $8.1 million for the same period in 2007. Quality assurance expense decreased $0.6 million or 24% to $1.9 million for the quarter ended September 28, 2008 from $2.5 million for the same period in 2007. The decrease in quality assurance expense during these periods is primarily due to the 2007 restructuring plan executed savings, partially offset by unfavorable foreign currency fluctuations.

         Amortization of Intangible Assets.    Amortization of intangible assets was $1.9 million for the nine-month period ended September 28, 2008 compared to $3.4 million for the same period in 2007. Amortization of intangible assets was $0.5 million for the quarter ended September 28, 2008 compared to $1.0 million for the same period in 2007. The decrease in amortization expense during the periods was primarily due to certain intangibles reaching the end of their amortizable life.

         Restructuring and Asset Impairment.    No restructuring or asset impairment charges were recorded during the three- and nine-month periods ended September 28, 2008.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. We calculated the estimated fair value of our company as the amount that we would receive to sell our company as a whole in an orderly transaction between market participants as of August 2008 using two acceptable valuation methods. First, we performed a discounted cash flow analysis using forward looking projections of our estimated future operating results. Second, we used the market approach which estimated the value of the Company at August 2008 based on market multiples of guideline public companies and market multiples from recent comparatively sized sale transactions. Based on the result of each method and a comparison of the quantitative assumptions between the methods, we have concluded that the fair value of our company exceeds its carrying value at the end of fiscal August 2008 and therefore, goodwill was not impaired as of our annual test date.

        In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. Management's considerations include (i) forecasts that demonstrates continuing declines in the cash flow of the Company or inability of the Company to improve its operations to forecasted levels and (ii) a significant adverse change in the business climate that could affect the value of an entity or (iii) the book value of our shareholders' equity continues to be significantly in excess of our market capitalization. The risk of goodwill impairment losses increases to the extent that our market capitalization declines. A decrease in our market capitalization resulting from a short-term decrease in our stock price, or a negative long-term performance outlook, as well as a variety of other impairment indicators, could cause the carrying value of the Company to exceed its fair value, which may result in an impairment loss. Given the current economic environment, we have and will continue to monitor the need to test our intangibles for impairment as required by SFAS No. 142.

        During the three- and nine-month periods ended September 30, 2007, we recorded pre-tax restructuring charges of $3.0 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $1.7 million related to severance payments for a reduction in headcount, $1.0 million as contract termination costs related to facility closures, and $0.3 million related to consolidation of excess facilities and other contract termination costs. The charges were a result of our plan to restructure our organization domestically, as we moved certain functions to our other existing facilities in low-cost locations. During the quarter ended September 30, 2007, we recorded pre-tax restructuring charges of approximately $1.0 million in accordance with SFAS 146. We recorded approximately $0.7 million related to severance payments for a reduction in headcount, $0.2 million related to facility closures, and $0.1 million related to other associated costs.

        As a result of the restructuring, we recorded asset impairment charges of $0.5 million and $1.2 million during the three- and nine-month periods ended September 30, 2007, respectively, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These charges were incurred by our North American facilities primarily related to leasehold improvements, computer software and manufacturing equipment for leased facilities whose operations were closed or downsized.

         Income (Loss) from Operations.    As a result of the items above, loss from operations was $12.3 million for the nine months ended September 28, 2008 compared with an operating loss of $24.4 million for the same period in 2007. Income from operations was $0.1 million for the quarter ended September 28, 2008 compared with an operating loss of $4.4 million for the comparable period in 2007.

         Interest Income (Expense), Net.    Net interest expense was $7.0 million for the nine months ended September 28, 2008, compared with net interest expense of $4.9 million for the same period in 2007. Net interest expense was $2.2 million for the quarter ended September 28, 2008, compared with net interest expense of $2.1 million for the same period in 2007. Included in interest expense for the nine months ended September 28, 2008 is the write-off of $0.9 million debt issue costs and debt discount related to the $50 million PWER Bridge loan. The resulting increase in net interest expense for the nine months ended September 28, 2008 was a result of a decrease in interest income as compared with the same period in 2007. The decrease in interest income was primarily due to short-term investments sold during the first nine months ended September 30, 2007 and during the second fiscal quarter of 2008.

         Other Income (Expense), Net.    Net other expense was $2.5 million for the nine months ended September 28, 2008, compared with net other income of $2.0 million for the same period in 2007. Net other income was $0.2 million for the quarter ended September 28, 2008, compared with net other income of $1.2 million for the same period in 2007. Included in net other expense for the nine months ended September 28, 2008 was approximately $1.2 million expense related to the write-off of a loan to a foreign supplier and a $0.2 million investment in a privately-held company, as well as approximately $1.6 million expense related to net foreign currency transaction losses. Included in net other income for the three and nine months ended September 30, 2007 was approximately $0.6 million gain on the sale of an equity investment the Company held in one of its publicly-held Asian contract manufactuers. Also included in net other income for the three and nine months ended September 30, 2007 were gains of approximately $0.6 million and $1.0 million, respectively, attributable to net foreign currency transaction gains.

         Provision (Benefit) for Income Taxes.    The benefit for income taxes was $0.3 million for the nine months ended September 28, 2008 compared with a tax provision of $2.6 million for the nine months ended September 30, 2007. The benefit for income taxes was $0.1 million during the quarter ended September 28, 2008 compared with a tax provision of $1.1 million for the quarter ended September 30, 2007. During the three and nine months ended September 28, 2008, we reversed certain reserves for uncertain tax positions of approximately $0.9 million upon the expiration of a tax statute as well as due to a closed tax audit.

        Our effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in its various U.S. and foreign jurisdictions. Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

        Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS No. 109 when, in management's judgment it is more likely than not that the deferred tax assets will not be realized. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no net operating loss (NOL) carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

         Equity in earnings of joint venture.    During 2005 through fiscal 2007, we impaired our equity investment in our joint venture in Asia as a result of our analysis of the future discounted cash flows combined with other impairment indicators. However, during March 2008, we received a cash dividend of $1.2 million from the joint venture, representing a return on our investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $0.7 million related to our share in the earnings of the joint venture for the nine months ended September 28, 2008 were recorded in Equity in earnings of joint venture during the nine months ended September 28, 2008. During the quarter ended September 28, 2008, we recorded approximately $0.2 million in Equity in earnings of joint venture related to the Company's share in the joint venture earnings.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased $11.0 million, or 39%, to $39.4 million at September 28, 2008 from $28.4 million at December 30, 2007. Our primary uses of cash in the first nine months of 2008 consisted of $52.5 million for the repayment of long-term debt, $17.6 million for operating activities and $8.2 million for the acquisition of property and equipment. Our primary sources of cash in the first nine months of 2008 consisted of $74.9 million related to net proceeds from the issuance of an aggregate amount of $80 million of 8% Senior Secured Convertible notes, $7.8 million from borrowings on our bank credit facilities, and $7.5 million related to cash proceeds from the sale of investments during the nine months ended September 28, 2008.

        Cash used in operating activities of $17.6 million included an increase in accounts receivable, net, inventories, other current assets, and accrued expenses of $8.5 million, $5.5 million, $5.1 million and $4.7 million, respectively. In addition, cash used in operating activities included $4.1 million for cash paid for interest and $2.7 million of cash payments related to our restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $33.0 million at September 28, 2008. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 28, 2008, the total outstanding balance on all credit facilities was $29.2 million at a weighted average interest rate of 6.9%, and $1.4 million was committed to letters of credit. After consideration of these commitments, $2.4 million of additional borrowing capacity was available to us as of September 28, 2008. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 28, 2008, $28.3 million of the total $29.2 million credit facilities were held at a subsidiary that we the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek Inc. in October 2006. At September 28, 2008, the acquired subsidiary had been in default on $6.2 million of this balance as a result of not complying with a financial covenant requiring a maximum percentage of debt to equity at September 28, 2008. The $6.2 million outstanding balance under this credit agreement at a 6.6% interest rate has been classified as a current liability as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At September 28, 2008, we were in compliance with all other debt covenants.

        On June 12, 2008, we entered into a purchase agreement under which we agreed to sell $75 million aggregate principal amount of our 8% Senior Secured Convertible Notes due 2013 (the "Notes") to Lehman Brothers Inc., as initial purchaser (the "Initial Purchaser") for resale to certain qualified institutional buyers in compliance with Rule 144A under the Securities Act of 1933, as amended. On June 17, 2008, we issued $75 million of the Notes. We also granted the Initial Purchaser a 30-day option to purchase up to an additional $5 million aggregate principal amount of the Notes. On July 16, 2008, we issued the additional $5 million of the Notes.

        The Notes bear Interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 2008. The Notes mature on June 17, 2013 and are convertible until maturity. We have the right to redeem some or all of the Notes on or after June 17, 2010, if the closing price of our common stock achieves certain levels of approximately 175% of the then conversion price. In addition, on or after June 17, 2011, the holders of the Notes may require us to repurchase all or a portion of their Notes if our ratio of total net debt to last twelve months' EBITDA exceeds 3.0x. The holder may also require us to repurchase such Notes upon a fundamental change (as described in the Indenture). (See Note 10 to the Consolidated Condensed Financial Statements in Part I, Item I)

        The net proceeds received from the offering during the nine months ended September 28, 2008, after deducting the Initial Purchaser's discount and estimated offering expenses, which have been included as debt issue costs on the consolidated condensed balance sheet, were approximately $74.9 million. We used the net proceeds to retire approximately $50.2 million of previously incurred acquisition indebtedness (including interest) provided by PWER Bridge, LLC. At September 28, 2008, $80.0 million was included in long-term debt in our consolidated condensed balance sheet. At September 28, 2008, we were required to comply with financial covenants that limited our total debt to $110 million, required the Company's cash and cash equivalents exceed $20 million, and required the Company's tangible net worth to exceed $90 million, and were in compliance with all debt covenants under the indenture for the Notes.

        In connection with the offering, on June 17, 2008, we and certain of our subsidiaries entered into a pledge and security agreement with The Bank of New York Trust Company, N.A., as collateral agent, pursuant to which the Notes will be secured by a first-priority pledge of all of our equity interests in our first tier domestic subsidiaries and up to 66% of our equity interests in certain of our foreign subsidiaries, and, subject to certain exceptions, all of our inventory, accounts receivable and other property and assets (other than capital stock) and our first tier domestic subsidiaries.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at September 28, 2008, were $1.2 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 3.0%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2008 will be in the range of $9 to $10 million, of which $8.2 million has already been expended, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

         Purchase Commitments.    We may have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. At September 28, 2008, we had not entered into any non-cancellable purchase commitments.

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

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2008 (three months)	$1.6	$0.8	$2.5	$4.9
2009	5.2	0.1	7.4	12.7
2010	4.6	0.1	7.4	12.1
2011	3.1	0.1	7.4	10.6
2012	2.1	0.1	7.4	9.6
2013 and thereafter	2.5	80.0	3.4	85.9

Total	$19.1	$81.2	$35.5	$135.8

(1)
Our restructuring reserve at September 28, 2008 includes approximately $3.0 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

        For the quarter ended September 28, 2008, our calculation of estimated interest payments includes $0.5 million of interest payments contractually due between 2009 and 2013 related to a $6.2 million credit agreement, payable through 2013 that was reclassified from long term debt to current liabilities at September 28, 2008 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

        At September 28, 2008, we also have recorded a tax liability of $2.4 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash flows associated with our FIN 48 liabilities.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates. In addition, the Company is potentially subject to concentrations of credit risk related to cash and cash equivalents held at high credit quality institutions for which balances are in excess of the federally insured limits.

         Debt.    Our exposure to interest rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our variable long term debt bears interest on borrowings outstanding at various time intervals and is based on the Euro Interbank Offered Rate (EURIBOR). Our principal risk with respect to our variable long-term debt is to changes in this market rate. A significant change in EURIBOR could have a material effect on our future earnings.

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at September 28, 2008 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 19.4)	$28.3	$—	$—	$—	$—	$—	$28.3	$28.3
Average Interest Rate	7.0%						7.0%
Variable Rate (CHF 1.0)	$0.9	$—	$—	$—	$—	$—	$0.9	$0.9
Average Interest Rate	4.1%						4.1%
Long-term Debt:
Fixed Rate (USD)	$—	$—	$—	$—	$—	$80.0	$80.0	$80.0
Average Interest Rate						9.3%	9.3%
Fixed Rate (EUR 0.6)	$0.5	$0.1	$0.1	$0.1	$0.1	$—	$0.9	$0.8
Average Interest Rate	2.0%	2.0%	2.0%	2.0%	2.0%		2.0%
Variable Rate (EUR 0.2)	$0.3	$—	$—	$—	$—	$—	$0.3	$0.3
Average Interest Rate	5.9%						5.9%

         Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 28, 2008, we had not entered into any significant foreign exchange contracts.

        Although our reporting currency is the U.S. dollar, we conduct and will continue to conduct business in currencies other than our reporting currency. The conversion of these currencies into our reporting currency for reporting purposes will be affected by movements in these currencies against the U.S. dollar. A depreciation of these currencies against the U.S. dollar would result in lower revenues reported as well as lower operating costs. Similarly, the opposite effect will occur if these currencies appreciate against the U.S. dollar. Additionally, the assets and liabilities of our international operations are recorded in each country's local currency. As such, when the values of those assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely impact the net book value of our assets. We cannot predict the effects of foreign currency exchange rate fluctuations on our future operating results.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of September 28, 2008, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 28, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "forecast," "expect," "anticipate," "estimate," "plan," "intend," "continue," "may," "can," "believe" and similar expressions reflecting something other than historical fact are intended to identify forward- looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results is dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions.

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers' needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the possibility that current outstanding debt obligations may be called due before the date anticipated by the Company as a result of the Company's non-compliance with applicable debt covenants; the risk that the Company may face liquidity challenges and not have immediately available funds to meet its debt obligations and may need to raise additional funding including, through private or public sales of equity securities; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 30, 2007, as well as those set forth in "Part II Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

         SynQor, Inc. v Power-One, Inc., et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated and semi-regulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are currently in the discovery phase.

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

Proceedings are pending before the applicable Italian civil court. An initial hearing was held on July 2, 2008, at which hearing claimant agreed to waive and dismiss certain claims for damages relating to his theory of wrongful dismissal from employment. The Court set a hearing for October 10, 2008 for further proceedings on claimant's other theories of damages. At the October 10, 2008 hearing, the Court set a further hearing for April 24, 2009 to allow time for Mr. Canova to properly serve his Complaint on Magnetek, Inc.

        The Company accounts for unrecognized tax positions under FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." During the quarter ended September 28, 2008, the total liability for unrecognized tax benefits, including interest, recorded in other long-term liabilities decreased by $.9 million. The decrease is primarily due to the settlement of a foreign tax audit for fiscal years 2004 and 2005. The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $2.4 million at September 28, 2008 and includes $0.6 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at September 28, 2008. During 2007, the Company determined that in certain of its 2006 income tax filings that it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company is in the process of supplying this information and believes that it is more likely than not that it will receive reasonable cause relief with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties or interest with respect to these items. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to December 31, 2008; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

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

        The risks associated with our business are more acute during periods of economic slowdown or recession. During recent months, there has been substantial volatility in oil and gas prices due at least in part to the deteriorating global economic environment. In addition to other consequences, these periods may be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or additional downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession could have a material adverse effect on our results of operations, financial condition and business prospects.

The recent disruptions in the financial markets may limit our access to additional financing.

        As widely reported, global financial markets have been experiencing extreme disruptions in recent months, including, among other things, extreme volatility in security prices, the failure of a number of large financial services companies, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.

        If capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with equity and/or debt financing. It is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our success depends on our ability to implement our plans to improve our operational efficiency and drive long-term growth and profitability.

        We are in the process of implementing detailed plans to improve our operational and financial performance and drive long-term growth and profitability. We have recently appointed a new chief executive officer and it may take time for the new management team to be able to work together effectively to successfully develop and implement our business strategies. In addition, we cannot assure you that we will be able to assimilate new senior management personnel into our organization to achieve our operating objectives. Even if we are successful in the long term, turnover in key management positions could temporarily harm our financial performance and results of operations until new management become familiar with our business.

Item 4—Submission of Matters to a Vote of Security Holders

        A special meeting of stockholders of the Company was held on September 9, 2008. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to approve an increase in the number of shares of common stock that are potentially issuable upon conversion of our 8% Senior Secured Convertible Notes due 2013.

        The proposal to increase the number of shares of the Company's common stock that are potentially issuable upon conversion of the Senior Secured Convertible Notes was approved by 56 percent of the 79.8 million shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
44,959,660	34,842,385	42,459	—

Item 6—Exhibits

(a) Exhibits
3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
10.1(e)	Employment Letter, dated as of July 31, 2008, between Power-One, Inc. and Linda C. Heller.
10.2(f)	Employment Separation and General Release Agreement, dated as of August 19, 2008, between Power-One, Inc. and Jeffrey J. Kyle.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(e)
Previously filed as an exhibit to the Current Report on Form 8-K filed on August 5, 2008.

(f)
Previously filed as an exhibit to the Current Report on Form 8-K filed on August 21, 2008.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

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
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES