Form 10-K
period 2008-12-28
POWER ONE INC
filed 2009-03-13
CIK 1042825

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 29, 2008, as reported by NASDAQ Global Market on that date was approximately $153,067,000

         As of March 6, 2009, 87,942,177 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 28, 2008 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        Unless the context indicates otherwise, all references herein to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

        This Annual Report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may,""might," "will," "would," "can," "could," "believe," "expect," "anticipate," "estimate," "plan," "intend," "project," "predict," or "continue" or the negative or other variations of such terms or comparable terminology. Forward-looking statements contained or incorporated by reference in this document, including those set forth in the sections of this Annual Report on From 10-K in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 1 entitled "Business" include but are not limited to statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products and services, legal matters, financing risks, needs and expectations, and other information that is not historical information, as well as assumptions relating to the foregoing. All forward-looking statements are based on our current expectations, projections and assumptions. We undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date that the forward looking statement was made. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in Item 1 entitled "Risk Factors."

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of power conversion and power management products, primarily for the communications and server/storage infrastructure equipment, industrial applications, high-end consumer and industrial appliances, and renewable energy markets. Our products are used to convert, process and manage electrical energy, in both alternating current ("AC") and direct current ("DC") form, to the high levels of quality, reliability and precision required by communications infrastructure and other equipment. With hundreds of different standard products and the ability to create custom products, we have one of the most comprehensive product lines in the power conversion and power management industry and are one of just a few companies that can power virtually every component and system of an infrastructure network. In the renewable energy market, we sell high-efficiency inverters with a high degree of reliability primarily for roof-top solar applications and in 2008 we expanded our product line to include larger, central solar inverters. We plan to continue to invest to broaden our product line in renewable energy including the expansion of our offering for wind inverters.

        We design our products to take lower quality power from the electrical grid and convert, process, and purify it to meet the quality demanded by the markets we serve. Our products can provide protection against power disturbances, fluctuations and outages. In addition, the compact design of our products is critical to our customers who require minimal space allocation for power conversion products in order to maximize the space available within a system for other components and subsystems. Our leading-edge products offer advanced thermal management, flexible platforms, and advanced features.

        While approximately 39% of our sales were to our top ten customers in 2008, our products are also sold to hundreds of direct customers and to other customers through our worldwide distribution channels. Our largest customer in 2008 was Cisco Systems and its contract manufacturers, which accounted for less than 10% of our sales in 2008 and 2007, and 12.2% of our sales in 2006. No other customer accounted for more than 10% of our sales during 2008, 2007, and 2006.

        In October 2006, we completed the acquisition of Magnetek, Inc.'s Power Electronics Group for approximately $69.4 million plus the assumption of approximately $27.8 million in debt. This highly strategic acquisition added a team of experienced engineers to our employee base, significantly enhanced our custom AC/DC design capabilities, expanded our product range and included the addition of Renewable Energy inverters to our portfolio, broadened our customer base and markets, and provided us with low-cost manufacturing in China.

        We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware on January 1, 1996.

Industry Background

        The power conversion and power management industry is highly fragmented and diverse and is generally divided into two broad categories; those who sell to third-party customers (merchant) and those who manufacture internally for use in-house to other divisions within the manufacturer's own company (captive). We are a merchant power supply manufacturer whose products are sold to third parties.

        The communications industry experienced rapid change in the late 1990s through 2000 as deregulation and privatization fueled the entry of new competitors. In addition, advances in technology allowed communications service providers to offer a broader range of services, while increased Internet usage and a greater demand for broadband and wireless services further contributed to the growth of the communications industry. Because these technological advances required significantly greater and more reliable power, the demand for power conversion and power management products also grew. In 2001, however, the communications infrastructure industry entered into a severe, multi-year downturn that was characterized by delayed network deployments and upgrades by service providers and OEMs due to lower-than-expected demand for their products and services, resulting in an oversupply of capacity and inventory. As a result, we experienced decreased sales, price erosion, cancellation of orders, write-offs of excess inventory, as well as restructuring and asset impairment charges. Nevertheless, in recent years we have experienced significant revenue growth due mainly to acquisitions, but also as a result of organic growth that we believe has been higher than the overall industry growth rate. However, recent economic trends may impact our growth going forward.

        Long term, we believe the following key trends will continue to drive demand for power conversion and power management products:

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the development and proliferation of the Internet, wireless communications, broadband applications and other new technologies, recent years have witnessed unprecedented growth in the volume of information transmitted around the world at any given moment. We believe that the volume of broadband communication will continue to increase and will drive a higher demand for infrastructure power and will further increase the demand for power conversion and power management products. Industry sources project that the amount of power required by communications infrastructure equipment manufacturers will grow significantly faster than the demand by other traditional users of power.

        Increasing Demand for Renewable Energy.    With global power needs expected to double by 2025, according to the U.S. Department of Energy, suppliers and users of electricity are seeking renewable sources of energy, and both public and private global investment have been driving the emerging market for renewable energy. Concern about global warming and the need to minimize the carbon footprint of the power generation industry have prompted wide-spread legislation throughout the globe based on broad goals outlined in the Kyoto Protocol, an international agreement calling for the reduction of greenhouse gases. The outcome of this treaty has been a large number of country- and local-level mandates and subsidies aimed at encouraging the emerging market for renewable forms of energy for electricity production. For example, certain European countries, such as Germany, Spain, Italy, and Greece, have adopted Feed in Tariffs ("FIT") whereby the government will pay approximately $0.40/ kWh over a 20-year time period for energy fed back into the utility grid.

        This convergence of energy needs and environmental concerns has resulted in significant growth in the markets for solar, or photovoltaic (PV), and wind energy. These renewable energy technologies have the further advantages of low carbon footprint and distributed architectures, which allow small, scalable investments by both users and generators. As solar and wind energy have gained scale, they have become more economically viable and are attracting worldwide investment in R&D and manufacturing. While renewable energy sources still meet only a small percentage of total global energy demand, solar and wind capacity are growing rapidly. Industry sources estimate that in 2007, 2.8 GW of solar capacity came on line, an increase of approximately 62% over 2006. In 2008, it is estimated that over 27 GW of wind capacity came on line, representing approximately 36% growth over 2007. Growth has been particularly strong in Europe, where the European Union's ("EU") goal to increase the share of renewable energy as a percent of total energy delivery to 6.5% in 2007 and 20% in 2010 is driving the market. Despite continued dependence on government subsidies and the current credit-constrained environment, solar and wind energy are expected to continue to experience strong growth based on commitments by governments to support renewable energy sources and the continued decline of production costs for solar and wind systems, making them increasingly competitive with traditional energy sources.

        Currently, legislation supports grid-tie rooftop systems installed by energy commercial and residential users and centralized PV generation by independent power providers and utilities. Roof-top systems generate all or some of the energy needed by the user and sell back excess power to the grid particularly during peak generating times. Because solar energy still costs more per watt than grid-supplied electricity, the industry is very reliant on these various subsidies. PV technology is expected to reach grid parity within the next five to seven years, and if prices decline enough to make solar energy competitive with traditional energy sources, the market size would increase further, as solar would become more widely adopted by utilities. Wind energy is already at grid parity in certain locations, in that the cost of generating power from wind turbines equals the price of conventional power.

        Solar and wind-powered electricity generation systems require inverters to convert electricity to feed it back to the grid. In 2008, the market for solar and wind inverters was estimated at $2.8 billion, comprised of $1.3 billion for solar inverters and $1.5 billion for wind inverters . Inverters represent approximately 5%-7% of the cost to install a wind or solar system and are sold via indirect channels, such as systems integrators and OEMS, or directly to the end user.

        There are three primary markets for grid-tie PV inverters: commercial, residential, and small business. Commercial includes central systems for large power providers such as utilities. PV inverters are generally classed as string and central and by size within these segments. String inverters process power from solar power strings, and central inverters receive power from an array of panels. String inverters are used in residential and small business installations. Central inverters are used in larger commercial applications. String and central inverters both utilize technologies that are optimized for the type of solar panels being used, crystalline or thin-film.

        Increasing Demand for High Conversion Efficiencies.    Recent efforts in the EU, the United States and China to reduce energy consumption is expected to increase the demand for digital power. The use of digital control techniques can contribute to improved conversion efficiencies of AC/DC and board mounted DC/DC power supplies across a wide range of conditions. In addition, groups such as the Climate Savers, consisting of a consortium of companies including Google and Intel and other eco-conscious consumers, businesses and conservation organizations, are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer's power delivery and reduce the energy consumed when the computer is in an inactive state. The Climate Savers Initiative program has mobilized companies to cut carbon dioxide emissions and to commit to purchasing and producing products that meet power-efficiency targets. Our AC/DC Front-end power supplies have met the target efficiency set forth by the Climate Savers Gold standard within the single-output category, which is the highest level of requirements set forth requiring a 90% minimum efficiency rating at 50% of rated output. Our broad product portfolio of board mounted DC/DC products meet high efficiency requirements as well.

        Increasing Demand for High-Density Power.    End-user equipment is decreasing in size while processing more data and delivering more functionality. Circuit boards continue to shrink even as they become more complex, creating the need for high-density and more intelligent AC/DC and DC/DC power supplies. As the number of elements increases on circuit boards to provide more functionality, the available space for power supplies is increasingly limited. Data center operators are demanding higher through-put per square foot, necessitating high-density, compact footprint designs for front-end power modules. High-density technology and distributed architectures have emerged to meet these increasingly rigorous demands. Intelligent designs improve loading on AC/DC converters and allow DC/DC converters to serve multiple electronic elements on a single circuit board. These requirements are driving OEMs to outsource the design of their power supplies to merchant suppliers with strong engineering capabilities, leading-edge technology, and proven reliability.

        Increasing Demand for High Reliability Power.    The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause equipment to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. As a result, modern communications network operators demand significantly more reliable power than that provided by the electric utility grid. We believe this demand will increase as wireless communications, broadband applications and other new technologies become more pervasive in society and as society becomes more dependent on their reliability.

        Proliferation of Distributed Power Architecture and Intermediate Bus Architecture, as well as the Trend Toward Power Management Rather than Simple Power Conversion.    Traditional power supply architecture uses a single power supply and then distributes power through a cable of wires to various individual components and subsystems dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment to reduce "hot spots" in the system. At the same time, newer-generation communications technologies utilize semiconductors that require lower voltages than previous-generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals because as power increases and voltage decreases, the current level increases requiring a thicker cable, often at an unacceptable size. Distributed Power Architecture ("DPA") and Intermediate Bus Architecture ("IBA") use a front-end power supply as well as DC/DC converters to distribute the precise amount of power to the individual devices with the system, thereby minimizing the risk of failure to the system and permitting reconfigurations and upgrades to the individual parts of the system. IBA uses a single brick converter combined with multiple DC/DC Point-of-Load (POL) converters to distribute the power to the system's local devices using a reduced voltage. We created our maXyz® product line, including the Z-One® digital power management architecture, as an efficient silicon-based solutions for next generation DC/DC power management products, specifically for the IBA.

Our Strategy: Powering the High Technology, Communications, and Renewable Energy Markets

        Our primary objective is to become one of the worldwide leaders in power conversion and power management equipment for the global communications, high technology, and renewable energy equipment markets. To achieve this objective, we plan to do the following:

        Expand Product Lines, Including DPA/IBA Products and Renewable Energy Inverters.    We provide one of the most comprehensive lines of power conversion and power management products, including DPA/IBA and renewable energy products. Our products are increasingly being designed into infrastructure equipment. We believe that we have good relationships with our customers, including leading infrastructure equipment manufacturers, and through these relationships we can work with our customers to understand their changing product needs and to proactively develop leading technology products that meet those needs We will continue our extensive research and development program to improve product performance and to expand the breadth of our product offerings. Our Z-One digital power management products, bricks, and POLs play key roles in this strategy. In the area of Renewable Energy inverters, we led the field with our efficiency ratings from the California Electric Commission in 2007 and 2008, providing a faster return on investment to the end user.

        Continue to Invest in Renewable Energy.    In 2007, we entered the commercial solar market with a series of inverter products that range in power from 2kW to 300kW. The solar market is a fast-growing market with significant opportunities, especially in Europe. Inverters are a critical component of these "green" power systems for which the Company currently has products available ranging from 2kW to 300kW support applications that are used in installations from residential rooftops to commercial solar farms. Our products are able to harvest high levels of energy using single and multiple PV arrays, high-speed maximum power point tracking, or MPPT, and effective turbine match characteristics. Our products also provide short downtimes due to the ease of installation, maintenance and advanced monitoring devices.

        During 2008, we began to develop wind inverter products for use in residential, commercial medium power applications, and mega turbine farms. These inverters range in power from 5kW in residential applications to 2.5MW used in large turbine farms, and are expected to improve efficiency while reducing capital cost. During 2008, we had our first design win for our 2.5MW inverter designed for wind turbines. Prototypes of these wind products are expected to be introduced during 2009, with production anticipated for 2010. We are investing in expanding our worldwide sales and service infrastructure, focused primarily in Europe, but also in the United States and Asia, where we believe there is substantial opportunity. In addition, we are developing leading-edge products for future solar and wind technologies.

        We continue to expand our RE product line to match global requirements for indoor and outdoor (NEMA3R) applications and we continue to invest in design and test capabilities to guarantee long term reliability of our products.

        License our digital power management technology.    We have begun to license our Z-One digital power management technology, for which we have over 50 patents and over 500 claims, to companies in the semiconductor industry. The typical terms of these non-exclusive licenses include an upfront fee plus royalties through the year 2022. During 2008, we reached a final licensing agreement with Linear Technology Corporation and are currently negotiating terms and conditions with two additional potential licensors. We expect additional companies to license our digital power technology patents during 2009.

        Continue to Cross-Sell Products on a Global Basis.    We expanded the geographic reach of our business into Europe and Asia through internal efforts and through a series of strategic acquisitions from 1998 through 2006. We believe we have substantial opportunities to cross market products between regions and to also market additional product lines and families of products to our existing customers.

        Continue to Invest in Strategic Businesses and Technologies.    We plan to selectively invest in businesses and technologies that can extend our geographic reach, increase the breadth of our product line, enhance the performance of our products, lower our manufacturing costs and expand our customer base in the communications infrastructure equipment market. We also believe the fragmentation of the power conversion and power management product industry presents opportunities for further consolidation. In addition, we are investing aggressively in research and development initiatives to create next-generation power conversion and power management products and we continue to invest in advanced technologies to design higher power density conversion devices, higher efficiency power converters for both AC/DC front end and DC/DC board mounted power. We continue to earmark a significant portion of our overall research and development budget for technology development. Our main focus in the power conversion business is high efficiency and high power.

Our Products

        We design, develop, manufacture and market power conversion and power management products. All of our products are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Power conversion products generally convert one voltage into another voltage (AC-to-DC and DC-to-AC) or modify the voltage being delivered (or DC-to-DC), while power management products generally manage multiple voltages and provide other functionality.

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

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are routine. While we experience price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may continue to negatively impact gross margins and result in inventory write-offs. Price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

        Our products can be classified into the following main groups: AC/DC power supplies, DC/DC converters, DC power systems, renewable energy inverters, and a category of other products, including smart motor control. Our Z-One silicon board power management products fall into the DC/DC converter category. These categories can be distinguished based on their location within a system, and on their size and function.

AC/DC power supplies:

  •
  convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage;

  •
  are typically embedded within the equipment that they are powering;

  •
  may be standard, modified-standard or custom designed;

  •
  are used primarily in networking systems, large scale data processors and industrial equipment; and

  •
  current trend includes increasing product efficiency (>90%) and power densities (>20w/cu3).

DC/DC converters ("Bricks") and POL converters:

  •
  modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment;

  •
  include high-density and low-density "brick" converters that are embedded within the equipment that they are powering and are generally mounted directly on a printed circuit board within the equipment;

  •
  include Point-of-Load ("POL") converters that power devices within an Intermediate Bus Architecture as well as in other applications. Our Z-One® digital power management products fall into the DC/DC converter category and are the cornerstone of DPA and IBA technology;

  •
  are used by our customers primarily to power communications infrastructure equipment, although their usage is expanding to other markets including server and storage; and

  •
  includes a broad product portfolio for Bricks, POL's and Bus converters.

DC power systems:

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

Renewable Energy (RE), also called Alternative Energy products:

  •
  convert solar (photovoltaic or "PV") or wind energy into useable grid connected power;

  •
  power range: 2 kw to 300 kw; and

  •
  are used in residential and commercial solar panels and wind turbine farms.

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

Acquisitions and Restructuring

        The Power Electronics Group of Magnetek, Inc. (the "acquisition" or "acquired business") acquired by Power-One in late 2006 is now integrated into our businesses. We have assimilated sales and marketing into the appropriate sectors and some products designed by the acquired business are manufactured in traditional Power-One facilities and vice versa. The engineering team in Italy is focused on developing renewable energy products and custom AC-DC solutions. We expect that revenue from Renewable Energy products will grow to be approximately 20% of our consolidated revenue over the next few years.

        During 2007, we entered into a restructuring plan to reduce our fixed spending by approximately $20 million annually by significantly downsizing the Company's operations in North America. Certain functions were moved to other existing Power-One facilities in low-cost locations, and we reduced operations and overhead in other locations. We realized the savings by the end of the first fiscal quarter of 2008.

        During the first fiscal quarter of 2009, we announced a plan to further reduce costs in response to demand uncertainty associated with the global economic slowdown. As a result, we expect to reduce our global headcount by approximately 1,000, or 22% of our workforce, and expect to incur restructuring charges of approximately $1.3 million during 2009. We anticipate savings from these reductions to be achieved during the second quarter of 2009 and will reduce our ongoing expenses by approximately $4 million annually.

Customers

        We sell our power conversion and power management products to a diversified group of hundreds of equipment manufacturers, including contract manufacturers. Cisco Systems and its contract manufacturers accounted for less than 10% of our sales in 2008 and 2007, and 12.2% of our sales in 2006. No other customer accounted for more than 10% of our sales during these periods.

        Our top 10 customers accounted for approximately 39% of net sales in 2008, 43% of net sales in 2007, and 36% of net sales in 2006. Our "Other" market segment category includes Smart Motor Control markets. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Network Telecom Equipment	46%	37%	56%
Instrumentation and Industrial	18%	23%	27%
Computer and Office Equipment	13%	25%	10%
Renewable Energy	12%	3%	—
Other	11%	12%	7%

Total	100%	100%	100%

        Our customers are located throughout the world, and the following table summarizes our revenues in different geographic locations for our two product lines (in millions):

	Years Ended
	December 28, 2008			December 30, 2007			December 31, 2006
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)
North America(b)	$139.9	$13.3	$153.2	$152.2	$10.9	$163.1	$109.0	$12.7	$121.7
Italy	21.0	46.6	67.6	57.7	0.2	57.9	15.4	—	15.4
Other European countries	95.7	90.6	186.3	78.1	76.7	154.8	59.1	54.2	113.3
Asian countries	83.7	28.5	112.2	91.7	21.3	113.0	58.9	14.0	72.9
Other	9.8	8.4	18.2	9.1	13.7	22.8	4.6	10.1	14.7

Total	$350.1	$187.4	$537.5	$388.8	$122.8	$511.6	$247.0	$91.0	$338.0

  (a)
  Revenues are attributable to countries based on location of customer. Other Middle East countries have been reclassified out of Asian countries and into the Other category.

  (b)
  Included in revenue attributable to North America are sales to United States of $137.0 million, $157.0 million, and $110.3 million for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

Long-lived Assets

        The following is a summary of our long-lived assets by geographical locations, in millions:

	December 28, 2008	December 30, 2007
Long-Lived Assets:
United States	$39.1	$44.1
Italy	52.5	57.2
Switzerland	17.0	16.8
Dominican Republic	8.5	10.0
China	9.1	7.4
Slovakia	6.8	6.6
Other	1.7	3.5

Total	$134.7	$145.6

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

        Our direct sales force is typically oriented towards customers that have the potential to purchase large volumes of our products, generally several million dollars or more annually. Our direct sales force works closely with existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers' expected applications. We anticipate that our direct sales to strategic accounts will grow as we increasingly focus on sales to these customers.

Research, Development and Engineering

        We have spent and expect to continue spending significant capital on research and development efforts related to power conversion technology. We spent approximately $23.7 million on research and development ("R&D") in 2008, approximately $27.2 million in 2007, and approximately $21.7 million in 2006. We have established engineering and design centers in areas that are strategically located for servicing our customers and where we have strong access to technical talent. Our engineering and design centers in the United States are located in Camarillo and Carlsbad, California. We also operate engineering and design centers in Uster, Switzerland; Dubnica, Slovakia; Tuscany, Italy; and Shenzhen, China. During the first quarter of 2009, we closed our engineering and design center in Santo Domingo, Dominican Republic. Additionally, we have engineering staff on site in each of our manufacturing facilities as well as engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at a low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly improved our product development processes and increased production capacity and it has also improved our product quality. We also have outsourcing arrangements with contract manufacturers in Asia.

        Product quality and responsiveness to our customers' needs are critical to our ability to compete successfully and we emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and /or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box tests and pre-ship audits on randomly selected units before delivery. We insist on the same levels of quality from our contract manufacturers. As a result, we have incurred and may continue to incur additional costs related to quality assurance.

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

        We occasionally use components or other materials that we can only obtain from a single source. We may seek to establish long-term relationships with such suppliers and we have volume purchase agreements with certain suppliers of key items. This practice enables us to maintain a more constant source of required supplies and produce cost savings through volume purchase discounts.

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery and up to 60 days prior to delivery without penalty. In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a portion of our business is engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times can be longer and orders may be booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the year ended December 28, 2008. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

Competition

        The power conversion and power management industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they manufacture or sell. We believe that the principal bases of competition in our targeted markets are breadth of product line, stability and reputation of the provider and cost. Our main competition includes companies located throughout the world, including Emerson Electric, Delta Electronics, and Eltek.

        In the renewable energy market, we compete with a number of companies, several of which are larger than Power-One, and have broader product portfolios and well-established distribution channels. Our competitors include SMA, Fronius, Xantrex (a division of Schneider Electric), Kaco, and Solarmax. We compete on the basis of quality, reliability, technology, service, brand recognition, and on-time delivery. We believe that technological performance is the most important characteristic in gaining brand recognition and increasing market share and is the primary reason behind the significant growth in our revenue from the renewable energy market.

        We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are:

        Broad Product Line.    We offer a broad range of products ranging in power from one watt to a half-megawatt. Our smaller products are no larger than a fingernail, while our larger DC power systems and renewable energy inverters fill an entire cabinet. With millions of potential current and voltage configurations, our diverse product line offers our customers a one stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network.

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

        Our design centers are equipped to deliver innovative designs for power conversion and renewable energy markets. In addition to excellent engineering resources, we equipped our design laboratories with design and simulation software, advanced test equipment and product certification capabilities. Design activities are governed by marketing defined product roadmaps and custom requirements. To satisfy technological advances we collaborate with leading universities. Our main technology focus is; advanced circuit topologies, digital controls, innovative packaging and thermal management technologies, as well as cost competitive designs. Our products achieved the following performance differentiating features:

  •
  Power Conversion (AC/DC Board Mounted Power):

  •
  High power densities

  •
  High efficiencies

  •
  Digital controls

  •
  Cost competitive products

  •
  Renewable Energy

  •
  High energy harvesting

  •
  High power conversion efficiencies

  •
  Proven reliability and availability

  •
  Cost competitive products

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

        Changing Customer Needs.    Manufacturers and service providers are facing greater competition to accelerate the time-to-market for their new products and are increasingly expected to produce newer generations of products in a shorter period of time. As a result, many customers, especially smaller customers, are likely to purchase from suppliers who can offer a broad range of standardized power conversion products. Although larger customers also need standard products, for extremely high volume they may opt for custom products that tend to be lower cost. Manufacturers of communications infrastructure and other high technology equipment also focus more on their core competencies and therefore increasingly outsource the manufacture of power conversion and power management products to more efficient suppliers. Consequently, these customers are following a trend toward sourcing from a limited number of suppliers who can meet all of these needs, i.e., both standard and custom products.

Intellectual Property Matters

        We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 112 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 12 U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant.

Employees

        At December 28, 2008, we employed 4,541 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	3,390
Engineering	472
General and administrative	337
Sales and marketing	179
Quality assurance	163

Total	4,541

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Richard J. Thompson	59	President and Chief Executive Officer
Linda C. Heller	45	Senior Vice President—Finance, Treasurer and Chief Financial Officer
Alexander Levran	58	Senior Vice President, Research and Development, and Chief Technology Officer
Neil Dial	57	Senior Vice President, Operations
Tina D. McKnight	51	Secretary and General Counsel

(1)
As of March 13, 2009

        Richard J. Thompson.    Mr. Thompson joined us as our Chief Executive Officer in February 2008. Before joining us, Mr. Thompson served as a member of the Company's Board of Directors since August 2007. Mr. Thompson serves on the Board of Directors, but he resigned as a member of the audit committee of the Board of Directors effective upon his becoming an employee of the Company. Mr. Thompson served as Senior Vice President, Finance and Chief Financial Officer of American Power Conversion Corporation (acquired by Schneider Electric in February 2007). Prior to joining American Power Conversion Corporation, Mr. Thompson served as Chief Financial Officer, Secretary and Treasurer of Artesyn Technologies for fifteen years. Mr. Thompson earned his BBA from Lamar University in Beaumont, Texas.

        Linda C. Heller.    Ms. Heller joined Power-One in July 2008 as our Senior Vice President, Finance, Treasurer and Chief Financial Officer. Before joining us, Ms. Heller was most recently Vice President, Investor Relations at Applied Materials Inc. from March 2008 to July 2008. Before joining Applied Materials, she was Vice President, Finance, at Amgen from April 2004 to February 2008, where her last position was heading global operations finance. Before joining Amgen, Ms. Heller held positions at Johnson & Johnson, Pharmacia, Silicon Graphics, and Salomon Brothers serving in finance, investor relations, marketing, and M&A roles. Ms. Heller holds an M.S. in Management from the M.I.T Sloan School of Management and a B.A. Economics from Rice University.

        Alexander Levran.    Dr. Levran joined Power-One, Inc. in January 2007 as Chief Technology Officer. Dr. Levran previously served as Executive Vice President and Chief Technology Officer of Magnetek, Inc. from July 1993 to December 2006. Dr. Levran received his B.S.E.E., and M.S.E.E. from Technion-Israel Institute of Technology, Haifa, Israel. He received his Ph.D. in Electrical Engineering from Polytechnic Institute of NY. Dr. Levran is a Director of the Power Sources Manufacturers Association, and is active in other industry associations and standards bodies. Dr. Levran holds a number of U.S. and foreign patents in the field of power conversion and electronics.

        Neil Dial.    Neil Dial joined Power-One in October 2008 as our Senior Vice President, Operations. Prior to joining the Company, Mr. Dial served as Vice President, North American Operations, at Plexus Corporation, an electronic manufacturing service provider, from September 2002 to September 2008. Mr. Dial has also held senior management positions at Dell Computer, Adflex Solutions, Motorola, and Texas Instruments. Mr. Dial graduated from the University of Northern Iowa with a BA in Business Administration and from the University of Northern Colorado with a Masters in Management.

        Tina D. McKnight.    Ms. McKnight joined Power-One in December 2008 as Secretary and General Counsel. Before joining Power-One, Ms. McKnight served as Senior Vice President and General Counsel of BCBG Max Azria Group, an international retailer from December 2007 to November 2008.

Prior to that she served as General Counsel and Secretary to Magnetek, Inc., a global power supplies and renewable energy business, from September 2000 to December 2007. Ms. McKnight has also held in-house legal positions with Natrol, Inc. and Great Western Financial Corporation and was an attorney in the Los Angeles office of Brobeck, Phleger and Harrison after graduating from law school. Ms. McKnight earned her J.D. from the University of Southern California's Gould School of Law and her B.A. from the University of California, Los Angeles.

        Our officers serve at the discretion of the Board.

ITEM 1A—RISK FACTORS

        Our future results of operations are subject to risks and uncertainties over which we have no control and which could cause our actual results to differ materially from our expectations. We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes. The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations. We believe that the most significant potential risk factors that could adversely impact us are the following:

We have a history of operating losses and our future profitability is uncertain; this may have a harmful effect on our business and the value of our common stock.

        We have incurred losses for the last seven fiscal years. For the years ended December 28, 2008, December 30, 2007 and December 31, 2006, we reported net losses of $17.5 million, $36.4 million and $14.6 million, respectively. As of December 28, 2008, we had an accumulated deficit of $473.8 million. In order to effectively compete in the market place, we invested significant capital to broaden our product base, including through the 2006 acquisition of the Power Electronics Group of Magnetek Inc., as well as in various research and development efforts and we expect to continue investing in our business. In addition, we have incurred charges and expenses related to various restructuring efforts, including pre-tax restructuring charges of $3.1 million and $1.2 million in asset impairment costs relating to restructuring activities which were recorded during the year ended December 30, 2007, and the costs of transferring production to lower cost facilities, as well as charges related to impairment of assets at facilities affected by our restructure. We anticipate that we will incur approximately $1.3 million in restructuring charges during 2009 related to reduction of the Company's global headcount by approximately 1,000, or 22% of the workforce. Future expenses related to restructuring may be incurred, which may impact our ability to achieve profitability. The current economic environment, together with continuing investments in our business and ongoing restructuring activities may increase the time it takes to reach profitability. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and capital expenditures, and may require additional funding in the future.

        We had positive cash flow from operations of $2.6 million for the year ended December 30, 2007, but we had negative cash flow from operations of $22.3 million and $25.9 million, for the years ended December 28, 2008 and December 31, 2006, respectively. At December 28, 2008, the principal amount of our outstanding long-term debt was $70.9 million, approximately $0.5 million of which becomes due in 2009. In addition, we expect to increase our operating expenses and capital expenditures over the next several years as we expand our research and development efforts to develop new technology, invest in manufacturing equipment and process improvements, and make additions and upgrades to our facilities and information technology infrastructure. Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt or other expenses, we may be required to refinance the debt, or obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. Without such financing, our ability to operate our business, and the scope of strategic alternatives and initiatives available to us, would be adversely impacted.

The recent disruptions in the financial markets may limit our access to additional financing.

        As widely reported, global financial markets experienced extreme disruptions in recent months, including, among other things, intense volatility in security prices, failure of a number of large financial services companies, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.

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

        In addition the current credit crisis may have a worldwide impact on solar and wind projects as these markets are heavily dependent on continued financing. A slowdown in such projects will negatively impact demand for our renewable energy products.

Covenants in our debt instruments may adversely affect us.

        Our bank credit and other debt agreements contain financial and other covenants.

        At December 28, 2008, under the indenture for the Senior Secured Convertible Notes, we were required to comply with financial covenants that limit our total debt to $115 million, require the Company's cash and cash equivalents to exceed $20 million, and require the Company's tangible net worth to exceed $90 million. Upon the first anniversary of the issuance of the Notes (beginning June 17, 2009), we will be required to comply with quarterly financial covenants that limit our total debt not to exceed the greater of $125 million or three times EBITDA, require the Company's cash and cash equivalents to exceed $25 million, and require the Company's tangible net worth to exceed $100 million. Our outstanding debt agreements contain customary covenants including limits on incurrence of liens, sale and lease-back transactions, and our ability to consolidate, merge, and sell assets.

        As December 28, 2008, we also had financial covenants under a $5.7 million overseas secured credit facility, under which we were in default as a result of not complying with a maximum percentage of debt to equity covenant. We have been in default of this covenant since we acquired the Power Electronics Group of Magnetek, Inc. in October 2006, and there can be no assurances that we will not be in default in the future. The lenders have not taken action in respect of the default, but there can be no assurance that they will not do so in the future.

        A breach of any of these covenants could result in a default under our credit and other debt agreements. Upon the occurrence of certain defaults under any of the agreements, the lenders could elect to declare all amounts outstanding there under to be immediately due and payable. If the lenders accelerate the repayment of borrowings, there is no assurance that we will have sufficient assets to repay our credit facilities and long-term debt. Any future debt that we incur may contain covenants that are restrictive to our financial flexibility or operations.

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

        We have experienced problems in the coordination and execution of our manufacturing operations, as well as our management of our supply chain, resulting in an inability to deliver certain product on time. We have experienced difficulties in aligning demand forecast with factory loading, materials procurement, and manpower utilization, such that certain delivery commitments have been missed, delayed, or rescheduled. While we have initiated actions that we believe will result in the elimination of such problems, the initiatives may take longer than anticipated to achieve expected results, and the operational and supply chain problems may continue for longer than projected, or may recur in the future.

A prolonged economic slowdown or a lengthy or severe recession could hurt our operations, particularly if it results in a decline in profitability in the communications infrastructure and server/storage industries.

        The risks associated with our business are more acute during economic slowdown or recession. During recent months, there has been substantial volatility in oil and gas prices due at least in part to the deteriorating global economic environment. In addition to other consequences, these periods may be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or additional downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession could have a material adverse effect on our results of operations, financial condition and business prospects.

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

        In addition, we may transfer production between our facilities or our contract manufacturers. During the periods in which production is being transferred, we may be required to maintain inventory at both locations to ensure a seamless transition between factories.

        We may choose to mitigate these risks by purchasing and maintaining higher inventory levels in order to better meet our customers' needs during these periods of growth, high demand, and production transfers. However, increased inventory levels could lead to increases in excess and obsolete inventory if these periods of high demand do not materialize or if there are unexpected changes to our product mix or our forecasts are otherwise inaccurate. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written-off, and this in turn could reduce our profitability.

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

        During 2003, we began developing next-generation DC/DC products, and launched our first major digital power management products during 2004. Many of these new products are based on silicon technology, which may expose us to new and unfamiliar competitors. We also have limited experience in the semiconductor industry. While we believe that our technology is ahead of our competitors, and is protected by adequate intellectual property rights, some of our traditional competitors formed a consortium with other power supply and semiconductor technology companies to address the same market that we were seeking to address. This consortium has created doubt about our technology and products in the marketplace. In addition, although we have licensed our technology to other companies in order to address customers' second source concerns, there can be no assurance that sufficient quantities of our products will be available. The market has yet to fully accept our technology and adoption rates have been and may continue to be slower than expected. Our inability to properly assess developments in the communications infrastructure industry or to anticipate the needs of our customers could cause us to lose some or all of these customers, prevent us from obtaining new customers, or cause us to record substantial write-offs.

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

        We do not obtain long-term purchase orders or commitments from our customers, and therefore customers may generally cancel, reduce or postpone orders without penalty, outside of a 60 day delivery window. Cancellations, reductions and delays in orders could reduce our net sales and profitability. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand and partially on customer orders. However, we are limited in our ability to reduce expenses quickly if for any reason net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

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

        Historically, a few customers accounted for a material portion of our net sales each year. Cisco Systems and its contract manufacturers represented less than ten percent of our net sales in 2008 an 2007 and approximately 12% of our net sales in 2006. For 2008, 2007 and 2006, our top five original equipment manufacturers customers accounted for approximately 24%, 28% and 27% of our net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failures, or if our product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

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

        During 2005 we initiated legal proceedings against a company that we accused of having products that infringed on some of our patents in the area of digital power management. In 2007 a company challenged the validity of some of our patents in the area of digital power management and another company claimed that we infringed certain of their patents in the area of board mounted power technology. See Item 3. Legal Proceedings for a description of the Artesyn Technologies, Astec America and SynQor legal proceedings. Although the jury returned a verdict in favor of the Company in the 2005 proceedings, that decision is being appealed. There can be no assurance that the judicial system will uphold our patents on appeal or in other lawsuits or that it will provide us with the full remedies and relief we seek. We may incur significant costs in proceedings to protect or defend our technology though the judicial system, which costs may not be recouped through damages awards, settlements, royalties or other payments.

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

        During the fiscal year that ended on December 28, 2008, we appointed a new Chief Executive Officer, Chief Financial Officer, Senior Vice President of Operations and General Counsel and it may take time for the new management team to work together effectively to successfully develop and implement our business strategies. Even if we are successful, turnover in key management positions could temporarily harm our financial performance and results of operations until the new members of the management team become sufficiently familiar with our business. In addition, if we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide, and we believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and we cannot assure you that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

Much of our business is subject to risks associated with operations in foreign countries.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations are located outside of the United States. For example, manufacturing is performed in our own facilities in the Dominican Republic, China, Italy and Slovakia, and at contract manufacturers in Asia. We expect to continue to build, acquire or move operations to lower cost locations, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business or in which we have customers, suppliers, or contract manufacturers could:

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

        The stock market in general and the market for stocks of power conversion and power management companies in particular have experienced price and volume fluctuations, often unrelated to the operating performance of the affected companies. We believe that such volatility contributes to the decline in the trading price of common stock and that such volatility may negatively impact our stock price. Trading volumes of our common stock can increase dramatically, resulting in a volatile trading price for our common stock. In addition, the trading price of our common stock could decline significantly as a result of sales of substantial number of shares of our common stock, or the perception that significant sales could occur.

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

Pending or future litigation could have a material adverse effect on our operating results and financial condition.

        We are involved, from time to time, in litigation incidental to our business, including, but not limited to litigation related to product liability, patent infringement, contracts, employment and labor issues. Such litigation could result in substantial costs and could divert management's attention and resources which could harm our business. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. In cases where we record a liability, the amount of our estimates could be wrong. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	65,000	114	Administration, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	192,000	1,606	Administration, Manufacturing and Assembly, Warehousing, R&D
Dubnica Nad Vahom, Slovakia	245,000	841	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Valdarno, Italy	170,000	516	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales
Baoan, China	245,000	1,077	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

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

ITEM 3—LEGAL PROCEEDINGS

        The Company is involved in certain claims and legal proceedings that have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings involving the Company will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the appeal on reasonable terms allowing Artesyn to take a license to practice the infringed patent. The parties mutually agreed to a 30 day extension of time for Artesyn to file its appellate brief pending further discussions regarding potential licensing opportunities. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27,

2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings in this action have been stayed pending resolution of the appeal in the Artesyn matter.

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the discovery stage and trial has been set for December 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss Mr. Canova's claim for monetary damages arising from his unfair dismissal on technical grounds. A further hearing on this case is scheduled for April 24, 2009.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 28, 2008.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the NASDAQ Global Market and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended
	December 28, 2008		December 30, 2007
	High	Low	High	Low
First Quarter	3.99	2.13	7.77	5.30
Second Quarter	3.70	1.81	5.64	3.44
Third Quarter	2.29	1.65	5.30	3.55
Fourth Quarter	1.45	0.90	5.86	3.64

        As of February 23, 2009, there were 12,206 holders of record of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Under The Bank of New York Trust Company, N.A. Indenture Agreement governing our 8% senior secured convertible notes, we are prohibited from paying any dividends without prior approval by The Bank of New York Trust Company, N.A, as trustee.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained under the caption "Equity Compensation Plan Information as of December 31, 2008" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2008, to be held on May 19, 2009, and such information is incorporated herein by reference.

Performance Graph

        The following performance graph compares the yearly percentage change in the Company's cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. ("RDG") Technology Composite Index for each period from December 31, 2003 through December 31, 2008. The comparison is based on the investment of $100 in each stock or index on December 31, 2003 and includes the reinvestment of dividends. The total return on the common stock is measured by dividing the difference between the common stock or index price at the end and the beginning of the measurement period by the common stock or index price at the beginning of the measurement period.

        The Company believes that the peer-group of indices selected for inclusion in the graph is representative for comparison purposes. The Russell 3000 Index is a major index that is used by third party corporate governance raters for evaluating the Company's corporate governance performance. The RDG Index contains companies that are closely aligned with the product markets and industries most comparable to the Company's products and target markets.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$100 invested on 12/31/03 in stock or index-including reinvestment of dividends.
Fiscal year ended December 31,

Year Ended December 31,	2003	2004	2005	2006	2007	2008
Power-One, Inc.	100.00	82.36	55.59	67.22	36.84	10.99
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
RDG Technology Composite	100.00	104.00	106.32	115.98	132.44	75.01

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 28, 2008, December 30, 2007, December 31, 2006, January 1, 2006, and January 2, 2005. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	December 28, 2008(5)	December 30, 2007(4)	December 31, 2006(3)	January 1, 2006(2)	January 2, 2005(1)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$537.5	$511.6	$338.0	$261.6	$280.3
Cost of goods sold	426.9	406.5	245.4	184.9	182.4

Gross profit	110.6	105.1	92.6	76.7	97.9
Selling, general and administrative expense	75.1	76.0	63.9	58.6	67.8
Engineering and quality assurance expense	45.5	48.9	38.6	36.9	42.2
Amortization of intangible assets	2.4	4.4	4.0	3.9	3.9
Restructuring charge	—	3.1	0.4	11.1	1.1
Asset impairment	—	1.2	—	5.1	2.0

Total expenses	123.0	133.6	106.9	115.6	117.0

Loss from operations	(12.4)	(28.5)	(14.3)	(38.9)	(19.1)
Interest income	0.7	1.2	2.1	2.3	1.8
Interest expense	(10.0)	(7.9)	(1.4)	(0.2)	(0.6)
Gain on extinguishment of debt	3.9	—	—	—	—
Other income (expense), net	(2.6)	1.2	(1.7)	0.3	(0.2)

Loss before provision (benefit) for income taxes	(20.4)	(34.0)	(15.3)	(36.5)	(18.1)
Provision (benefit) for income taxes	(0.2)	2.4	(0.7)	1.8	3.1

Loss before equity in earnings of joint venture	(20.2)	(36.4)	(14.6)	(38.3)	(21.2)
Equity in earnings of joint venture, net of tax	2.7	—	—	—	—

Net loss	$(17.5)	$(36.4)	$(14.6)	$(38.3)	$(21.2)

Basic and diluted loss per common share	$(0.20)	$(0.42)	$(0.17)	$(0.45)	$(0.25)
Basic and diluted weighted average shares outstanding	87.6	87.1	86.1	85.0	83.8
SELECTED OPERATING DATA:
Gross profit margin	20.6%	20.5%	27.4%	29.3%	34.9%
Depreciation and amortization	$18.9	$20.6	$15.0	$14.9	$16.4
Capital expenditures	8.8	8.4	5.6	6.2	7.3
Backlog(6)	81.9	83.4	98.9	34.7	38.0
Cash flows provided by (used in):
Operating activities	$(22.3)	$2.6	$(25.9)	$(5.3)	$(0.8)
Investing activities	(1.2)	(1.7)	(33.6)	6.9	(57.5)
Financing activities	22.8	(8.4)	53.8	2.5	(8.0)
BALANCE SHEET DATA:
Working capital	$128.6	$121.8	$144.2	$102.9	$116.7
Total assets	429.0	431.6	449.3	285.7	327.1
Total long-term debt(7)	70.9	52.9	54.3	—	—
Total debt(8)	97.8	74.7	80.6	—	—
Total stockholders' equity	184.2	199.4	223.2	224.5	270.0

(1)
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

(3)
On October 23, 2006, we acquired the Power Electronics Group of Magnetek Inc. The purchase price was approximately $69.4 million, of which $50.0 million was borrowed, and $19.4 million was paid in cash including $3.3 million of direct acquisition costs, plus the assumption of approximately $27.8 million in debt.

(4)
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

(5)
During the year ended December 28, 2008, we recorded a cash dividend of $1.2 million from the joint venture located in China, representing a return on investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $1.1 million related to our share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statements of operations. We also realized a net gain of $3.9 million during the fourth quarter from the repurchase and retirement of $10 million of outstanding convertible debt for $5.5 million, which is included in "other income (expense), net".

(6)
Consists of purchase orders having delivery dates scheduled within the following six months, and does not include "turns" business that is ordered, produced, and shipped all within the same reporting period.

(7)
Includes current and long-term portions of long-term debt and capital leases.

(8)
Includes items in footnote (7) above and short-term debt.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        These forward- looking statements reflect our current views with respect to future events. They reflect our expectations, beliefs, projections and assumptions, are made in good faith and we believe there is a reasonable basis for them; however, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in the forward-looking statements set forth below. Forward-looking statements are inherently subject to risks and uncertainties that in many cases are beyond our control and cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our particular markets, currency exchange rates, the risk that current economic conditions will negatively impact our ability to satisfy the covenants of our lending agreements, international sales operations, our level of dependence on major customers, increased material costs, risks and costs associated with integrating our acquired businesses, litigation and the risks and that the risks and costs of doing business will exceed our present estimates. A discussion of these and other specific risks is included in Item 1A under the heading "Risk Factors". Forward looking statements contained in this Annual Report on Form 10-K speak only as of the date of this report or in the case of any document incorporated by reference, the date of that document. Except for our ongoing obligation to disclose material information as required by federal securities laws, we are not obligated to update or revise any forward-looking statement contained or incorporated by reference in this document to reflect events, circumstances or changed assumptions or operating results occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

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

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill impairment, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates.

        Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is reasonably assured. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

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

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." Management evaluates the Company as a single reporting unit for business and operating purposes as many of the Company's revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated entity and identifiable cash flows for an asset group separate from the consolidated entity are not meaningful. Therefore, the Company's impairment test considered the consolidated entity as a single asset group.

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

        We determined that we have one reporting unit under SFAS 142. We test goodwill for impairment on an annual basis at the end of each August fiscal month. The results of the impairment test performed during the year ended December 28, 2008 indicated that the goodwill of the Company was not impaired as the fair value of the Company exceeded its carrying amount, including goodwill. While we believe that our goodwill was not impaired at December 28, 2008, declines in our market capitalization subsequent to the balance sheet date could be an early indication that goodwill may become impaired in the future. As such, it is probable that we will be required to perform an interim goodwill impairment test as of the end of our first quarter of 2009.

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

        Recent Pronouncements and Accounting Changes—In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are in the process of evaluating the impact, if any, of EITF 08-6 on our consolidated financial statements.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are in the process of evaluating the impact, if any, of EITF 08-7 on our consolidated financial statements.

        On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We have not yet assessed the impact that this potential change would have on our consolidated financial statements.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP's effective date. We have determined that FSP APB 14-1 does not currently have a material impact on our financial statements as our existing convertible debt instruments are not required to be settled in cash, nor do they give us an option to settle in cash, upon conversion.

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3 ("FSP No. 142-3") "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" to include an entity's historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be "substantial cost or material modifications." FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. We are in the process of evaluating the impact, if any, of FSP No. 142-3 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations". SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 141R an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after December 29, 2009. We expect that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of FAS Statement No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset in a Market that is Not Active." FSP 157-3 clarifies the application of FAS 157 in an inactive market. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We are in the process of evaluating the impact, if any, of FSP 157-2 and FSP 157-3 on our consolidated financial statements.

Results of Operations

        The years ended December 28, 2008, December 30, 2007 and December 31, 2006 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	79.4	79.5	72.6

Gross profit	20.6	20.5	27.4
Selling, general and administrative expense	13.9	14.8	18.9
Engineering and quality assurance expense	8.5	9.6	11.4
Amortization of intangibles	0.5	0.9	1.2
Restructuring costs	—	0.6	0.1
Asset impairment	—	0.2	—

Loss from operations	(2.3)	(5.6)	(4.2)
Interest income	0.1	0.2	0.6
Interest expense	(1.9)	(1.5)	(0.4)
Other income (expense), net	0.3	0.3	(0.5)

Loss before provision (benefit) for income taxes	(3.8)	(6.6)	(4.5)
Provision (benefit) for income taxes	—	0.5	(0.2)

Loss before equity in earnings of joint venture	(3.8)	(7.1)	(4.3)
Equity in earnings of joint venture, net of tax	0.5	—	—

Net loss	(3.3)%	(7.1)%	(4.3)%

Comparison of Fiscal Year Ended December 28, 2008 with Fiscal Year Ended December 30, 2007

        The Company's results for the year ended December 28, 2008 improved, with sales increasing and loss from operations decreasing from the prior year. Our international operations experienced favorable foreign currency fluctuations which contributed to the 2008 results. In addition, our results improved due to leverage on increased sales volume, benefits from product rationalization actions and business mix.

        Net Sales.    Net sales increased $25.9 million, or 5%, to $537.5 million for the year ended December 28, 2008 from $511.6 million for the year ended December 30, 2007. As a result of the strengthening of the functional currencies at our international locations, primarily the Euro and Swiss Franc, our consolidated revenue levels increased by approximately $18 million during the year ended December 28, 2008 as compared with 2007. A substantial portion of our European revenue is transacted in foreign currencies such as the Euro, the Swiss Franc, and the British Pound. As these currencies strengthened on average over the US Dollar in 2008, our consolidated net sales were favorably impacted for the year ending December 28, 2008. Net sales were also favorably impacted by growth in the renewable energy inverter market, offset by decreases in the smart motor control market due to product rationalization efforts instituted by the Company, and by decreases across the Industrial and Computer & Office equipment markets.

        Net sales for our two product lines were as follows, in millions:

	Year Ended December 28, 2008		Year Ended December 30, 2007
Embedded products	$350.1	65%	$388.8	76%
Power systems	187.4	35%	122.8	24%

Total	$537.5	100%	$511.6	100%

        Net sales by customer category were as follows, in millions:

	Year Ended December 28, 2008		Year Ended December 30, 2007
OEMs	$399.4	74%	$397.9	78%
Distributors	113.2	21%	87.6	17%
Service providers	24.9	5%	26.1	5%

Total	$537.5	100%	$511.6	100%

        No customer accounted for more than 10% of our sales during the years ended December 28, 2008 and December 30, 2007.

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the years ended December 28, 2008 and December 30, 2007 by end-markets under this new classification were as follows:

	Year Ended
	December 28, 2008	December 30, 2007
Network Telecom Equipment	46%	37%
Industrial Equipment	18%	23%
Computer and Office Equipment	13%	25%
Renewable Energy	12%	3%
Other	11%	12%

Total	100%	100%

        Our combined year-end 180-day and 90-day backlog were as follows, in millions:

	Year Ended December 28, 2008	Year Ended December 30, 2007
Combined 180-day backlog	$81.9	$83.4
Combined 90-day backlog	$68.6	$75.7

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a portion of our business is engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times can be longer and orders may be booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the year ended December 28, 2008. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

        Gross Profit.    Gross profit for the year ended December 28, 2008 was $110.6 million compared with a gross profit of $105.1 million for the year ended December 30, 2007. Our gross margin increased to 20.6% for the year ended December 28, 2008 from a gross margin of 20.5% for the same period in 2007. Gross margin during the year ended December 28, 2008 was favorably impacted by higher sales volume, favorable product mix and gross margin improvement initiatives. We also recorded $9.2 million in cost of goods sold related to the write off of excess inventory and other inventory adjustments during the year ended December 28, 2008 compared to $4.8 million during the year ended December 30, 2007.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $0.9 million, or 1%, to $75.1 million for the year ended December 28, 2008 from $76.0 million for the year ended December 30, 2007. As a percentage of net sales, selling, general and administrative expense decreased to 14% for the year ended December 28, 2008 from 15% for the same period in 2007.

        Selling expense decreased $1.5 million, or 5%, to $31.0 million for the year ended December 28, 2008 from $32.5 million for the year ended December 30, 2007. Selling expense decreased primarily as a result of the 2007 restructuring plan and related cost reduction efforts implemented throughout 2007 and fully realized during 2008. These savings were partially offset by increased commissions related to increased sales into the renewable energy market, one-time severance charges recorded during the year ended December 28, 2008, and as well as unfavorable variances resulting from foreign currency fluctuations.

        Administrative expense increased $0.6 million, or 1% to $44.1 million for the year ended December 28, 2008 from $43.5 million for the year ended December 30, 2007. The increase in expense during this period was due to approximately $1.7 million in one-time severance charges related to the reorganization of the company's management personnel in North America, approximately $1.7 million in legal fees and costs related to the extension of the $50 million PWER Bridge loan and the SynQor patent infringement litigation, and $1.1 million increase in provision for bad debts as a result of certain customer issues associated with the global economic slowdown. In addition, the translation of the functional currencies at our international locations to our reporting currency of the US Dollar negatively impacted our expense levels by approximately $1.5 million as the US Dollar weakened against most other foreign currencies during 2008 as compared with 2007. These increases in administrative expense was offset in part by reductions in legal fees of approximately $4.9 million related to the patent infringement litigation against Artesyn Technologies incurred for the year ended December 30, 2007, and by savings realized during 2008 related to the Company's 2007 restructuring plan.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased $3.3 million, or 7% to $45.5 million for the year ended December 28, 2008 from $48.8 million for year ended December 30, 2007. As a percentage of net sales, engineering and quality assurance expense decreased to 8% for the year ended December 28, 2008 from 10% for the same period in 2007.

        Engineering expense decreased $1.4 million, or 4%, to $36.8 million for the year ended December 28, 2008 from $38.2 million for the same period in 2007. Quality assurance expense decreased $1.9 million, or 18%, to $8.7 million for the year ended December 28, 2008 from $10.6 million for the same period in 2007. The decreases in engineering and quality assurance expense were primarily a result of the 2007 restructuring plan and related cost reduction efforts implemented during 2007, whose savings were fully realized during 2008.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased by $2.0 million to $2.4 million for the year ended December 28, 2008 compared to $4.4 million for the year ended December 30, 2007. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Restructuring Charge and Asset impairment.    No restructuring or asset impairment charges were recorded during the year ended December 28, 2008.

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. We calculated the estimated fair value of our company as the amount that we would receive to sell our company as a whole in an orderly transaction between market participants as of August 2008 using two acceptable valuation methods. First, we performed a discounted cash flow analysis using forward looking projections of our estimated future operating results. Second, we used the market approach which estimated the value of the Company at August 2008 based on market multiples of guideline public companies and market multiples from recent comparatively sized sale transactions. Based on the result of each method and a comparison of the quantitative assumptions between the methods, we concluded that the fair value of our company exceeded its carrying value at the end of fiscal August 2008 and therefore, goodwill was not impaired as of our annual test date.

        In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. Management's considerations include (i) forecasts that demonstrate continuing declines in the cash flow of the Company or inability of the Company to improve its operations to forecasted levels and (ii) a significant adverse change in the business climate that could affect the value of an entity or (iii) the book value of our shareholders' equity continues to be significantly in excess of our market capitalization. The risk of goodwill impairment losses increases to the extent that our market capitalization declines. A decrease in our market capitalization resulting from a short-term decrease in our stock price, or a negative long-term performance outlook, as well as a variety of other impairment indicators, could cause the carrying value of the Company to exceed its fair value, which may result in an impairment loss. Given the current economic environment, we have and will continue to monitor the need to test our intangibles for impairment as required by SFAS No. 142.

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

        Loss from Operations.    As a result of the items above, loss from operations decreased $16.1 million to a loss of $12.4 million for the year ended December 28, 2008 from an operating loss of $28.5 million for the same period in 2007.

        Interest Income (Expense), Net.    Net interest expense was $9.3 million for the year ended December 28, 2008 compared to net interest expense of $6.7 million for the same period in 2007. The net interest expense recorded during the year ended December 28, 2008 related to higher debt levels compared to prior year, along with the write-off of $0.9 million debt issue costs and debt discount related to the $50 million loan, and interest related to credit facilities and long-term debt obligations. The resulting increase in net interest expense for the year ended December 28, 2008 was a result of a decrease in interest income as compared with the same period in 2007. The decrease in interest income was primarily due to short-term investments sold during the year ended December 28, 2008 which were in place and earning interest during the same period in 2007.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt of $3.9 million for the year ended December 28, 2008 was recorded as a result of the repurchase of $10 million of outstanding convertible debt during the fourth quarter 2008.

        Other Income (Expense), Net.    Net other expense was $2.6 million for the year ended December 28, 2008, compared with net other income of $1.2 million for the year ended December 30, 2007. Net other expense during 2008 included approximately $1.2 million expense related to the write-off of a loan to a foreign supplier and a $0.2 million investment in a privately-held company, as well as approximately $1.3 million related to foreign currency transaction losses. Net other income during 2007 included a $0.6 million gain on the sale of an equity investment the Company held in one of its publicly-held Asian contract manufacturers as well as approximately $0.4 million in net gains related to foreign currency fluctuations.

        Provision for Income Taxes.    The benefit for income taxes was $0.2 million for the year ended December 28, 2008 compared to a provision for income taxes of $2.4 million for the year ended December 30, 2007. Included in our provision for both years ended December 28, 2008 and December 30, 2007 was approximately $0.1 million of interest related to unrecognized tax benefits. During the year ended December 28, 2008, we reversed certain reserves for uncertain tax positions of approximately $0.9 million upon expiration of a tax statute as well as due to a closed tax audit.

        Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets in accordance with SFAS No. 109 when, in management's judgment, it is more likely than not that the deferred tax assets will not be realized. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no net operating loss (NOL) carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods. In 2008, we recorded a deferred income tax asset valuation allowance of approximately $6.8 million compared to $14.9 million recorded during the same period in 2007.

        Equity in earnings of joint venture.    During 2005 through fiscal 2007, we impaired our equity investment in our joint venture in Asia as a result of our analysis of the future discounted cash flows combined with other impairment indicators. However, during March 2008, we received a cash dividend of $1.2 million from the joint venture, representing a return on our investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $1.1 million related to our share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in Equity in earnings of joint venture during the year ended December 28, 2008.

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

        We have redefined our end-markets and reclassified certain customers. Net sales for the years ended December 30, 2007 and December 31, 2006 by end-markets under this new classification were as follows:

	Year Ended
	December 30, 2007	December 31, 2006
Network Telecom Equipment	37%	56%
Industrial Equipment	23%	27%
Computer and Office Equipment	25%	10%
Other	15%	7%

Total	100%	100%

        Our combined year-end 180-day and 90-day backlog were as follows, in millions:

	Year Ended December 30, 2007	Year Ended December 31, 2006
Combined 180-day backlog	$83.4	$98.9
Combined 90-day backlog	$75.7	$89.1

        The combined backlog as of December 31, 2006 contained a high level of orders on hand whose expected shipment dates had passed, as a result of shipping delays experienced by the acquired business prior to the date of acquisition. During 2007, we executed on customer orders and were able to decrease past due orders by approximately $12 million.

        Gross Profit.    Gross profit for the year ended December 30, 2007 was $105.1 million compared with a gross profit of $92.6 million for the year ended December 31, 2006. Our gross margin decreased to 20.5% for the year ended December 30, 2007 from a gross margin of 27.4% for the same period in 2006. The decrease in gross margin during the year ended December 30, 2007 was primarily because of unfavorable changes in our sales mix. The new customers and products that we acquired as a result of the 2006 acquisition tend to carry lower gross margins than the products we have traditionally sold. The overall change in sales mix and decreased gross margin were also a result of some of our new higher- volume programs which are in the early stages of their lifecycle and had not yet reached full production volumes. We also recorded $4.8 million in cost of goods sold related to the write off of excess inventory and other inventory adjustments during the year ended December 30, 2007 compared to $2.7 million during the year ended December 31, 2006.

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

Liquidity and Capital Resources

        Our cash and cash equivalents balance remained flat at $28.4 million at December 28, 2008 compared to December 30, 2007. Our primary uses of cash in 2008 consisted of $58.2 million for the repayment of our long-term debt, $22.3 million for operating activities, and $8.8 million for the acquisition of property and equipment. Our primary sources of cash in 2008 consisted of $74.9 million related to net proceeds from the issuance of an aggregate amount of $80 million of 8% Senior Secured Convertible notes, $6.5 million from borrowings on our bank credit facilities, and $7.6 million related to cash proceeds from the sale of investments during the year ended December 30, 2008.

        Cash used in operating activities of $22.3 million included an increase in accounts receivable, net, prepaid expenses and other current assets, and accrued expenses of $19.2 million, $3.5 million and $2.1 million, respectively, and a decrease in accounts payable and inventories of $6.2 million and $5.1 million, respectively. The increase in accounts receivable was primarily related to the increased level of revenues and also a result of customers delaying payment in connection with their year end. We have seen an increase in collections during the first quarter of 2009. The decrease in accounts payable and inventories was a result of our internal strategic initiatives to improve supplier relationships and improve inventory management. In addition, cash used in operating activities was net of $3.0 million of cash payments related to our restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $33.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At December 28, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 6.8%, and $1.8 million was committed to back letters of credit. After consideration of these commitments, $4.5 million of additional borrowing capacity was available to us as of December 28, 2008. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At December 28, 2008, $26.5 million of the total $26.9 million credit facilities were held at a subsidiary the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek Inc. in October 2006. At December 28, 2008, the acquired subsidiary had been in default on $5.7 million of this balance as a result of not complying with a financial covenant requiring a maximum percentage of debt to equity at December 28, 2008. The $5.7 million outstanding balance under this credit agreement at a 6.9% interest rate has been classified as a current liability as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At December 28, 2008, we were in compliance with all other debt covenants.

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

        The Notes bear Interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30, and December 31 of each year, beginning September 30, 2008. The Notes mature on June 17, 2013 and are convertible until maturity. We have the right to redeem some or all of the Notes on or after June 17, 2010, if the closing price of our common stock achieves certain levels of approximately 175% of the then conversion price. In addition, on or after June 17, 2011, the holders of the Notes may require us to repurchase all or a portion of their Notes if our ratio of total net debt to last twelve months' EBITDA exceeds 3.0x. The holder may also require us to repurchase such Notes upon a fundamental change (as described in the Indenture). (See Note 12 to the Consolidated Financial Statements in Part IV, Item 15.)

        The net proceeds received from the offering during the year ended December 28, 2008, after deducting the Initial Purchaser's discount and estimated offering expenses, which have been included as debt issue costs on the consolidated balance sheet, were approximately $74.9 million. We used the net proceeds to retire approximately $50.2 million of previously incurred acquisition indebtedness (including interest) provided by PWER Bridge, LLC in connection with our acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006. During the fourth fiscal quarter of the year ended December 28, 2008, we repurchased and extinguished $10 million of the Notes for $5.5 million which resulted in a net gain of $3.9 million. At December 28, 2008, the remaining $70.0 million outstanding balance on the Notes was included in long-term debt in our consolidated balance sheet.

        At December 28, 2008, under the indenture for the Senior Secured Convertible Notes, we were required to comply with financial covenants that limit our total debt to $115 million, require our cash and cash equivalents to exceed $20 million, and require our tangible net worth to exceed $90 million. Upon the first anniversary of the issuance of the Notes (beginning June 17, 2009), we will be required to comply with quarterly financial covenants that limit our total debt to not exceed the greater of $125 million or three times EBITDA, require our cash and cash equivalents to exceed $25 million, and require our tangible net worth to exceed $100 million.

        We are in compliance with the financial covenants under the Senior Secured Convertible Notes and we believe we will be in compliance at each covenant measurement date through the end of fiscal 2009. However, our continued ability to meet the financial covenants can be affected by events beyond our control and there is no assurance that we will remain in compliance with our financial covenants. Given the challenges in the current economic environment, we may experience softening of revenues and lower operating income than projected for 2009. Additionally because of the tightened credit environment, some of our customers could delay payments or may not have the same purchasing power, leading to lower cash flows, revenues and profitability than currently projected for 2009. In addition, we are exposed to risks of foreign currency fluctuations which may adversely impact our compliance with certain of our debt covenants.

        During the first fiscal quarter of 2009, we announced a plan to further reduce costs in response to demand uncertainty associated with the global economic slowdown. As a result, we expect to reduce our global headcount by approximately 1,000, or 22% of our workforce, and expect to incur restructuring charges of approximately $1.3 million during 2009. We anticipate savings from these reductions to be achieved during the second quarter of 2009 and expect to continue our efforts to decrease cost of goods sold and operating expenses. Our other planned actions include the following:

  •
  obtain lower costs from suppliers

  •
  continue to reduce discretionary expenses

  •
  implement periodic shutdowns and designated vacations

        In addition we will continue efforts to license certain of our technology and work to improve our capital structure similar as we have done historically. Previous actions have included refinancing our debt, repurchasing outstanding debt, and improving payment terms with both customers and suppliers.

        If we do not attain our projected operating results and we are unsuccessful in implementing some or all of these, we may not be in compliance with one or more of our financial covenants. Upon the occurrence of certain defaults under any of the agreements, the lenders could elect to declare all amounts outstanding there under to be immediately due and payable. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and long-term debt. However, if required, we would seek waivers of any such covenant violations. Any future debt that we incur may contain covenants that are restrictive to our financial flexibility or operations.

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

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at December 28, 2008, were $0.9 million and bore interest at various rates ranging from 2% to 6% at a weighted-average interest rate of 2.0%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2009 will be in the range of $8 to $12 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

        Purchase Commitments.    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

        Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity.

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 20 to the Consolidated Financial Statements in Part IV, Item 15.)

        Summary of Contractual Obligations and Commitments.    As of December 28, 2008, we had not entered into any non-cancelable open purchase orders. A summary of our future contractual payments related to lease obligations and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2009	$5.3	$0.5	$7.1	$12.9
2010	4.6	0.3	6.5	11.4
2011	3.2	0.1	6.5	9.8
2012	2.2	—	6.5	8.7
2013	1.6	70.0	3.0	74.6
2014 and thereafter	1.0	—	—	1.0

Total	$17.9	$70.9	$29.6	$118.4

  (1)
  Our restructuring reserve at December 28, 2008 includes approximately $2.6 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

  (2)
  We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

    For the year ended December 28, 2008, our calculation of estimated interest payments includes $0.4 million of interest payments related to a $5.7 million credit agreement held at a subsidiary of the Company, payable through 2013 that was reclassified from long-term debt to current liabilities at December 28, 2008 as we did not seek to obtain a waiver for our noncompliance with a financial covenant requiring a maximum percentage of debt to equity and consider the debt potentially callable by the bank.

    At December 28, 2008, we also had recorded a tax liability of $2.3 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at December 28, 2008 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 19.0)	$26.5	$—	$—	$—	$—	$—	$26.5	$26.5
Average Interest Rate	6.9%						6.9%
Variable Rate (CHF 0.5)	$0.4	$—	$—	$—	$—	$—	$0.4	$0.4
Average Interest Rate	2.5%						2.5%
Long-term Debt:
Fixed Rate (USD)	$—	$—	$—	$—	$70.0	$—	$70.0	$47.9
Average Interest Rate					9.3%		9.3%
Fixed Rate (EUR 0.6)	$0.5	$0.3	$0.1	$—	$—	$—	$0.9	$0.8
Average Interest Rate	2.0%	2.0%	2.0%				2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at December 28, 2008, we had not entered into any significant foreign exchange contracts.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data listed in Item 15(a)(1) hereof are incorporated herein by reference and are filed as part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of December 28, 2008, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2008. The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes In Internal Control Over Financial Reporting

        There have been no significant changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors and nominees and pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption "Proposal 1: Election of Directors" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2008, to be held on May 19, 2009, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this item is included herein in Part I, Item 1 under the caption "Executive Officers of the Registrants," and such information is incorporated by reference into this section.

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2008, to be held on May 19, 2009, and such information is incorporated herein by reference.

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

        Disclosure requirements regarding any amendment to, or waiver of, any provision of this code of ethics is satisfied by posting such information on our website at the address stated above, within the "Governance" section of the website.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this item will be contained under the caption "Executive Officer Compensation" in our Proxy Statement related to our Annual Meeting of Stockholders to be held on May 19, 2009, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement related to our Annual Meeting of Stockholders to be held on May 19, 2009, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Additional information called for by this item will be contained under the caption "Other Information—Certain Relationships and Related Transactions" and under the caption "Proposal 1: Election of Directors" in our Proxy Statement related to our Annual Meeting of Stockholders to be held on May 19, 2009, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this item will be contained under the captions "Ratification of Independent Auditors—Principal Accountant Fees and Services" in our Proxy Statement related to our Annual Meeting of Stockholders to be held on May 19, 2009, and is incorporated herein by reference.

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
Date: March 13, 2009

POWER OF ATTORNEY

        We the undersigned directors and officers of Power-One, Inc. hereby constitute and appoint Richard J. Thompson and Linda C. Heller, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Annual Report on Form 10-K, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date
/s/ RICHARD J. THOMPSON (Richard J. Thompson)	President and Chief Executive Officer (Principal Executive Officer), Director	March 13, 2009
/s/ LINDA C. HELLER (Linda C. Heller)	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 13, 2009
/s/ JAY WALTERS (Jay Walters)	Chairman of the Board of Directors	March 13, 2009
/s/ STEVEN J. GOLDMAN (Steven J. Goldman)	Director	March 13, 2009
/s/ KENDALL R. BISHOP (Kendall R. Bishop)	Director	March 13, 2009
/s/ JON E. M. JACOBY (Jon E. M. Jacoby)	Director	March 13, 2009
/s/ MARK MELLIAR-SMITH (Mark Melliar-Smith)	Director	March 13, 2009
/s/ JON W. GACEK (Jon W. Gacek)	Director	March 13, 2009

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power One, Inc.
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and subsidiaries (the "Company") as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power-One, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 2 and Note 18 to the consolidated financial statements, the Company adopted, effective January 1, 2007, a new accounting standard for income taxes.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 13, 2009

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
NET SALES	$537,459	$511,613	$338,048
COST OF GOODS SOLD	426,882	406,528	245,434

GROSS PROFIT	110,577	105,085	92,614
EXPENSES:
Selling, general and administrative	75,057	76,020	63,903
Engineering and quality assurance	45,498	48,828	38,582
Amortization of intangibles	2,408	4,400	3,999
Restructuring costs	—	3,117	385
Asset impairment	—	1,193	—

Total expenses	122,963	133,558	106,869

LOSS FROM OPERATIONS	(12,386)	(28,473)	(14,255)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	685	1,230	2,085
Interest expense	(10,018)	(7,904)	(1,406)
Gain on extinguishment of debt	3,922	—	—
Other income (expense), net	(2,585)	1,173	(1,779)

Total interest and other income (expense)	(7,996)	(5,501)	(1,100)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(20,382)	(33,974)	(15,355)
PROVISION (BENEFIT) FOR INCOME TAXES	(184)	2,396	(730)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(20,198)	(36,370)	(14,625)
EQUITY IN EARNINGS OF JOINT VENTURE	2,657	—	—

NET LOSS	$(17,541)	$(36,370)	$(14,625)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.42)	$(0.17)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,627	87,052	86,144

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2008	December 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,414	$28,364
Investments	—	7,477
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,331 in 2008 and $5,454 in 2007	143,093	129,984
Other	2,698	5,634
Inventories	101,608	105,930
Deferred income taxes	2,723	1,719
Prepaid expenses and other current assets	8,314	5,768

Total current assets	286,850	284,876
PROPERTY AND EQUIPMENT, net	55,381	62,809
GOODWILL	59,027	59,487
OTHER INTANGIBLE ASSETS, net	20,284	23,261
OTHER ASSETS	7,417	1,163

TOTAL	$428,959	$431,596

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$26,949	$21,843
Accounts payable	100,658	107,751
Restructuring reserve	3,651	6,726
Long-term debt, current portion	472	2,338
Indebtedness to related parties	—	607
Other accrued expenses	26,544	23,803

Total current liabilities	158,274	163,068
DEFERRED INCOME TAXES	4,661	4,836
INDEBTEDNESS TO RELATED PARTIES	—	50,000
LONG-TERM DEBT, less current portion	70,425	550
OTHER LONG-TERM LIABILITIES	11,380	13,716
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,801 and 87,356 shares issued and outstanding at December 28, 2008 and December 30, 2007	88	87
Additional paid-in capital	618,255	615,040
Accumulated other comprehensive income	39,645	40,527
Accumulated deficit	(473,769)	(456,228)

Total stockholders' equity	184,219	199,426

TOTAL	$428,959	$431,596

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
NET LOSS	$(17,541)	$(36,370)	$(14,625)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments(a)	(7)	603	192
Reclassification adjustment for (gains) losses included in net income	—	(626)	830
Foreign currency translation adjustments(a)	(875)	11,014	7,350

COMPREHENSIVE LOSS	$(18,423)	$(25,379)	$(6,253)

(a)
Accumulated other comprehensive loss consists of unrealized gain on available-for-sale investments of less than $0.1 million at December 30, 2007 and foreign currency translation gains of $39.6 million and $40.5 million at December 28, 2008 and December 30, 2007, respectively.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock— $.001 Par Value
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
BALANCE, JANUARY 1, 2006	85,587,834	$86	$606,315	$21,164	$(403,070)	$224,495
Net loss					(14,625)	(14,625)
Other comprehensive loss
Cumulative translation adjustment				7,350		7,350
Unrealized gain (loss) on investments				192		192
Reclassification adjustments for losses included in net loss				830		830

Total comprehensive loss						(6,253)

Issuance of common stock under stock option and purchase plans, net of tax	960,721	1	3,225			3,226
Stock compensation	220,330	—	2,764			2,764
Purchase and retirement of common stock	(175,000)	—	(1,004)			(1,004)

BALANCE, DECEMBER 31, 2006	86,593,885	87	611,300	29,536	(417,695)	223,228
Net loss					(36,370)	(36,370)
Other comprehensive loss
Cumulative translation adjustment				11,014		11,014
Unrealized gains (loss) on investments				603		603
Reclassification adjustments for gains included in net loss				(626)		(626)

Total comprehensive loss						(25,379)

Issuance of common stock under stock option and purchase plans, net of tax	459,314	—	764			764
Stock compensation	302,995	—	2,976			2,976
Adjustment related to adoption of FIN 48					(2,163)	(2,163)

BALANCE, DECEMBER 30, 2007	87,356,194	87	615,040	40,527	(456,228)	199,426
Net loss					(17,541)	(17,541)
Other comprehensive loss
Cumulative translation adjustment				(875)		(875)
Unrealized gains (loss) on investments				(7)		(7)

Total comprehensive loss						(18,423)

Issuance of common stock under stock option and purchase plans, net of tax	136,387	—	(62)			(62)
Stock compensation	308,839	1	2,637			2,638
Issuance of warrants			640			640

BALANCE, DECEMBER 28, 2008	87,801,420	$88	$618,255	$39,645	$(473,769)	$184,219

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,541)	$(36,370)	$(14,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,904	20,572	15,041
Undistributed earnings of joint venture	(1,480)	—	—
Asset impairment(a)	—	1,193	—
Investment write-off(b)	243	—	830
Stock compensation	2,637	2,976	2,764
Exchange (gain) loss	4,674	(273)	(1,858)
Write-off of unamortized debt issue costs	908	—	—
Net gain on sale of available-for-sale investments	—	(626)	—
Net loss on sale of held to maturity investments	—	—	392
Net loss on disposal of property and equipment	977	107	391
Net gain on extinguishment of debt	(3,922)	—	—
Deferred income taxes	(1,650)	708	(2,027)
Changes in operating assets and liabilities:
Accounts receivable, net	(19,204)	1,208	(19,238)
Inventories	5,115	6,983	(22,638)
Prepaid expenses and other current assets	(3,460)	374	1
Accounts payable	(6,190)	10,635	18,329
Restructuring reserve	(3,040)	(2,574)	(1,045)
Accrued expenses	2,110	(2,562)	(2,501)
Other liabilities	(1,390)	230	243

Net cash provided by (used in) operating activities	(22,309)	2,581	(25,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(115)	(178)	(129)
Purchases of held to maturity investments	—	—	(8,334)
Proceeds from available-for-sale investments	7,590	5,588	5,896
Proceeds from held to maturity investments	—	—	37,450
Acquisition of property and equipment	(8,799)	(8,436)	(5,642)
Proceeds from sale of property and equipment	15	23	11
Other assets	67	(69)	434
Investment in Power Electronics Group, net of cash acquired	—	1,386	(63,323)

Net cash used in investing activities	(1,242)	(1,686)	(33,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	6,513	6,737	3,839
Repayments of borrowings on bank credit facilities	(244)	(13,544)	(1,746)
Bank overdraft	—	(646)	330
Proceeds from issuance on long-term debt, net of debt issue costs	74,866	—	—
Proceeds from issuance of related party indebtedness, net of debt issue costs	—	—	49,750
Repayments of borrowings on long-term debt	(8,232)	(1,739)	(585)
Repayments of borrowings on related party indebtedness	(50,000)	—	—
Issuance of common stock, net of tax	300	1,332	3,850
Cash paid to satisfy nonvested share related employee tax withholding obligations	(362)	(568)	(624)
Repurchases of common stock	—	—	(1,004)

Net cash provided by (used in) financing activities	22,841	(8,428)	53,810

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	760	1,475	3,089

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(6,058)	(2,679)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,364	34,422	37,101

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,414	$28,364	$34,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$6,191	$7,955	$269
Income taxes	$1,301	$1,500	$3,387

(a)
The asset impairment charges of $1.2 million for the year ended December 30, 2007 related to the impairment of property and equipment as a result of the Company's restructuring plan, calculated in accordance with SFAS No. 144.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(b)
The investment write-off of $0.8 million for the year ended December 31, 2006 related to the impairment of the Company's investment in one of its contract manufacturers in Asia. The impairment was calculated in accordance with FAS115-1/124-1 and was recorded as other expense. The investment write-off of $0.2 million for the year ended December 28, 2008 related to an investment in a privately-held company.

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

        During the year ended December 28, 2008, the Company recorded the fair value of $0.6 million related to the warrants issued pursuant to a Warrant Agreement dated as of March 6, 2008 between the Company and PWER Bridge, LLC, entered into in connection with the $50 million PWER Bridge loan extension as a discount on the Indebtedness to related parties and an increase to Additional paid-in capital. The unamortized portion of the discount was subsequently written off and recorded as interest expense during the year ended December 28, 2008 as a result of the repayment of the $50 million PWER Bridge loan.

        During the year ended December 28, 2008, the Company received a cash dividend of $1.2 million related to the undistributed earnings from the joint venture for which it holds a minority interest, representing a return on its investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $1.1 million related to the Company's share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statements of operations.

        During the year ended December 28, 2008, the company paid $5.5 million to repurchase and extinguish $10 million of its 8% Senior Secured Convertible Notes. The Company recorded a net gain of $3.9 million related to the extinguishment of debt in its consolidated statements of operations.

        During the years ended December 28, 2008, December 30, 2007, and December 31, 2006, an additional $0.9 million, $1.3 million, and $0.9 million respectively, of property and equipment had been purchased but not yet paid.

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ending December 28, 2008, December 30, 2007, and December 31, 2006 were 52-week years.

        The Company manufactures and assembles its products primarily at facilities in the Dominican Republic, China, Italy, and Slovakia and at several contract manufacturers located predominantly in Asia.

        The Company operates in one industry segment which consists of the design, development, manufacture and marketing of power conversion and power management products for the communications infrastructure and other high technology markets, as well as for the renewable energy markets. The Company sells its products and grants credit to customers, primarily in the United States, Europe, and Asia. Net sales to Cisco Systems and its contract manufacturers, collectively the Company's largest customer, were less than 10% of sales during the years ended December 28, 2008 and December 30, 2007, and 12% in the year ended December 31, 2006. No customer represented more than 10% the Company's trade accounts receivable balances as of December 28, 2008 and December 30, 2007.

        Liquidity—At December 28, 2008, under the indenture for the Senior Secured Convertible Notes, the Company was required to comply with financial covenants that limit its total debt to $115 million, require the Company's cash and cash equivalents to exceed $20 million, and require the Company's tangible net worth to exceed $90 million. Upon the first anniversary of the issuance of the Notes (beginning June 17, 2009), the Company will be required to comply with quarterly financial covenants that limit its total debt to not exceed the greater of $125 million or three times EBITDA, require the Company's cash and cash equivalents to exceed $25 million, and require the Company's tangible net worth to exceed $100 million.

        The Company is in compliance with the financial covenants under the Senior Secured Convertible Notes and believes it will be in compliance at each covenant measurement date through the end of fiscal 2009. However, the Company's continued ability to meet the financial covenants can be affected by events beyond its control and there is no assurance that the Company will remain in compliance with its financial covenants. Given the challenges in the current economic environment, the Company may experience softening of revenues and lower operating income than projected for 2009. Additionally because of the tightened credit environment, some customers could delay payments or may not have the same purchasing power, leading to lower cash flows, revenues and profitability than currently projected for 2009. In addition, the Company is exposed to risks of foreign currency fluctuations which may adversely impact its compliance with certain of its debt covenants.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        During the first fiscal quarter of 2009, the Company announced a plan to further reduce costs in response to demand uncertainty associated with the global economic slowdown. As a result, the Company expects to reduce its global headcount by approximately 1,000, or 22% of its workforce, and expects to incur restructuring charges of approximately $1.3 million during 2009. Savings from these reductions are anticipated to be achieved during the second quarter of 2009 and the Company expects to continue its efforts to decrease cost of goods sold and operating expenses. Other planned actions include the following:

  •
  obtain lower costs from suppliers

  •
  continue to reduce discretionary expenses

  •
  implement periodic shutdowns and designated vacations

        In addition the Company will continue efforts to license certain of its technology and work to improve its capital structure. Previous actions have included refinancing debt, repurchasing outstanding debt, and improving payment terms with both customers and suppliers.

        If the Company does not attain its projected operating results and is unsuccessful in implementing some or all of these, the Company may not be in compliance with one or more of its financial covenants. Upon the occurrence of certain defaults under any of the agreements, the lenders could elect to declare all amounts outstanding there under to be immediately due and payable. If the lenders accelerate the repayment of borrowings, the Company cannot provide assurance that it will have sufficient assets to repay its credit facilities and long-term debt. However, if required the Company would seek waivers of any such covenant violations. Any future debt that the Company incurs may contain covenants that are restrictive to its financial flexibility or operations.

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

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill impairment analysis, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectibility is reasonably assured. The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

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

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents. At December 28, 2008, amounts included in cash and cash equivalents of $0.5 million represented collateral under certain letters of credit and as such were restricted as to use.

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

        Investments—Investments in certain debt securities have been classified on the balance sheet as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments and Debt and Equity Securities" (SFAS 115). SFAS 115 establishes accounting and reporting requirements

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses (net of applicable income taxes) included in accumulated other comprehensive income. Realized gains and losses are determined using the specific identification method. The Company also holds certain equity available-for-sale securities which have been recorded in other assets on the balance sheet. The Company also holds other fixed income investments which include insurance products that are recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is equivalent to the contract price and the sum of interest earned to date.

        The Company also has investments in privately-held companies. These investments are included in other assets on the Company's balance sheet and have been accounted for under the cost or equity method depending on the nature and circumstances surrounding the investment. The Company monitors its investments for impairment and makes appropriate reductions in carrying value when necessary.

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

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995, of International Power Devices, Inc. in 1999, of di/dt, Inc. in 2003, and of the Power Electronics Group of Magnetek, Inc. in 2006, which were allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three months to 20 years, using the straight-line method as this best represents the benefits derived.

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in SFAS 144. Management evaluates the Company as a single reporting unit for business and operating purposes as many of the Company's revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated entity and identifiable cash flows for an asset group separate from the consolidated entity are not meaningful. Therefore, the Company's impairment test considered the consolidated entity as a single asset group. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

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

        The Company determined that it has one reporting unit under SFAS 142, for which it tests goodwill for impairment. The Company has determined that its reporting unit is its operating segment as the operating results of the entire company are regularly reviewed by the Company's Chief Executive Officer. The Company tests its goodwill for impairment on an annual basis at the end of its August fiscal month. The results of the impairment test performed by the Company during the year ended December 28, 2008 indicated that the goodwill of the Company was not impaired as the fair value of the Company exceeded its carrying amount, including goodwill.

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

        The Company records uncertain tax positions under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48") and applies FSP FIN 48-1, "Definition of

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

Settlement in FASB Interpretation 48," to clarify when a tax position has been settled under paragraph 10(b) of FIN 48. The Company adopted FIN 48 on January 1, 2007. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company or one of its subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions.

        Stock Compensation—In 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment:" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that were unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

        The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). As the Company is currently in a net operating loss position and has net operating loss carryforwards, there is no net impact on the Company's APIC pool related to stock-based compensation for the years ended December 28, 2008 and December 30, 2007.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of stock compensation. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Dilutive stock options and convertible debt have an anti-dilutive effect on EPS in a period with a net loss, and therefore are excluded from the EPS computation.

        Engineering and Research and Development—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred in accordance with SFAS 2, "Accounting for Research and Development Costs".

        Warranties—The Company generally offers its customers a two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers a

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

five-year warranty on renewable energy products. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred.

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

        Fair Value of Financial Instruments—The fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities approximate their recorded carrying amounts because of their short-term nature. The fair values of publicly traded equity securities, and the Company's credit facilities are determined using quoted market prices for those securities or similar financial instruments. The carrying amounts of the credit facilities have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount. At December 28, 2008, the fair value of the Company's $70 million carrying value of Senior Secured Convertible Notes was $47.9 million based on the present value of future principal and interest payments discounted using an estimated market yield derived from the Company's analysis of its debt yields, corporate bond spreads and US treasury yields.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        Segment Reporting—The Company operates as one segment in accordance with SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole.

        Recent Pronouncements and Accounting Changes—In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is in the process of evaluating the impact, if any, of EITF 08-6 on its financial statements.

        In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is in the process of evaluating the impact, if any, of EITF 08-7 on its financial statements.

        On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board ("IASB"). Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company has not yet assessed the impact that this potential change would have on its consolidated financial statements.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009), and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP's effective date. The Company determined that FSP APB 14-1 does not currently have a material impact on its financial statements as its existing convertible debt instruments are not required to be settled in cash, nor do they give the Company an option to settle in cash, upon conversion.

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3 ("FSP No. 142-3") "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" to include an entity's historical experience in renewing or

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be "substantial cost or material modifications." FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of January 1, 2009. The Company is in the process of evaluating the impact, if any, of FSP No. 142-3 on its financial statements.

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations". SFAS No. 141R will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 141R an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after December 29, 2009. The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

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

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of FAS Statement No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset in a Market that is Not Active." FSP 157-3 clarifies the application of FAS 157 in an inactive market. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements. The Company is in the process of evaluating the impact, if any, of FSP 157-2 and FSP 157-3 on its consolidated financial statements.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

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

        The net purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets and was finalized at the beginning of the fourth fiscal quarter of 2007. The Company recognized $23.2 million of goodwill, none of which is expected to be deductible for tax purposes. During the year ended December 30, 2007, the Company increased goodwill by net $2.7 million from $20.5 million to $23.2 million primarily related to additional acquisition costs, finalization of the valuation of assets and liabilities acquired, and adjustments to restructuring costs recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination". The Company also recognized $10.6 million of other identifiable amortizable intangible assets that are being amortized over a weighted average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted average useful life).

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

December 31, 2006
Net Sales, in millions	$478.1
Net Loss, in millions	(49.0)
Basic and diluted earnings per share	$(0.57)

NOTE 4. INVESTMENTS

        Debt and Other Fixed Income Investments—Investments in certain debt securities have been classified on the balance sheet as "Investments" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

        During the year ended December 28, 2008 and December 30, 2007, the Company received $1.8 million and $4.2 million, respectively, from the sale of investments classified as available-for-sale securities and realized immaterial gains on the transactions, which have been included as a component of "Other income (expense), net" in the consolidated statements of operations.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        Other fixed income investments include insurance products that are recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is the contract price and the sum of interest earned to date and represents the investments' fair value. For the year ended December 28, 2008, the Company received cash proceeds of $5.8 million from the sale of annuities and realized immaterial gains on the transactions, which have been included as a component of "Other income (expense), net" in the consolidated statements of operations.

        At December 28, 2008, the Company had no debt or fixed income investments. The following tables summarize the Company's debt and other fixed income investments at December 30, 2007 (in millions):

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

        Equity Investments—The Company has investments in privately-held companies that are included in other assets on the Company's consolidated balance sheet and were accounted for using the cost or equity methods, depending on the nature and circumstances surrounding the investment. During the year ended December 28, 2008, the Company recorded equity in earnings in joint venture of $2.7 million. See Note 20.

        During the year ended December 28, 2008, the Company wrote off approximately $0.2 million related to an investment in a privately-held company.

        During the year ended December 31, 2006, the Company determined that its investment in a publicly-traded Asian contract manufacturer had experienced a decline in value that was deemed to be other-than-temporary in accordance with FASB Staff Position 115-1/124-1, "The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments." Therefore, the Company recognized a $0.8 million impairment loss equal to the difference between the investment's cost and fair value at December 31, 2006, which represented a 50% write off of the investment's cost basis. This loss was recorded in "Other income (expense), net" on the consolidated statement of operations and the remaining $0.8 million investment balance was included in other assets on the Company's

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

consolidated balance sheet at December 31, 2006. During the year ended December 30, 2007, the Company sold this equity investment for proceeds of $1.4 million. In connection with the sale of the investment, the unrealized gain of approximately $0.6 million, included in other comprehensive income in the consolidated balance sheet at the time of disposition, was realized. The realized gain has been included as a component of "Other income (expense), net" in the consolidated statements of operations.

NOTE 5. INVENTORIES

        Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	December 28, 2008	December 30, 2007
Raw materials	$74.4	$63.5
Subassemblies-in-process	5.9	12.1
Finished goods	21.3	30.3

	$101.6	$105.9

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During each of the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the Company wrote off $9.2 million, $4.8 million and $2.7 million, respectively, related to excess inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	December 28, 2008	December 30, 2007
Land	$2.0	$2.1
Buildings (useful lives of 20 to 30 years)	12.8	14.4
Building related equipment (useful lives of 20 to 30 years)	8.7	7.1
Factory and office equipment (useful lives of 3 to 10 years)	97.8	102.4
Vehicles (useful lives of 3 to 7 years)	0.5	0.5
Leasehold improvements (useful lives of 5 to 10 years)	13.0	12.4
Construction in progress	1.8	1.7

	136.6	140.6
Less accumulated depreciation and amortization	81.2	77.8

	$55.4	$62.8

        During the year ended December 30, 2007, the company recorded asset impairment charges of $1.2 million for assets at facilities which were closed or downsized during the year then ended. No impairment losses related to property and equipment were recorded during the years ended December 28, 2008 and December 31, 2006. Depreciation expense was $15.4 million, $15.7 million, and

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

$10.7 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

NOTE 7. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	December 28, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.0	$—	$59.0
Trade name	11.4	—	11.4

Subtotal	70.4	—	70.4

Amortizable intangibles
Product technology	5.7	3.2	2.5	13
Customer relationships	10.4	6.4	4.0	8
Other	6.4	4.0	2.4	17

Subtotal	22.5	13.6	8.9	12

Total	$92.9	$13.6	$79.3

	December 30, 2007
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.5	$—	$59.5
Trade name	11.4	—	11.4

Subtotal	70.9	—	70.9

Amortizable intangibles
Product technology	18.7	15.4	3.3	9
Customer relationships	10.7	5.2	5.5	8
Other	6.9	3.9	3.0	16

Subtotal	36.3	24.5	11.8	10

Total	$107.2	$24.5	$82.7

        On August 24, 2008 the Company performed its annual goodwill impairment test pursuant to FASB Statement No. 142 "Goodwill and Other Intangible Assets". The fair value of the Company's single reporting unit was estimated using a combined income (discounted cash flow) and market approach (guideline public company and comparable merged and acquired transaction) valuation model which indicated that the fair value of the Company's net assets exceeded the carrying value. The estimated fair value of the Company's reporting unit is dependent on several significant assumptions, including cash flow projections, cost of capital (discount rate), and assumptions surrounding the Company's effective tax rate and long-term growth rate. The relationship of the Company's market capitalization to the carrying value of the net assets can impact the Company's estimates of these

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

assumptions, and can therefore impact the Company's judgment as to the fair value of the reporting unit when performing goodwill impairment tests.

        During the fourth quarter of 2008, the Company experienced a decline in its market capitalization. As of December 28, 2008, the market capitalization was $106.2 million, compared to the book value of $184.2 million. FASB Statement No. 142 requires the performance of an interim goodwill impairment test if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluated the movement in stock price, along with the fourth quarter performance, the industry outlook, and the progress of its strategic initiatives and internal developments. Based on this evaluation, the Company concluded that it did not have a triggering event in the fourth quarter that would require the performance of an interim goodwill impairment test.

        The Company will continue to monitor its market capitalization, along with other operational performance measures and general economic conditions. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of our reporting unit and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment test. While the Company believes that its goodwill was not impaired at December 28, 2008, declines in the Company's market capitalization subsequent to the balance sheet date could be an early indication that goodwill may become impaired in the future. As such, it is probable that we will be required to perform an interim goodwill impairment test as of the end of our first quarter of 2009.

        Total amortization expense for the year ended December 28, 2008, December 30, 2007 and December 31, 2006 was $2.7 million, $4.7 million and $4.4 million, respectively. Of the $2.7 million of expense recorded during the year ended December 28, 2008, approximately $2.4 million was recorded as amortization of intangibles and approximately $0.3 million recorded as cost of goods sold. Of the $4.7 million of expense recorded during the year ended December 30, 2007, approximately $4.4 million was recorded as amortization of intangibles and approximately $0.3 million recorded as cost of goods sold. Of the $4.4 million of expense recorded during the year ended December 31, 2006, approximately $4.0 million was recorded as amortization of intangibles and $0.4 million recorded as cost of goods sold.

        Estimated future amortization expense for the next five years is as follows, in millions:

Year Ending December 31,	Amortization Expense
2009	$1.8
2010	1.7
2011	1.6
2012	1.4
2013	1.2

Total	$7.7

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        The changes in the carrying amount of goodwill for the years ended December 28, 2008 and December 30, 2007 are as follows (in millions):

	December 28, 2008	December 30, 2007
Beginning balance	$59.5	$53.2
Increase in goodwill related to acquisition	—	2.7
Changes due to foreign currency fluctuations	(0.5)	3.6

Ending balance	$59.0	$59.5

        In October 2006, the Company completed its acquisition of the Power Electronics Group, which was accounted for using the purchase method of accounting. The purchase price, plus acquisition costs, was allocated to tangible assets and intangible assets. The excess of the purchase price over the estimated fair values of the net assets acquired was recognized as goodwill in the amount of $20.5 million in the year ended December 31, 2006, none of which is expected to be deductible for tax purposes. Other identifiable amortizable intangible assets in the amount of $10.6 million are being amortized over a weighted average useful life of approximately 6 years. The intangible assets that make up that amount include customer relationships of $5.3 million (7 year useful life), product technology of $2.5 million (10 year useful life) and other assets of $2.8 million (2 year weighted average useful life).

        During the year ended December 30, 2007, the Company increased goodwill by a net $2.7 million to $23.2 million primarily related to additional acquisition costs, valuation of assets and liabilities acquired, and restructuring costs recorded in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

NOTE 8. CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	December 28, 2008	December 30, 2007
Revolving credit facilities	$21.2	$14.9
Secured credit facility	5.7	6.7

Total credit facilities	26.9	21.6
Notes payable	—	0.2

Total credit facilities and notes payable	$26.9	$21.8

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $33.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At December 28, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 6.8%, and $1.8 million was committed to guarantee letters of credit. After consideration of these commitments, $4.5 million of additional borrowing capacity was available to the Company as of December 28, 2008. At December 30, 2007, the total outstanding balance on all credit facilities was

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

$21.6 million at a weighted average interest rate of 6.1%, and $1.2 million was committed to guarantee letters of credit. After consideration of these commitments, $13.1 million of additional borrowing capacity was available to the Company as of December 30, 2007. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios, such as a limit on the ratio of debt to earnings before interest, taxes, depreciation and amortization.

        At December 28, 2008, $26.5 million of the total $26.9 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $20.8 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 6.9% at December 28, 2008.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $5.7 million at December 28, 2008 and bore interest at the EURIBOR plus one and one-half percent (6.9% at December 28, 2008). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At December 28, 2008, this subsidiary was not in compliance with these financial covenants. The $5.7 million outstanding balance under this credit agreement has been classified under current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $0.4 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bore interest of 2.5% at December 28, 2008. The credit agreement requires the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants.

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	December 28, 2008	December 30, 2007
Accrued payroll and related expenses	$8.0	$7.9
Accrued warranties	4.0	3.1
Income taxes payable	2.7	2.5
Accrued bonuses	0.8	1.0
Other accrued expenses	11.0	9.3

	$26.5	$23.8

NOTE 10. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 is presented below, in millions:

	December 28, 2008	December 30, 2007	December 31, 2006
Beginning balance	$3.1	$2.0	$2.0
Balance acquired upon acquisition	—	—	0.2
Charges and costs accrued	4.2	4.2	2.6
Adjustments related to pre-existing warranties (including changes in estimates)	—	—	(0.4)
Less repair costs incurred	(3.3)	(3.2)	(2.5)
Change due to foreign currency	—	0.1	0.1

Ending balance	$4.0	$3.1	$2.0

NOTE 11. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

Restructuring Costs

        A summary of the restructuring activity during the years ended December 28, 2008, December 30, 2007, and December 31, 2006 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Other Costs	Total
Balance at January 1, 2006	$0.1	$5.0	$—	$5.1
Restructuring charges	—	0.4	—	0.4
Acquisition related restructuring liability	5.2	0.9	0.1	6.2
Applications of reserve	(0.3)	(1.1)	—	(1.4)

Balance at December 31, 2006	$5.0	$5.2	$0.1	$10.3
Restructuring charges	1.6	1.5	—	3.1
Adjustments to acquisition related restructuring liability	(2.0)	0.2		(1.8)
Applications of reserve	(3.0)	(2.2)	(0.1)	(5.3)
Changes due to foreign currency fluctuations	0.4		—	0.4

Balance at December 30, 2007	$2.0	$4.7	$—	$6.7
Applications of reserve	(1.1)	(1.9)	—	(3.0)

Balance at December 28, 2008	$0.9	$2.8	$—	$3.7

        As of December 28, 2008, the remaining restructuring obligations excluding the acquisition related restructuring liability relate to facilities closures and severance. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2014. All restructuring obligations have been or will be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

2007 Restructuring Costs

        During 2007, the Company implemented a restructuring plan which was accounted for in accordance with SFAS No. 146. During the year ended December 30, 2007, the Company recorded pre-tax charges of $3.1 million for restructuring costs and $1.2 million in asset impairment costs related to the restructuring of its North American and European operations.

        The restructuring charge of $3.1 million for the year ended December 30, 2007 included workforce reductions in North America as well as in parts of Europe, and the charges were comprised of severance and related benefits for approximately 100 terminated employees, contract termination costs including consolidation of excess facilities and continuing lease obligations thereon, and other shutdown costs. The Company paid the remaining severance and related components of the worldwide workforce reduction during the first quarter of 2008. The contract termination costs contain continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2014. At December 28, 2008, $0.3 million of continuing lease obligations related to the 2007 restructuring plan was included in the Company's Consolidated Balance Sheet.

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

        The Company developed a plan to integrate and restructure the operations of the acquired business to more closely align them with those of the Company and the plan was finalized during 2007. The plan included costs related to severance, facility lease and termination costs, and contract termination costs incurred as a direct result of these integration and restructuring efforts. The plan was be completed during the first quarter of 2008. As part of this restructuring, the Company closed the U.S. facility of the acquired business and transferred production out of this facility and mainly into one of the Company's existing low cost facilities, thereby reducing the workforce in the U.S. by approximately 150 employees during the year ended December 30, 2007. The Company closed one European facility of the acquired business and transferred production into the Company's existing European and Asian facilities, thereby reducing the workforce in Europe by approximately 170 employees during the first quarter of 2008.

        During the year ended December 30, 2007, the Company recorded a net adjustment to the restructuring liability and goodwill in the amount of $1.8 million related to a reduction in the severance liability of approximately $2.0 million and an increase in the liability related to facilities closure of

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

approximately $0.2 million. At December 28, 2008, the restructuring reserve included approximately $1.0 million of costs associated with the acquisition.

2005 Restructuring Costs

        During 2005, the Company implemented a restructuring plan, accounted for in accordance with SFAS No. 146, which included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. The facilities closure charge recorded during 2005 included $4.3 million of continuing lease obligations related to a North American facility. In accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities," the Company measured and recognized the additional liability for the fair value of the future payments remaining on the lease, offset by estimated sublease rents. The charge included amounts expected to be paid over the life of the lease which extends into 2011. At December 28, 2008, $2.3 million of continuing lease obligations related to the 2005 restructuring plan was included in the Company's Consolidated Balance Sheet.

Impairment of Fixed Assets

        The Company tests the recoverability of its long lived assets held for use whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." During 2008, the Company performed impairment reviews in accordance with SFAS No. 144 in response the Company's recent history of operating and cash flow losses. As a result of this impairment review, the Company determined that its long lived assets were not impaired as of December 28, 2008.

        During 2007, the Company performed impairment reviews in accordance with SFAS No. 144, to determine whether any of its long-lived assets were impaired as a result of restructuring plans implemented during 2007. The Company identified certain long-lived assets associated with the 2007 restructuring whose carrying value would not be recoverable from future cash flows, and recorded impairment charges of $1.2 million for these assets for the year ended December 30, 2007. These assets consisted of leasehold improvements, computer software, and manufacturing equipment at facilities whose operations were closed or downsized.

        During 2006, the Company performed impairment reviews in accordance with SFAS No. 144 to determine whether any of its long-lived assets were impaired. No long-lived asset impairments were recorded during the year ended December 31, 2006.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

NOTE 12. LONG-TERM DEBT

        At December 28, 2008 and December 30, 2007, long-term debt consists of the following (in millions):

	December 28, 2008	December 30, 2007
8% Senior Secured Convertible Notes, due 2013	$70.0	$—
Promissory Note (related party indebtedness)	—	50.0
Installment notes due through 2011, ranging from 2% to 6% as of December 28, 2008 and December 30, 2007	0.9	2.9

Total long-term debt	70.9	52.9
Less current portion	0.5	2.3

Total long-term debt, less current portion	$70.4	$50.6

        On March 6, 2008, the Company entered into an Amended and Restated Term Loan Agreement (the "Amended Loan Agreement") with PWER Bridge, pursuant to which the maturity date of the $50 million promissory note (the "PWER Bridge Note") issued by the Company to PWER Bridge, which was originally due on April 30, 2008, was extended to April 30, 2010. The original Term Loan Agreement was entered into in connection with the 2006 acquisition of the Power Electronics Group of Magnetek, Inc. In connection with obtaining the extension during the quarter ended March 30, 2008, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company also entered into a warrant agreement with PWER Bridge, pursuant to which the Company issued PWER Bridge warrants for 0.5 million shares which vested immediately upon the closing on March 6, 2008. The Warrants have an exercise price of $2.50 per share. The Company recorded the fair value of the Warrants of $0.6 million as an increase to Additional paid-in capital in the consolidated balance sheet. The fair value of the warrants was determined using the Black- Scholes valuation model, using a risk-free interest rate of 2.5%, a contract life of five years and a volatility factor of 60%. During the year ended December 28, 2008, the Company repaid the loan to PWER Bridge using proceeds from the issuance of 8% Senior Secured Convertible Notes described below. The Company recorded interest expense of approximately $0.9 million related to the write-off of unamortized debt discount costs and extension fees associated with the PWER Bridge loan.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms.

        The Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an initial conversion rate of 304.8780 shares of Common Stock per $1,000 in principal amount of the Notes (which is equivalent to an initial conversion price of approximately $3.28 per share), subject to certain adjustments set forth therein, including a potential reset to the conversion rate on June 18, 2009 if the average Common Stock price is lower than the initial conversion price during the five trading days preceding the reset date, which was subject to a conversion price floor and limitations on conversion under the rules of The Nasdaq Global Market. During the third fiscal quarter ended September 28, 2008, the Company's stockholders approved an increase in the number of shares of common stock that are potentially issuable upon conversion of the Notes, thus removing The Nasdaq Global Market restriction on the Company's ability to make in full the conversion rate adjustments otherwise contemplated by the terms of the Notes.

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

        In addition, on or after June 17, 2011, holders may require the Company to repurchase all or a portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest if the Company's ratio of total net debt to last twelve months' EBITDA exceeds 3.0x, measured as of the end of the preceding fiscal quarter. Holders may also require the Company to repurchase all or a portion of the Notes upon a fundamental change at a repurchase price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the repurchase date.

        The Notes contain customary representations and warranties, events of default and affirmative and restrictive covenants. Specifically, the Notes contain covenants that, in general, limit the repayment of certain indebtedness, the payment of dividends on, or repurchase of Common Stock, the granting of liens and the incurrence of indebtedness. Under the terms of the Indenture, the Company must also maintain certain financial ratios related to debt, cash and cash equivalents, and tangible net worth. At December 28, 2008, the Company was required to comply with financial covenants that limited its total debt to $115 million, required the Company's cash and cash equivalents to exceed $20 million, and required its tangible net worth to exceed $90 million. At the end of our second fiscal quarter of 2009, the Company will be required to comply with financial covenants that limit its total debt to $125 million, require that the Company's cash and cash equivalents exceed $25 million, and require tangible net worth to exceed $100 million. The Notes provide for events of default that would permit the trustee, or the holders of at least 25% in aggregate principal amount of the Notes then outstanding and the trustee to accelerate the maturity of the Notes upon, in general, failure to make payments thereon, failure to comply with conversion obligations, failure to timely comply with the covenants and agreements contained therein for a period of time after notice has been provided, certain events of

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

insolvency or dissolution, the occurrence of certain legal judgments against the Company, or the suspension from trading of the Common Stock for a certain period of time.

        The net proceeds received from the offering during the year ended December 28, 2008, after deducting the Initial Purchaser's discount and estimated offering expenses, which have been included as debt issue costs in other assets on the consolidated balance sheet, were approximately $74.9 million. The Company used the net proceeds to retire approximately $50.2 million of previously incurred acquisition indebtedness (including interest) provided by PWER Bridge, LLC.

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

        During the fourth fiscal quarter of the year ended December 28, 2008, the Company paid $5.5 million in cash to repurchase and extinguish $10 million of the 8% Senior Secured Convertible Notes. A gain on the extinguishment of debt of $3.9 million was recorded in the Company's consolidated statements of operations as a component of interest and other income (expense).

        The Company has certain long-term notes payable through fiscal year 2011 that were acquired through its 2006 acquisition. Amounts outstanding at December 28, 2008 were $0.9 million, bearing interest at 2%. Amounts outstanding at December 30, 2007 were $2.9 million and bearing interest at various rates ranging from 2% to 6% at a weighted average interest rate of 3.6%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At December 28, 2008 and December 30, 2007, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at December 28, 2008 are as follows:

Year Ending December 31,
2009	$0.5
2010	0.3
2011	0.1
2012	—
2013	70.0

Total	$70.9

NOTE 13. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in North America and Asia, and 2016 in Europe.

        Additionally, the Company also leases several vehicles with leases expiring in 2009.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        Future minimum lease payments for operating leases as of December 28, 2008 are as follows (in millions):

Years Ending December 31,	Operating Leases
2009	$5.3
2010	4.6
2011	3.2
2012	2.2
2013	1.6
2014 and thereafter	1.0

Total minimum lease payments	$17.9

        Total rent expense was approximately $5.0 million, $5.6 million, and $5.2 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Approximately $2.6 million of operating lease commitments above were reserved for in the restructuring charge accruals as of December 28, 2008. The Company intends to seek subleases for unused facilities.

        Legal Proceedings—The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        Power-One, Inc. v. Artesyn Technologies, Inc.—United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the case on reasonable terms allowing Artesyn to take a license to practice the infringed patent. The parties mutually agreed to an extension of time for Artesyn to file its appellate brief pending further informal discussions between the parties regarding potential settlement and licensing opportunities (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.—United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007 and originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas and placed before the same judge that handled the Power-One v. Artesyn Technologies matter. Power-One

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation.; however all proceedings in this action have been stayed pending resolution of the appeal in the Artesyn matter referenced above.

        SynQor, Inc. v Power-One, Inc, et. al.—United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, including invalidity and unenforceability of the applicable patents. Proceedings are in the discovery stage and trial has been set for December 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.—Labor Court, Arezzo, Italy. The former Managing Director of the Company's Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and agreements entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, near the time of the Company's acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006, and his contractual relationships with Magnetek, Inc. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss Mr. Canova's claim for monetary damages arising from his unfair dismissal on technical grounds. A further hearing on this case is scheduled for April 24, 2009.

        Other—During 2008, the Company received a claim from a customer related to an alleged product defect. Although such amounts claimed are material, the Company has concluded that it was not the cause of such defect and believes that the customer's claims are without merit. Management does not believe that the outcome of this claim will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

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

        In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the "2004 Plan") for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option exercise price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options and awards generally vest over four-year terms and have a maximum contractual life of 10 years. In April 2008, the Board of Directors approved certain amendments to this plan. The first amendment increased the individual award sub-limits from 0.5 million shares to 1.5 million shares, the maximum number of shares that may be subject to awards granted to any individual in a calendar year, and the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year, is now 1.5 million shares. The second amendment extended the Company's authority to grant new awards that are intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of our stockholders that occurs in 2013. None of these amendments increased the existing limits on the total number of shares that may be delivered or the limits on the total number of shares that may be delivered as so-called "full value awards". At December 28, 2008, approximately 1.6 million shares of common stock were available for future grants.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        Stock Awards—The Company has granted non-vested share units under its 1996 and 2004 stock incentive plans. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at January 1, 2006	1.2	$4.44
Awards granted	0.8	6.53
Awards vested and issued	(0.3)	4.46
Awards forfeited	—	—

Nonvested awards outstanding at December 31, 2006	1.7	$5.43

Awards granted	0.7	4.18
Awards vested and issued	(0.4)	4.86
Awards forfeited	(0.2)	5.70

Nonvested awards outstanding at December 30, 2007	1.8	$4.97

Awards granted	1.0	2.27
Awards vested and issued	(0.5)	2.26
Awards forfeited	(0.7)	4.55

Nonvested awards outstanding at December 28, 2008	1.6	$3.39

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Global Market of the Company's stock on the date the awards are granted. The awards generally vest over four years. As of December 28, 2008, there was $3.3 million of total unrecognized compensation cost related to nonvested stock awards granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At December 28, 2008, there were 0.8 million stock awards that were expected to vest with an aggregate intrinsic value of $0.9 million and a weighted average grant date fair value of $3.39 per share.

        For the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the fair value of the vested portion of non-vested share units and the stock compensation cost in the income statement related to these stock awards were as follows, in millions:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Total fair value of stock awards vested	$2.2	$2.3	$1.4
Stock compensation expense related to stock awards	$2.3	$2.7	$2.1

        Stock Options—Upon adoption of SFAS 123(R) at the beginning of fiscal 2006, the Company began estimating the value of employee stock options using the Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is impacted by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. In determining the fair value of the options, the Company used an estimated

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

forfeiture rate determined at the time of grant, which is revised as necessary if actual experience is different than estimated. The weighted-average assumptions were determined as follows:

  •
  The risk-free interest rate assumption was based on the return of US government bonds maturing at approximately the same time as the expected term of the options.

  •
  The expected volatility is based on the historical volatilities of the Company, selected guideline companies and factors applicable to the Company.

  •
  The expected term represents the weighted-average period the stock options are expected to remain outstanding. For "plain vanilla" stock options, the Company used the formula provided in SAB 107 ("simplified formula"), or the average of the time to vest plus contracted term, to estimate the expected term of the unvested options. Under SAB 107, employee share options generally differ from transferable, or tradable share options in that an employee cannot sell their share options and can only exercised them, therefore employees generally exercise their options before the end of their contractual term.

  •
  Under the Monte Carlo Simulation method, the expected stock return/discount rate was determined based on the yield to maturity of government bonds at the option grant date.

        The fair value of each option and stock appreciation right granted during the year ended December 28, 2008 was estimated on the date of grant using the Black-Scholes model. Certain options with market and/or performance conditions were estimated on the date of grant using the Monte Carlo Simulation method, with the assumptions shown below.

Year Ended December 28, 2008
Risk-free interest rate	3.2%
Volatility	60%
Expected term, years	6.7
Dividends	—
Expected stock return/discount rate	2.5%
Stock options granted, in millions	1.3
Stock appreciation rights granted, in millions	0.3

        There were no stock option grants during the years ended December 30, 2007 and December 31, 2006.

        For the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the total options available for exercise, the weighted average exercise price, the intrinsic value of stock options

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

exercised, and the stock compensation cost in the income statement related to stock options were as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Total options exercisable, in millions	4.9	7.5	8.7
Weighted average exercisable stock option exercise price	$9.84	$10.02	$9.94
Total intrinsic value of stock options exercised, in millions	$0.1	$1.4	$2.7
Stock compensation expense related to stock options, in millions	$0.3	$0.3	$0.7

        As the Company is currently in a net operating loss position and has net operating loss carryforwards, there is no net impact on the Company's APIC pool related to stock-based compensation for the years ended December 28, 2008 and December 30, 2007.

        As of December 28, 2008, there was $0.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        During the years ended December 28 2008, December 30 2007, and December 31, 2006, the following activity related to stock option and stock appreciation rights occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)					(in millions)
Options outstanding—January 1, 2006	10.4	$0.34 - $82.22	$9.48
Options granted	—	—	—	—
Options exercised	(0.9)	$0.34 - $ 6.48	$3.92
Options forfeited	(0.6)	$2.32 - $23.75	$12.33

Options outstanding—December 31, 2006	8.9	$0.50 - $82.22	$9.82
Options granted	—	—	—	—
Options exercised	(0.4)	$0.50 - $ 6.75	$2.87
Options forfeited	(1.0)	$2.05 - $82.22	$11.59

Options outstanding—December 30, 2007	7.5	$2.05 - $82.22	$10.01
Options granted	1.6	$1.23 - $ 2.38	$2.09	$1.21
Options exercised	(0.1)	$ 2.05	$2.05
Options forfeited	(2.6)	$2.05 - $82.22	$10.45

Options outstanding—December 28, 2008	6.4	$1.23 - $82.22	$8.05		4.13 yrs	—

Options exercisable—December 28, 2008	4.9		$9.84		2.72 yrs	—

Options vested and expected to vest—December 28, 2008	5.2		$9.43		2.92 yrs	—

        The following table summarizes information regarding options outstanding at December 28, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 1.23 - $ 2.37	0.7	9.65 yrs	$1.80	—	—
$ 2.38 - $ 5.76	1.5	6.44 yrs	$3.42	0.7	$4.49
$ 5.77 - $ 5.77	0.8	2.16 yrs	$5.77	0.8	$5.77
$ 5.78 - $ 9.11	0.9	2.42 yrs	$6.76	0.9	$6.76
$ 9.12 - $ 9.12	0.9	4.63 yrs	$9.12	0.9	$9.12
$ 9.13 - $20.00	1.0	1.38 yrs	$12.43	1.0	$12.43
$20.01 - $82.22	0.6	1.07 yrs	$22.99	0.6	$22.99

$ 1.23 - $82.22	6.4	4.13 yrs	$8.05	4.9	$9.84

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        During the years ended December 28 2008, December 30 2007, and December 31, 2006, the Company received cash of $0.3 million, $1.3 million, and $3.6 million, respectively, from the exercise of stock options granted under its stock options plans.

        On February 19, 2008, Richard J. Thompson was appointed as the Company's Chief Executive Officer. Pursuant to his Employment Agreement, Mr. Thompson was granted 0.5 million non-vested share units, 0.5 million stock options and 0.3 million stock appreciation rights. The non-vested share units, stock options and stock appreciation rights were each granted pursuant to written award agreements and are scheduled to vest over a four-year term. The stock options and stock appreciation rights are scheduled to become 100% vested on the anniversary of the fourth year. However, the stock options and stock appreciation rights will vest earlier if certain market and performance conditions are achieved. The Company expects to settle the stock appreciation rights in shares of its common stock. During the year ended December 28, 2008, the Company recorded an immaterial amount of stock compensation expense related to these non-vested share units, stock options and stock appreciation rights. The stock compensation expense related to the non-vested share units is included in the table above in the caption "Stock compensation expense related to non-vested share units."

        During the year ended December 28, 2008, the Company's Board of Directors approved an amendment to the stock options and non-vested share units previously granted to the Company's former Chief Executive Officer as part of the "Employment Separation and General Release Agreement" dated March 18, 2008, extending the exercise term of certain of his vested stock options and non-vested share units for approximately one year. The Company recorded approximately $0.1 million in compensation expense related to the stock option and award modifications during the year ended December 28, 2008.

        During the year ended December 30, 2007, the Company's Board of Directors approved an amendment to the stock options previously granted to the Company's former Chairman of the Board, who is currently a member of the Board of Directors, extending the exercise term of most of his vested stock options for approximately one year. The Company recorded approximately $0.2 million in compensation expense related to the stock option modification during the year ended December 30, 2007.

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. The plan qualifies for non-compensatory status because it meets the following criteria: all full-time employees are able to participate in the plan, the stock is offered equally to all eligible employees, the purchase right is limited to a reasonable time period, and the discount from the market price of the stock is reasonable and in compliance with Section 423 of the Internal Revenue Code. No compensation cost is recognized for shares issued under this plan. Substantially all of the Company's domestic employees may contribute from two to eight percent of their qualified earnings toward the purchase of the Company's common stock. Through the year ended January 1, 2006, the plan provided the participants the opportunity to purchase shares at 85% of the fair market value on the first or last day of each six-month offering period, whichever was lower. Effective January 1, 2006, the plan provided the participants the opportunity to purchase shares at 95% of the fair market value on the last day of the respective offering period. The offering periods generally run from January 1 through June 30 and July 1 through December 31. At each of the years ended December 28, 2008, December 30, 2007, and December 31, 2006 there were approximately 0.5 million shares issued cumulatively under this plan. During the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the Company

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

received cash of approximately $0.1 million, $0.1 million, and $0.2 million, respectively, for shares issued under the plan. The plan expired January 1, 2008.

NOTE 15. BUSINESS GEOGRAPHICAL LOCATIONS AND PRODUCT LINE REVENUE

        The Company has manufacturing and/or research and development operations in the United States, Dominican Republic, Slovakia, Italy, China, and Switzerland. The following table summarizes the Company's revenues and long-lived assets in different geographic locations by product line (in millions):

	Years Ended
	December 28, 2008			December 30, 2007			December 31, 2006
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)
North America	$139.9	$13.3	$153.2	$152.2	$10.9	$163.1	$109.0	$12.7	$121.7
Italy	21.0	46.6	67.6	57.7	0.2	57.9	15.4	—	15.4
Other European countries	95.7	90.6	186.3	78.1	76.7	154.8	59.1	54.2	113.3
Asian countries	83.7	28.5	112.2	91.7	21.3	113.0	58.9	14.0	72.9
Other	9.8	8.4	18.2	9.1	13.7	22.8	4.6	10.1	14.7

Total	$350.1	$187.4	$537.5	$388.8	$122.8	$511.6	$247.0	$91.0	$338.0

(a)
Revenues are attributable to countries based on location of customer. Other Middle East countries have been reclassified out of Asian countries and into the Other category.

	December 28, 2008	December 30, 2007
Long-Lived Assets:
United States	$39.1	$44.1
Italy	52.5	57.2
Switzerland	17.0	16.8
Dominican Republic	8.5	10.0
China	9.1	7.4
Slovakia	6.8	6.6
Other	1.7	3.5

Total	$134.7	$145.6

NOTE 16. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of December 28, 2008 and December 30, 2007.

        In accordance with Italian law, the Company has an unfunded severance plan under which all employees in Italy are entitled to receive severance indemnities (Trattamento di Fine Rapporto or

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

"TFR") upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with EITF 88-I, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan ("approach 1")." The severance indemnities accrue approximately at the rate of 1/12 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of employment for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service. Prior to July 2007, the Company was required to accrue for these liabilities and pay the respective amounts to employees upon termination. Beginning July 2007, the Company is required to remit these severance indemnities to the government at the time in which the funds are accrued. At December 28, 2008 and December 30, 2007, the Company had recorded in other long-term liabilities in its consolidated balance sheets approximately $9.0 million and $9.9 million, respectively, related to these severance indemnities. The Company recorded expense related to the severance indemnities of approximately $1.6 million, $1.2 million and $0.1 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

        The Company has a 401(k) retirement savings plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.5 million, $0.7 million, and $0.7 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

NOTE 17. RESEARCH AND DEVELOPMENT

        Research and development expenses were $23.7 million, $27.2 million, and $21.7 million, for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

NOTE 18. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
United States	$(17.8)	$(38.2)	$(24.8)
Non-United States	(2.6)	4.2	9.4

Total	$(20.4)	$(34.0)	$(15.4)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current:
Federal	$—	$—	$—
State	0.1	—	—
Foreign	1.0	3.0	0.8

Total current	1.1	3.0	0.8
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1.3)	(0.6)	(1.5)

Total deferred	(1.3)	(0.6)	(1.5)

Provision (benefit) for income taxes	$(0.2)	$2.4	$(0.7)

        For the years ended December 28, 2008 and December 30, 2007, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended
	December 28, 2008			December 30, 2007
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.5	$0.1	$—	$0.5	$0.1	$—
Sales discount reserve	1.0	0.2	—	1.0	0.2	—
Bad debt reserve	0.2	—	1.1	0.3	0.1	1.0
Inventory reserve	2.1	0.4	0.9	1.4	0.2	1.7
Warranty reserve	0.6	0.1	0.1	0.5	0.1	—
Restructuring allowance	0.9	0.2	—	1.7	0.3	—
Other	0.3	0.1	1.3	1.3	0.2	0.2

Subtotal	5.6	1.1	3.4	6.7	1.2	2.9
Valuation allowance	(5.6)	(1.1)	(1.5)	(6.7)	(1.2)	(1.2)

Total current	—	—	1.9	—	—	1.7
Non-current:
NOL	103.9	9.1	17.2	109.1	7.3	21.0
Intangible assets	1.0	4.5	(1.6)	2.4	4.3	(1.7)
Fixed assets	0.9	(0.2)	(2.9)	(0.2)	(0.3)	(3.4)
Other	(1.1)	0.8	—	(2.1)	1.4	(0.1)

Subtotal	104.7	14.2	12.7	109.2	12.7	15.8
Valuation allowance	(104.7)	(14.2)	(16.3)	(109.2)	(12.7)	(20.6)

Total non-current	—	—	(3.6)	—	—	(4.8)

Net deferred income tax liabilities	$—	$—	$(1.7)	$—	$—	$(3.1)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        The Company records a valuation allowance against its deferred income tax assets in accordance with SFAS 109 when, in management's judgment, the deferred income tax assets will likely not be realized in the foreseeable future. For the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the Company recorded valuation allowances against deferred income tax assets of $6.8 million, $14.9 million and $11.2 million, respectively.

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended
	December 28, 2008		December 30, 2007		December 31, 2006
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(7.1)	(35)%	$(11.9)	(35)%	$(5.4)	(35)%
State taxes, net of federal benefit	0.7	4	0.1	—
Foreign income taxed at different rates	0.7	3	0.9	3	(2.6)	(17)
Non-deductible goodwill	0.2	1	0.5	1	0.5	3
Tollgate tax refund	—	—	—	—	(1.6)	(11)
Other	1.4	7	2.8	6	—	—
Valuation allowance	3.9	19	10.0	32	8.4	55

	$(0.2)	(1)%	$2.4	7%	$(0.7)	(5)%

        As of December 31, 2008, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state income tax purposes of approximately $306 million and $104 million, respectively. These operating loss carry-forwards expire in various years beginning in 2021 and 2013, respectively. The Company also has foreign NOLs in various countries totaling approximately $68 million.

        The Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" on January 1, 2007. As a result of the adoption, the Company recognized an increase of approximately $2.2 million in liability for unrecognized tax benefits including interest and penalties, which were accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2.1
Additions based on tax positions related to current year	—
Changes due to foreign currency fluctuations	0.1

Balance at December 30, 2007	$2.2
Changes in prior year positions	(0.4)

Balance at December 28, 2008	$1.8

        The total amount of unrecognized tax positions that would impact the effective tax rate was approximately $2.3 million at December 28, 2008 and includes $0.5 million of interest and penalties. The total amount of unrecognized tax positions that would impact the effective tax rate was approximately $3.2 million at December 30, 2007 and includes $1.0 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

        The liability related to unrecognized tax benefits included accrued interest of approximately $0.3 million at December 28, 2008 and December 30, 2007. The liability related to unrecognized tax benefits included accrued penalties of approximately $0.2 million and $0.7 million at December 28, 2008 and December 30, 2007, respectively. Interest included in income tax provision in the Company's consolidated statement of operations was $0.1 million for both years ending December 28, 2008 and December 30, 2007. No penalties were recorded to the income tax provision for the years ended December 28, 2008 and December 30, 2007. No amounts for interest and penalties were recorded during the year ended December 31, 2006.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at December 28, 2008. During 2007, the Company determined that in certain of its 2006 income tax filings it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company has filed the related amended tax returns and believes it will receive reasonable cause relief with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties or interest with respect to these items.

        The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2005 through 2007, and the statutes of limitation in state jurisdictions remain open in general from tax years 2004 through 2007. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2007. Based upon the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that one or more of these audits may be finalized in the foreseeable future. However, based upon the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, we cannot reasonably estimate the impact of any amount of changes resulting there from in the next 12 months to previously recorded uncertain tax positions. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

NOTE 19. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended
	December 28, 2008			December 30, 2007			December 31, 2006
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net loss	$(17.5)			$(36.4)			$(14.6)
Basic and Diluted shares outstanding		87.6			87.1			86.1

Basic and Diluted loss per share	$(17.5)	87.6	$(0.20)	$(36.4)	87.1	$(0.42)	$(14.6)	86.1	$(0.17)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents, consisting of incentive stock options, non-qualified stock options and restricted stock awards outstanding during the periods using the treasury stock method and convertible debt using the if-converted method. Due to the Company's net loss in each of the years ended December 28, 2008, December 30, 2007 and

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

December 31, 2006, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted earnings per share.

        Had the Company been in a net income position for the respective periods, weighted average common share equivalents of 0.2 million, 0.8 million and 2.0 million which were outstanding during the years ending December 28, 2008, December 30, 2007 and December 31, 2006 would have been dilutive.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the years ending December 28, 2008, December 30, 2007 and December 31, 2006 were 8.9 million, 7.2 million, and 4.7 million, respectively. The weighted average common share equivalents outstanding related to the convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the year ended December 28, 2008 would be anti-dilutive was 12.9 million shares.

NOTE 20. RELATED PARTY TRANSACTIONS

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $2.7 million, $5.7 million, and $1.0 million of interest expense in its consolidated statements of operations related to PWER Bridge, LLC during the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. During the year ended December 28, 2008, the Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest accrued.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.3% of the Company's outstanding common stock as reported on Schedule 13D filed June 25, 2008. Mr. Stephens also owns 100% of Stephens Insurance. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the years ended December 28, 2008, December 30, 2007, and December 31, 2006.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated balance sheet as other assets under the equity method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during March 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with $0.4 million dividend receivable related to a declared dividend not yet paid, and approximately $1.2 million related to the Company's share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statements of operations.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007 AND DECEMBER 31, 2006

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

        No revenue was recognized related to the joint venture during the years ended December 28, 2008, December 30, 2007 and December 31, 2006. The Company paid $18.1 million, $7.9 million, and $8.7 million for inventory purchased from the joint venture during the years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. At December 28, 2008 and December 30, 2007, the Company owed the joint venture approximately $12.0 million and $5.3 million, respectively.

        Gayla J. Delly, a former member of the Company's Board of Directors and former Chairman of the Audit Committee who resigned her positions effective November 14, 2008, is the President of Benchmark Electronics, a contract manufacturer that buys the Company's products. During the years ended December 28, 2008, December 30, 2007, and December 31, 2006, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $5.3 million, $2.6 million and $1.2 million, respectively. At December 28, 2008 and December 30, 2007, Benchmark Electronics owed the Company $1.4 million and $0.7 million, respectively.

        In accordance with the policies and procedures adopted by the Board of Directors with respect to related party transactions, any transaction, arrangement or relationship in which the Company or any of its subsidiaries is a party, and in which a related person as defined in the instructions to Item 404(a) of Regulation S-K has a direct or indirect material interest, is subject to (i) approval or ratification by the Audit Committee, or (ii) approval by the disinterested members of the Board of Directors, in each case after having determined that the proposed transaction is not inconsistent with the best interests of the Company and its shareholders. At the Audit Committee's first meeting of each fiscal year, or as soon thereafter as practicable, the Committee evaluates any continuing transactions with related parties that involve receivables of more than $120,000 to determine if it is in the best interests of the Company and its shareholders to continue, modify or terminate the transaction.

        Related party transactions are disclosed in the Company's filings with the Securities Exchange Commission as and when required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. Regardless of any reporting or disclosure obligation pursuant to applicable laws and regulations, all transactions with related parties are disclosed to the Audit Committee and material transactions with related parties are disclosed to the Board of Directors. During the fiscal year ended December 28, 2008 no transactions were required to be reported under Item 404(a) of Regulation S-K that were not subject to the Company's written policies and procedures or with respect to which the policies and procedures were not followed.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2008 AND 2007 QUARTERS (Unaudited)

(In millions, except per share data)

	2008 Quarters Ended
	Mar. 30	Jun. 29	Sept. 28	Dec. 28(1)
Net sales	$117.8	$149.3	$140.1	$130.3
Gross profit	21.3	30.6	29.9	28.8
Income (loss) from operations	(11.8)	(0.6)	0.1	(0.1)
Net income (loss)	(13.6)	(3.9)	(1.7)	1.7
Diluted earnings (loss) per share	(0.16)	(0.04)	(0.02)	0.02

	2007 Quarters Ended
	Apr. 1	Jul. 1	Sept. 30	Dec. 30
Net sales	$124.0	$123.8	$131.5	$132.3
Gross profit	23.9	25.8	27.6	27.8
Loss from operations	(10.6)	(9.5)	(4.4)	(4.0)
Net loss	(12.3)	(11.1)	(6.5)	(6.5)
Diluted loss per share	(0.14)	(0.13)	(0.07)	(0.07)

(1)
During the fourth quarter of 2008, the Company recorded a $3.9 million net gain on extinguishment of debt related to the extinguishment of $10 million of its 8% Senior Secured Convertible Debt.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED DECEMBER 28, 2008, DECEMBER 30, 2007, AND

DECEMBER 31, 2006

(In millions)

Descriptions	Balance at Beginning of Period	Acquired Balances(1)	Charged to Costs and Expenses(2)	Deductions(3)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended
December 28, 2008	$5.5	$—	$1.3	$(1.2)	$(0.3)	$5.3
December 30, 2007	6.9	—	0.1	(1.9)	0.4	5.5
December 31, 2006	3.7	3.7	—	(0.9)	0.4	6.9
Accrued sales discounts and returns:
Year ended
December 28, 2008	$1.3	$—	$9.8	$(9.7)	$—	$1.4
December 30, 2007	1.9	—	8.9	(9.5)	—	1.3
December 31, 2006	1.6	—	13.0	(12.7)	—	1.9
Deferred tax asset valuation allowance:
Year ended
December 28, 2008	$151.6	$—	$6.8	$(10.9)	$(4.1)	$143.4
December 30, 2007	134.5	—	14.9	(0.1)	2.3	151.6
December 31, 2006	123.7	—	11.2	(1.7)	1.3	134.5

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

(3)
For the allowance for doubtful accounts, represents write off of bad debt. For the accrued sales discounts and returns, represents products returned from and discounts granted to customers. For the deferred tax asset valuation allowance, represents the utilization of previously reserved deferred tax assets. During 2007, the Company determined that in certain of its 2006 income tax filings it inadvertently omitted information regarding the restructuring of certain foreign operations. The Company has filed the related amended tax returns and believes it will receive reasonable cause relief with respect to the late submission of the omitted information. Accordingly, the Company has not accrued any taxes, penalties or interest with respect to these items. As a result of these amended filings, the Company reduced its net operating loss carryforwards and corresponding valuation allowances in the appropriate jurisdictions.

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
4.3(g)	Certificate of Designations of Junior Participating Preferred Stock of the Company
4.4(s)	Indenture dated as of June 17, 2008, between Power-One, Inc., and The Bank of New York Trust Company, N.A., as Trustee
4.5(s)	Form of 8% Senior Secured Convertible Note
10.1(e)	Form of Indemnification Agreement between the Company and its directors, executive officers and certain other officers
10.2(h)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(i)	Employee Stock Purchase Plan
10.4(j)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.7(l)	Power-One 2004 Stock Incentive Plan, dated May 4, 2004
10.11(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for new non-employee director
10.12(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for continued service as a non-employee director
10.13(e)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for employee award
10.14(r)	Power-One, Inc. 2004 Stock Incentive Plan, as amended
10.15(m)	Purchase and Sale Agreement dated as of September 28, 2006 by and between Magnetek, Inc. and Power-One, Inc.
10.16(m)	Term Loan Agreement dated as of September 28, 2006 by and between Power-One, Inc. and PWER Bridge, LLC
10.17(m)	Form of Promissory Note in the amount of $50,000,000 to be issued by Power-One, Inc. to PWER Bridge, LLC
10.18(n)	Senior Executive Change in Control Agreement
10.19(n)	Executive Change in Control Agreement

Description
10.20(o)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson
10.21(o)	Stock Unit Award Agreement for Richard J. Thompson, dated as of February 18, 2008
10.22(o)	Notice of Grant of Stock Option and Terms and Conditions of Richard J. Thompson Stock Option, dated as of February 18, 2008
10.23(o)	Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Richard J. Thompson Stock Appreciation Rights, dated as of February 18, 2008
10.24(p)	Amended and Restated Term Loan Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC
10.25(p)	Amended and Restated Form of Promissory Note in the amount of $50,000,000 issued by Power-One, Inc. on behalf of PWER Bridge, LLC
10.26(p)	Security Agreement, dated as of March 6, 2008 among Power-One, Inc. and its subsidiaries named therein, and PWER Bridge, LLC
10.27(p)	Warrant Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge LLC
10.28(p)	Form of Warrant to purchase up to 2,000,000 shares of common stock of Power-One, Inc.
10.29(p)	Registration Rights Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC
10.30(q)	Employment Separation and General Release Agreement, dated as of March 18, 2008, between Power-One, Inc. and William T. Yeates
10.31(s)	Purchase Agreement dated as of June 12, 2008 between Power-One, Inc., and Lehman Brothers, Inc., as initial purchaser of the 8% Senior Secured Convertible Notes
10.32(s)	Pledge and Security Agreement dated as of June 17, 2008 among Power-One, Inc. and its subsidiaries named therein and The Bank of New York Trust Company, N.A., as collateral agent.
10.33(t)	Employment Letter, dated as of July 31, 2008, between Power-One, Inc. and Linda C. Heller
10.34(u)	Employment Separation and General Release Agreement, dated as of August 19, 2008, between Power-One, Inc. and Jeffrey J. Kyle
10.35(v)	Employment Separation and General Release Agreement, dated as of October 1, 2008, between the Company and Brad Godfrey.
10.36(v)	Employment Offer Letter effective as of September 29, 2008, between the Company and Neil Dial
10.37(v)	Notice of Grant of Stock Option and Terms and Conditions of Neil Dial Stock Option, dated as of September 29, 2008
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer

Description
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

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

(q)
Previously filed as an exhibit to the Current Report on Form 8-K filed on March 21, 2008.

(r)
Previously filed as an exhibit to the Current Report on Form 8-K filed on April 28, 2008.

(s)
Previously filed as an exhibit to the Current Report on Form 8-K filed on June 18, 2008.

(t)
Previously filed as an exhibit to the Current Report on Form 8-K filed on August 5, 2008.

(u)
Previously filed as an exhibit to the Current Report on Form 8-K filed on August 21, 2008.

(v)
Previously filed as an exhibit to the Current Report on Form 8-K filed on October 1, 2008