Form 10-Q
period 2009-03-29
POWER ONE INC
filed 2009-05-07
CIK 1042825

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is considered a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 1, 2009, 87,973,870 shares of the Registrant's $0.001 par value common stock were outstanding.

 POWER-ONE, INC.
INDEX

 PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
NET SALES	$97,840	$117,758
COST OF GOODS SOLD	83,975	96,432

GROSS PROFIT	13,865	21,326
EXPENSES:
Selling, general and administrative	13,186	20,214
Engineering and quality assurance	7,508	12,028
Amortization of intangible assets	402	868
Restructuring costs	1,131	—
Goodwill impairment	56,999	—

Total expenses	79,226	33,110

LOSS FROM OPERATIONS	(65,361)	(11,784)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	205	218
Interest expense	(2,125)	(1,971)
Gain on extinguishment of debt	3,100	—
Other income (expense), net	2,014	(1,718)

Total interest and other income (expense), net	3,194	(3,471)

LOSS BEFORE INCOME TAXES	(62,167)	(15,255)
BENEFIT FOR INCOME TAXES	(852)	(440)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(61,315)	(14,815)
EQUITY IN EARNINGS OF JOINT VENTURE	141	1,176

NET LOSS	$(61,174)	$(13,639)

BASIC AND DILUTED LOSS PER SHARE	$(0.70)	$(0.16)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	87,865	87,393

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	March 29, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,404	$28,414
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,764 at March 29, 2009; $5,331 at December 28, 2008	111,181	143,093
Other	5,901	2,698
Inventories	88,833	101,608
Deferred income taxes	3,203	2,723
Prepaid expenses and other current assets	7,994	8,314

Total current assets	245,516	286,850
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $81,347 at March 29, 2009; $81,169 at December 28, 2008	51,420	55,381
GOODWILL	—	59,027
OTHER INTANGIBLE ASSETS, net	19,496	20,284
OTHER ASSETS	7,135	7,417

TOTAL	$323,567	$428,959

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$22,526	$26,949
Accounts payable	79,161	100,658
Restructuring reserve	2,630	3,651
Long-term debt, current portion	199	472
Other accrued expenses	25,090	26,544

Total current liabilities	129,606	158,274
DEFERRED INCOME TAXES	4,927	4,661
LONG-TERM DEBT	63,305	70,425
OTHER LIABILITIES	9,479	11,380
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 87,942 and 87,801 shares issued and outstanding at March 29, 2009 and December 28, 2008, respectively	88	88
Additional paid-in capital	618,822	618,255
Accumulated other comprehensive income	32,283	39,645
Accumulated deficit	(534,943)	(473,769)

Total stockholders' equity	116,250	184,219

TOTAL	$323,567	$428,959

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,174)	$(13,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,846	5,052
Undistributed earnings of joint venture	(141)	—
Goodwill impairment	56,999	—
Stock compensation	583	646
Exchange (gain) loss	(3,720)	958
Deferred income taxes	(281)	(698)
Net gain on debt extinguishment	(3,100)	—
Net loss on disposal of property and equipment	17	1
Changes in operating assets and liabilities:
Accounts receivable, net	25,104	14,101
Inventories	10,945	(7,400)
Prepaid expenses and other current assets	118	(767)
Accounts payable	(18,732)	(5,659)
Other accrued expenses	(577)	237
Restructuring reserve	(967)	(1,116)
Other liabilities	(1,785)	205

Net cash provided by (used) in operating activities	7,135	(8,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	—	(45)
Proceeds from available for sale investments	—	1,803
Acquisition of property & equipment	(959)	(3,488)
Proceeds from sale of property and equipment	6	—
Other assets	(190)	(838)

Net cash used in investing activities	(1,143)	(2,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	(3,089)	3,339
Debt issue costs on related party indebtedness	—	(500)
Repayments of borrowings on long-term debt	(3,979)	(744)
Issuance of common stock, net of tax	(18)	—

Net cash provided by (used in) financing activities	(7,086)	2,095

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,084	914

DECREASE IN CASH AND CASH EQUIVALENTS	(10)	(7,638)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,414	28,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,404	$20,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,003	$1,766
Income taxes	$205	$147

See notes to unaudited consolidated condensed financial statements.

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the quarter ended March 30, 2008, the Company recorded the fair value of $0.6 million related to the warrants issued pursuant to a Warrant Agreement dated as of March 6, 2008 between the company and PWER Bridge, LLC. The warrants were issued in connection with the $50 million PWER Bridge loan extension and were recorded as a discount on the Indebtedness to related parties and an increase to Additional paid-in capital.

        During the quarter ended March 29, 2009, the Company recorded approximately $0.1 million in "Equity in earnings of joint venture" in the consolidated statements of operations related to the Company's share in the earnings from the joint venture for which it holds a minority interest.

        During the quarter ended March 29, 2009, the company paid $3.6 million plus accrued interest to repurchase and extinguish $7 million of its 8% Senior Secured Convertible Notes. The Company recorded a net gain of $3.1 million related to the extinguishment of debt in its consolidated statements of operations.

        During the quarters ended March 29, 2009 and March 30, 2008, an additional $0.6 million of property and equipment had been purchased but not yet paid.

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
NET LOSS	$(61,174)	$(13,639)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on investment securities	—	(7)
Foreign currency translation adjustment	(7,362)	12,983

COMPREHENSIVE LOSS	$(68,536)	$(663)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill and intangible asset valuation, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.

        The balance sheet at December 28, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.'s ("the Company") Form 10-K for the year ended December 28, 2008.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month periods ended March 29, 2009 and March 30, 2008 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008. The Company determined that EITF 08-6 does not currently have a material impact on its financial statements.

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

December 15, 2008, with early adoption prohibited. The implementation of EITF 08-7 does not currently have a material impact on the Company's financial statements.

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

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." This FSP specifies that issuers that have convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued in fiscal years (and interim periods) beginning after December 15, 2008, and should be applied retrospectively to all past periods presented even if the instrument has matured, has been converted, or has otherwise been extinguished as of the FSP's effective date. The Company determined that FSP APB 14-1 does not currently have a material impact on its financial statements as its existing convertible debt instruments do not fall within the scope of FSP APB 14-1.

        In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 142-3 ("FSP No. 142-3") "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" to include an entity's historical experience in renewing or extending similar arrangements, adjusted for entity-specific factors, even when there is likely to be "substantial cost or material modifications." FSP No. 142-3 states that in the absence of historical experience an entity should use assumptions that market participants would make regarding renewals or extensions, adjusted for entity-specific factors. The guidance for determining the useful life of intangible assets included in this FSP will be applied prospectively to intangible assets acquired after the effective date of fiscal years beginning after December 15, 2008. The Company has determined that FSP No. 142-3 does not currently have a material impact on its financial statements.

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

December 29, 2008. The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once applied, but the effect is dependent upon acquisitions at that time.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 157 for the financial assets and liabilities recognized at fair value on a recurring and non-recurring basis effective December 31, 2007. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. In October 2008, the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset in a Market that is Not Active." FSP 157-3 clarifies the application of FAS 157 in an inactive market and was effective upon issuance. The Company determined that SFAS No. 157, FSP 157-2 and FSP 157-3 do not currently have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company is in the process of evaluating the impact, if any, of FSP 157-4 on its consolidated financial statements.

        In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009.

NOTE 3—INVESTMENTS

        Equity Investments—The Company has an investment in a joint venture in China which is included on the Company's consolidated condensed balance sheets and is accounted for using the equity method. During the quarter ended March 29, 2009, the Company recorded equity in earnings in joint venture of $0.1 million in its consolidated condensed statement of operations. During the three months ended March 30, 2008, the Company received a dividend of approximately $1.2 million, representing a return on its investment in the joint venture. See Note 13.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	March 29, 2009	December 28, 2008
Raw materials	$60.6	$74.4
Subassemblies-in-process	6.4	5.9
Finished goods	21.8	21.3

	$88.8	$101.6

        The Company considers historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the quarters ended March 29, 2009 and March 30, 2008 the Company wrote off approximately $5.9 million and $1.9 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	March 29, 2009
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	—	$11.4

Amortizable intangibles
Product technology	5.6	3.3	2.3	13
Customer relationships	5.5	1.9	3.6	7
Other	6.3	4.1	2.2	17

Subtotal	17.4	9.3	8.1	13

Total	$28.8	$9.3	$19.5

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 28, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.0	$—	$59.0
Trade name	11.4	—	11.4

Subtotal	70.4	—	70.4

Amortizable intangibles
Product technology	5.7	3.2	2.5	13
Customer relationships	10.4	6.4	4.0	8
Other	6.4	4.0	2.4	17

Subtotal	22.5	13.6	8.9	12

Total	$92.9	$13.6	$79.3

        The changes in the carrying amount of goodwill for the three months ended March 29, 2009 is as follows (in millions):

March 29, 2009
Beginning balance	$59.0
Decrease related to impairment charge	(57.0)
Changes due to foreign currency fluctuations	(2.0)

Ending balance	$—

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the quarter ended March 29, 2009, the Company tested its goodwill for impairment in accordance with SFAS No. 142 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in SFAS 142 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated condensed statements of operations for the quarter ended March 29, 2009.

        Total amortization expense for the three months ended March 29, 2009 and March 30, 2008 was $0.5 million, and $1.0 million, respectively. Of the $0.5 million of expense recorded during the three months ended March 29, 2009, $0.4 million was recorded as amortization of intangibles and

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

$0.1 million recorded as cost of goods sold. Of the $1.0 million of amortization expense recorded during the three months ended March 30, 2008, $0.9 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2009 through 2013 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2009 (nine months)	$1.3
2010	1.7
2011	1.5
2012	1.3
2013	1.2

Total	$7.0

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	March 29, 2009	December 28, 2008
Revolving credit facilities	$17.3	$21.2
Secured credit facility	5.2	5.7

Total credit facilities	$22.5	$26.9

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $31.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 29, 2009, the total outstanding balance on all credit facilities was $22.5 million at a weighted average interest rate of 6.6%, and $1.7 million was committed to guarantee letters of credit. After consideration of these commitments, $7.0 million of additional borrowing capacity was available to the Company as of March 29, 2009. At December 28, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 6.8%, and $1.8 million was committed to guarantee letters of credit. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

        At March 29, 2009, $21.8 million of the total $22.5 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $16.6 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 6.7% at March 29, 2009.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE (Continued)

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $5.2 million at March 29, 2009 and bore interest at the EURIBOR plus one and one-half percent (6.9% at March 29, 2009). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At March 29, 2009, this subsidiary was not in compliance with these financial covenants. The $5.2 million outstanding balance under this credit agreement has been classified under current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

        The remaining $0.7 million balance outstanding under credit facilities is held by another European subsidiary of the Company and bore interest of 2.3% at March 29, 2009. The credit agreement requires the Company's subsidiary to provide certain financial reports to the lender, which have been provided, but does not require compliance with any financial covenants.

NOTE 7—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the three months ended March 29, 2009 and March 30, 2008 is presented below, in millions:

	Three Months Ended
	March 29, 2009	March 30, 2008
Balance, beginning of period	$4.0	$3.1
Charges and costs accrued	0.8	0.9
Less repair costs incurred	(0.6)	(0.8)
Changes due to foreign currency	(0.1)	0.1

Balance, end of period	$4.1	$3.3

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—RESTRUCTURING COSTS

        A summary of the restructuring reserve activity during the three months ended March 29, 2009 is as follows:

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 28, 2008	$0.9	$2.8	$3.7
Adjustment to workforce reduction liability	1.1	—	1.1
Applications of reserve	(1.7)	(0.4)	(2.1)
Changes due to foreign currency fluctuations	(0.1)	—	(0.1)

Balance at March 29, 2009	$0.2	$2.4	$2.6

        On February 5, 2009, the Company announced its plan to reduce its global headcount by approximately 1,000, or 22% of the workforce. During the quarter ended March 29, 2009, the Company recorded restructuring charges of $1.1 million for the workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits for approximately 1,000 terminated employees. The Company paid the majority of severance and related components of the restructuring reserve during the quarter with the remaining portion expected to be paid out during the second quarter of 2009. All restructuring charges have been and will be settled with cash.

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company developed and implemented a plan to exit certain activities of the acquired business. The Company's plan included the integration and restructure of the operations of the acquired business in order to more closely align the Company's consolidated operations. The plan included costs related to severance, facility lease costs and termination, and contract termination costs that were incurred as a direct result of these integration and restructuring efforts. During the quarter ended March 29, 2009, approximately $0.9 million in severance liabilities and $0.1 million in facility closure costs were paid out related to this plan and there were none remaining at March 29, 2009.

        The restructuring liabilities related to facilities closure include $2.1 million and $0.3 million continuing lease obligations incurred during 2005 and 2007, respectively, upon consolidation of the Company's North American facilities. The 2005 and 2007 liabilities are expected to be paid over the life of the leases, which extend into 2011 and 2014, respectively. All restructuring charges have been and will be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	March 29, 2009	December 28, 2008
8% Senior Secured Convertible Notes, due 2013	$63.0	$70.0
Installment notes ranging from 2% to 6%, due through 2011	0.5	0.9

Total long-term debt	63.5	70.9
Less current portion	0.2	0.5

Total long-term debt, less current portion	$63.3	$70.4

        The Company's 8% Senior Secured Convertible Notes, due 2013, are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The Notes will mature on June 17, 2013. The Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an initial conversion rate of 304.8780 shares of Common Stock per $1,000 in principal amount of the Notes (which is equivalent to an initial conversion price of approximately $3.28 per share), subject to certain adjustments set forth therein, including a potential reset to the conversion rate on June 18, 2009 if the average Common Stock price is lower than the initial conversion price during the five trading days preceding the reset date, subject to a conversion price floor.

        Under the terms of the Indenture, the Company must also maintain certain financial ratios related to debt, cash and cash equivalents, and tangible net worth. At March 29, 2009, the Company was required to comply with financial covenants that limited its total debt to $115 million, required the Company's cash and cash equivalents to exceed $20 million, and required its tangible net worth to exceed $90 million. At the end of its second fiscal quarter of 2009, the Indenture limits total debt to $125 million, requires cash and cash equivalents to equal at least $25 million, and requires tangible net worth to exceed $100 million; however the Company has obtained majority consent from two bondholders to modify certain covenants in the Indenture, including to remove the minimum tangible net worth covenant and loosen other restrictions on the total and secured debt the Company may incur and to loosen the minimum cash requirements. The Company agreed to repurchase $21.75 million of outstanding bonds from these bondholders, thereby reducing the outstanding debt under the 8% Senior Secured Convertible Notes to $41.25 million. See Note 14.

        During the quarter ended March 29, 2009, the Company paid $3.6 million in cash to repurchase and extinguish $7 million of the 8% Senior Secured Convertible Notes. A gain on the extinguishment of debt of $3.1 million was recorded in the Company's consolidated statements of operations.

        The Company has certain long-term notes payable through fiscal year 2011 that were acquired through its 2006 acquisition. Amounts outstanding at March 29, 2009 were $0.5 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—LONG-TERM DEBT (Continued)

        At March 29, 2009 and December 28, 2008, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at March 29, 2009 are as follows:

Year Ending December 31,
2009 (nine months)	$0.2
2010	0.2
2011	0.1
2012	—
2013	63.0

Total	$63.5

NOTE 10—CONTINGENCIES

        The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is currently involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        During 2008, the Company received notice of a potential claim from a customer related to an alleged product defect. The Company has concluded that it was not the cause of such defect and believes that the customer's claims are without merit, although the amounts potentially claimed are material. Management does not believe that the outcome of this claim will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow. The Company is pursuing an appropriate resolution to this matter.

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain of Artesyn Technologies' products infringe certain patents held by the Company that focus on digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007 and the jury found that all Power-One patents in the suit were valid and that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the dispute on reasonable terms allowing Artesyn to take a license to practice the infringed patent. After the February 24, 2009 mediation, the parties jointly requested an extension of time to file their appellate briefs while they continue to discuss licensing opportunities. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007 and was originally filed in the United States District Court, Central District of California. The

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CONTINGENCIES (Continued)

action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge that handled the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings in this action have been stayed pending resolution of the appeal in the Artesyn matter.

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

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into with Magnetek, Inc. The various claims and assertions arise from and relate to Magnetek's attempt to remove Mr. Canova from office with the Italian subsidiary prior to our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge granted Power-One's motion to dismiss on technical grounds Mr. Canova's claim for monetary damages arising from his unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony.

        The Company accounts for unrecognized tax positions under FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $0.8 million at March 29, 2009 and includes $0.3 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the quarter ended March 29, 2009, we reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at March 29, 2009. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to January 3, 2010; however, developments in this area could differ from those currently expected. Such

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CONTINGENCIES (Continued)

unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

NOTE 11—STOCK BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." Upon adoption of SFAS No. 123(R) in 2006, the Company elected the modified prospective method.

        The Company has granted stock awards under its 1996 and 2004 stock incentive plans, which generally vest between one and four years from the date of grant. The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the share unit activity under the Company's stock based compensation plans:

	Three Months Ended
	March 29, 2009	March 30, 2008
Non-vested share units granted, in millions	0.1	0.5
Weighted average grant date fair value of non-vested share units	$0.78	$2.45
Stock compensation expense related to non-vested share units, in millions	$0.5	$0.6

        No stock options or stock appreciation rights were granted by the Company during the quarter ended March 29, 2009. The Company recorded stock compensation expense of approximately $0.1 million related to stock options during the quarter ended March 29, 2009.

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

        On February 19, 2008, Richard J. Thompson was appointed as the Company's Chief Executive Officer. Pursuant to his Employment Agreement, Mr. Thompson was granted 0.5 million non-vested share units, 0.5 million stock options and 0.3 million stock appreciation rights. The non-vested share units, stock options and stock appreciation rights were each granted pursuant to written award agreements and are scheduled to vest over a four-year term. The stock options and stock appreciation rights are scheduled to become 100% vested on the anniversary of the fourth year. However, the stock options and stock appreciation rights will vest earlier if certain market and performance conditions are achieved. The Company expects to settle the stock appreciation rights in shares of its common stock. During the quarters ended March 29, 2009 and March 30, 2008, the Company recorded an immaterial amount of stock compensation expense related to these non-vested share units, stock options and stock

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—STOCK BASED COMPENSATION PLANS (Continued)

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

Three Months Ended March 30, 2008
Risk-free interest rate	3.1%
Volatility	65%
Option life, years	6.7
Dividends	—
Expected stock return/discount rate	2.5%
Stock options granted, in millions	0.5
Stock appreciation rights granted, in millions	0.3
Weighted-average grant date fair value of stock options and stock appreciation rights granted	$1.52
Stock compensation expense related to stock options and stock appreciation rights, in millions	$0.1

NOTE 12—EARNINGS PER SHARE

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net loss	$(61.2)	$(13.6)
Basic and Diluted weighted average outstanding shares	87.9	87.4

Basic and Diluted loss per share	$(0.70)	$(0.16)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, non-vested share units, and stock warrants) outstanding during the periods using the treasury stock method. Due to the Company's net loss in both of the three-month periods ended March 29, 2009 and March 30, 2008, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—EARNINGS PER SHARE (Continued)

        Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.1 million which were outstanding during both three-month periods ended March 29, 2009 and March 30, 2008 would have been dilutive.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended March 29, 2009 and March 30, 2008 were 7.9 million and 8.9 million, respectively. The weighted average common share equivalents outstanding related to the 8% senior secured convertible notes that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the quarter ended March 29, 2009 would be anti-dilutive was 19.2 million shares.

NOTE 13—RELATED PARTIES

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $1.5 million, of interest expense in its consolidated statements of operations related to PWER Bridge, LLC during the quarter ended March 30, 2008. During the quarter ended June 29, 2008, the Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.3% of the Company's outstanding common stock as of March 23, 2009. Mr. Stephens also owns 100% of Stephens Insurance. No amounts were paid by the company to Stephens Insurance for insurance brokerage services during the quarters ended March 29, 2009 and March 30, 2008.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet under the equity-method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during the quarter ended March 30, 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment, which was recorded in "Equity in earnings of joint venture" in the consolidated condensed statements of operations. During the quarter ended March 29, 2009, the Company recorded equity in earnings in joint venture of $0.1 million in its consolidated condensed statement of operations.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—RELATED PARTIES (Continued)

Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties.

        No revenue was recognized related to the joint venture during the quarters ended March 29, 2009 and March 30, 2008. The Company paid $7.0 million and $5.6 million for inventory purchased from the joint venture during the quarters ended March 29, 2009 and March 30, 2008, respectively. At March 29, 2009, the Company owed the joint venture approximately $4.0 million.

        Gayla J. Delly, a former member of the Company's Board of Directors and former Chairman of the Audit Committee who resigned her positions effective November 14, 2008, is the President of Benchmark Electronics, a contract manufacturer that buys the Company's products. During the quarter ended March 30, 2008, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $2.0 million.

NOTE 14—SUBSEQUENT EVENTS

        On April 23, 2009, the Company announced that a private investment firm will invest $60 million of new capital consisting of $23.6 million of convertible preferred stock, $36.4 million senior convertible notes due 2019, and 8.7 million warrants for Power-One common stock. The warrants will have an exercise price of $1.33 and expire in seven years. The preferred stock will pay quarterly dividends at a rate of 10% per year, and the notes will pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the notes will be convertible into Power-One common stock at a conversion price of $1.35, which represents an approximate 42.1% premium over the closing price of Power-One common stock on April 23, 2009 of $0.95 a share. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions. The preferred stock will have voting rights on an as-converted basis. Under the preferred stock provisions, the investor will be entitled to nominate two Directors. In conjunction with the closing of the transaction, two individuals nominated by the investment firm will be appointed to the Power-One Board of Directors. Additionally, the investment firm will have the right to nominate one independent candidate to stand for election to the Power-One Board of Directors beginning at the 2010 annual meeting. The transaction is expected to close on May 8, 2009.

        The Company anticipates the net proceeds from the transaction, after deducting the estimated expenses, will be approximately $56 million. The Company intends to use these proceeds to purchase certain outstanding 8% Senior Secured Convertible Notes, due 2013, from consenting bondholders, to fund strategic initiatives, and to provide for working capital needs and general corporate purposes. Pursuant to private negotiations with two of our bondholders, the Company plans to repurchase $21.75 million of outstanding bonds from these two bondholders upon the close of the transaction and has obtained majority consent, allowing the Company to modify certain covenants in the existing 8% Senior Secured Convertible Notes due 2013. These amendments will lower the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Senior Secured Convertible Notes due 2013, remove the minimum tangible net worth covenant, and loosen other restrictions that limit the total debt the Company may incur and its ability to secure new debt financing or execute our business strategy.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 28, 2008 filed with the SEC, and all of our other filings, including our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "expect," "anticipate," "estimate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I. Item 1A. of our 2008 Form 10-K together with further risks discussed in Part II. Item 1A. Risk Factors of this Form 10-Q.

Introduction

Overview

        We are a leading global designer and manufacturer of high-quality brand name power supplies and power management products. We sell our products to original equipment manufacturers ("OEM"), distributors and service providers. Our customers span several industries including communications, networking equipment, server/storage, computer, instrumentation, industrial, renewable energy, and other electronic equipment industries. We are engaged in the design and production of the following products:

  •
  AC/DC power supplies that convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply, and we provide a broad range of AC/DC power supplies that power a wide variety of OEM equipment;

  •
  DC power systems that are used by communications and Internet service providers to power their equipment, and used as backup power for large communications infrastructure equipment;

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

  •
  Inverters for Renewable Energy ("RE"), also called alternative energy products that convert solar (photovoltaic or "PV") or wind energy into useable AC/DC power; and

  •
  Additional products that include digital control products for motors and a variety of other application-specific specialty power products.

Our Operating Environment

        We have implemented detailed plans to improve our operational and financial performance, drive long-term growth and profitability, improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. Based on these plans we have recently launched the following initiatives:

  •
  During the first fiscal quarter of 2009, we announced a plan to further reduce costs in response to improved operational efficiencies and demand uncertainty associated with the global economic slowdown. As a result, we reduced our global headcount during the quarter ended March 29, 2009 by approximately 1,000, or 22% of our workforce, and expect annualized savings of over $7 million.

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

Results of Operations

        The Company's results for the first fiscal quarter of 2009 were impacted by the global economic recession. Demand for our products during the first quarter decreased as many of our customers pushed orders out to future quarters and delayed new projects in response to the economic slowdown. We have reduced our overall cost structure and have made improvements in our gross margin as a result of the implementation of our operational and financial initiatives, in spite of revenue and booking levels being negatively impacted by external demand during the quarter.

        Net Sales.    Net sales decreased $20 million, or 16.9%, to $97.8 million for the quarter ended March 29, 2009 from $117.8 million for the quarter ended March 30, 2008. The decrease in sales related to the overall decline in demand resulting from the global economic conditions.

        Net sales by customer category were as follows, in millions:

	Three Months Ended
	March 29, 2009		March 30, 2008
OEMs	$70.8	72%	$85.7	73%
Distributors	25.2	26%	26.7	23%
Service providers	1.8	2%	5.4	4%

Total	$97.8	100%	$117.8	100%

        No customer exceeded 10% of net sales during either of the quarters ended March 29, 2009 or March 30, 2008.

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the quarters ended March 29, 2009 and March 30, 2008 by end-markets under this new classification were as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
Network Telecom Equipment	32%	42%
Industrial Equipment	24%	23%
Computer and Office Equipment	23%	19%
Renewable Energy	13%	8%
Other	8%	8%

Total	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	March 29, 2009	December 28, 2008
Combined 180-day backlog	$56.6	$81.9
Combined 90-day backlog	$49.0	$68.6

        The decrease in 180-day and 90-day backlog during the quarter ended March 29, 2009 was due to weakened demand during the quarter, as well as to a decrease in delinquent backlog of approximately $2.4 million resulting from implementation of operational initiatives which improved on-time delivery to customers and improved factory efficiencies. During the quarter ended March 29, 2009, bookings were $76.9 million, a decrease of 50.4% from bookings of $155.1 million during the same period in 2008. Bookings weakened as customer demand decreased in response to the global economic recession, as customers consumed their current inventory levels and delayed orders and projects to future periods.

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a growing portion of our business is engaged in the design, manufacture and sale of Renewable Energy products which have lead time expectations of fewer than six weeks, we expect the backlog composition to remain less than historic norms in the future. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter ended March 29, 2009. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

  Gross Profit.

	Three Months Ended
	March 29, 2009	March 30, 2008
Gross profit, in millions	$13.9	$21.3
Gross profit margin	14.2%	18.1%

        Gross profit for the quarter ended March 29, 2009 was $13.9 million compared with a gross profit of $21.3 million in the comparable period in 2008. As a percentage of net sales, gross margin decreased to 14.2% for the first quarter of 2009 from a gross margin of 18.1% for the same period in 2008. Gross margin for the quarter ended March 29, 2009 was impacted by multiple factors. While the decrease in customer demand negatively impacted the gross margin through reduction in sales volume and increased inventory charges, the gross margin was positively impacted by the successful implementation of many of our operational initiatives which resulted in increased factory efficiencies, improved on-time delivery to our customers, reduced materials and logistics costs, and the reduction of the overall expense levels. As a result of decreased demand, sales decreased by $20 million which negatively impacted gross margin by approximately 2 points during the first quarter of 2009 as compared with the same period in 2008. In addition, we recorded inventory charges of approximately $5.9 million during the first quarter of 2009, an increase of $4.0 million or 4 margin points over inventory charges recorded during the same quarter of 2008. As a result of operational improvements, gross margin for the quarter ended March 29, 2009 was favorably impacted by approximately 2 points due to improved absorption and material cost reductions which materialized during the first quarter of 2009.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $7.0 million, or 35%, to $13.2 million for the quarter ended March 29 2009 from $20.2 million for the same period in 2008. As a percentage of net sales, selling, general and administrative expense improved to 13% for the quarter ended March 29, 2009 from 17% for the quarter ended March 30, 2008.

        Selling expense decreased $2.7 million, or 31%, to $5.8 million for the quarter ended March 29, 2009 from $8.5 million for the same quarter in 2008. Administrative expense decreased $4.3 million, or 37%, to $7.4 million for the quarter ended March 29, 2009 from $11.7 million for the same quarter in 2008. The decrease in selling, general and administrative expenses is a result of continued efforts to reduce the company's cost structure.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased by $4.5 million, or 38%, to $7.5 million for the quarter ended March 29, 2009 from $12.0 million in the comparable period in 2008. As a percentage of net sales, engineering and quality assurance expense decreased to 8% during the quarter ended March 29, 2009 from 10% for the quarter ended March 30, 2008. The decrease in engineering and quality assurance expense was due to continued efforts to reduce the company's cost structure through spending reductions, relocation of engineering resources to lower cost locations, and efficiency improvements.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $0.4 million for the quarter ended March 29, 2009 compared with $0.9 million for the same quarter in 2008. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Restructuring Charge.    During the quarter ended March 29, 2009, we recorded pre-tax restructuring charges of $1.1 million in accordance with SFAS 146, "Accounting for Costs Associated with Disposal Activities." We recorded approximately $1.1 million related to severance payments for a reduction in headcount of approximately 1,000 factory employees worldwide as a result of our plan to restructure our organization in response to ongoing demand uncertainty. We expect that we will realize annual savings of approximately $7 million primarily in cost of goods sold.

        Goodwill Impairment.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in our market capitalization during the quarter ended

March 29, 2009, we tested our goodwill for impairment in accordance with SFAS No. 142 and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in SFAS 142 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated condensed statements of operations for the quarter ended March 29, 2009.

        Loss from Operations.    As a result of the items above, loss from operations was $65.4 million for the quarter ended March 29, 2009 compared with a loss from operations of $11.8 million for the comparable period in 2008.

        Interest Income (Expense), Net.    Net interest expense was approximately $1.9 million for the quarter ended March 29, 2009, compared with net interest expense of approximately $1.8 million for the comparable period in 2008. The net interest expense recorded during the quarter ended March 29, 2009 related to an average of approximately $70.0 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, along with interest related to credit facilities and long-term debt obligations at certain foreign locations. The net interest expense recorded during the quarter ended March 30, 2008 related to $50.0 million in term debt, carrying an effective interest rate of approximately 14.0%, borrowed to finance the acquisition in October 2006, along with interest related to credit facilities and long-term debt obligations at the acquired entity.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt of $3.1 million for the quarter ended March 29, 2009 was recorded as a result of the repurchase of $7 million of outstanding 8% senior secured convertible notes for approximately $3.6 million at the end of the first fiscal quarter of 2009.

        Other Income (Expense), Net.    Net other income was $2.0 million for the quarter ended March 29, 2009, compared with net other expense of $1.7 million for the same period in 2008. Included in net other income for the quarter ended March 29, 2009 are gains on foreign currency transactions of approximately $1.8 million. Included in net other expense for the quarter ended March 30, 2008 are losses on foreign currency transactions of approximately $1.8 million. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB.

        Provision for Income Taxes.    The benefit for income taxes was $0.9 million for the quarter ended March 29, 2009 as compared to a benefit for income taxes of $0.4 million recorded during the quarter ended March 30, 2008. During the quarter ended March 29, 2009, we reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        Our effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in our various U.S. and foreign jurisdictions. Under Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), and FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of APB 28 and FIN 18 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

        Equity in earnings of joint venture.    During the quarter ended March 29, 2009, approximately $0.1 million related to our share in the earnings of the joint venture for the first fiscal quarter of 2009 were recorded in Equity in earnings of joint venture. During the quarter ended March 30, 2008, we received a cash dividend of $1.2 million, representing a return on our investment in the joint venture.

Liquidity and Capital Resources

        Our cash and cash equivalents balance remained at $28.4 million at March 29, 2009 consistent with the balance at December 28, 2008. Our primary source of cash in the first three months of 2009 consisted of $7.1 million from operating activities. Our primary uses of cash in the first three months of 2009 consisted of $3.6 million paid to repurchase and extinguish $7 million of our 8% senior secured convertible notes, $3.4 million related to repayments of our bank credit facilities and foreign long-term debt, and $1.0 million for the acquisition of property and equipment.

        Cash provided by operating activities of $7.1 million included a decrease in accounts receivable, net, inventory, and accounts payable of $25.1 million, $10.9 million, and $18.7 million, respectively. In addition, cash provided by operating activities included $2.0 million for cash paid for interest and $1.0 million of cash payments related to the Company's restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $31.2 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At March 29, 2009, the total outstanding balance on all credit facilities was $22.5 million at a weighted average interest rate of 6.6%, and $1.7 million was committed to letters of credit. After consideration of these commitments, $7.0 million of additional borrowing capacity was available to us as of March 29, 2009. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At March 29, 2009, the acquired subsidiary had been in default on $5.2 million of this balance as a result of not complying with a financial covenant requiring a maximum percentage of debt to equity at March 29, 2009. The $5.2 million outstanding balance under this credit agreement at a 6.9% interest rate has been classified as a current liability as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At March 29, 2009, we were in compliance with all other debt covenants.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at March 29, 2009, were $0.5 million and bore interest at 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        On April 23, 2009, we announced that a private investment firm will invest $60 million of new capital consisting of $23.6 million of convertible preferred stock, $36.4 million senior convertible notes due 2019, and 8.7 million warrants for Power-One common stock. The warrants will have an exercise price of $1.33 and expire in seven years. The preferred stock will pay quarterly dividends at a rate of 10% per year, and the notes will pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the notes will be convertible into Power-One common stock at a conversion price of $1.35, which represents an approximate 42.1% premium over the closing price of Power-One common stock on April 23, 2009 of $0.95 a share. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions. The preferred stock will have voting rights on an as-converted basis. Under the preferred stock provisions, the investor will be entitled to nominate two Directors. In conjunction with the closing of the transaction, two individuals nominated by the investment firm will be appointed to the Power-One Board of Directors. Additionally, the investment firm will have the right to nominate one independent candidate to stand for election to the Power-One Board of Directors beginning at the 2010 annual meeting. The transaction is expected to close on May 8, 2009.

        We anticipate that the net proceeds from the transaction, after deducting the estimated expenses, will be approximately $56 million. We intend to use these proceeds to purchase certain outstanding 8% Senior Secured Convertible Notes due 2013 from consenting bondholders, to fund strategic initiatives, and to provide for working capital needs and general corporate purposes. Pursuant to private negotiations with two of our bondholders, we plan to repurchase $21.75 million of outstanding bonds from these bondholders upon the close of the transaction, allowing us to modify certain covenants in the existing 8% Senior Secured Convertible Notes due 2013. These amendments will lower the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Senior Secured Convertible Notes due 2013, remove the minimum tangible net worth covenant, and loosen other restrictions that limit the total debt we may incur and our ability to secure new debt financing or execute our business strategy.

        We currently anticipate that our total capital expenditures for 2009 will be in the range of $6 to $7 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations as well as from the transaction described above, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position and explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt. In addition, if the subsidiary debt in default with its covenants is called by the bank it may be necessary to raise additional equity or debt.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 13 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2009 (nine months)	$4.0	$0.2	$5.0	$9.2
2010	4.7	0.2	5.9	10.8
2011	3.2	0.1	5.9	9.2
2012	2.1	—	5.9	8.0
2013	1.5	63.0	2.7	67.2
2014 and thereafter	1.0	—	—	1.0

Total	$16.5	$63.5	$25.4	$105.4

(1)
Our restructuring reserve at March 29, 2009 includes approximately $2.4 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

        For the quarter ended March 29, 2009, our calculation of estimated interest payments includes $0.4 million of interest payments contractually due between 2009 and 2013 related to a $5.2 million credit agreement, payable through 2013 that was reclassified from long term debt to current liabilities at March 29, 2009 as we did not seek to obtain a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

        At March 29, 2009, the Company also has recorded a tax liability of $0.8 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash flows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at March 29, 2009 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 16.4)	$21.8	$—	$—	$—	$—	$—	$21.8	$21.8
Average Interest Rate	6.8%						6.8%
Variable Rate (CHF 0.8)	$0.7	$—	$—	$—	$—	$—	$0.7	$0.7
Average Interest Rate	2.3%						2.3%
Long-term Debt:
Fixed Rate (USD)	$—	$—	$—	$—	$63.0	$—	$63.0	$47.1
Average Interest Rate					9.4%		9.4%
Fixed Rate (EUR 0.4)	$0.2	$0.2	$0.1	$—	$—	$—	$0.5	$0.5
Average Interest Rate	2.0%	2.0%	2.0%				2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at March 29, 2009, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of March 29, 2009, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a—15(e) and 15d—15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 29, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "estimate," "plan," "intend," "continue," "may," "can," "believe" and similar expressions reflecting something other than historical fact are intended to identify forward- looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results is dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions.

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components in the timeline required to meet customers' needs; the increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline and limit our ability to raise capital; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 28, 2008, as well as those set forth in "Part II Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain of Artesyn Technologies' products infringe certain patents held by the Company that focus on digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007 and the jury found that all Power-One patents in the suit were valid and that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the dispute on reasonable terms allowing Artesyn to take a license to practice the infringed patent. After the February 24, 2009 mediation, the parties jointly requested an extension of time to file their appellate briefs while they continue to discuss licensing opportunities. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007 and was originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge that handled the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings in this action have been stayed pending resolution of the appeal in the Artesyn matter.

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

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into with Magnetek, Inc. The various claims and assertions arise from and relate to Magnetek's attempt to remove Mr. Canova from office with the Italian subsidiary prior to our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge granted Power-One's motion to dismiss on technical grounds Mr. Canova's claim for monetary damages arising from his unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Item 6—Exhibits

(a) Exhibits
3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated February 6, 2006
4.1(e)	Amended and Restated Rights Agreement dated April 23, 2009, by and between Power-One, Inc. and American Stock Transfer & Trust Company LLC
10.1(f)
Securities Purchase Agreement dated April 23, 2009, by and between Power-One, Inc., Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., and all material exhibits thereto L.P. and Silver Lake Technology Investors Sumeru, L.P.
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

(e)
Previously filed as an exhibit to the Form 8-A/A Amendment 1 filed with the Securities and Exchange Commission on April 27, 2009.

(f)
Previously filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2009.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2009	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

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
POWER-ONE, INC. CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS (In thousands, unaudited)
POWER-ONE, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 6—Exhibits
SIGNATURES