Form 10-Q
period 2009-06-28
POWER ONE INC
filed 2009-08-06
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2009
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

         As of July 31, 2009, 88,111,355 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
NET SALES	$91,169	$149,273	$189,009	$267,031
COST OF GOODS SOLD	73,028	118,692	157,003	215,124

GROSS PROFIT	18,141	30,581	32,006	51,907
EXPENSES:
Selling, general and administrative	13,653	18,834	26,839	39,048
Engineering and quality assurance	7,234	11,796	14,742	23,824
Amortization of intangible assets	372	540	774	1,408
Restructuring costs	3,882	—	5,013	—
Goodwill impairment	—	—	56,999	—

Total expenses	25,141	31,170	104,367	64,280

LOSS FROM OPERATIONS	(7,000)	(589)	(72,361)	(12,373)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	17	165	222	383
Interest expense	(2,211)	(3,149)	(4,336)	(5,120)
Gain on extinguishment of debt	5,348	—	8,448	—
Other income (expense), net	(2,166)	(968)	(152)	(2,686)

Total interest and other income (expense), net	988	(3,952)	4,182	(7,423)

LOSS BEFORE INCOME TAXES	(6,012)	(4,541)	(68,179)	(19,796)
PROVISION (BENEFIT) FOR INCOME TAXES	446	240	(406)	(200)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(6,458)	(4,781)	(67,773)	(19,596)
EQUITY IN EARNINGS OF JOINT VENTURE	134	872	275	2,048

NET LOSS	$(6,324)	$(3,909)	$(67,498)	$(17,548)

PREFERRED STOCK DIVIDEND AND ACCRETION	506	—	506	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,830)	$(3,909)	$(68,004)	$(17,548)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.04)	$(0.77)	$(0.20)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	88,005	87,554	87,934	87,473

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	June 28, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,681	$28,414
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,728 at June 28, 2009; $5,331 at December 28, 2008	94,531	143,093
Other	4,512	2,698
Inventories	81,426	101,608
Deferred income taxes	3,861	2,723
Prepaid expenses and other current assets	8,165	8,314

Total current assets	268,176	286,850
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $86,255 at June 28, 2009; $81,169 at December 28, 2008	50,573	55,381
GOODWILL	—	59,027
OTHER INTANGIBLE ASSETS, net	19,392	20,284
OTHER ASSETS	8,378	7,417

TOTAL	$346,519	$428,959

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$17,392	$26,949
Accounts payable	65,647	100,658
Restructuring reserve	5,542	3,651
Long-term debt, current portion	210	472
Other accrued expenses	26,478	26,544

Total current liabilities	115,269	158,274
DEFERRED INCOME TAXES	4,892	4,661
LONG-TERM DEBT	77,280	70,425
OTHER LIABILITIES	12,064	11,380

Total liabilities	209,505	244,740
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at June 28, 2009; liquidation preference $1,000 per share plus accumulated dividends.	18,051	—
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 88,111 and 87,801 shares issued and outstanding at June 28, 2009 and December 28, 2008, respectively	88	88
Additional paid-in capital	621,982	618,255
Accumulated other comprehensive income	38,160	39,645
Accumulated deficit	(541,267)	(473,769)

Total stockholders' equity	118,963	184,219

TOTAL	$346,519	$428,959

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,498)	$(17,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,093	10,079
Undistributed earnings of joint venture	(275)	(872)
Goodwill impairment	56,999	—
Investment write-off	—	243
Stock compensation	1,033	1,367
Foreign exchange (gain) loss	(5,190)	1,067
Deferred income taxes	(799)	(1,350)
Write-off of unamortized debt issue costs	—	908
Net gain on debt extinguishment	(8,448)	—
Net loss on disposal of property and equipment	19	364
Changes in operating assets and liabilities:
Accounts receivable, net	47,628	(9,464)
Inventories	20,348	(8,139)
Prepaid expenses and other current assets	197	(3,830)
Accounts payable	(35,380)	6,809
Other accrued expenses	73	3,014
Restructuring reserve	1,922	(2,070)
Other liabilities	(1,468)	(42)

Net cash provided by (used in) operating activities	17,254	(19,464)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	—	(115)
Proceeds from available for sale investments	—	7,590
Acquisition of property & equipment	(1,514)	(5,762)
Proceeds from sale of property and equipment	6	15
Other assets	(107)	(117)

Net cash provided by (used in) investing activities	(1,615)	1,611

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	(9,220)	8,297
Repayments of borrowings on notes payable	—	(239)
Proceeds from issuance of long-term debt, net of debt issue costs	33,889	70,309
Repayments of borrowings on long-term debt	(19,389)	(1,822)
Repayments of indebtedness to related parties	—	(50,000)
Issuance of preferred stock, net of issue costs	22,286	—
Issuance of common stock, net of tax	(94)	—

Net cash provided by financing activities	27,472	26,545

EFFECT OF EXCHANGE RATE CHANGES ON CASH	4,156	682

INCREASE IN CASH AND CASH EQUIVALENTS	47,267	9,374
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,414	28,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,681	$37,738

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,434	$3,618
Income taxes	$1,518	$243

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the quarter and six months ended June 28, 2009, the Company declared a dividend of approximately $0.3 million to the Preferred Stockholders. The Company also issued stock warrants with a fair value of $3.1 million and recorded a corresponding increase to Additional paid-in-capital in the consolidated condensed balance sheet at June 28, 2009. In addition, the Company recorded a liability representing the fair value of $1.8 million of embedded put options in connection with the issuance of redeemable convertible preferred stock and convertible notes. (See Note 10)

        During the six months ended June 28, 2009, the company paid $18.7 million to repurchase and extinguish $28.8 million of its 8% Senior Secured Convertible Notes. The Company recorded a net gain of $8.4 million related to the extinguishment of debt in its consolidated statements of operations.

        During the six months ended June 28, 2009 and June 29, 2008, an additional $0.3 million and $0.8 million, respectively, of property and equipment had been purchased but not yet paid.

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

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
NET LOSS	$(6,324)	$(3,909)	$(67,498)	$(17,548)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investment securities	—	—	—	(7)
Foreign currency translation adjustment	5,877	170	(1,485)	13,153

COMPREHENSIVE LOSS	$(447)	$(3,739)	$(68,983)	$(4,402)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2008. The Company has evaluated subsequent events through August 6, 2009, the date these consolidated condensed financial statements were issued. The operating results for the three-month and six-month periods ended June 28, 2009 and cash flows for the six-month period ended June 28, 2009, are not necessarily indicative of the results that will be achieved for the full fiscal year or for future periods.

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill and intangible asset valuation, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three and six month periods ended June 28, 2009 and June 29, 2008 were 13-week and 26-week periods, respectively.

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

        In December 2007, the FASB issued SFAS No. 141(revised 2007), "Business Combinations". SFAS No. 141R will significantly change the accounting for business combinations in a number of areas,

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. SFAS No. 141R includes an amendment to SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 141R an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies to us prospectively for business combinations with acquisition dates on or after December 29, 2008. The Company expects that SFAS No. 141R will have an impact on accounting for business combinations once applied, but the effect is dependent upon acquisitions at that time.

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

        In April 2009, the FASB issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company determined that FSP 157-4 does not currently have a material impact on its consolidated financial statements.

        Fair Value of Financial Instruments—In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and amends APB Opinion No. 28, "Interim Financial Reporting" to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. Accordingly, the fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

  •
  The fair values of the Company's credit facilities and 8% Senior Secured Convertible Notes due 2013 were determined using quoted market prices for those securities or similar financial instruments. The credit facilities have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 15% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using an adjusted stock price of $0.91, a volatility factor of 67%, a risk free interest rate of 1.97%, a dividend yield factor of 10% and a contractual life of 5 years.

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 15% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using an adjusted stock price of $0.91, a volatility factor of 67%, a risk free interest rate of 1.97%, coupon rates of 6%, 8% and 10% and a contractual life of 5 years.

Description	Fair Value	Carrying Value
Senior Convertible Notes, due 2019	$35.0	$35.7
8% Senior Secured Convertible Notes, due 2013	36.5	41.3
Redeemable Convertible Preferred Stock	19.1	18.1
Credit facilities and installment notes	17.9	17.9

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which provides general standards of accounting for and disclosure of subsequent events. SFAS No. 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date "through the date that the financial statements are issued or are available to be issued." It also requires management to disclose the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued or were available to be issued. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 (see Note 1).

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is applicable for interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the Company's financial position, results of operations, or cash flows. However, upon adoption, all current references to FASB accounting standards will be replaced with references to the applicable codification sections.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. During the three and six months ended June 28, 2009, the Company recorded equity in earnings in joint venture of $0.1 million and $0.3 million, respectively, in its consolidated condensed statement of operations. During the three and six months ended June 29, 2008, the Company recorded equity in earnings in joint venture of approximately $0.9 million and $2.1 million, respectively. During the six months ended June 29, 2008, the Company received a dividend of approximately $1.2 million, representing a return on its investment in the joint venture. See Note 14.

        During the three and six months ended June 29, 2008, the Company wrote off approximately $0.2 million related to an investment in a privately-held company.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	June 28, 2009	December 28, 2008
Raw materials	$54.0	$74.4
Subassemblies-in-process	5.6	5.9
Finished goods	21.8	21.3

	$81.4	$101.6

        The Company considers historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the six months ended June 28, 2009 and June 29, 2008 the Company wrote off approximately $7.6 million and $4.6 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended June 28, 2009 and June 29, 2008 the Company wrote off approximately $1.7 million and $2.7 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	June 28, 2009
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.7	3.5	2.2	13
Customer relationships	5.8	2.2	3.6	7
Other	6.4	4.2	2.2	17

Subtotal	17.9	9.9	8.0	12

Total	$29.3	$9.9	$19.4

	December 28, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.0	$—	$59.0
Trade name	11.4	—	11.4

Subtotal	70.4	—	70.4

Amortizable intangibles
Product technology	5.7	3.2	2.5	13
Customer relationships	10.4	6.4	4.0	8
Other	6.4	4.0	2.4	17

Subtotal	22.5	13.6	8.9	12

Total	$92.9	$13.6	$79.3

        The changes in the carrying amount of goodwill for the six months ended June 28, 2009 is as follows (in millions):

June 28, 2009
Beginning balance	$59.0
Decrease related to impairment charge	(57.0)
Changes due to foreign currency fluctuations	(2.0)

Ending balance	$—

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company reviews goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the first fiscal quarter of 2009, the Company tested its goodwill for impairment in accordance with SFAS No. 142 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in SFAS No. 142 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated condensed statements of operations during the six months ended June 28, 2009.

        Total amortization expense for the six months ended June 28, 2009 and June 29, 2008 was $0.9 million, and $1.5 million, respectively. Of the $0.9 million of expense recorded during the six months ended June 28, 2009, $0.8 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Of the $1.5 million of amortization expense recorded during the six months ended June 29, 2008, $1.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. For the three months ended June 28, 2009 and June 29, 2008, amortization expense was $0.5 million and $0.6 million, respectively. Of the $0.5 million of expense recorded during the three months ended June 28, 2009, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Of the $0.6 million of expense recorded during the three months ended June 28, 2008, $0.5 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2009 through 2013 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2009 (six months)	$0.9
2010	1.7
2011	1.6
2012	1.4
2013	1.2

Total	$6.8

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	June 28, 2009	December 28, 2008
Revolving credit facilities	$12.1	$21.2
Secured credit facility	5.3	5.7

Total credit facilities	$17.4	$26.9

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $29.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 28, 2009, the total outstanding balance on all credit facilities was $17.4 million at a weighted average interest rate of 6.1%, and $1.3 million was committed to guarantee letters of credit. After consideration of these commitments, $10.3 million of additional borrowing capacity was available to the Company as of June 28, 2009. At December 28, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 6.8%, and $1.8 million was committed to guarantee letters of credit. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

        At June 28, 2009, the $17.4 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006 of which $12.1 million relates to revolving credit arrangements with various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate (EURIBOR) and bore a weighted average interest rate of 6.1% at June 28, 2009.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $5.3 million at June 28, 2009 and bore interest at the EURIBOR plus one and one-half percent (4.5% at June 28, 2009). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At June 28, 2009, this subsidiary was not in compliance with these financial covenants. The $5.3 million outstanding balance under this credit agreement has been classified under current liabilities as the Company has not sought to obtain a waiver and considers this debt potentially callable by the bank.

NOTE 7—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—WARRANTIES (Continued)

activity within the warranty accrual account for the six months ended June 28, 2009 and June 29, 2008 is presented below (in millions):

	Six Months Ended
	June 28, 2009	June 29, 2008
Balance, beginning of period	$4.0	$3.1
Charges and costs accrued	1.6	2.0
Less repair costs incurred	(1.1)	(1.5)
Changes due to foreign currency	—	0.1

Balance, end of period	$4.5	$3.7

NOTE 8—RESTRUCTURING COSTS

        During the first six months of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. The plan is expected to be completed by the end of the first half of 2010. With respect to this plan, the Company expects to record severance and other charges of $13 to $15 million during 2009 and through the first half of 2010. The Company anticipates that the portion of the charge that will result in future cash expenditures will be approximately $6 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. The Company also expects to record non-cash charges of approximately $3 to $5 million related to asset and inventory charges. During the three and six months ended June 28, 2009, the Company recorded pre-tax restructuring charges of $3.9 million and $5.0 million, respectively, in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal Activities" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43," as applicable. No restructuring charges were recorded during the three and six months ended June 29, 2008

        A summary of the restructuring reserve activity during the six months ended June 28, 2009 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 28, 2008	$0.9	$2.8	$3.7
Restructuring charges	4.8	0.2	5.0
Applications of reserve	(2.4)	(0.7)	(3.1)
Changes due to foreign currency fluctuations	(0.1)	—	(0.1)

Balance at June 28, 2009	$3.2	$2.3	$5.5

        During the three and six months ended June 28, 2009, the Company recorded severance benefits of approximately $3.7 million for approximately 1,100 employees and $4.8 million for approximately 2,100 employees, respectively. Additionally, the Company recorded approximately $0.2 million of facility closure costs related to continuing lease obligations during the three and six months ended June 28, 2009. All restructuring charges will be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—RESTRUCTURING COSTS (Continued)

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company developed and implemented a plan to exit certain activities of the acquired business. The Company's plan included the integration and restructure of the operations of the acquired business in order to more closely align the Company's consolidated operations. The plan included costs related to severance, facility lease costs and termination, and contract termination costs that were incurred as a direct result of these integration and restructuring efforts. During the six months ended June 28, 2009, approximately $0.9 million in severance liabilities and $0.1 million in facility closure costs were paid out related to this plan and there were no liabilities remaining at June 28, 2009.

        The restructuring liabilities related to facilities closure include $1.9 million, $0.3 million and $0.2 million of continuing lease obligations incurred during 2005, 2007 and 2009, respectively, upon consolidation of the Company's North American facilities. All the liabilities are expected to be paid over the life of the leases, which extend into 2011 and 2014. All restructuring charges have been or will be settled with cash.

NOTE 9—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	June 28, 2009	December 28, 2008
Senior Convertible Notes, due 2019	$35.7	$—
8% Senior Secured Convertible Notes, due 2013	41.3	70.0
Installment notes ranging from 2% to 6%, due through 2011	0.5	0.9

Total long-term debt	77.5	70.9
Less current portion	0.2	0.5

Total long-term debt, less current portion	$77.3	$70.4

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company (See Note 10). As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes). The principal sum of the New Notes is due on May 8, 2019; however, the notes are redeemable at the option of the holder after five years from issuance and annually thereafter. Interest relating to the notes will be paid semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter beginning November 8, 2009. The New Notes will be convertible into Power-One common stock at a conversion price of $1.35. The conversion price is subject to adjustment under certain circumstances. There are no financial covenants relating to the New Notes; however, there are certain restrictions that limit the sale of assets, and the incurrence of liens and debt.

        The Company's 8% Senior Secured Convertible Notes, due 2013 ("8% Notes"), are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—LONG-TERM DEBT (Continued)

arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The 8% Notes will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of approximately $2.00 per share), subject to certain adjustments set forth therein.

        On each of April 21, 2009 and April 22, 2009, the Company entered into Consent and Purchase Agreements with two holders of the Company's 8% Notes who collectively held in excess of a majority of the 8% Notes (collectively, the "Majority Holders"). Pursuant to the agreements, Power-One agreed to repurchase an aggregate of $21.8 million of outstanding 8% Notes effective upon the closing of the transactions contemplated by the aforementioned agreements and obtained the consent of the Majority Holders to modify certain covenants in the indenture governing the 8% Notes and the related pledge agreement, including to reduce the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Notes, to remove the minimum tangible net worth covenant, and loosen other restrictions that limited the total and secured debt the Company could incur. In addition, the Majority Holders consented to the removal of the right of the holders of the 8% Notes to participate in future equity issuances by the Company and also agreed to permit the Company to dispose of certain assets that constituted a part of the collateral securing the 8% Notes, so long as the Company either reinvests the net proceeds from such disposition into the Company or makes an offer to repurchase, on a pro rata basis, the outstanding 8% Notes up to the amount of the net proceeds not reinvested into the Company. During the six months ended June 28, 2009, the Company used $19.0 million net cash to repurchase and extinguish $28.8 million of the 8% Notes. The Company recorded a gain on extinguishment of debt of $5.3 million and $8.4 million for the three and six months ended June 28, 2009, respectively.

        The Company has certain long-term notes payable through fiscal year 2011 that were acquired through its 2006 acquisition. Amounts outstanding at June 28, 2009 were $0.5 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At June 28, 2009 and December 28, 2008, the Company was in compliance with the debt covenants related to these long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at June 28, 2009 are as follows (in millions):

Year Ending December 31,
2009 (six months)	$0.2
2010	0.2
2011	0.1
2012	—
2013	41.3
2014 and thereafter	36.4

Total	$78.2

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CAPITAL INVESTMENT

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company consisting of $23.6 million to acquire 23,625 shares of redeemable convertible preferred stock (the "Preferred Stock"), $36.4 million to acquire senior convertible notes due 2019 at par (the "New Notes"), and warrants to acquire 8.7 million shares of Power-One common stock (the "Warrants"). Net proceeds from the transaction after certain expenses, were $56.2 million. Net proceeds from the transaction were allocated to the New Notes, Preferred Stock and Warrants based on the relative fair values of all instruments issued under the Purchase Agreement, except for the embedded put options which have been bifurcated separately and recorded at fair value. Subject to certain limitations, no investor, individually or with its affiliates, may convert the Preferred Stock or New Notes into Power-One common stock or exercise the Warrants for Power-One common stock if upon such conversion or exercise such investor and its affiliates would beneficially hold more than 19.9% of Power-One's outstanding common stock or voting power.

        Warrants—The Warrants are exercisable fifteen months after issuance at an exercise price of $1.33 and will expire in seven years. The warrants had a fair value of $3.1 million on the Purchase Agreement date, each warrant option having a value of $0.48 per share. The fair value was determined using the Black-Scholes model using, an adjusted stock price of $0.91, a volatility factor of 72%, a risk free interest rate of 2.68% and a contractual life 7 years. Proceeds of $3.3 million were allocated to the warrants as an increase to Additional paid-in capital in the consolidated condensed balance sheet.

        Redeemable Convertible Preferred Stock—Under the Purchase Agreement, 23,625 shares of redeemable convertible preferred stock were issued. (Under the Company's existing articles of incorporation, 30.0 million shares of preferred stock at a par value of $0.001 are authorized for issuance) The Preferred Stock issued under the Purchase Agreement will pay quarterly dividends at a rate of 10% per year and are convertible into Power-One common stock at a conversion price of $1.35. During the quarter and six months period ended June 28, 2009, the Company declared a Preferred Stock dividend of $0.3 million. After the fifth anniversary of the issuance, the Company may redeem any or all of the Preferred Stock at a redemption price equal to the purchase price plus accrued dividends. The Company may force conversion of the Preferred Stock on and after the 2.5 year anniversary date if the Company's common stock price is 300% of the conversion price. The Preferred Stock may be redeemed at the request of the holders of such securities after the fifth anniversary of their issuance, and annually thereafter, at a redemption price equal to the purchase price plus accrued dividends. The Company's failure to redeem the Preferred Stock would result in a 2% per year increase in the dividend, plus another 1% increase per six month period after the redemption date, up to a maximum of 16% per year.

        The holders of the Preferred Stock will have voting rights on an as-converted to common stock basis; provided, no such holder (together with its affiliates after taking into account any common stock or other voting equity held by such holders), exercise voting rights to more than 19.9% of Power-One's outstanding voting power. The Preferred Stock will entitle Silver Lake Sumeru, subject to certain conditions, to elect two Directors to the Company's board of directors (the "Board"). Additionally, Silver Lake Sumeru will have the right to nominate one independent candidate to stand for election to the Board beginning at the 2010 annual meeting or earlier if a vacancy in the board occurs.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CAPITAL INVESTMENT (Continued)

        Upon the occurrence of a change of control or other fundamental change, each Investor will have the right to require the Company to repurchase all or any portion of such Investor's Preferred Stock at a repurchase price equal to the sum of (a) 101% of the Regular Liquidation Preference, defined in Section 3(a) of the Certificate of Designation of Series A Convertible Preferred Stock of Power-One, Inc., and (b) a Make Whole Amount. The Make Whole Amount is the excess, if any, of (i) the present value on the date of such repurchase of (a) 100% of the Regular Liquidation Preference of such Preferred Stock, assuming such Preferred Stock were redeemed on May 8, 2014, plus (b) all required dividend payments due on such Preferred Stock through May 8, 2014 assuming such Preferred Stock were redeemed on May 8, 2014, computed using a 3.125% discount rate over (ii) the Regular Liquidation Preference of such Preferred Stock.

        At June 28, 2009, the carrying value of the Preferred Stock was $18.1 million which represents its initial carrying value of $17.9 million plus $0.2 million of related accretion charged during the quarter ended June 28, 2009. The difference between the Preferred Stock initial carrying amount of $17.9 million and the mandatory redemption amount of $23.6 million will be increased by periodic accretions using the interest method, such that the carrying amount of the Preferred Stock will equal the mandatory redemption amount at the mandatory redemption date. During the quarter and six months ended June 28, 2009, the Company recorded the $0.2 million of accretion charges against Additional paid-in capital in its consolidated condensed balance sheet.

        Senior Convertible Notes—The New Notes issued in connection with the transaction will mature in 2019 and pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter beginning November 8, 2009. The notes are convertible into Power-One common stock at a conversion price of $1.35. After the fifth anniversary of the original issuance, the Company may redeem any or all of the New Notes at a redemption price equal to the purchase price plus accrued interest. The Company may force redemption of the New Notes between the 2.5 year anniversary date and the fifth year anniversary date if the Company's common stock price is 300% of the conversion price. Holders of the Notes may force redemption after year five, and annually thereafter, for an amount equaling principal plus accrued interest.

        Upon the occurrence of a change of control or other fundamental change, each Investor will have the right to require the Company to repurchase all or any portion of such Investor's Notes at a repurchase price equal to the sum of (a) 100% of the principal amount of such Notes (b) accrued and unpaid interest due on such Notes, and (c) a Make Whole Amount. The Make Whole Amount is the excess, if any, of (i) the present value on the date of such repurchase of (a) 100% of the principal amount of such Notes, assuming such Notes were redeemed on May 8, 2014, plus (b) all required interest payments due on such Notes through May 8, 2014 assuming such Notes were redeemed on May 8, 2014, computed using a 3.125% discount rate over (ii) the principal amount of such Notes. A fundamental change will be deemed to have occurred when there is a change of control.

        At the Purchase Agreement date, the carrying value of the New Notes was $35.7 million which represents the portion of the transaction net proceeds allocated to the New Notes. The difference between the New Notes initial carrying value of $35.7 million and the mandatory redemption amount of $36.4 million will be increased by periodic accretions, using the interest method, such that the carrying amount of the New Notes will equal the mandatory redemption amount at the mandatory redemption date. During the quarter and six months ended June 28, 2009, the Company recorded

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CAPITAL INVESTMENT (Continued)

$0.6 million in interest expense in its consolidated condensed statement of operations related to the New Notes.

        Derivative Financial Instruments—Certain terms and conditions contained in the Purchase Agreement resulted in embedded derivatives "Embedded Put Options" that require bifurcation from the host contract under the provisions of SFAS No. 133 "Accounting for Derivative instruments and Hedging Activities." Under the provisions of this statement, the Company recorded the fair value of $1.8 million related to the aforementioned derivatives as a liability in its consolidated condensed balance sheet. The fair value of the Embedded Put Options was determined using the Binomial model using, stock price of $1.63, volatility factor of 67%, risk-free interest rate of 2.56%, contractual term of 5 years and a probability factor of 10%. The unrealized gain or loss resulting from the change in fair values will be recorded in the consolidated condensed statement of operations at the end of each reporting period.

        Fair Value Instruments—The Company partially adopted SFAS No. 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three levels as follows:

  •
  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

  •
  Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  •
  Level 3—Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company's own data.

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Warrants (at issuance date)	$3.1
Embedded Put Options (at June 28, 2009)	$1.8

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CONTINGENCIES (Continued)

Technologies on September 30, 2005. The complaint alleged that certain of Artesyn Technologies' products infringe certain patents held by the Company that focus on digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007 and the jury found that all Power-One patents in the suit were valid and that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the dispute on reasonable terms allowing Artesyn to take a license to practice the infringed patent. After the February 24, 2009 mediation, the parties jointly requested an extension of time to file their appellate briefs while they continue to discuss licensing opportunities. A proposed licensing agreement is being discussed; however, because the extension of time to file the appellate briefs was about to expire, Artesyn was required to file its brief on July 17, 2009. Power-One's brief is due August 28, 2009. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the discovery stage and trial has been set for December 2010. Two new patents were recently issued to SynQor, who has filed a motion for leave to amend its complaint to add claims for infringement of the two new patents. The Company and its co-defendants have filed an objection to SynQor's motion to amend.

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

        The Company accounts for unrecognized tax positions under FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $0.9 million at June 28, 2009 and includes $0.3 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the six months ended June 28, 2009, we reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at June 28, 2009. The Company does not currently anticipate such uncertain income tax positions will significantly increase or decrease prior to January 3, 2010; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

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

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Non-vested share units granted, in millions	0.1	0.1	0.1	0.6
Weighted average grant date fair value of non-vested share units	$1.39	$2.82	$1.12	$2.53
Stock compensation expense related to non-vested share units, in millions	$0.4	$0.6	$0.9	$1.2

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—STOCK BASED COMPENSATION PLANS (Continued)

        The fair value of the options and stock appreciation rights granted during the three and six months ended June 28, 2009 and June 29, 2008 was estimated on the date of grant using the Black-Scholes valuation model. Certain options with market and/or performance conditions were estimated on the date of grant using the Monte Carlo Simulation method, with the assumptions shown below.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Risk-free interest rate	2.7%	3.1%	2.7%	3.1%
Volatility	77%	65%	77%	65%
Option life, years	5.4	6.7	5.4	6.7
Dividends	—	—	—	—
Stock options granted, in millions	0.1	—	0.1	0.5
Stock appreciation rights granted, in millions	—	—	—	0.3
Weighted-average grant date fair value of stock options and stock appreciation rights granted	$0.83	$1.52	$0.83	$1.52
Stock compensation expense related to stock options and stock appreciation rights, in millions	$0.1	$0.1	$0.1	$0.2

        No stock options or stock appreciation rights were granted by the Company during the quarter ended June 29, 2008.

NOTE 13—EARNINGS PER SHARE

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net loss attributable to common stockholders	$(6.8)	$(3.9)	$(68.0)	$(17.5)
Basic and Diluted weighted average outstanding shares	88.0	87.6	87.9	87.5

Basic and Diluted loss per share	$(0.08)	$(0.04)	$(0.77)	$(0.20)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, non-vested share units, convertible notes, convertible preferred stock, and stock warrants) outstanding during the periods using the treasury stock and if-converted methods. Due to the Company's net loss in both of the three-month and six-month periods ended June 28, 2009 and June 29, 2008, the inclusion of dilutive common share equivalents in the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—EARNINGS PER SHARE (Continued)

calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Had the Company been in a net income position for the respective periods, the weighted average common share equivalents of 0.1 million and 0.5 million which were outstanding during the three-month periods ended June 28, 2009 and June 29, 2008, respectively, and 0.1 million and 0.3 million which were outstanding during the six-month periods ended June 28, 2009 and June 29, 2008, respectively, would have been dilutive.

        The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended June 28, 2009 and June 29, 2008 were 11.8 million and 7.8 million, respectively, and 9.9 million and 8.4 million during the six-month periods ended June 28, 2009 and June 29, 2008, respectively.

        The Company has excluded its convertible securities from the diluted earnings per share computation as the effect would be antidilutive. The weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three- and six-month periods ended June 28, 2009 would be anti-dilutive was 35.7 and 17.9 million shares, respectively. The weighted average common share equivalents outstanding related to the convertible debt for the three- and six-month periods ended June 29, 2008 were 3.3 million and 1.6 million, respectively. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three-and six-month periods ended June 28, 2009 would be anti-dilutive was 9.8 and 4.9 million shares, respectively.

NOTE 14—RELATED PARTIES

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $1.2 million and $2.7 million, of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the quarter and six months ended June 29, 2008, respectively. During the quarter ended June 29, 2008, the Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.3% of the Company's outstanding common stock as of June 28, 2009. Mr. Stephens also owns 100% of Stephens Insurance. Approximately $0.1 and $0.2 million was paid by the Company to Stephens Insurance for insurance brokerage services during the three and six months ended June 28, 2009, respectively. Approximately $0.2 million was paid by during the three and six months ended June 29, 2008.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—RELATED PARTIES (Continued)

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet under the equity-method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during the first fiscal quarter of 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with approximately $0.9 million related to the Company's share in the earnings of the joint venture were recorded in "Equity in earnings of joint venture" in the consolidated condensed statements of operations during the six months ended June 29, 2008. During the quarter ended June 29, 2008, the Company recorded approximately $0.9 million in "Equity in earnings of joint venture" related to the Company's share in the joint venture earnings. During the three and six months ended June 28, 2009, the Company recorded $0.1 million and $0.3 million, respectively, related to the Company's equity share in the earnings of the joint venture

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties.

        No revenue was recognized relating to the joint venture during the quarters or six months ended June 28, 2009 and June 28, 2008. The Company paid $2.7 million and $2.4 million for inventory purchased from the joint venture during the quarters ended June 28, 2009 and June 29, 2008, respectively, and $9.6 million and $8.0 million for inventory purchased from the joint venture during the six months ended June 28, 2009 and June 29, 2008, respectively. At June 28, 2009 and December 28, 2008, the Company owed the joint venture approximately $2.4 million and $12.0 million, respectively.

        Gayla J. Delly, a former member of the Company's Board of Directors and former Chairman of the Audit Committee who resigned her positions effective November 14, 2008, is the President of Benchmark Electronics, a contract manufacturer that buys the Company's products. During the quarter and six month period ended June 29, 2008, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $0.1 million and $2.1 million, respectively.

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

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "expect," "anticipate," "estimate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward- looking statement. We discuss these risks and uncertainties in detail in Part I. Item 1A. of our 2008 Form 10-K together with further risks discussed in Part II. Item 1A. Risk Factors of this Form 10-Q.

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

  •
  DC power systems that are used by communications and Internet service providers to power their equipment, and are used as backup power for large communications infrastructure equipment;

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

  •
  Inverters for Renewable Energy ("RE"), also called alternative energy products that convert solar (photovoltaic or "PV") or wind energy into useable AC/DC power. Our inverters are used in the PV residential and commercial applications which are designed using a "string configuration" or "centralized configuration," respectively, to support increasing levels of power from 2kW to multi MW solutions; and

  •
  Additional products that include digital control products for motors and a variety of other application-specific specialty power products.

Our Operating Environment

        We have implemented detailed plans to improve our operational and financial performance, drive long-term growth and profitability, improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. Based on these plans we have recently launched the following initiatives:

  •
  We are developing a global service solution and investing in additional engineering and design resources to broaden our renewable energy product lines and support customers in key geographical regions. During the quarter, we restructured the marketing teams in order to more aggressively and efficiently generate leads and pursue business opportunities. We are reviewing product roadmaps and determining how to better deploy our sales resources to drive the business.

  •
  In an effort to open the digital power control market for future growth, we have licensed our digital power technology patents to companies like Linear Technology, Infineon Technologies, Powervations, and Texas Instruments.

  •
  During the first fiscal quarter of 2009, we announced a plan to further reduce costs in response to improved operational efficiencies and demand uncertainty associated with the global economic slowdown. As a result, we reduced our global headcount during the first six months of 2009 by approximately 1,200 and expect annualized savings of $6 to $7 million.

  •
  During the second fiscal quarter of 2009, we announced our plan to exit our Dominican Republic facility. The plan is expected to be completed by the end of the first half of 2010. Through implementation of this action, we expect to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. We anticipate that we will achieve annual savings of $13 to $14 million once the closure is complete.

  •
  We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to suppliers and certain major customers.

  •
  We are addressing supply chain issues, including programs to lower material and logistics costs, the acceleration of the transfer of manufacturing to China, and the implementation of new sales and operations planning processes.

        Recent Pronouncements and Accounting Changes—See Part I. Item 1. Note 2—"CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES—Recent Pronouncements and Accounting Changes" in the notes to the consolidated condensed financial statements, herein.

Results of Operations

        The Company's results for the first six months of 2009 were impacted by the global economic recession. Demand for our products during the first six months decreased as many of our customers pushed orders out to future quarters and delayed new projects in response to the economic slowdown. We have reduced our overall cost structure and have made improvements in our gross margin as a result of the implementation of our operational and financial initiatives, in spite of revenue and booking levels being negatively impacted by external demand during the first six months of the year.

        Net Sales.    Net sales decreased $78 million, or 29.2%, to $189.0 million for the six months ended June 28, 2009 from $267.0 million for the six months ended June 29, 2008. Net sales decreased $58.1 million, or 38.9%, to $91.2 million for the quarter ended June 28, 2009 from $149.3 million for the quarter ended June 29, 2008. The decrease in sales primarily related to the overall decline in demand resulting from the global economic conditions.

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Six Months Ended
	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
OEMs	$63.2	69%	$110.3	74%	$133.9	71%	$196.0	73%
Distributors	25.4	28%	29.2	20%	50.7	27%	55.9	21%
Service providers	2.6	3%	9.8	6%	4.4	2%	15.1	6%

Total	$91.2	100%	$149.3	100%	$189.0	100%	$267.0	100%

        No customer exceeded 10% of net sales during either of the three- or six-month periods ended June 28, 2009 or June 29, 2008.

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the quarters ended June 28, 2009 and June 29, 2008 by end-markets under this new classification were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Network and Telecom Equipment	30%	39%	31%	41%
Computer and Office Equipment	24%	19%	24%	18%
Industrial Equipment	19%	17%	22%	20%
Renewable Energy	19%	13%	15%	11%
Other	8%	12%	8%	10%

Total	100%	100%	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	June 28, 2009	December 28, 2008
Combined 180-day backlog	$56.8	$81.9
Combined 90-day backlog	$46.8	$68.6

        The decrease in 180-day and 90-day backlog during the six months ended June 28, 2009 was due to weakened demand during the period, as well as to a decrease in delinquent backlog of approximately $3.6 million resulting from implementation of operational initiatives which improved on-time delivery to customers. During the six months ended June 28, 2009, bookings were $165.9 million, a decrease of 46% from bookings of $304.4 million during the same period in 2008. Bookings weakened as customer demand decreased in response to the global economic recession, as customers consumed their current inventory levels and delayed orders and projects to future periods.

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a growing portion of our business is engaged in the design, manufacture and sale of Renewable Energy products which have lead time expectations of fewer than six weeks, we expect the backlog to continue to be less than historic norms in the future. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter ended June 28, 2009. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

  Gross Profit.

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Gross profit, in millions	$18.1	$30.6	$32.0	$51.9
Gross profit margin	19.9%	20.5%	16.9%	19.4%

        Gross profit for the six months ended June 28, 2009 was $32.0 million compared with a gross profit of $51.9 million in the comparable period in 2008. As a percentage of net sales, gross margin decreased to 16.9% for the first six months of 2009 from a gross margin of 19.4% for the same period in 2008. Gross margin for the six months ended June 28, 2009 was impacted by multiple factors.

  •
  The decrease in customer demand resulting in reduction in sales volume of approximately 29%, as well as unfavorable foreign currency translation impacts primarily due to the weakening of the Euro against the US dollar between periods, which negatively impacted the gross margin by approximately 4 margin points.

  •
  Increased inventory write-downs during the six months ended June 28, 2009 as compared with the same period of the prior year negatively impacted the gross margin by approximately 3 margin points.

  •
  Partially offsetting the negative impacts related to volume decreases, foreign currency fluctuations and inventory write-downs were positive impacts resulting from the successful implementation of many of our operational initiatives which resulted in improved on-time delivery to our customers, reduced materials and logistics costs, and the reduction of the overall expense levels. As a result of operational improvements including material cost reductions, gross margin for the six months ended June 28, 2009 was favorably impacted by approximately 3 margin points and by approximately 1.5 margin points resulting from favorable product mix as compared with the same period in the prior year.

        Gross profit for the quarter ended June 28, 2009 was $18.1 million compared with a gross profit of $30.6 million in the comparable period in 2008. As a percentage of net sales, gross margin decreased slightly to 19.9% for the second quarter of 2009 from a gross margin of 20.5% for the same period in 2008. Gross margin for the quarter ended June 28, 2009 was impacted by the following factors:

  •
  As a result of decreased demand, sales decreased by 39% which negatively impacted gross margin by approximately 2 margin points during the second quarter of 2009 as compared with the same period in 2008.

  •
  Gross margin was negatively impacted by foreign currency fluctuations, primarily due to the weakening of the Euro against the US dollar between periods, resulting in an unfavorable impact of approximately 3 margin points.

  •
  Partially offsetting the negative impacts related to volume decreases and foreign currency fluctuations were positive impacts resulting from the successful implementation of many of our operational initiatives including material cost reductions, improving gross margin by approximately 2 margin points. In addition, favorable product mix positively impacted gross margin by approximately 2 margin points as the composition of products sold improved during 2009. Products generating a higher gross margin like those sold into the renewable energy market increased to 19% of net sales during the quarter ended June 28, 2009 as compared with 13% of net sales during the same quarter of the previous year.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $12.2 million, or 31%, to $26.8 million for the six months ended June 28 2009 from $39.0 million for the same period in 2008. As a percentage of net sales, selling, general and administrative expense improved to 14% for the six months ended June 28, 2009 from 15% for the six months ended June 29, 2008. Selling, general and administrative expense decreased $5.1 million, or 28%, to $13.7 million for the quarter ended June 28 2009 from $18.8 million for the same period in 2008. As a percentage of net sales, selling, general and administrative expense increased to 15% for the quarter ended June 28, 2009 from 13% for the quarter ended June 29, 2008.

        Selling expense decreased $5.1 million, or 31%, to $11.3 million for the six months ended June 28, 2009 from $16.4 million for the same period in 2008. Selling expense decreased $2.4 million, or 30%, to $5.5 million for the quarter ended June 28, 2009 from $7.9 million for the same quarter in 2008. As a result of the reduced revenue levels during 2009 and the related reductions in sales bonuses and commissions, selling expense decreased $1.4 million and $2.4 million during the three and six months ended June 28, 2009, respectively, as compared with the same periods in 2008. Decreases of approximately $0.6 million and $1.1 million for the three and six months ended June 28, 2009, respectively, related to foreign currency fluctuations as the functional currencies at certain of our foreign locations weakened against the US Dollar during the first six months of 2009 as compared with the same period of 2008. Selling expense also decreased during the three and six months ended June 28, 2009 as compared to the same period of 2008 as a result of our continued efforts to reduce the company's cost structure.

        General and administrative expense decreased $7.1 million, or 31%, to $15.5 million for the six months ended June 28, 2009 from $22.6 million for the same period in 2008. General and administrative expense decreased $2.7 million, or 25%, to $8.2 million for the quarter ended June 28, 2009 from $10.9 million for the same quarter in 2008. The decrease in general and administrative expenses is primarily a result of continued efforts to reduce the company's cost structure as well as a result of the US Dollar strengthening against the functional currencies at our foreign locations during 2009.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased by $9.1 million, or 38%, to $14.7 million for the six months ended June 28, 2009 from $23.8 million in the same period of 2008. As a percentage of net sales, engineering and quality assurance expense decreased to 8% during the six months ended June 28, 2009 from 9% during the same period of 2008. Engineering and quality assurance expense decreased by $4.6 million, or 39%, to $7.2 million for the quarter ended June 28, 2009 from $11.8 million in the comparable period in 2008. As a percentage of net sales, engineering and quality assurance expense was 8% during both quarters ended June 28, 2009 and June 29, 2008. The decrease in engineering and quality assurance expense was primarily due to continued efforts to reduce the company's cost structure through spending reductions, relocation of engineering resources to lower cost locations, and efficiency improvements. Engineering and quality assurance expense also decreased as a result of foreign currency fluctuations by approximately $0.7 million and $1.0 million for the three and six months ended June 28, 2009, respectively, compared with the same periods of 2008.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $0.8 million for the six months ended June 28, 2009 compared with $1.4 million for the same period in 2008. Amortization of intangible assets decreased to $0.4 million for the quarter ended June 28, 2009 compared with $0.5 million for the same quarter in 2008. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Restructuring Charge.    During the three and six months ended June 28, 2009, we recorded pre-tax restructuring charges of $3.9 million and $5.0 million, respectively, in accordance with SFAS No. 146, "Accounting for Costs Associated with Disposal Activities" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43," as applicable. Under SFAS 146, we record employee one-time termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required, we record contract termination costs when a contract is terminated or ceases to provide economic benefit to the Company, and we record other associated restructuring costs in connection with the consolidation or closure of our facilities when the liability is incurred. In accordance with the guidance provided under SFAS 112, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable.

        During the first six months of 2009, we announced a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. The plan is expected to be completed by the end of the first half 2010. Through implementation of this action, we expect to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the aforementioned plan, we expect to record severance and other charges of $13 to $15 million during 2009 and through the first half of 2010. We anticipate that the portion of the charge that will result in future cash expenditures will be approximately $6 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. We also expect to record non-cash charges of approximately $3 to $5 million related to asset and inventory charges. We expect to achieve annual savings of $19 to $21 million once our global restructure efforts are complete.

        During the three and six months ended June 28, 2009, we recorded severance benefits of approximately $3.7 million for approximately 1,100 employees and $4.8 million for approximately 2,100 employees, respectively. We also recorded approximately $0.2 million of facility closure costs related to continuing lease obligations during the three and six months ended June 28, 2009.

        Goodwill Impairment.    In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment in accordance with SFAS No. 142 and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in SFAS 142 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated condensed statements of operations for the six months ended June 28, 2009.

        Loss from Operations.    As a result of the items above, loss from operations was $72.4 million for the six months ended June 28, 2009 compared with a loss from operations of $12.4 million for the comparable period in 2008. Loss from operations was $7.0 million for the quarter ended June 28, 2009 compared with a loss from operations of $0.6 million for the comparable period in 2008.

        Interest Income (Expense), Net.    Net interest expense was approximately $4.1 million for the six months ended June 28, 2009, compared with net interest expense of approximately $4.7 million for the comparable period in 2008. Net interest expense was approximately $2.2 million for the quarter ended June 28, 2009, compared with net interest expense of approximately $3.0 million for the comparable period in 2008.

        The net interest expense recorded during the three and six months ended June 28, 2009 related to an average of approximately $51 million and $60 million, respectively, of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, interest on the senior convertible notes issued May 8, 2009 at an effective interest rate of 11.3%, along with interest related to credit facilities and long-term debt obligations at certain foreign locations. The net interest expense recorded during the three and six months ended June 29, 2008 primarily related to $50.0 million in term debt, carrying an effective interest rate of approximately 14.0%, borrowed to finance the acquisition in October 2006, and $0.9 million related to the write-off of the debt issue costs and debt discount related to the $50 million PWER Bridge term debt which was repaid near the end of the quarter ended June 29, 2008. Also included in the interest expense for the three and six months ended June 29, 2008 was interest related to credit facilities and long-term debt obligations at the acquired entity.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt was $5.3 million and $8.4 million for the three and six months ended June 28, 2009, respectively. We repurchased $7 million of outstanding 8% senior secured convertible notes for approximately $3.5 million at the end of the first fiscal quarter of 2009 and approximately $21.8 million of outstanding 8% senior secured convertible notes for approximately $15.2 million during the second fiscal quarter of 2009.

        Other Income (Expense), Net.    Net other expense was $0.2 million for the six months ended June 28, 2009, compared with net other expense of $2.7 million for the same period in 2008. Net other expense was $2.2 million for the quarter ended June 28, 2009, compared with net other expense of $1.0 million for the same period in 2008. Net other expense for the three and six months ended June 28, 2009 primarily related to losses on foreign currency transactions. Included in net other expense for the three and six months ended June 29, 2008 was approximately $1.2 million expense related to the write-off of certain assets including $0.2 million related to an investment in a privately-held company. Also included in net other expense were losses on foreign currency transactions of approximately $1.5 million for the six months ended June 29, 2008 and gains on foreign currency transactions of approximately $0.2 million for the three months ended June 29, 2008. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB.

        Provision for Income Taxes.    The benefit for income taxes was $0.4 million for the six months ended June 28, 2009 as compared to a benefit for income taxes of $0.2 million recorded during the six months ended June 29, 2008. During the six months ended June 28, 2009, we reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The provision for income taxes was $0.4 million and $0.2 million for the quarters ended June 28, 2009 and June 29, 2008, respectively.

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

        Equity in earnings of joint venture.    During the three and six months ended June 28, 2009, we recorded approximately $0.1 million and $0.3 million, respectively, related to our equity share in the earnings of a joint venture. During the three months ended June 29, 2008, we recorded approximately $0.9 million related to our equity share in the earnings of the joint venture. During six months ended June 29, 2008, we recorded approximately $2.1 million of equity in earnings of joint venture, of which approximately $0.9 million related to our equity share in the earnings of the joint venture and approximately $1.2 million related to a cash dividend, representing a return on our investment in the joint venture.

        Preferred stock dividend and accretion.    In connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru during the quarter and six months ended June 28, 2009, we recorded $0.5 million related to the 10% preferred stock dividend and accretion, of which $0.3 million related to preferred dividends declared and $0.2 million related to the periodic accretions under the interest method. (See Part I. Item 1. Note 10.)

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $75.7 million at June 28, 2009 from $28.4 million at December 28, 2008. Our primary sources of cash in the first six months of 2009 consisted of a capital investment from Silver Lake Sumeru of $60 million, net of $3.8 million used to pay for issue costs, and $17.3 cash generated from operating activities. Our primary uses of cash in the first six months of 2009 consisted of $19.0 million used to repurchase approximately 28.8 million of our 8% senior secured convertible notes, $9.6 million related to repayments of our bank credit facilities and foreign long-term debt, and $1.5 million for the acquisition of property and equipment.

        Cash provided by operating activities of $17.3 million included a decrease in accounts receivable, net, inventory, and accounts payable of $47.6 million, $20.3 million, and $35.4 million, respectively. In addition, cash provided by operating activities included $3.4 million for cash paid for interest and $3.1 million of cash payments related to our restructuring programs.

        We maintain credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $29.0 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At June 28, 2009, the total outstanding balance on all credit facilities was $17.4 million at a weighted average interest rate of 6.1%, and $1.3 million was committed to letters of credit. After consideration of these commitments, $10.3 million of additional borrowing capacity was available to us as of June 28, 2009. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At June 28, 2009, a subsidiary was in default on $5.3 million of this balance as a result of not complying with a financial covenant requiring a maximum percentage of debt to equity. The $5.3 million outstanding balance under this credit agreement at a 4.5% interest rate has been classified as a current liability as we did not seek to obtain a waiver and consider this debt potentially callable by the bank. At June 28, 2009, we were in compliance with all other debt covenants.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at June 28, 2009, were $0.5 million and bore interest at 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        On May 8, 2009, Silver Lake Sumeru, a private investment firm, invested $60 million of new capital consisting of $23.6 million of convertible preferred stock, $36.4 million senior convertible notes due 2019, and 8.7 million warrants for Power-One common stock. The warrants have an exercise price of $1.33 and expire in seven years. The preferred stock pays quarterly dividends at a rate of 10% per year, and the notes pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the notes are convertible into Power-One common stock at a conversion price of $1.35. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions.

        The net proceeds from the transaction, after deducting issue costs related to the financing, was approximately $56 million. Approximately $15 million of these proceeds were used to repurchase approximately $22 million of our outstanding 8% Senior Secured Convertible Notes due 2013 from consenting bondholders. We intend to use the remaining proceeds of $41 million to fund strategic initiatives, and to provide for working capital needs and general corporate purposes. Pursuant to private negotiations with two of our bondholders, we repurchased $22 million of outstanding bonds from these bondholders upon the close of the transaction, allowing us to modify certain covenants in the existing 8% Senior Secured Convertible Notes due 2013. These amendments lowered the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Senior Secured Convertible Notes due 2013, removed the minimum tangible net worth covenant, and loosened other restrictions that limited the total debt we may incur and our ability to secure new debt financing or execute our business strategy.

        We currently anticipate that our total capital expenditures for the remainder of 2009 will be in the range of $2 to $4 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position and when and if necessary explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 14 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations and long-term debt is as follows, in millions:

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2009 (six months)	$2.7	$0.2	$3.1	$6.0
2010	4.8	0.2	6.0	11.0
2011	3.2	0.1	6.7	10.0
2012	2.1	—	6.9	9.0
2013	1.5	41.3	5.1	47.9
2014 and thereafter	1.0	36.4	19.5	56.9

Total	$15.3	$78.2	$47.3	$140.8

(1)
Our restructuring reserve at June 28, 2009 includes approximately $2.3 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

(2)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

        For the quarter ended June 28, 2009, our calculation of estimated interest payments includes $0.3 million of interest payments contractually due between 2009 and 2013 related to a $5.3 million credit agreement, payable through 2013 that was reclassified from long term debt to current liabilities at June 28, 2009 as we have not obtained a waiver for our noncompliance with the required financial covenants and consider the debt potentially callable by the bank.

        At June 28, 2009, the Company also has recorded a tax liability of $0.9 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash flows associated with our FIN 48 liabilities.

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

        The table below presents principal cash flows and related weighted-average interest rates for our credit facilities and long-term debt obligations at June 28, 2009 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar or Swiss Francs, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars or Swiss Francs denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 12.4)	$17.4	$—	$—	$—	$—	$—	$17.4	$17.4
Average Interest Rate	6.1%						6.1%
Long-term Debt:
Fixed Rate 8% Sr. Convertible Notes Due 2013(USD)	$—	$—	$—	$—	$41.3	$—	$41.3	$36.5
Average Interest Rate					9.4%		9.4%
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$35.0
Average Interest Rate						10.1%	10.1%
Fixed Rate (EUR 0.4)	$0.2	$0.2	$0.1	$—	$—	$—	$0.5	$0.5
Average Interest Rate	2.0%	2.0%	2.0%				2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at June 28, 2009, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of June 28, 2009, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 28, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 28, 2008, as well as those. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain of Artesyn Technologies' products infringe certain patents held by the Company that focus on digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007 and the jury found that all Power-One patents in the suit were valid and that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the dispute on reasonable terms allowing Artesyn to take a license to practice the infringed patent. After the February 24, 2009 mediation, the parties jointly requested an extension of time to file their appellate briefs while they continue to discuss licensing opportunities. A proposed licensing agreement is being discussed; however, because the extension of time to file the appellate briefs expired, Artesyn was required to file its brief on July 17, 2009. Power-One's brief is due August 28th. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the discovery stage and trial has been set for December 2010. Two new patents were recently issued to SynQor. SynQor has filed a motion for leave to amend its complaint to add claims for infringement of the two new patents. The Company and its co-defendants have filed objections to the motion to amend

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into with Magnetek, Inc. The various claims and assertions arise from and relate to Magnetek's attempt to remove Mr. Canova from office with the Italian subsidiary prior to our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge granted Power-One's motion to dismiss on technical grounds Mr. Canova's claim for monetary damages arising from his unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Item 4—Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on May 19, 2009. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year and ratify Deloitte & Touche LLP as the Independent Auditors for the Company.

        Proxies representing 80,635,591 shares of common stock eligible to vote at the meeting, or 91.7 percent of the 87,942,177 outstanding shares, were voted.

        All directors nominated by the Company were re-elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Kendall R. Bishop	55,509,230	25,126,361
Jon Gacek	55,553,299	25,082,292
Steven Goldman	51,078,378	29,557,213
Jon E. M. Jacoby	55,270,085	25,365,506
Mark Melliar-Smith	55,766,208	24,869,383
Richard J. Thompson	55,669,718	24,965,873
Jay Walters	55,598,670	25,036,921

        The ratification of the Appointment of Deloitte & Touche LLP as the independent auditors of Power-One Inc. was approved by 99 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
80,230,473	388,688	16,430	—

Item 6—Exhibits

(a) Exhibits
3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated July 20, 2007
4.1(e)	Warrant to Purchase 8,628,941 Shares of Power-One, Inc., dated May 8, 2009, issued to Silver Lake Sumeru Fund, L.P.
4.2(e)	Warrant to Purchase 71,059 Shares of Power-One, Inc., dated May 8, 2009, issued to Silver Lake Technology Investors Sumeru, L.P.
4.3(e)	Indenture, dated May 8, 2009, between Power-One, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee
4.4(e)	Supplemental Indenture, dated May 8, 2009, between Power-One, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee
4.5(e)	Certificate of Designation of Series A Convertible Participating Preferred Stock of Power-One, Inc., filed May 8, 2009.
4.6(e)	Certificate of Designation of Series B Junior Participating Convertible Preferred Stock of Power-One, Inc., filed May 8, 2009
4.7(e)	Certificate of Designation of Series C Junior Participating Convertible Preferred Stock of Power-One, Inc., filed May 8, 2009
10.1(e)	Registration Rights Agreement, dated May 8, 2009, between Power-One, Inc., Silver Lake Sumeru Fund, L.P., and Silver Lake Technology Investors Sumeru, L.P
10.2(e)	First Amendment to the Pledge and Security Agreement, dated May 8, 2009, among Power-One, Inc., the subsidiaries of Power-One, Inc. party thereto, and The Bank of New York Mellon Trust Company, N.A., as collateral agent
10.3	Form of Indemnification Agreement between the Company and its Directors
10.4	Form of Indemnification Agreement between the Company and its Executive Officers and Certain Other Officers
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)
Previously filed as an exhibit to the Registration Statement on Form S-1, as amended, of Power-One, Inc. filed on September 12, 1997.

(b)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended October 1, 2000.

(c)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year Ended January 1, 2006.

(d)
Previously filed as an exhibit to the Current Report on Form 8-K dated and filed on July 23, 2009.

(e)
Previously filed as an exhibit to the Current Report on Form 8-K dated and filed on May 8, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2009	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)