Form 10-Q
period 2009-09-27
POWER ONE INC
filed 2009-11-06
CIK 1042825

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2009
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

         As of November 5, 2009, 88,198,670 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
NET SALES	$100,129	$140,056	$289,138	$407,087
COST OF GOODS SOLD	76,940	110,127	233,943	325,251

GROSS PROFIT	23,189	29,929	55,195	81,836
EXPENSES:
Selling, general and administrative	14,121	18,203	40,960	57,251
Engineering and quality assurance	7,164	11,157	21,906	34,981
Amortization of intangible assets	385	518	1,159	1,926
Restructuring costs	655	—	5,668	—
Goodwill impairment	—	—	56,999	—

Total expenses	22,325	29,878	126,692	94,158

INCOME (LOSS) FROM OPERATIONS	864	51	(71,497)	(12,322)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	—	197	222	580
Interest expense	(2,178)	(2,446)	(6,514)	(7,566)
Gain on extinguishment of debt	160	—	8,608	—
Other income (expense), net	528	210	376	(2,476)

Total interest and other income (expense), net	(1,490)	(2,039)	2,692	(9,462)

LOSS BEFORE INCOME TAXES	(626)	(1,988)	(68,805)	(21,784)
PROVISION (BENEFIT) FOR INCOME TAXES	1,510	(82)	1,104	(282)

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(2,136)	(1,906)	(69,909)	(21,502)
EQUITY IN EARNINGS OF JOINT VENTURE	104	205	379	2,253

NET LOSS	$(2,032)	$(1,701)	$(69,530)	$(19,249)

PREFERRED STOCK DIVIDEND AND ACCRETION	844	—	1,350	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,876)	$(1,701)	$(70,880)	$(19,249)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.81)	$(0.22)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	88,134	87,770	88,001	87,572

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 27, 2009	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,767	$28,414
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,877 at September 27, 2009; $5,331 at December 28, 2008	106,161	143,093
Other	3,175	2,698
Inventories	77,517	101,608
Deferred income taxes	5,738	2,723
Prepaid expenses and other current assets	7,928	8,314

Total current assets	276,286	286,850
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $90,190 at September 27, 2009; $81,169 at December 28, 2008	49,798	55,381
GOODWILL	—	59,027
OTHER INTANGIBLE ASSETS, net	19,200	20,284
OTHER ASSETS	7,695	7,417

TOTAL	$352,979	$428,959

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$13,093	$26,949
Accounts payable	70,323	100,658
Restructuring reserve	5,365	3,651
Long-term debt, current portion	221	472
Other accrued expenses	34,296	26,544

Total current liabilities	123,298	158,274
DEFERRED INCOME TAXES	4,694	4,661
LONG-TERM DEBT, net of current portion	74,717	70,425
OTHER LIABILITIES	12,423	11,380

Total liabilities	215,132	244,740
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at September 27, 2009; liquidation preference $1,000 per share plus accumulated dividends.	18,276	—
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 88,175 and 87,801 shares issued and outstanding at September 27, 2009 and December 28, 2008, respectively	88	88
Additional paid-in capital	621,530	618,255
Accumulated other comprehensive income	41,252	39,645
Accumulated deficit	(543,299)	(473,769)

Total stockholders' equity	119,571	184,219

TOTAL	$352,979	$428,959

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,530)	$(19,249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,488	14,729
Undistributed earnings of joint venture	(379)	(1,076)
Goodwill impairment	56,999	—
Investment write-off	—	243
Change in fair value of derivative liability	(290)	—
Stock compensation	1,449	1,939
Foreign exchange (gain) loss	(5,654)	2,656
Deferred income taxes	(2,968)	(931)
Write-off of unamortized debt issue costs	—	908
Net gain on debt extinguishment	(8,608)	—
Net loss on disposal of property and equipment	18	767
Changes in operating assets and liabilities:
Accounts receivable, net	41,586	(8,545)
Inventories	25,949	(5,546)
Prepaid expenses and other current assets	685	(5,063)
Accounts payable	(32,275)	816
Other accrued expenses	6,971	4,669
Restructuring reserve	1,734	(2,672)
Other liabilities	(1,270)	(1,213)

Net cash provided by (used in) operating activities	26,905	(17,568)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investments	—	(115)
Proceeds from available for sale investments	—	7,590
Acquisition of property & equipment	(3,646)	(8,224)
Proceeds from sale of property and equipment	6	15
Other assets	429	25

Net cash used in investing activities	(3,211)	(709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	(14,132)	7,844
Repayments of borrowings on notes payable	—	(249)
Proceeds from issuance of long-term debt, net of debt issue costs	34,660	74,866
Repayments of borrowings on long-term debt	(21,730)	(2,525)
Repayments of indebtedness to related parties	—	(50,000)
Issuance of preferred stock, net of issue costs	21,445	—
Dividends paid	(348)	—
Cash paid to satisfy nonvested share related employee tax withholding obligations	(122)	—

Net cash provided by financing activities	19,773	29,936

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,886	(576)

INCREASE IN CASH AND CASH EQUIVALENTS	47,353	11,083
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,414	28,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$75,767	$39,447

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,020	$4,099
Income taxes	$2,095	$919

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the nine months ended September 27, 2009, the Company declared a dividend of approximately $0.9 million to the Preferred Stockholders, of which $0.6 million was unpaid at September 27, 2009.

        During the nine months ended September 27, 2009, the company paid $20.9 million to repurchase and extinguish $31.3 million of its 8% Senior Secured Convertible Notes. The Company recorded a gain of $8.6 million, net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations.

        During the nine months ended September 27, 2009 and September 28, 2008, the company had purchased but not yet paid for an additional $0.5 million and $0.9 million, respectively, of property and equipment.

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

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
NET LOSS	$(2,032)	$(1,701)	$(69,530)	$(19,249)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investment securities	—	—	—	(7)
Foreign currency translation adjustment	3,092	(9,801)	1,607	3,352

COMPREHENSIVE INCOME (LOSS)	$1,060	$(11,502)	$(67,923)	$(15,904)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 28, 2008. The Company has evaluated subsequent events through November 6, 2009, the date these consolidated condensed financial statements were issued. The operating results for the three-month and nine-month periods ended September 27, 2009 and cash flows for the nine-month period ended September 27, 2009, are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 3, 2010 or for future periods.

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill and intangible asset valuation, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, derivative valuation, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three and nine month periods ended September 27, 2009 and September 28, 2008 were 13-week and 39-week periods, respectively. The period ending January 03, 2010 will be a 53-week period.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification, ("ASC"), 105, GAAP, which establishes the FASB Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 27,

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

2009. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

        In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. Based on our initial assessment, the Company does not expect the adoption of this new guidance to have an impact on its consolidated financial statements.

        In October 2009, the FASB concurrently issued the following Accounting Standards Updates:

  •
  ASC 985, "Certain Revenue Arrangements That Include Software". This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

  •
  ASC 605, "Multiple-Deliverable Revenue Arrangements". This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

        These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. The Company is currently evaluating the potential impact these standards may have on the Company's financial position and results of operations upon adoption.

        On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

Company has not yet assessed the impact that this potential change would have on its consolidated financial statements.

        Fair Value of Financial Instruments—In April 2009, the FASB issued new guidance that require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

  •
  The credit facilities installments notes have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

  •
  The fair values of the Company's credit facilities, installment notes and 8% Senior Secured Convertible Notes due 2013 were determined using quoted market prices for similar financial instruments.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 15% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using an adjusted stock price of $1.77, a volatility factor of 71%, a risk free interest rate of 2.2%, a dividend yield factor of 10% and a contractual life of 5 years.

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 15% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using an adjusted stock price of $1.77, a volatility factor of 71%, a risk free interest rate of 2.2%, coupon rates of 6%, 8% and 10% and a contractual life of 5 years.

Description	Fair Value	Carrying Value
8% Senior Secured Convertible Notes, due 2013	$50.8	$38.8
Senior Convertible Notes, due 2019	54.2	35.7
Redeemable Convertible Preferred Stock	33.4	18.3
Credit facilities and installment notes	13.5	13.5

NOTE 3—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $1.5 million and $1.6 million at September 27, 2009 and December 28, 2008, respectively. During the three and nine months ended September 27, 2009, the Company recorded equity in earnings in joint venture of $0.1 million and $0.4 million, respectively, in its consolidated condensed statements of operations. During the three and nine months ended

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

September 28, 2008, the Company recorded equity in earnings in joint venture of approximately $0.2 million and $2.3 million, respectively. During the nine months ended September 28, 2008, the Company received a dividend of approximately $1.2 million, representing a return on its investment in the joint venture. See Note 14.

        During the three and nine months ended September 28, 2008, the Company wrote off approximately $0.2 million related to an investment in a privately-held company.

NOTE 4—INVENTORIES

        Inventories consist of the following (in millions):

	September 27, 2009	December 28, 2008
Raw materials	$52.6	$74.4
Subassemblies-in-process	5.4	5.9
Finished goods	19.5	21.3

	$77.5	$101.6

        The Company considers historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the nine months ended September 27, 2009 and September 28, 2008 the Company wrote off approximately $9.6 million and $6.9 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended September 27, 2009 and September 28, 2008 the Company wrote off approximately $2.0 million and $2.4 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following (in millions):

	September 27, 2009
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.8	3.6	2.2	13
Customer relationships	6.0	2.5	3.5	7
Other	6.5	4.4	2.1	17

Subtotal	18.3	10.5	7.8	12

Total	$29.7	$10.5	$19.2

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

        The changes in the carrying amount of goodwill for the nine months ended September 27, 2009 is as follows (in millions):

September 27, 2009
Beginning balance	$59.0
Decrease related to impairment charge	(57.0)
Changes due to foreign currency fluctuations	(2.0)

Ending balance	$—

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the first fiscal quarter of 2009, the Company tested its goodwill for impairment in accordance with ASC 350-20 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated condensed statements of operations during the nine months ended September 27, 2009.

        Total amortization expense for the nine months ended September 27, 2009 and September 28, 2008 was $1.4 million and $2.1 million, respectively. Of the $1.4 million of expense recorded during the nine months ended September 27, 2009, $1.2 million was recorded as amortization of intangibles and

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—GOODWILL AND INTANGIBLE ASSETS (Continued)

$0.2 million recorded as cost of goods sold. Of the $2.1 million of amortization expense recorded during the nine months ended September 28, 2008, $1.9 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. For the three months ended September 27, 2009 and September 28, 2008, amortization expense was $0.5 million and $0.6 million, respectively. Of the $0.5 million of expense recorded during the three months ended September 27, 2009, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Of the $0.6 million of expense recorded during the three months ended September 28, 2008, $0.5 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2009 through 2013 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2009 (three months)	$0.5
2010	1.8
2011	1.6
2012	1.4
2013	1.3

Total	$6.6

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	September 27, 2009	December 28, 2008
Revolving credit facilities	$7.9	$21.2
Secured credit facility	5.2	5.7

Total credit facilities,	$13.1	$26.9

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $28.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 27, 2009, the total outstanding balance on all credit facilities was $13.1 million at a weighted average interest rate of 5.1%, and $1.5 million was committed to guarantee letters of credit. After consideration of these commitments, $14.1 million of additional borrowing capacity was available to the Company as of September 27, 2009. At December 28, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 6.8%, and $1.8 million was committed to guarantee letters of credit. Some credit agreements require the Company's subsidiaries to provide certain financial reports to the lenders and meet certain financial ratios.

        At September 27, 2009, the $13.1 million credit facilities outstanding were held at a subsidiary that the Company acquired in connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, of which $7.9 million relates to revolving credit arrangements with

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—CREDIT FACILITIES AND NOTES PAYABLE (Continued)

various banks. These revolving credit arrangements bear interest at various rates based on the European Interbank Offering Rate "(EURIBOR)" and bore a weighted average interest rate of 6.5% at September 27, 2009.

        In addition, this acquired subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this agreement were $5.2 million at September 27, 2009 and bore interest at the EURIBOR plus one and one-half percent (3.1% at September 27, 2009). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At September 27, 2009, this subsidiary was in compliance with these financial covenants.

NOTE 7—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine months ended September 27, 2009 and September 28, 2008 is presented below (in millions):

	Nine Months Ended
	September 27, 2009	September 28, 2008
Balance, beginning of period	$4.0	$3.1
Charges and costs accrued	3.1	3.1
Less repair costs incurred	(1.8)	(2.4)
Changes due to foreign currency	0.2	—

Balance, end of period	$5.5	$3.8

        At September 27, 2009, $4.8 million and $0.7 million of warranties were included as part of Other accrued expenses and Other liabilities, respectively, in the consolidated condensed balance sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—RESTRUCTURING COSTS

        During the second quarter of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. The plan to close the plant is expected to be completed by the end of the first half of 2010. With respect to this plan, the Company expects to record severance and other charges of $13 to $15 million during 2009 and through the first half of 2010. The Company anticipates that the portion of the charge that will result in future cash expenditures will be approximately $6 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. The Company has also accelerated depreciation on certain assets in relation to the Dominican Republic closure and has evaluated the recoverability of its inventory based on its closure plan. The Company believes it has appropriately determined any excess and obsolete inventory in the Dominican Republic based on historical and projected usage; however, the ultimate disposition of inventory in consideration of transfers and last time buys in connection with the closure of the facility could result in additional inventory charges. During the three and nine months ended September 27, 2009, the Company recorded pre-tax restructuring charges of $0.7 million and $5.7 million, respectively, in accordance with ASC 420, "Exit or Disposal Cost Obligations" and ASC 712, "Compensation—Nonretirement Postemployment Benefits," as applicable. No restructuring charges were recorded during the three and nine months ended September 28, 2008.

        A summary of the restructuring reserve activity during the nine months ended September 27, 2009 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 28, 2008	$0.9	$2.8	$3.7
Restructuring charges	5.3	0.4	5.7
Applications of reserve	(2.8)	(1.1)	(3.9)
Changes due to foreign currency fluctuations	(0.1)	—	(0.1)

Balance at September 27, 2009	$3.3	$2.1	$5.4

        During the three and nine months ended September 27, 2009, the Company recorded severance benefits of approximately $0.4 million and $5.3 million, respectively. Additionally, the Company recorded approximately $0.3 million and $0.4 million of facility closure costs during the three and nine months ended September 27, 2009, respectively. All restructuring charges will be settled with cash. In connection with the Dominican Republic facility closure, the Company has recorded accelerated depreciation as part of cost of goods sold of $0.7 million and $0.9 million for the three and nine months ended September 27, 2009, respectively.

        In connection with the acquisition of the Power Electronics Group of Magnetek, Inc. in October 2006, the Company developed and implemented a plan to exit certain activities of the acquired business. The Company's plan included the integration and restructure of the operations of the acquired business in order to more closely align the Company's consolidated operations. The plan included costs related to severance, facility lease costs and termination, and contract termination costs that were incurred as a direct result of these integration and restructuring efforts. During the nine months ended September 27, 2009, approximately $0.9 million in severance liabilities and $0.1 million

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—RESTRUCTURING COSTS (Continued)

in facility closure costs were paid out related to this plan and there were no liabilities remaining at September 27, 2009.

        The restructuring liabilities related to facilities closure include $1.6 million, $0.3 million and $0.2 million of continuing lease obligations incurred during 2005, 2007 and 2009, respectively, upon consolidation of the Company's North American facilities. All the liabilities are expected to be paid over the life of the leases, which extend into 2011 and 2014. All restructuring charges have been or will be settled with cash.

NOTE 9—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	September 27, 2009	December 28, 2008
8% Senior Secured Convertible Notes, due 2013	$38.8	$70.0
Senior Convertible Notes, due 2019	35.7	—
Installment notes ranging from 2% to 6%, due through 2011	0.4	0.9

Total long-term debt	74.9	70.9
Less current portion	0.2	0.5

Total long-term debt, less current portion	$74.7	$70.4

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company (See Note 10). As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes). The principal sum of the New Notes is due on May 8, 2019; however, the notes are redeemable at the option of the holder after five years from issuance and annually thereafter. Interest relating to the notes will be paid semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter, beginning November 8, 2009. The New Notes will be convertible into Power-One common stock at a conversion price of $1.35. The conversion price is subject to adjustment under certain circumstances. There are no financial covenants relating to the New Notes; however, there are certain restrictions that limit the sale of assets, and the incurrence of liens and debt.

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

        On each of April 21, 2009 and April 22, 2009, the Company entered into Consent and Purchase Agreements with two holders of the Company's 8% Notes who collectively held in excess of a majority of the 8% Notes (collectively, the "Majority Holders"). Pursuant to the agreements, Power-One agreed to repurchase an aggregate of $21.8 million of outstanding 8% Notes effective upon the closing of the transactions contemplated by the aforementioned agreements and obtained the consent of the Majority Holders to modify certain covenants in the indenture governing the 8% Notes and the related pledge agreement, including to reduce the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Notes, to remove the minimum tangible net worth covenant, and loosen other restrictions that limited the total and secured debt the Company could incur. In addition, the Majority Holders consented to the removal of the right of the holders of the 8% Notes to participate in future equity issuances by the Company and also agreed to permit the Company to dispose of certain assets that constituted a part of the collateral securing the 8% Notes, so long as the Company either reinvests the net proceeds from such disposition into the Company or makes an offer to repurchase, on a pro rata basis, the outstanding 8% Notes up to the amount of the net proceeds not reinvested into the Company. During the nine months ended September 27, 2009, the Company used $20.9 million net cash to repurchase and extinguish $31.3 million of the 8% Notes. The Company recorded a net gain on extinguishment of debt of $0.2 million and $8.6 million for the three and nine months ended September 27, 2009, respectively.

        The Company has certain long-term notes payable through fiscal year 2011 that were acquired through its 2006 acquisition. Amounts outstanding at September 27, 2009 were $0.4 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        At September 27, 2009 and December 28, 2008, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at September 27, 2009 are as follows (in millions):

Year Ending December 31,
2009 (three months)	$0.1
2010	0.2
2011	0.1
2012	—
2013	38.8
2014 and thereafter	36.4

Total	$75.6

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CAPITAL INVESTMENT

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company consisting of $23.6 million to acquire 23,625 shares of redeemable convertible preferred stock (the "Preferred Stock"), $36.4 million to acquire senior convertible notes due 2019 at par (the "New Notes"), and warrants to acquire 8.7 million shares of Power-One common stock (the "Warrants"). Net proceeds from the transaction after certain expenses, were $56.2 million. Net proceeds from the transaction were allocated to the New Notes, Preferred Stock and Warrants based on the relative fair values of all instruments issued under the Purchase Agreement, except for the embedded put options which have been bifurcated and recorded separately at fair value. Subject to certain limitations, no investor, individually or with its affiliates, may convert the Preferred Stock or New Notes into Power-One common stock or exercise the Warrants for Power-One common stock if upon such conversion or exercise such investor and its affiliates would beneficially hold more than 19.9% of Power-One's outstanding common stock or voting power.

        Warrants—The Warrants are exercisable fifteen months after issuance at an exercise price of $1.33 and will expire in seven years. The warrants had a fair value of $3.1 million on the Purchase Agreement date, each warrant option having a value of $0.48 per share. The fair value was determined using the Black-Scholes model using, an adjusted stock price of $0.91, a volatility factor of 72%, a risk free interest rate of 2.68% and a contractual life of 7 years. Proceeds of $3.3 million were allocated to the warrants as an increase to Additional paid-in capital in the consolidated condensed balance sheet.

        Redeemable Convertible Preferred Stock—Under the Purchase Agreement, 23,625 shares of redeemable convertible preferred stock were issued. (Under the Company's existing articles of incorporation, 30.0 million shares of preferred stock at a par value of $0.001 are authorized for issuance) The Preferred Stock issued under the Purchase Agreement will pay quarterly dividends at a rate of 10% per year and are convertible into Power-One common stock at a conversion price of $1.35. During the three and nine months ended September 27, 2009, the Company declared a Preferred Stock dividend of $0.6 million and $0.9 million, respectively. After the fifth anniversary of the issuance, the Company may redeem any or all of the Preferred Stock at a redemption price equal to the purchase price plus accrued dividends. The Company may force conversion of the Preferred Stock on and after the 2.5 year anniversary date if the Company's common stock price is 300% of the conversion price. The Preferred Stock may be redeemed at the request of the holders of such securities after the fifth anniversary of their issuance, and annually thereafter, at a redemption price equal to the purchase price plus accrued dividends. The Company's failure to redeem the Preferred Stock would result in a 2% per year increase in the dividend, plus another 1% increase per six month period after the redemption date, up to a maximum of 16% per year.

        The holders of the Preferred Stock will have voting rights on an as-converted to common stock basis; provided, no such holder (together with its affiliates after taking into account any common stock or other voting equity held by such holders), exercise voting rights to more than 19.9% of Power-One's outstanding voting power. The Preferred Stock entitled Silver Lake Sumeru, subject to certain conditions, to elect two Directors to the Company's board of directors (the "Board"). Additionally, Silver Lake Sumeru has the right to nominate one independent candidate to stand for election to the Board beginning at the 2010 annual meeting or earlier if a vacancy in the board occurs.

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

        At September 27, 2009, the carrying value of the Preferred Stock was $18.3 million which represents its initial carrying value of $17.9 million plus $0.4 million of related accretion charged during the nine months ended September 27, 2009. The difference between the Preferred Stock initial carrying amount of $17.9 million and the mandatory redemption amount of $23.6 million will be increased by periodic accretions using the interest method, such that the carrying amount of the Preferred Stock will equal the mandatory redemption amount at the mandatory redemption date. During the quarter and nine months ended September 27, 2009, the Company recorded the $0.2 million and $0.4 million, respectively, of accretion charges against Additional paid-in capital in its consolidated condensed balance sheet.

        Senior Convertible Notes—The New Notes issued in connection with the transaction will mature in 2019 and pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter, beginning November 8, 2009. The notes are convertible into Power-One common stock at a conversion price of $1.35. After the fifth anniversary of the original issuance, the Company may redeem any or all of the New Notes at a redemption price equal to the purchase price plus accrued interest. The Company may force redemption of the New Notes between the 2.5 year anniversary date and the five year anniversary date if the Company's common stock price is 300% of the conversion price. Holders of the Notes may force redemption after year five, and annually thereafter, for an amount equaling principal plus accrued interest.

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

        At September 27, 2009, the carrying value of the New Notes was $35.7 million which represents the portion of the transaction net proceeds allocated to the New Notes plus related accretion charges of less than $0.1 million. The difference between the New Notes initial carrying value of $35.7 million and the mandatory redemption amount of $36.4 million will be increased by periodic accretions, using the interest method, such that the carrying amount of the New Notes will equal the mandatory

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CAPITAL INVESTMENT (Continued)

redemption amount at the mandatory redemption date. During the three and nine months ended September 27, 2009, the Company recorded $1.0 million and $1.6 million, respectively, in interest expense in its consolidated condensed statement of operations related to the New Notes.

        Derivative Financial Instruments—Certain terms and conditions contained in the Purchase Agreement resulted in embedded derivatives "Embedded Put Options" that require bifurcation from the host contract under the provisions of ASC 815, "Derivatives and Hedging." Under the provisions of this guidance, the Company has recorded the fair value of $1.5 million related to the aforementioned derivatives as a liability in its consolidated condensed balance sheet. The fair value of the Embedded Put Options was determined using the Binomial model using, stock price of $1.77, volatility factor of 71%, risk-free interest rate of 2.22%, contractual term of 5 years and a probability factor of 10%. During the three and nine months ended September 27, 2009, the Company recorded an unrealized gain of $0.3 million in the consolidated condensed statement of operations resulting from the change in fair value of the embedded put option.

        Fair Value Instruments—The Company adopted ASC 820, "Fair Value Measurements and Disclosures" on January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and non-financial liabilities. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three levels as follows:

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

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Embedded Put Options (at issuance date)	$1.8
Change in fair value of derivative liability	(0.3)

Embedded Put Options (at September 27, 2009)	$1.5

Warrants (at issuance date)	$3.1

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain of Artesyn Technologies' products infringe certain patents held by the Company that focus on digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007 and the jury found that all Power-One patents in the suit were valid and that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the dispute on reasonable terms allowing Artesyn to take a license to practice the infringed patent. After the February 24, 2009 mediation, the parties jointly requested an extension of time to file their appellate briefs while they continued to discuss licensing opportunities. The extension of time to file the appellate briefs expired and Artesyn filed its brief on July 17, 2009. The Company filed its response on August 28, 2009 and Artesyn's reply brief was filed on September 11, 2009. Oral argument has been set for December 9, 2009. Meanwhile, the parties continue to negotiate a proposed licensing agreement. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the discovery stage and trial has been set for December 2010; however, two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—CONTINGENCIES (Continued)

claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its co-defendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into with Magnetek, Inc. The various claims and assertions arise from and relate to Magnetek's attempt to remove Mr. Canova from office with the Italian subsidiary prior to our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge granted the Company's motion to dismiss on technical grounds Mr. Canova's claim for monetary damages arising from his unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony.

        The Company accounts for unrecognized tax positions under ASC 740, "Income Taxes." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $3.8 million at September 27, 2009 and includes $0.3 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the nine months ended September 27, 2009, the Company reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The Company is currently under audit by several tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at September 27, 2009 and whether such uncertain income tax positions will significantly increase or decrease prior to January 3, 2010; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

NOTE 12—STOCK BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with ASC 718, "Compensation—Stock Compensation." The Company has granted stock awards under its 1996 and 2004 stock incentive plans, which generally vest between one and four years from the date of grant.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—STOCK BASED COMPENSATION PLANS (Continued)

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Non-vested share units granted, in millions	0.1	0.3	0.2	0.9
Weighted average grant date fair value of non-vested share units	$1.58	$2.03	$1.30	$2.37
Stock compensation expense related to non-vested share units, in millions	$0.4	$0.5	$1.2	$1.7

        The fair value of the options and stock appreciation rights granted during the three and nine months ended September 27, 2009 and September 28, 2008 was estimated on the date of grant using the Black-Scholes valuation model. Certain options with market and/or performance conditions were estimated on the date of grant using the Monte Carlo Simulation method, with the assumptions, grant and expense information shown below.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Risk-free interest rate	N/A	3.5%	3.1%	3.3%
Volatility	N/A	55%	80%	61%
Option life, years	N/A	6.7	5.4	6.7
Dividends	—	—	—	—
Stock options granted, in millions	—	0.6	0.1	1.0
Stock appreciation rights granted, in millions	—	—	—	0.3
Weighted-average grant date fair value of stock options and stock appreciation rights granted	—	$1.03	$0.83	$1.31
Stock compensation expense related to stock options and stock appreciation rights, in millions	$0.1	$0.1	$0.2	$0.3

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—EARNINGS PER SHARE

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss attributable to common stockholders	$(2.9)	$(1.7)	$(70.9)	$(19.2)
Basic and Diluted weighted average outstanding shares	88.1	87.8	88.0	87.6

Basic and Diluted loss per share	$(0.03)	$(0.02)	$(0.81)	$(0.22)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, non-vested share units, convertible notes, convertible preferred stock, and stock warrants) outstanding during the periods using the treasury stock and if-converted methods. Due to the Company's net loss in both of the three-month and nine-month periods ended September 27, 2009 and September 28, 2008, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Using the treasury stock method, had the Company been in a net income position for the respective periods, the weighted average common share equivalents of approximately 0.1 million which were outstanding during both three-month periods ended September 27, 2009 and September 28, 2008, and 0.1 million and 0.2 million which were outstanding during the nine-month periods ended September 27, 2009 and September 28, 2008, respectively, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended September 27, 2009 and September 28, 2008 were 14.5 million and 9.7 million, respectively, and were 11.4 million and 8.8 million during the nine-month periods ended September 27, 2009 and September 28, 2008, respectively.

        Using the if-converted method, the Company has excluded its convertible securities from the diluted earnings per share computation as the effect would be antidilutive. The weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three- and nine-month periods ended September 27, 2009 would be anti-dilutive was 47.6 million and 24.7 million shares, respectively. The weighted average common share equivalents outstanding related to the convertible debt for the three- and nine-month periods ended September 28, 2008 were 24.1 million and 9.1 million, respectively. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three-

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—EARNINGS PER SHARE (Continued)

and nine-month periods ended September 27, 2009 would be anti-dilutive was 17.5 million and 9.1 million shares, respectively.

NOTE 14—RELATED PARTIES

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $2.7 million, of interest expense in its consolidated condensed statements of operations related to PWER Bridge, LLC during the nine months ended September 28, 2008. The Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.3% of the Company's outstanding common stock as of September 27, 2009. Mr. Stephens also owns 100% of Stephens Insurance. Approximately $0.2 million was paid by the Company to Stephens Insurance for insurance brokerage services during both nine-month periods ended September 27, 2009, and September 28, 2008. No amounts were paid to Stephens Insurance during the three months ended September 27, 2009 or September 28, 2008.

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet under the equity method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during the first fiscal quarter of 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with approximately $1.1 million related to the Company's share in the earnings of the joint venture were recorded in "Equity in earnings of joint venture" in the consolidated condensed statement of operations during the nine months ended September 28, 2008. During the three months ended September 28, 2008, the Company recorded approximately $0.2 million in "Equity in earnings of joint venture" related to the Company's share in the joint venture earnings. During the three and nine months ended September 27, 2009, the Company recorded $0.1 million and $0.4 million, respectively, related to the Company's equity share in the earnings of the joint venture.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—RELATED PARTIES (Continued)

        No revenue was recognized relating to the joint venture during the three months or nine months ended September 27, 2009 or September 28, 2008. The Company paid $2.2 million and $4.2 million for inventory purchased from the joint venture during the three months ended September 27, 2009 and September 28, 2008, respectively, and $11.8 million and $12.2 million for inventory purchased from the joint venture during the nine months ended September 27, 2009 and September 28, 2008, respectively. At September 27, 2009 and December 28, 2008, the Company owed the joint venture approximately $3.2 million and $12.0 million, respectively, that was included in accounts payable in the consolidated condensed balance sheets.

        Gayla J. Delly, a former member of the Company's Board of Directors and former Chairman of the Audit Committee who resigned her positions effective November 14, 2008, is the President of Benchmark Electronics, a contract manufacturer that buys the Company's products. During the three and nine months ended September 28, 2008, the Company recognized revenue on sales to Benchmark Electronics in the amounts of $0.1 million and $4.3 million, respectively.

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

  •
  Inverters for Renewable Energy ("RE"), also called alternative energy products that convert solar (photovoltaic or "PV") or wind energy into useable AC/DC power. Our inverters are used in the PV residential and commercial applications which are designed using a "string configuration" and "centralized configuration," respectively, to support increasing levels of power from 2kW to multi MW solutions; and

  •
  Additional products that include digital control products for motors and a variety of other application-specific specialty power products.

Our Operating Environment

        We have implemented detailed plans to improve our operational and financial performance, drive long-term growth and profitability, improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals in recent periods, there are still many areas in which we believe that we can improve. Based on these plans we have recently launched the following initiatives:

  •
  We are developing a global service solution and investing in additional engineering and design resources to broaden our renewable energy product lines and support customers in key geographical regions. During the first nine months of 2009, we restructured the marketing teams in order to more aggressively and efficiently generate leads and pursue business opportunities. We are reviewing product roadmaps and determining how to better deploy our sales resources to drive the business. We are also designing products based on customer requirements for more efficient power solutions by developing high efficiency products for the storage, server, and networking markets and telecommunications in emerging markets. During the third fiscal quarter of 2009, our renewable energy sales showed marked improvement as a result of our ability to leverage market opportunities and increase penetration into key accounts which resulted in increased revenue and order backlog.

  •
  In an effort to open the digital power control market for future growth, we are in discussions with both power semiconductor and modular power companies and have licensed our digital power technology patents to companies like Linear Technologies, Infineon Technologies, Powervation, Texas Instruments and CUI.

  •
  In response to demand uncertainty associated with the global economic slowdown and our initiative to improve operational efficiencies by reducing our manufacturing footprint, we implemented our restructuring plan to reduce our global headcount and to exit our Dominican Republic facility during the first nine months of 2009. We anticipate that the closure of the Dominican Republic facility will be completed by the end of the first half of 2010. Through implementation of this action, we expect to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. As a result, we reduced our global headcount during the first nine months of 2009 by approximately 1,300 and we estimate that we will achieve annual savings of $19 to $21 million from both the headcount restructuring and facility closure once complete.

  •
  During the third fiscal quarter of 2009, we continued to improve our factory utilization and on-time delivery by improving demand planning, factory throughput, master scheduling, and creating a more robust supply chain.

  •
  We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to suppliers and certain major customers.

  •
  We are addressing supply chain issues, including programs to lower material and logistics costs through consolidation of suppliers, the acceleration of the transfer of manufacturing to China, and the implementation of new sales and operations planning processes.

        Recent Pronouncements and Accounting Changes—See Part I. Item 1. Note 2—"CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES—Recent Pronouncements and Accounting Changes" in the notes to the consolidated condensed financial statements, herein.

        We follow accounting standards set by the Financial Accounting Standards Board, ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. We have updated references to GAAP issued by the FASB in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the guidance in the FASB Accounting Standards Codification ("ASC").

Results of Operations

        The Company's results for the first nine months of 2009 were impacted by the global economic recession. Demand across most of our product lines during the first nine months of the year decreased as many of our customers pushed orders out to future quarters and delayed new projects in response to the economic slowdown. Despite these negative impacts, we have reduced our overall cost structure and have made improvement in our gross margin as a result of the implementation of our operational and financial initiatives. In addition, as a result of our efforts to drive profitability and increase gross margin, we have rationalized our product offering and have eliminated lower margin products and products that do not fit in to our product portfolio.

        While overall revenue decreased during 2009 as compared with levels of 2008, revenue generated from renewable energy market sales during the third quarter ended September 27, 2009 significantly increased as compared with the same quarter in 2008 as well as compared to the preceding fiscal quarters of 2009. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our continued focus on geographic expansion further into Europe and into Asia. In addition to increased revenue and order backlog, we have also increased our market share and outpaced the overall market growth in the renewable energy sector.

        Net Sales.    Net sales decreased $118 million, or 29%, to $289.1 million for the nine months ended September 27, 2009 from $407.1 million for the nine months ended September 28, 2008. Net sales decreased $40 million, or 29%, to $100.1 million for the quarter ended September 27, 2009 from $140.1 million for the quarter ended September 28, 2008. The decrease in sales primarily related to the overall decline in demand across the power conversion market sectors resulting from the global economic conditions. The decline in sales across the power conversion markets, was partially offset by an increase in sales to the renewable energy market during both the quarter and nine months ended September 27, 2009 as compared with the same periods of 2008, as we increased our presence and market share in both Europe and Asia.

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Nine Months Ended
	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
OEMs	$65.2	65%	$106.0	76%	$199.1	69%	$302.1	74%
Distributors	33.5	34%	29.1	21%	84.1	29%	85.0	21%
Service providers	1.4	1%	5.0	3%	5.9	2%	20.0	5%

Total	$100.1	100%	$140.1	100%	$289.1	100%	$407.1	100%

        No customer exceeded 10% of net sales during either of the three- or nine-month periods ended September 27, 2009 or September 28, 2008.

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the quarters and nine months ended September 27, 2009 and September 28, 2008 by end-markets under this new classification were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Network and Telecom Equipment	28%	43%	30%	41%
Computer and Office Equipment	16%	14%	21%	17%
Renewable Energy	31%	14%	21%	12%
Industrial Equipment	18%	18%	20%	20%
Other	7%	11%	8%	10%

Total	100%	100%	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	September 27, 2009	December 28, 2008
Combined 180-day backlog	$88.6	$81.9
Combined 90-day backlog	$84.3	$68.6

        The increase in 180-day and 90-day backlog at September 27, 2009 was due to strengthened demand during the quarter ended September 27, 2009 in the power conversion and renewable energy markets with significant growth in the renewable energy sector. Bookings increased to $134.2 million, or 11%, during the quarter ended September 27, 2009 from $121.4 million booked during the same period of 2008. During the nine months ended September 27, 2009, bookings were $300.0 million, a decrease of 30% from bookings of $425.8 million during the same period in 2008. While overall bookings for the nine months ended September 27, 2009 weakened as customer demand decreased in response to the global economic recession, as customers consumed their current inventory levels and delayed orders and projects to future periods, the market showed signs of improvement as orders increased progressively during the quarter ended September 27, 2009.

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter ended September 27, 2009. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

  Gross Profit.

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Gross profit, in millions	$23.2	$29.9	$55.2	$81.8
Gross profit margin	23.2%	21.4%	19.1%	20.1%

        Gross profit for the nine months ended September 27, 2009 was $55.2 million compared with a gross profit of $81.8 million in the comparable period in 2008. As a percentage of net sales, gross margin decreased to 19.1% for the first nine months of 2009 from a gross margin of 20.1% for the same period in 2008. Gross margin for the nine months ended September 27, 2009 was impacted by multiple factors.

  •
  The decrease in customer demand resulting in a reduction in sales volume of approximately 29%, as well as unfavorable foreign currency translation impacts primarily due to the weakening of the Euro against the US dollar between periods, negatively impacted the gross margin by approximately 4 margin points.

  •
  Increased inventory write-downs during the nine months ended September 27, 2009 as compared with the same period of the prior year negatively impacted the gross margin by approximately 2 margin points.

  •
  Partially offsetting the negative impacts related to volume decreases, foreign currency fluctuations and inventory write-downs were positive impacts resulting from the successful implementation of several of our operational initiatives which resulted in improved on-time delivery to our customers, reduced materials and logistics costs, and the reduction of the overall expense levels. As a result of these improvements, gross margin for the nine months ended September 27, 2009 was favorably impacted by approximately 4 margin points and was favorably impacted by approximately 1 margin point resulting from favorable product mix as compared with the same period in the prior year.

        Gross profit for the quarter ended September 27, 2009 was $23.2 million compared with a gross profit of $29.9 million in the comparable period in 2008. As a percentage of net sales, gross margin increased to 23.2% for the third quarter of 2009 from a gross margin of 21.4% for the same period in 2008. Gross margin for the quarter ended September 27, 2009 was impacted by the following factors:

  •
  The increase in the gross margin was primarily due to positive impacts resulting from the successful implementation of many of our operational initiatives including material cost reductions and overhead spending reductions, which improved gross margin by approximately 7 margin points during the quarter ended September 27, 2009 compared to the same quarter in 2008.

  •
  Partially offsetting the positive impacts related to the success of operational initiatives were negative impacts to the gross margin resulting from decreased demand between periods as sales volumes decreased by approximately 29% during the quarter ended September 27, 2009 as compared to the same quarter in 2008, as well as from unfavorable foreign currency translation impacts due to the weakening of the Euro against the US dollar between periods. As a result, gross margin was negatively impacted by approximately 5 margin points during the third quarter of 2009 as compared with the same period in 2008.

        Selling, General and Administrative Expense.    Selling, general and administrative expense decreased $16.3 million, or 28%, to $41.0 million for the nine months ended September 27 2009 from $57.3 million for the same period in 2008. As a percentage of net sales, selling, general and administrative expense was 14% for both nine months ended September 27, 2009 and September 28, 2008. Selling, general and administrative expense decreased $4.1 million, or 22%, to $14.1 million for the quarter ended September 27, 2009 from $18.2 million for the same period in 2008. As a percentage of net sales, selling, general and administrative expense increased to 14% for the quarter ended September 27, 2009 from 13% for the quarter ended September 28, 2008.

        Selling expense decreased $6.9 million, or 29%, to $17.0 million for the nine months ended September 27, 2009 from $23.9 million for the same period in 2008. Selling expense decreased $1.9 million, or 25%, to $5.6 million for the quarter ended September 27, 2009 from $7.5 million for the same quarter in 2008. As a result of the reduced revenue levels during 2009 and the related reductions in sales bonuses and commissions, selling expense decreased $0.9 million and $3.3 million during the three and nine months ended September 27, 2009, respectively, as compared with the same periods in 2008. Decreases of approximately $0.4 million and $1.4 million for the three and nine months ended September 27, 2009, respectively, related to foreign currency fluctuations as the functional currencies at certain of our foreign locations weakened against the US Dollar during the first nine months of 2009 as compared with the same period of 2008. In addition, selling expense decreased during the three and nine months ended September 27, 2009 as compared to the same period of 2008 as a result of our continued efforts to reduce the company's cost structure.

        General and administrative expense decreased $9.4 million, or 28%, to $24.0 million for the nine months ended September 27, 2009 from $33.4 million for the same period in 2008. General and administrative expense decreased $2.2 million, or 21%, to $8.5 million for the quarter ended September 27, 2009 from $10.7 million for the same quarter in 2008. The decrease in general and administrative expenses is primarily a result of continued efforts to reduce the company's cost structure as well as a result of the US Dollar strengthening against the functional currencies at our foreign locations during 2009.

        Engineering and Quality Assurance Expense.    Engineering and quality assurance expense decreased by $13.1 million, or 37%, to $21.9 million for the nine months ended September 27, 2009 from $35.0 million in the same period of 2008. As a percentage of net sales, engineering and quality assurance expense decreased to 8% during the nine months ended September 27, 2009 from 9% during the same period of 2008. Engineering and quality assurance expense decreased by $4.0 million, or 36%, to $7.2 million for the quarter ended September 27, 2009 from $11.2 million in the comparable period in 2008. As a percentage of net sales, engineering and quality assurance expense decreased to 7% during the quarter ended September 27, 2009 from 8% during the same period of 2008. The decrease in engineering and quality assurance expense was primarily due to continued efforts to reduce the company's cost structure through spending reductions, relocation of engineering resources to lower cost locations, and efficiency improvements. Engineering and quality assurance expense also decreased as a result of foreign currency fluctuations by approximately $0.2 million and $1.2 million for the three and nine months ended September 27, 2009, respectively, compared with the same periods of 2008.

        Amortization of Intangible Assets.    Amortization of intangible assets decreased to $1.2 million for the nine months ended September 27, 2009 compared with $1.9 million for the same period in 2008. Amortization of intangible assets decreased to $0.4 million for the quarter ended September 27, 2009 compared with $0.5 million for the same quarter in 2008. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Restructuring Charge.    During the three and nine months ended September 27, 2009, we recorded pre-tax restructuring charges of $0.7 million and $5.7 million, respectively, in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 420 "Exit or

Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. Under ASC 420, we record employee one-time termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required, we record contract termination costs when a contract is terminated or ceases to provide economic benefit to the Company, and we record other associated restructuring costs in connection with the consolidation or closure of our facilities when the liability is incurred. In accordance with the guidance provided under ASC 712, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable.

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. The plan is expected to be completed by the end of the first half 2010. Through implementation of this action, we intend to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the aforementioned plan, we expect to record severance and other charges of $13 to $15 million during 2009 and through the first half of 2010. We anticipate that the portion of the charge that will result in future cash expenditures will be approximately $6 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. We estimate that we will achieve annual savings of $19 to $21 million once our global restructure efforts are complete.

        During the three and nine months ended September 27, 2009, we recorded severance benefits of approximately $0.4 million and $5.3 million, respectively. We also recorded approximately $0.3 million and $0.4 million of facility closure costs related to continuing lease obligations during the three and nine months ended September 27, 2009, respectively.

        Goodwill Impairment.    In accordance with ASC 350 "Intangibles—Goodwill and Other," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated condensed statements of operations for the nine months ended September 27, 2009.

        Income (Loss) from Operations.    As a result of the items above, loss from operations was $71.5 million for the nine months ended September 27, 2009 compared with a loss from operations of $12.3 million for the comparable period in 2008. Income from operations was $0.9 million for the quarter ended September 27, 2009 compared with income from operations of $0.1 million for the comparable period in 2008.

        Interest Income (Expense), Net.    Net interest expense was approximately $6.3 million for the nine months ended September 27, 2009, compared with net interest expense of approximately $7.0 million for the comparable period in 2008. The net interest expense recorded during the nine months ended September 27, 2009 related to an average of approximately $53 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, as well as interest on the senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, and interest related to credit facilities and long-term debt obligations at certain foreign locations. The net interest expense recorded during the nine months ended September 28, 2008 related to $50.0 million in term debt, carrying an effective interest rate of approximately 14.0%, and $0.9 million related to the write-off of the debt issue costs and debt discount related to the $50 million PWER Bridge term debt which was repaid near the end of the quarter ended June 29, 2008, as well as to interest expense recorded during the quarter ended September 28, 2008 related to $80 million of 8% senior secured convertible notes at an effective interest rate of approximately 9.3%. Also included in the interest expense for the nine months ended September 28, 2008 was interest related to credit facilities and long-term debt obligations at the certain foreign locations.

        Net interest expense was approximately $2.2 million for both quarters ended September 27, 2009 and September 28, 2008. The net interest expense recorded during the quarter ended September 27, 2009 related to interest from an average of approximately $39 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, interest on the senior secured convertible notes issued May 8, 2009 carrying an effective interest rate of approximately 10.5%, and interest on foreign credit facilities. The net interest recorded during the quarter ended September 28, 2008 related to interest on $80 million of 8% senior secured convertible notes at an effective interest rate of approximately 9.3% as well as interest related to foreign credit facilities and long-term debt obligations.

        Gain on Extinguishment of Debt.    Gain on extinguishment of debt was $0.2 million and $8.6 million for the three and nine months ended September 27, 2009, respectively. We repurchased $7 million of outstanding 8% senior secured convertible notes for approximately $3.5 million at the end of the first fiscal quarter of 2009, approximately $21.8 million of outstanding 8% senior secured convertible notes for approximately $15.2 million during the second fiscal quarter of 2009, and approximately $2.5 million of outstanding 8% senior notes for approximately $2.2 million during the third fiscal quarter ended September 27, 2009.

        Other Income (Expense), Net.    Net other income was $0.4 million for the nine months ended September 27, 2009, compared with net other expense of $2.5 million for the same period in 2008. Included in net other expense for the nine months ended September 28, 2008 was approximately $1.2 million expense related to the write-off of certain assets including $0.2 million related to an investment in a privately-held company, as well as $1.6 million related to losses on foreign currency transactions. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB. Net other income was $0.5 million for the quarter ended September 27, 2009, compared with net other income of $0.2 million for the same period in 2008.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $1.1 million for the nine months ended September 27, 2009 as compared to a benefit for income taxes of $0.3 million recorded during the nine months ended September 28, 2008. The provision for income taxes was $1.5 million for the quarter ended September 27, 2009 compared to a benefit for income taxes of $0.1 million for the quarter ended September 28, 2008. The provision for income taxes recorded during the quarter and nine months ended September 27, 2009 primarily related to taxes recorded at certain of our profitable European locations. Partially offsetting the provision for income taxes recorded during the nine months ended September 27, 2009 was approximately $1.4 million related to the reversal of certain reserves for uncertain tax positions due to a closed tax audit. The benefit for income taxes recorded during the quarter and nine months ended September 28, 2008 included the reversal of certain reserves for uncertain tax positions of approximately $0.9 million upon the expiration of a tax statute as well as due to a closed tax audit.

        Our effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in our various U.S. and foreign jurisdictions. Under ASC 740-270,

"Interim Reporting of Income Taxes," we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

        Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets when, in management's judgment, it is more likely than not that the deferred tax assets will not be realized. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no net operating loss (NOL) carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

        Equity in earnings of joint venture.    During the three and nine months ended September 27, 2009, we recorded approximately $0.1 million and $0.4 million, respectively, related to our equity share in the earnings of a joint venture. During the three and nine months ended September 28, 2008, we recorded approximately $0.2 million and $2.3 million of equity in earnings of joint venture respectively. The amounts recorded during the nine months ended September 28, 2008 included approximately $1.1 million related to our equity share in the earnings of the joint venture and approximately $1.2 million related to a cash dividend, representing a return on our investment in the joint venture.

        Preferred stock dividend and accretion.    During the nine months ended September 27, 2009 and in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $1.4 million related to the 10% preferred stock dividend and accretion, of which $0.9 million related to preferred dividends declared and $0.4 million related to the periodic accretions under the interest method. During the quarter ended September 27, 2009, we recorded $0.6 million related to preferred dividends declared and $0.2 million related to the periodic accretions under the interest method. (See Part I. Item 1. Note 10.)

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $75.8 million at September 27, 2009 from $28.4 million at December 28, 2008. Our primary sources of cash in the first nine months of 2009 consisted of a capital investment from Silver Lake Sumeru of $60 million, net of $3.9 million used to pay for issue costs, and $26.9 cash generated from operating activities. Our primary uses of cash in the first nine months of 2009 consisted of $20.9 million used to repurchase approximately $31.3 million of our 8% senior secured convertible notes, $14.1 million related to repayments of our bank credit facilities, and $3.6 million for the acquisition of property and equipment.

        Cash provided by operating activities of $26.9 million included a decrease in accounts receivable, inventory, and accounts payable of $41.6 million, $25.9 million, and $32.3 million, respectively. In addition, cash provided by operating activities included $5.0 million for cash paid for interest, $3.9 million of cash payments related to our restructuring programs and cash paid for income taxes of $2.1 million.

        We maintain credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $28.7 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At September 27, 2009, the total outstanding balance on all credit facilities was $13.1 million at a weighted average interest rate of 5.1%, and $1.5 million was committed to letters of credit. After consideration of these commitments, $14.1 million of additional borrowing capacity was available to us as of September 27, 2009. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At September 27, 2009, we were in compliance with all debt covenants.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at September 27, 2009, were $0.4 million and bore interest at 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

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

        The net proceeds from the transaction, after deducting issue costs related to the financing, was approximately $56 million. Approximately $15 million of these proceeds were used to repurchase approximately $22 million of our outstanding 8% Senior Secured Convertible Notes due 2013 from two consenting bondholders. Pursuant to private negotiations with the two bondholders, we repurchased $22 million of outstanding bonds from these bondholders upon the close of the transaction, allowing us to modify certain covenants in the existing 8% Senior Secured Convertible Notes due 2013. These amendments lowered the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Senior Secured Convertible Notes due 2013, removed the minimum tangible net worth covenant, and loosened other restrictions that limited the total debt we may incur and our ability to secure new debt financing or execute our business strategy. We intend to use the remaining proceeds of $41 million to fund strategic initiatives, and to provide for working capital needs and general corporate purposes.

        We currently anticipate that our total capital expenditures for the remainder of 2009 will be in the range of $3 to $5 million, primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures may change during the quarter based on changes in expected revenues, our financial condition and the general economic climate.

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

Year Ending December 31,	Operating Leases(1)	Tax Obligations	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Total
2009 (three months)	$1.4	$—	$0.1	$2.5	$4.0
2010	5.0	3.8	0.2	6.0	15.0
2011	3.4	—	0.1	6.7	10.2
2012	2.4	—	—	6.9	9.3
2013	1.5	—	38.8	5.1	45.4
2014 and thereafter	1.0	—	36.4	19.5	56.9

Total	$14.7	$3.8	$75.6	$46.7	$140.8

(1)
Our restructuring reserve at September 27, 2009 includes approximately $2.1 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at September 27, 2009 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollars, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollar denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S.

dollar exchange rate against these currencies would not be expected have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 8.9)	$13.1	$—	$—	$—	$—	$—	$13.1	$13.1
Average Interest Rate	5.1%						5.1%
Long-term Debt:
Fixed Rate 8% Sr. Convertible Notes Due 2013(USD)	$—	$—	$—	$—	$38.8	$—	$38.8	$50.8
Average Interest Rate					9.3%		9.3%
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$54.2
Average Interest Rate						10.5%	10.5%
Fixed Rate (EUR 0.3)	$0.1	$0.2	$0.1	$—	$—	$—	$0.4	$0.4
Average Interest Rate	2.0%	2.0%	2.0%				2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at September 27, 2009, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of September 27, 2009, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 27, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 28, 2008. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain of Artesyn Technologies' products infringe certain patents held by the Company that focus on digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007 and the jury found that all Power-One patents in the suit were valid and that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the dispute on reasonable terms allowing Artesyn to take a license to practice the infringed patent. After the February 24, 2009 mediation, the parties jointly requested an extension of time to file their appellate briefs while they continued to discuss licensing opportunities. The extension of time to file the appellate briefs expired and Artesyn filed its brief on July 17, 2009. The Compnay filed its response on August 28, 2009, and Artesyn's reply brief was filed on September 11, 2009. Oral argument has been set for December 9, 2009. Meanwhile, the parties continue to negotiate a proposed licensing agreement. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Proceedings are in the discovery stage and trial has been set for December 2010; however, two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its co-defendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of our Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into with Magnetek, Inc. The various claims and assertions arise from and relate to Magnetek's attempt to remove Mr. Canova from office with the Italian subsidiary prior to our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge granted Power-One's motion to dismiss on technical grounds Mr. Canova's claim for monetary damages arising from his unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Item 6—Exhibits

(a) Exhibits
3.1(a)	Restated Certificate of Incorporation of Power-One, Inc.
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment of Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated July 20, 2009
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

Dated: November 6, 2009	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)