Form 10-K
period 2010-01-03
POWER ONE INC
filed 2010-03-17
CIK 1042825

Use these links to rapidly review the document

PART III
POWER-ONE, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 28, 2009, as reported by NASDAQ Global Market on that date was approximately $134,187,000

         As of March 12, 2010, 88,369,957 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 3, 2010 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

        Unless the context indicates otherwise, all references herein to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

        This Annual Report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may,""might," "will," "would," "can," "could," "believe," "expect," "anticipate," "estimate," "plan," "intend," "project," "predict," or "continue" or the negative or other variations of such terms or comparable terminology. Forward-looking statements contained or incorporated by reference in this document, including those set forth in the sections of this Annual Report on Form 10-K in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 1 entitled "Business" include but are not limited to statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products and services, legal matters, financing risks, needs and expectations, and other information that is not historical information, as well as assumptions relating to the foregoing. All forward-looking statements are based on our current expectations, projections and assumptions. We undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date that the forward looking statement was made. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those described in Item 1A entitled "Risk Factors."

PART I

ITEM 1—BUSINESS

Overview

        We are a leading designer and manufacturer of energy-efficient power conversion and power management solutions for renewable/alternative energy, routers, data storage, servers and data centers, wireless communications, optical networking, semiconductor test equipment, industrial markets and custom applications. Our products convert, process and manage electrical energy, in both alternating current ("AC") and direct current ("DC") form, to the high levels of quality, reliability and precision required by our customers. In the renewable energy market, we sell a broad product line of high-efficiency inverters that provide our customers with uptime, reliability and ease-of-installation. Our inverters range in size from 2 kW to 2.5 MW and target both the solar/photovoltaic and wind markets. We sell our renewable energy products for residential, commercial and utility installations. With hundreds of different standard products and the ability to create custom products, we have one of the most comprehensive product lines in the power conversion and power management industry.

        We design, sell and service our products globally and have major resources in Europe, North America and the Asia-Pacific region. We have established five research and design centers and have over two hundred design engineers. No customer accounted for more than 10% of our sales during the years ended January 3, 2010 ("Fiscal 2009), December 28, 2008 ("Fiscal 2008") or December 30, 2007 ("Fiscal 2007").

        We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware on January 1, 1996.

Industry Background

        The power conversion and power management industry is comprised of a few large vendors as well as a number of smaller companies that focus on specialized products, including renewable energy and digital power management. The renewable energy market is one of the fastest growing markets in the power industry, with industry analysts estimating the market to grow at a compound annual growth rate (CAGR) of 25% through 2013. The power conversion market which includes the Networking and Telecom Equipment (NTE), Computer and Office Equipment (COE) and Industrial sectors, among others, is expected to grow at a 3-5% CAGR from 2009 through 2013. In 2009, the power conversion and power management products were negatively influenced by the global economic recession, as sales decreased approximately 15-20%, according to market studies.

        Longer term, we believe the following key trends will continue to drive demand for power conversion and power management products:

        Increasing Demand for Renewable Energy.    With global power needs expected to double by 2025, according to the U.S. Department of Energy, suppliers and users of electricity are seeking renewable sources of energy, with both public and private global investment driving the emerging market for renewable energy. Concern about global warming and the need to minimize the carbon footprint of the power generation industry have prompted wide-spread legislation throughout the globe based on broad goals outlined in the Kyoto Protocol, an international agreement calling for the reduction of greenhouse gases. The outcome of this treaty has been a large number of country- and local-level mandates and subsidies aimed at encouraging the emerging market for renewable forms of energy for electricity production. For example, certain European countries, such as Germany, Spain, Italy, and Greece, have adopted Feed in Tariffs ("FIT") whereby the government will pay approximately $0.30 to $0.50/ kWh over a 20-year time period for energy fed back into the utility grid. These subsidiaries are intended to bring the production cost of electricity from renewable sources to parity with power generated from fossil and other fuels thereby encouraging creation of energy from clean, renewable sources.

        This convergence of energy needs and environmental concerns has resulted in significant growth in the markets for solar energy, (or photovoltaic (PV)), and for wind energy. These renewable energy technologies have the further advantages of low carbon footprint and distributed architectures, which allow small, scalable investments by both users and generators. As solar and wind energy have gained scale, they have become more economically viable and are attracting worldwide investment in R&D and manufacturing. While renewable energy sources still meet only a small percentage of total global energy demand, solar and wind capacity are growing rapidly. Industry sources estimate that in 2009, 8 GW of solar capacity came on line, an increase of approximately 31% over 2008. In 2009, it is estimated that over 37 GW of wind capacity came on line, representing approximately 37% growth over 2008. Growth has been particularly strong in Europe, where the European Union's ("EU") goal to increase the share of renewable energy as a percent of total energy delivery to 20% in 2020 is driving the market. Despite continued dependence on government subsidies and the current credit-constrained environment, solar and wind energy are expected to continue to experience strong growth based on commitments by governments to support renewable energy sources and the continued decline of production costs for solar and wind systems, making them increasingly competitive with traditional energy sources.

        Currently, legislation in multiple countries supports grid-tie rooftop systems installed by commercial and residential users and centralized PV generation by independent power providers and utilities. Roof-top systems generate all or some of the energy needed by the user and sell back excess power to the grid particularly during peak generating times. Because solar energy still costs more per watt than grid-supplied electricity, the industry is reliant on these various subsidies. PV technology is expected to reach grid parity within the next five to seven years, and if prices decline enough to make solar energy competitive with traditional energy sources, the market size would increase further, as solar would become more widely adopted by utilities. Wind energy is already at grid parity in certain locations, in that the cost of generating power from wind turbines equals the price of conventional power.

        Solar and wind-powered electricity generation systems require inverters to convert electricity to feed it back to the grid. In 2009, the market for solar and wind inverters was estimated at $4.0 billion, comprised of $1.8 billion for solar inverters and $2.2 billion for wind inverters. Inverters represent approximately 5%-7% of the cost to install a wind or solar system and are sold via indirect channels, such as systems integrators and OEMS, or directly to the end user. In 2008, the market for solar and wind inverters was estimated at $2.8 billion, comprised of $1.3 billion for solar inverters and $1.5 billion for wind inverters.

        PV inverters are generally classed as string and central and by size. String inverters process power from solar power strings, and central inverters receive power from an array of panels. String inverters are used in residential and small business installations. Central inverters are used in larger commercial applications. String and central inverters both utilize technologies that are optimized for the type of solar panels being used, including crystalline or thin-film.

        There are three primary markets for grid-tie PV inverters: utility, commercial and residential. Utility includes central systems for large power providers such as utilities or other commercial entities. For smaller commercial installations, and for residential rooftop applications, string inverters are deployed. The primary geographic market for PV installations is in Europe, while Asia and North America are experiencing growth. Wind farms are being deployed at a rapid pace in all regions.

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the development and proliferation of the Internet, wireless communications, broadband applications, server and storage farms and other new technologies, recent years have witnessed unprecedented growth in the volume of information transmitted globally. We believe that the volume of broadband communication and data center usage will continue to drive a higher demand for infrastructure power and will further increase the demand for power conversion and power management products.

        Increasing Demand for High Conversion Efficiencies.    Recent efforts in the European Union, the United States and China to reduce energy consumption and therefore total cost of ownership is expected to increase the demand for digital power. The use of digital power and digital control techniques can contribute to improved conversion efficiencies of AC/DC and board mounted DC/DC power supplies across a wide range of conditions. In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious consumers, businesses and conservation organizations, are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer's power delivery and reduce the energy consumed when the computer is in an inactive state. The program has mobilized companies to cut carbon dioxide emissions and to commit to purchasing and producing products that meet power-efficiency established. Our AC/DC Front-end power supplies have met the target efficiency set forth by the Climate Savers as the Gold standard within the single-output category, requiring a 92% minimum efficiency rating at 50% of rated output.

        Increasing Demand for High-Density Power and Digital Power Management.    End-user equipment is decreasing in size while processing more data and delivering more functionality. Circuit boards continue to shrink despite becoming more complex, creating the need for high-density and more intelligent AC/DC and DC/DC power supplies. As the number of elements increases on circuit boards to provide more functionality, the available space for power supplies is increasingly limited. Data center operators are demanding higher through-put per square foot, necessitating high-density, compact footprint designs for front-end power modules. High-density technology and distributed architectures have emerged to meet these increasingly rigorous demands. Intelligent designs improve loading on AC/DC converters and allow DC/DC converters to serve multiple electronic elements on a single circuit board. These requirements are driving OEMs to outsource the design of their power supplies to merchant suppliers with strong engineering capabilities, leading-edge technology, and proven reliability.

        Demand for increased efficiency is also driving digital power adoption. In addition, the digital power management market has grown as a result of the need for high-density power. Digital power technologies enable the OEM to utilize increased points-of-load into their products', increasing the end products computing capabilities and performance. Digital power management reduces the footprint of DC/DC converters while increasing the product efficiency. This market is anticipated to be one of the fastest growing markets in power management, according to industry analysts.

        Increasing Demand for High Reliability Power.    The nature of power demanded by the digital economy is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, even a minor power disturbance or brief interruption could cause equipment to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. As a result, communications network operators demand significantly more reliable power than that provided by the electric utility grid. We believe this demand will increase as wireless communications, broadband applications and other new technologies become more pervasive in society and as society becomes more dependent on their reliability.

        Proliferation of Distributed Power Architecture and Intermediate Bus Architecture, as well as the Trend Toward Power Management Rather than Simple Power Conversion.    Traditional power supply architecture uses a single power supply and then distributes power through a cable of wires to various individual components and subsystems dispersed throughout a system. Newer communications systems demand increasing amounts of power for semiconductors located throughout their communications equipment to reduce "hot spots" in the system. At the same time, newer-generation communications technologies utilize semiconductors that require lower voltages than previous-generation technologies. In many sophisticated systems, the traditional architecture distributes power too inefficiently to accomplish these goals because as power increases and voltage decreases, the current level increases requiring a thicker cable, often at an unacceptable size. Distributed Power Architecture ("DPA") and Intermediate Bus Architecture ("IBA") use a front-end power supply as well as DC/DC converters to distribute the precise amount of power to the individual devices within the system, thereby minimizing the risk of failure to the system and permitting reconfigurations and upgrades to the individual parts of the system. IBA uses a single brick converter combined with multiple DC/DC Point-of-Load (POL) converters to distribute the power to a system's local devices that use a reduced voltage.

Our Strategy: Powering the Renewable Energy, Data Center and Communications Markets

        Our primary objective is to become one of the worldwide leaders in energy-efficient power conversion and power management equipment for the global renewable energy, data center and communications equipment markets. To achieve this objective, we plan to do the following:

        Continue to Invest in Renewable Energy.    In 2007, we entered the commercial solar market with a series of inverter products that range in power from 2kW to 330kW. Inverters are a critical component of these "green" power systems, as they convert DC energy to AC energy for use on the utility grid or to homes and businesses. Our products are able to harvest high levels of energy using single and multiple PV arrays, high-speed maximum power point tracking (MPPT), and effective turbine match characteristics. Our products also provide high uptimes due to the ease of installation, maintenance and advanced monitoring devices.

        During 2008, we began to develop wind inverter products for use in residential, commercial medium power applications, and mega turbine farms. These inverters range in power from 5kW in residential applications to 2.5MW used in large turbine farms, and are expected to improve efficiency while reducing capital cost. During the first quarter of 2010, we launched a 2.5MW wind inverter for a major offshore development. We are investing in expanding our worldwide sales and service infrastructure, focused primarily in Europe, but also in the United States and Asia, where we believe there is substantial opportunity. In addition, we are developing leading-edge products for future solar and wind technologies.

        We continue to expand our renewable energy product line to match global requirements for indoor and outdoor (NEMA3R) applications and we continue to invest in design and test capabilities to guarantee long term reliability of our products.

        Expand Product Lines, Including Renewable Energy Inverters and DPA/IBA Products.    We provide one of the most comprehensive lines of power conversion and power management products, including renewable energy products and DPA/IBA. In the area of renewable energy inverters, we are a leader in the industry with our efficiency ratings from the California Electric Commission, providing a faster return on investment to the end user. We have a broad product line to meet our customers' needs and have built a strong reputation in the industry for reliability, ease-of-use and yield. In power management, our products are increasingly being designed into infrastructure equipment. We believe that we have good relationships with our customers, including leading infrastructure equipment manufacturers, and through these relationships we can work with our customers to understand their changing product needs and to proactively develop leading technology products that meet those needs.

We will continue our extensive research and development program to improve product performance and to expand the breadth of our product offerings. Our digital power management products, bricks, and POLs play key roles in this strategy.

        License our digital power management technology.    We have begun to license our digital power management technology, for which we have over 50 patents and over 500 claims, to semiconductor and modular power companies. The typical terms of these non-exclusive licenses include an upfront fee plus royalties paid through a termination date that is based on the last-to-expire of the licensed patents. Currently, we have field of use licensing agreements with Linear Technology Corporation, Infineon Technologies AG, CUI Inc., Powervation Ltd., Texas Instruments, Ericsson Modules and Lineage Power Corporation. We expect additional companies to license our digital power technology patents during 2010.

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

        Continue to Invest in Strategic Technologies.    We are investing aggressively in both sales and marketing and research and development (R&D) initiatives. Our R&D initiatives will drive the creation of next-generation renewable energy, power conversion and power management products and we will continue to invest in advanced technologies to design renewable energy inverters, higher power density and higher efficiency products for both AC/DC front end and DC/DC board mounted power. We continue to earmark a significant portion of our overall engineering budget for technology research. Our main focus in the power conversion business is high efficiency and high power.

Our Products

        We design, develop, manufacture and market energy-efficient renewable energy, power conversion and power management products. All of our products are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Power conversion products generally convert one voltage into another voltage (AC-to-DC and DC-to-AC) or modify the voltage being delivered (DC-to-DC), while power management products generally manage multiple voltages and provide other functionality. Renewable energy inverters harvest either solar or wind energy converting it from DC to AC power.

        Depending on our customer's needs, including the balancing of cost and time-to-market of new products, we offer standard, modified-standard and custom-designed products. Standard products refer to products that are standard to a particular manufacturer, while modified-standard products refer to standard products of a manufacturer that can be easily modified to meet a customer's particular application. Because they have already been designed and manufactured, standard and modified-standard products allow our customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed from "scratch" to meet the specifications of a unique customer application and may require significant tool and die costs and four-to twelve-month lead-times from conception through production.

        We operate in an industry where quantity discounts, price erosion (and corresponding decreases in revenues and margins), and product obsolescence due to technological improvements are routine. While we experience price erosion on most of the products we sell, we also see price erosion on many of the components we purchase for inclusion in our products, thereby decreasing our costs. Product obsolescence refers to the tendency of small and less expensive products to replace larger and more expensive products. Sales of each successor product typically replace sales of the predecessor product, making the predecessor product obsolete. These phenomena are normal in our industry, and we have experienced price erosion and product obsolescence in line with industry trends. Price erosion and product obsolescence may negatively impact gross margins and result in inventory write-offs. Price erosion may also mask increases in unit sales (as opposed to revenues) of certain products.

        Our products can be classified into the following main groups: AC/DC power supplies, DC/DC converters, DC power systems, renewable energy inverters, and a category of other products, including smart motor controls. Our silicon board power management products fall into the DC/DC converter category. These categories can be distinguished based on their location within a system, and on their size and function.

Renewable Energy (RE):

  •
  convert solar (photovoltaic or "PV") or wind energy into useable grid connected power;

  •
  power range: 2 kW to 2.5 MW;

  •
  are used in residential, commercial, and utility-grade solar panels and wind turbine farms.

AC/DC power supplies:

  •
  convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage;

  •
  are typically embedded within the equipment that they are powering;

  •
  may be standard, modified-standard or custom-designed;

  •
  are used primarily in networking systems, network servers and storage, and industrial equipment; and

  •
  current trend includes increasing product efficiency (>90%) and power densities (>20w/cu3).

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

  •
  include Point-of-Load ("POL") converters that power devices within an Intermediate Bus Architecture as well as in other applications. Our digital power management products fall into the DC/DC converter category and are the cornerstone of DPA and IBA technology;

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

Restructuring

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. As a result, we reduced our global headcount by approximately 1,300, or 29% of our workforce, and incurred restructuring charges of approximately $8.0 million during 2009. The plan is expected to be completed by the end of the first half of 2010. Through implementation of this action, we intend to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. During 2010, we expect to record additional severance and other charges of $2 to $4 million related to exiting our factory in the Dominican Republic. We anticipate that the portion of restructuring charges that will result in future cash expenditures will be approximately $7 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. We estimate that we will achieve annual savings of $14 to $15 million from the closure of the Dominican Republic and an additional $5 to $6 million annually from our global restructuring efforts.

Customers

        We sell our power conversion and power management products to a diversified group of hundreds of equipment manufacturers, including contract manufacturers. No customers accounted for more than 10% of our sales during 2009, 2008 or 2007.

        Our top ten customers accounted for approximately 32% of net sales in 2009, 39% of net sales in 2008, and 43% of net sales in 2007. Our "Other" market category includes smart motor controls that are used in the white goods market, including consumer appliances such as dishwashers and refrigerators. The following table illustrates the percentage of our net sales in our primary markets:

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Renewable Energy	30%	12%	3%
Network Telecom Equipment	28%	46%	37%
Computer and Office Equipment	18%	13%	25%
Industrial Equipment	17%	18%	23%
Other	7%	11%	12%

Total	100%	100%	100%

        Our customers are located throughout the world, and the following table summarizes our revenues in different geographic locations for our two product lines (in millions):

	Years Ended
	January 3, 2010			December 28, 2008			December 30, 2007
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)
North America(b)	$65.7	$35.7	$101.4	$139.9	$13.3	$153.2	$152.2	$10.9	$163.1
Italy	3.9	80.8	84.7	21.0	46.6	67.6	57.7	0.2	57.9
Other European countries	44.6	107.1	151.7	95.7	90.6	186.3	78.1	76.7	154.8
Asian countries	40.0	43.2	83.2	83.7	28.5	112.2	91.7	21.3	113.0
Other	2.4	8.2	10.6	9.8	8.4	18.2	9.1	13.7	22.8

Total	$156.6	$275.0	$431.6	$350.1	$187.4	$537.5	$388.8	$122.8	$511.6

(a)
Revenues are attributable to countries based on location of customer.

(b)
Included in revenue attributable to North America are sales to customers in the United States of $91.6 million, $137.0 million, and $157.0 million for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

Long-lived Assets

        The following is a summary of our long-lived assets by geographical locations, in millions:

	January 3, 2010	December 28, 2008
Long-Lived Assets:
United States	$16.3	$39.1
Italy	27.2	52.5
Switzerland	4.0	17.0
Dominican Republic	4.4	8.5
China	8.1	9.1
Slovakia	5.9	6.8
Other	1.6	1.7

Total	$67.5	$134.7

        See Note 15 of Notes to our Consolidated Financial Statements for more information on our geographic information and "Item 1A. Risk Factors—Much of our business is subject to risks associated with operations in foreign countries" for risks relating to our foreign operations.

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

Research, Development and Engineering

        We have spent and expect to continue spending significant capital on research and development efforts related to power conversion and power management technology. We spent approximately $15.6 million on research and development ("R&D") in 2009, approximately $23.7 million in 2008, and approximately $27.2 million in 2007. We have established engineering and design centers in areas that are strategically located for servicing our customers and where we have strong access to technical talent. Our engineering and design centers in the United States are located in Camarillo and Carlsbad, California. We also operate engineering and design centers in Uster, Switzerland; Dubnica Nad Vahom, Slovakia; Valdarno, Italy; and Shenzhen, China. During the first quarter of 2009, we closed our engineering and design center in Santo Domingo, Dominican Republic. Additionally, we have engineering staff on site in each of our manufacturing facilities as well as engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

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

        As our customers' operations expand internationally, they increasingly require that their power products meet or exceed established international safety and quality standards. We therefore design and manufacture our power conversion and power management products in accordance with the certification requirements of many international agencies, including the Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market. For renewable energy products, we meet local safety requirements in each respective country in which products are sold. In addition, various products may be tested to Network Equipment-Building System requirements for the U.S. telecommunications market and to European Telecom Standard Institute requirements for the European Union telecommunications market.

        We have manufacturing operations in Italy, China, Slovakia and the Dominican Republic. Production of our silicon-based products is entirely outsourced to contract manufacturers. During the first half of 2009, we announced a plan to exit our factory in the Dominican Republic. The plan to close the plant is expected to be completed by the end of the first half of 2010. All of our manufacturing facilities are ISO certified. In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world, although most of our contract manufacturers are located in Asia.

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

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 60 days prior to delivery without penalty. In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a portion of our business is engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times can be longer and orders may be booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the year ended January 3, 2010. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

Competition

        The power conversion and power management industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they manufacture or sell. We believe that the principal bases of competition in our targeted markets are breadth of product line, technological advantages, stability and reputation of the provider, and cost. Our main competition includes companies located throughout the world, including Emerson Electric (US), Delta Electronics (Taiwan), LiteOn (Taiwan), Lineage Power (US), and Eltek Valere (Norway).

        In the renewable energy market, we compete with a number of companies, several of which are larger than Power-One, and have broader product portfolios and well-established distribution channels. Our competitors include SMA Solar Technology (Germany), Fronius International (Austria), and KACO New Energy, Inc. (Germany). We compete on the basis of quality, reliability, technology, service, brand recognition, and on-time delivery. We believe that technological performance is the most important characteristic in gaining brand recognition and increasing market share and is the primary reason behind the significant growth in our revenue from the renewable energy market.

        We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are:

        Broad Product Line.    We offer a broad range of products ranging in power from one watt to 2.5 megawatts. Our smaller products are no larger than a fingernail, while our larger DC power systems and renewable energy inverters fill an entire cabinet. With millions of potential current and voltage configurations, our diverse product line offers our customers a one stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network. In addition, we offer a broad product line for renewable energy, with products for both wind and solar.

        Leading Design and Development Capabilities.    There are a limited number of highly skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative of such engineers through our hiring efforts and through strategic acquisitions. Furthermore, we have been effective at maintaining a high retention rate among our technical staff. This team of engineering talent has allowed us to consistently upgrade to new generations of power conversion and power management products, each of which has outperformed prior products with higher power density and smaller size. It has also allowed us to become a leader in the implementation of DPA and IBA technology. We believe that our digital power management architecture has created a first-to-market competitive advantage for us, although certain of our competitors have developed alternative or competing products and promote such products via a competing strategic alliance and open-standards consortium.

        Our design centers are equipped to deliver innovative designs for power conversion and renewable energy markets. In addition to excellent engineering resources, we equipped our laboratories with design and simulation software, advanced test equipment and product certification capabilities. Design activities are governed by marketing defined product roadmaps and custom requirements. To satisfy technological advances we collaborate with leading universities. Our main technology focus is; advanced circuit topologies, digital controls, innovative packaging and thermal management technologies, as well as cost competitive designs. Our products achieved the following performance differentiating features:

  •
  Renewable Energy

  •
  High energy harvesting

  •
  High power conversion efficiencies

  •
  High-speed maximum power point tracking (MPPT)

  •
  Proven reliability and availability

  •
  Cost competitive products

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

        In the renewable energy industry, the inverter is seen as a single point of failure in the PV array or the wind turbine. As a result, the operators cannot afford to have their system go down due to product failure. Our inverter products have established a reputation for high reliability, with longer uptimes and shorter mean-time to repair than many of our competitors, due in part to our modular design and other engineering factors. We believe this is a major factor in our recent market share growth in the inverter industry.

        In the communications infrastructure industry, we have established a strong customer base that includes many of the industry's largest manufacturers, as a result of our focus on quality. Although power conversion products typically represent only 2% to 5% of the cost of an entire network, their failure can cripple the entire system in which they are installed. Consequently, we believe most customers are not willing to risk buying from an unproven supplier in an effort to cut costs in this area.

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

Intellectual Property Matters

        We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 116 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 10 U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant.

Employees

        At January 3, 2010, we employed 3,342 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	2,548
Engineering and quality assurance	453
General and administrative	172
Sales and marketing	169

Total	3,342

        In certain foreign locations, our employees operate under labor unions or work counsels. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Richard J. Thompson	60	President and Chief Executive Officer
Linda C. Heller	46	Senior Vice President, Finance, Treasurer and Chief Financial Officer
Alexander Levran	59	Senior Vice President, Research and Development, and Chief Technology Officer
Neil Dial	58	Senior Vice President, Operations
Mark Hogan	43	Senior Vice President, Global Sales
Tina D. McKnight	52	Secretary and General Counsel

(1)
As of March 16, 2010

        Richard J. Thompson.    Mr. Thompson joined us as our Chief Executive Officer in February 2008. Before joining Power-One as an executive officer, Mr. Thompson served as a member of the Company's Board of Directors since August 2007. Mr. Thompson continues to serve on the Board of Directors. Mr. Thompson served as Senior Vice President, Finance and Chief Financial Officer of American Power Conversion Corporation (acquired by Schneider Electric in February 2007) from May 2005 to March 2007. Prior to joining American Power Conversion Corporation, Mr. Thompson served as Chief Financial Officer, Secretary and Treasurer of Artesyn Technologies for fifteen years. Mr. Thompson earned his BBA from Lamar University in Beaumont, Texas.

        Linda C. Heller.    Ms. Heller joined Power-One in July 2008 as our Senior Vice President, Finance, Treasurer and Chief Financial Officer. Before joining us, Ms. Heller was most recently Vice President, Investor Relations at Applied Materials Inc. from March 2008 to July 2008. Before joining Applied Materials, she was Vice President, Finance, at Amgen from April 2004 to February 2008, where her last position was heading global operations finance. Before joining Amgen, Ms. Heller held positions at Johnson & Johnson, Pharmacia (acquired by Pfizer Inc.), Silicon Graphics, and Salomon Brothers serving in finance, investor relations, marketing, and M&A roles. Ms. Heller holds an M.S. in Management from the M.I.T. Sloan School of Management and a B.A. Economics from Rice University.

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

        Mark Hogan.    Mr. Hogan, who joined the Company in 1999, became the Senior Vice President, Global Sales of Power-One in November 2008. During his tenure with us, he has held a variety of positions of increasing responsibility and scope within the Company. Prior to joining Power-One, Mr. Hogan was co-founder and Sales & Marketing Director of Delaire from 1990-1999, specializing in power conversion products. Mr. Hogan graduated from Brighton University in 1986 with a degree in Electronics Engineering.

        Tina D. McKnight.    Ms. McKnight joined Power-One in December 2008 as Secretary and General Counsel. Before joining Power-One, Ms. McKnight served as Senior Vice President and General Counsel of BCBG Max Azria Group, an international retailer, from December 2007 to November 2008. Prior to that she served as General Counsel and Secretary to Magnetek, Inc., a global power supplies and renewable energy business, from September 2000 to December 2006. Ms. McKnight has also held in-house legal positions with Natrol, Inc. and Great Western Financial Corporation and was an attorney in the Los Angeles office of Brobeck, Phleger and Harrison after graduating from law school. Ms. McKnight earned her J.D. from the University of Southern California's Gould School of Law and her B.A. from the University of California, Los Angeles.

        Our officers serve at the discretion of the Board.

ITEM 1A—RISK FACTORS

        Our future results of operations are subject to risks and uncertainties over which we have limited control and which could cause our actual results to differ materially from our expectations. We are subject to all of the business risks facing public companies, including business cycles and trends in the general economy, financial market conditions, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes. The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations. We believe that the most significant potential risk factors that could adversely impact us are the following:

Changes in demand or downturns in renewable energy market, communications infrastructure and server/storage industries could affect our business and profitability.

        A majority of our sales in the past several years have been to companies in the communications infrastructure industry. We expect our sales to communications infrastructure companies to continue to be significant in the future, and we are also pursuing customers in other industries, including the server/storage industry. All of these industries are highly cyclical and may experience downturns. We have experienced such downturns in the past, and we cannot predict when we may experience such downturns in the future. These industries also experience volatility, and future volatility as well as downturns in any of these industries, or any failure of these industries to recover from downturns, could materially harm our business and profitability. In the past year, our revenues from the renewable energy market increased over 95%; our inability to manage growth in this business could materially and adversely affect us. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our products.

Feed-in tariff cuts could impact revenue growth in the renewable energy markets.

        Feed-in tariffs have been a significant driver in the growth of the solar industry, with countries throughout the world providing incentives to spur adoption of renewable energy. While many countries, including the United Kingdom, certain regions in the United States and Canada, India and China, are beginning to adopt feed-in tariffs and varying subsidies, others are re-evaluating the level of incentive they wish to provide. Recently, a number of countries, including Germany, Italy and the Czech Republic, among others, have proposed reductions to their feed-in tariffs. As we do significant business in these regions, among others, the proposed reductions could negatively affect the results of our operations. Such a reduction in the feed-in tariff, including any potential further reductions, could result in a significant decline in demand and price levels for renewable energy products, which could have a material adverse effect on our business, financial condition or results of operations.

Failure to anticipate trends in the mix of renewable energy and power conversion products that our customers will demand may adversely affect our business.

        As we have recently entered into the solar (2007) and wind (2008) markets which are fast growing markets in their infancy, trends within the industry have not been well established. Failure to forecast trends within the industry, such as the development and production of string inverters versus central inverters for the residential and commercial markets, respectively, may negatively impact us if we are not able to fulfill our customers' needs. We are investing in expanding our worldwide sales and service infrastructure, in Europe, the United States and Asia, in order to focus on our customer's needs and better align our strategy to meet those needs. We are working to develop leading-edge products for future solar and wind technologies.

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

        Historically, a few customers accounted for a material portion of our net sales each year. For 2009, 2008 and 2007, our top five original equipment manufacturers customers accounted for approximately 22%, 24% and 28% of our net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failures, or if our product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

We have experienced manufacturing and supply chain problems that have caused an inability to deliver product on time.

        We have experienced difficulties in aligning demand forecast with factory loading, materials procurement, and manpower utilization, such that certain delivery commitments have been missed, delayed, or rescheduled. Also, we may fail to adequately respond to unplanned increases in customer demand due to capacity constraints and material shortages on longer lead-time components. As demand on semi-conductor companies has recently increased significantly, we have experienced difficulties in obtaining supply of key components at the average historical lead-times. While we have initiated actions that we believe will limit our exposure of such problems, the dynamic business conditions in many of our markets may challenge the solutions that have been put in place, and issues may recur in the future.

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

        We operate in an industry that is generally characterized by intense competition and rapid technological change. We believe that the principal bases of competition in our markets are breadth of product line, quality of products, stability, reliability and reputation of the provider, along with cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are therefore common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in unsellable inventory that may need to be written off and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. In fact, we have seen price erosion over the last several years on most of the products we sell, and we have factored additional price erosion into our forecasts.

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

We have taken, and continue to take, cost-reduction measures. Our ability to complete these measures and the impact of such actions on our business may be limited by a variety of factors and could have a negative effect on our business.

        We have been reducing costs in our organization through workforce reductions, consolidation of facilities and exiting certain facilities. The impact of these cost-reduction actions on our sales and profitability may be influenced by many factors including but limited to: (i) our ability to successfully complete these ongoing efforts, (ii) our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively operate, (iii) decline in employee morale and the potential inability to meet operational targets due to the loss of employees and (iv) the adequacy of our manufacturing capacity.

Much of our business is subject to risks associated with operations in foreign countries.

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations are located outside of the United States. For example, manufacturing is performed in our own facilities in, China, Italy, Slovakia, and the Dominican Republic, and at contract manufacturers in Asia. We expect to continue to build, acquire or move operations to lower cost locations, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business or in which we have customers, suppliers, or contract manufacturers could:

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

  •
  Compliance with laws and regulations in various regions in which we operate;

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

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

        Turnover in key management positions could temporarily harm our financial performance and results of operations. In addition, if we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel is intense due to the relatively limited number of power supply engineers worldwide, and we believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and we cannot assure you that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

        We depend heavily on information technology infrastructure to achieve our business objectives. If a problem occurs that impairs this infrastructure, the resulting disruption could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to remediate.

We have a history of operating losses and our future profitability is uncertain; this may have a harmful effect on our business and the value of our common stock.

        We have incurred losses for the last nine fiscal years. For the years ended January 3, 2010, December 28, 2008, and December 30, 2007, we reported net losses of $63.3 million, $17.5 million and $36.4 million, respectively. As of January 3, 2010, we had an accumulated deficit of approximately $537 million. In order to effectively compete in the market place, we invested significant capital to broaden our product base, including various research and development efforts and we expect to continue investing in our business. Future expenses related to restructuring may be incurred, which may impact our ability to achieve profitability. The current economic environment, together with continuing investments in our business and ongoing restructuring activities may increase the time it takes to reach profitability. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis. Given our planned operating and capital expenditures as well as our overall business plan, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may continue to incur losses. Our lack of profitability may have an adverse effect on the market value of our common stock and on our cash flow and liquidity.

We may face liquidity challenges to meet our debt obligations and capital expenditures, and may require additional funding in the future.

        We had positive cash flow from operations of $55.0 million and $2.6 million for the years ended January 3, 2010 and December 30, 2007, respectively, but we had negative cash flow from operations of $22.3 million for the year ended December 28, 2008. At January 3, 2010, the principal amount of our outstanding long-term debt and credit facilities was $79.9 million, approximately $1.8 million of which becomes due in 2010. In addition, we expect to increase our operating expenses and capital expenditures over the next several years as we expand our research and development efforts to develop new technology, invest in manufacturing equipment and process improvements, build sales channels and brand awareness, and make additions and upgrades to our facilities and information technology infrastructure. Our ability to meet our debt obligations and other expenses will depend on our future performance, which will be affected by financial, business, domestic and foreign economic conditions and other factors, many of which we are unable to control. As a result, we cannot be assured that our revenues will provide cash flow in excess of our cash needs, and we therefore may have negative cash flow in the future. If our cash flow is not sufficient to service our debt or other expenses, we may be required to obtain additional financing in the future, and such additional financing may not be available at times, in amounts or on terms acceptable to us or at all, which would have a material adverse effect on our business. Without such financing, our ability to operate our business, and the scope of strategic alternatives and initiatives available to us, would be adversely impacted.

A prolonged economic slowdown or a lengthy or severe recession could hurt our operations, particularly if it results in a decline in profitability in the communications infrastructure and server/storage industries.

        The risks associated with our business are more acute during economic slowdown or recession. These periods may be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or additional downward pricing pressure on, our products. Accordingly, any prolonged economic slowdown or a lengthy or severe recession could have a material adverse effect on our results of operations, financial condition and business prospects. Also, the economic downturn and credit crisis may have a worldwide impact on solar and wind projects as these markets are heavily dependent on continued financing. A slowdown in such projects will negatively impact demand for our renewable energy products.

        Capital and credit markets continue to experience volatility and the availability of funds remains limited, and more recently is adversely affecting the European markets. Over half of our revenues are derived from European customers. Their ability to access the capital and credit markets may be limited by these or other factors at a time when they would like, or need to do so, which could have an impact on our ability to maintain or increase our current revenue levels.

The conversion of our security instruments may result in the dilution of the ownership interests of our existing stockholders.

        If the conditions permitting the conversion of our Senior convertible notes and the Redeemable convertible preferred stock are met and the holders of these securities exercise their conversion rights, any conversion value in excess of the principal amount will be delivered in shares of our common stock. If any common stock is issued in connection with a conversion of these securities, our existing stockholders will experience dilution in the voting power of their common stock and earnings per share could be negatively impacted.

Tax positions taken or failure to accumulate and consider relevant tax information may result in non-compliance with tax regulations or adverse tax consequences.

        We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position. In addition, we have accumulated significant net operating loss carry-forwards (NOLs) in the U.S. which are subject to section 382 of the Internal Revenue Code. Limitation of our NOLs under section 382 could have a material adverse impact on our future operating results.

We are subject to credit risks.

        Some of our customers have experienced and may continue to experience financial difficulties and/or have failed to meet their financial obligations to us. As a result, we have incurred charges for bad debt provisions related to certain trade receivables. In certain cases where our end-customers utilize contract manufacturers or distributors, our accounts receivable risk may lie with the contract manufacturer or distributor and may not be guaranteed by the end-customer. In addition, in connection with the growth of the renewable energy market, we are gaining a substantial number of new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. If there are additional failures of our customers to meet their receivables obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not materially reflect our customers' financial conditions and payment levels, we could incur additional write-offs of receivables in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

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

We face, and might in the future face, intellectual property infringement claims by competitors and actions by foreign governments that could adversely affect our intellectual property rights, which in turn could adversely affect our results.

        We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products, some of which in the past have resulted in litigation. We have in the past initiated lawsuits against companies whom we believe are violating our intellectual property (See "Item 3. Legal Proceedings"), and we may bring such lawsuits in the future, further increasing our costs. If we do not prevail in any such litigation, our business may be adversely affected.

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

        Additionally, the laws of some foreign countries may not provide the same protections for our proprietary rights that U.S. laws provide. We currently own patents and continue to apply for additional patents, but the applicable governing patent office may reject some or all of our patent applications. The patents that we ultimately receive may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	65,000	96	Administration, Warehousing, Marketing and Sales
Dubnica Nad Vahom, Slovakia	245,000	688	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Valdarno, Italy	170,000	487	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales
Baoan, China	245,000	940	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales
Santo Domingo, Dominican Republic	192,000	929	Manufacturing and Assembly

        We believe that the facilities we now use are adequate for our current and anticipated operating needs. We own facilities in Italy, Slovakia and Switzerland. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2014 in North America and in Asia, and 2011 in Europe. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations. We expect to exit our factory in the Dominican Republic by the end of the first half of 2010.

ITEM 3—LEGAL PROCEEDINGS

        The Company is involved in certain claims and legal proceedings that have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings involving the Company will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the appeal on reasonable terms allowing Artesyn to take a license to practice the infringed patent. The parties mutually agreed to a 30 day extension of time for Artesyn to file its appellate brief pending further discussions regarding potential licensing opportunities. The extension of time to file the appellate briefs expired and Artesyn filed its brief on July 17, 2009. The Company filed its response on August 28, 2009 and Artesyn's reply brief was filed on September 11, 2009. Oral argument was heard on December 9, 2009 before the United States Court of Appeal for the Federal Circuit in Washington D.C. and the parties are awaiting the Court's decision. The parties continue to negotiate a proposed licensing agreement, the execution of which will settle this action and Astec America, Inc., v. Power-One, Inc., discussed below. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings in this action have been stayed pending resolution of the appeal in the Power-One, Inc. v. Artesyn Technologies, Inc. matter.

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its co-defendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Proceedings are in the discovery stage. The claim construction hearing is scheduled for July 7, 2010 and trial is scheduled to begin December 6, 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of Magnetek, Inc's European Power Electronics Group has brought suit in Italy against our Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss on technical grounds certain of Mr. Canova's claims for monetary damages arising from his alleged unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony. The parties have been ordered to file their final briefs on April 30, 2010 and the final hearing has been scheduled for May 28, 2010.

ITEM 4—REMOVED AND RESERVED

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock is listed on the NASDAQ Global Market and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended
	January 3, 2010		December 28, 2008
	High	Low	High	Low
First Quarter	1.35	0.35	3.99	2.13
Second Quarter	1.63	0.86	3.70	1.81
Third Quarter	1.91	1.20	2.29	1.65
Fourth Quarter	4.60	1.88	1.45	0.90

        As of March 8, 2010, there were 14,016 holders of record of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained under the caption "Equity Compensation Plan Information as of January 3, 2010" in our definitive Proxy Statement related to our Annual Meeting of Stockholders for Fiscal Year 2009, expected to occur on April 27, 2010 and such information is incorporated herein by reference.

Performance Graph

        The following performance graph compares the yearly percentage change in the Company's cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. ("RDG") Technology Composite Index for each period from December 31, 2004 through December 31, 2009. The comparison is based on the investment of $100 in each stock or index on December 31, 2004 and includes the reinvestment of dividends. The total return on the common stock is measured by dividing the difference between the common stock or index price at the end and the beginning of the measurement period by the common stock or index price at the beginning of the measurement period.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$100 invested on 12/31/04 in stock or index-including reinvestment of dividends.
Fiscal year ended December 31,

Year Ended December 31,	2004	2005	2006	2007	2008	2009
Power-One, Inc.	100.00	67.49	81.61	44.73	13.34	48.77
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
RDG Technology Composite	100.00	102.13	111.45	127.27	71.89	115.97

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended January 3, 2010, December 28, 2008, December 30, 2007, December 31, 2006, and January 1, 2006. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	January 3, 2010(5)	December 28, 2008(4)	December 30, 2007(3)	December 31, 2006(2)	January 1, 2006(1)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$431.6	$537.5	$511.6	$338.0	$261.6
Cost of goods sold	335.3	426.9	406.5	245.4	184.9

Gross profit	96.3	110.6	105.1	92.6	76.7
Selling, general and administrative	57.7	75.1	76.0	63.9	58.6
Engineering and quality assurance	30.3	45.5	48.9	38.6	36.9
Amortization of intangible assets	1.6	2.4	4.4	4.0	3.9
Restructuring costs	8.0	—	3.1	0.4	11.1
Goodwill impairment	57.0	—	—	—	—
Asset impairment	—	—	1.2	—	5.1

Total expenses	154.6	123.0	133.6	106.9	115.6

Loss from operations	(58.3)	(12.4)	(28.5)	(14.3)	(38.9)
Interest income	0.2	0.7	1.2	2.1	2.3
Interest expense	(8.7)	(10.0)	(7.9)	(1.4)	(0.2)
Gain on extinguishment of debt	8.6	3.9	—	—	—
Other income (expense), net	1.2	(2.6)	1.2	(1.7)	0.3

Loss before provision (benefit) for income taxes	(57.0)	(20.4)	(34.0)	(15.3)	(36.5)
Provision (benefit) for income taxes	6.9	(0.2)	2.4	(0.7)	1.8

Loss before equity in earnings of joint venture	(63.9)	(20.2)	(36.4)	(14.6)	(38.3)
Equity in earnings of joint venture, net of tax	0.6	2.7	—	—	—

Net loss	$(63.3)	$(17.5)	$(36.4)	$(14.6)	$(38.3)

Preferred stock dividend and accretion	2.2	—	—	—	—

Net loss attributable to common stockholders	$(65.5)	$(17.5)	$(36.4)	$(14.6)	$(38.3)

Basic and diluted loss per common share	$(0.74)	$(0.20)	$(0.42)	$(0.17)	$(0.45)
Basic and diluted weighted average shares outstanding	88.1	87.6	87.1	86.1	85.0
SELECTED OPERATING DATA:
Gross profit margin	22.3%	20.6%	20.5%	27.4%	29.3%
Depreciation and amortization	$17.1	$18.9	$20.6	$15.0	$14.9
Capital expenditures	6.7	8.8	8.4	5.6	6.2
Backlog(6)	186.5	81.9	83.4	98.9	34.7
Cash flows provided by (used in):
Operating activities	$55.0	$(22.3)	$2.6	$(25.9)	$(5.3)
Investing activities	(6.6)	(1.2)	(1.7)	(33.6)	6.9
Financing activities	10.6	22.8	(8.4)	53.8	2.5
BALANCE SHEET DATA:
Working capital	$160.1	$128.6	$121.8	$144.2	$102.9
Total assets	371.3	429.0	431.6	449.3	285.7
Total long-term debt(7)	79.4	70.9	52.9	54.3	—
Total debt(8)	79.9	97.8	74.7	80.6	—
Total stockholders' equity	122.6	184.2	199.4	223.2	224.5

(1)
During 2005, we announced a restructuring plan which was accounted for in accordance with ASC 420 "Exit or Disposal Cost Obligations". We recorded pre-tax charges of $11.1 million for restructuring costs which included a workforce reduction in Europe and North America, and the charges were comprised of severance and related benefits, consolidation of excess facilities and continuing lease obligations thereon, contract termination costs, and other shutdown costs. During 2005, we also performed impairment reviews in accordance with ASC 350 "Intangibles—Goodwill and Other". As a result, we identified certain long-lived assets associated with the 2005 restructuring whose carrying value would not be recoverable from future cash flows, and recorded an impairment charge of $5.1 million for these assets for the year ended January 1, 2006. These assets consisted of an owned building in Norway that was held for use and which was written down to fair market value and then sold in 2005; leasehold improvements for leased facilities whose operations were closed during the year; and miscellaneous other long-lived assets that will no longer be used. We also determined that an investment in a foreign enterprise, recorded in other assets on the balance sheet, was impaired. The impairment charge of $2.0 million was recorded in other expense and primarily resulted from a forecast reduction for the enterprise and the related cash flow.

(2)
On October 23, 2006, we acquired the Power Electronics Group of Magnetek Inc. The purchase price was approximately $69.4 million, of which $50.0 million was borrowed, and $19.4 million was paid in cash including $3.3 million of direct acquisition costs, plus the assumption of approximately $27.8 million in debt.

(3)
During the year ended December 30, 2007, we recorded pre-tax restructuring charges of $3.1 million. We recorded approximately $1.6 million related to severance payments for a reduction in headcount of approximately 100 employees, $1.2 million as contract termination costs related to facility closures and downsizing, and $0.3 million related to consolidation of excess facilities and other contract termination costs. As a result of the restructuring, we recorded asset impairment charges of $1.2 million for the year ended December 30, 2007. These charges were primarily incurred by our North American facilities and were related to leasehold improvements, computer software and manufacturing equipment at facilities whose operations are being closed or downsized.

(4)
During the year ended December 28, 2008, we recorded a cash dividend of $1.2 million from the joint venture located in China, representing a return on investment. The cash dividend and approximately $1.5 million related to our share in the earnings of the joint venture were recorded in "Equity in earnings of joint venture" in the consolidated statements of operations. We also realized a net gain of $3.9 million from the repurchase and retirement of $10 million of outstanding convertible debt for $5.5 million.

(5)
During the year ended January 3, 2010, we recorded pre-tax restructuring charges of $8.0 million in accordance with ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable, as a result of our plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. We recorded approximately $7.1 million of severance benefits and approximately $0.9 million of facility closure costs related to continuing lease obligations and other facility closure costs.

In accordance with ASC 350 "Intangibles—Goodwill and Other," and as a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment and determined that goodwill was impaired. As a result of the impairment test, a goodwill impairment charge of $57.0 million was recorded in our consolidated statement of operations for the year ended January 3, 2010.

During the year ended January 3, 2010, we realized a net gain of $8.6 million from the repurchase $31.3 million of outstanding 8% senior secured convertible notes for approximately $20.9 million.

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

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Forward-looking statements reflect our current views with respect to future events. They reflect our expectations, beliefs, projections and assumptions, are made in good faith and we believe there is a reasonable basis for them; however, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in the forward-looking statements set forth below. Forward-looking statements are inherently subject to risks and uncertainties that in many cases are beyond our control and cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our particular markets, currency exchange rates, the risk that current economic conditions will negatively impact our ability to satisfy the covenants of our lending agreements, international sales operations, our level of dependence on major customers, increased material costs, risks and costs associated with integrating our acquired businesses, litigation and the risks and that the risks and costs of doing business will exceed our present estimates. A discussion of these and other specific risks is included in Item 1A under the heading "Risk Factors". Forward looking statements contained in this Annual Report on Form 10-K speak only as of the date of this report or in the case of any document incorporated by reference, the date of that document. Except for our ongoing obligation to disclose material information as required by federal securities laws, we are not obligated to update or revise any forward- looking statement contained or incorporated by reference in this document to reflect events, circumstances or changed assumptions or operating results occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

Introduction

        We are a worldwide organization and leading designer and manufacturer of hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters, inverters and power management products. We sell our products to original equipment manufacturers, distributors and service providers who value quality, reliability, technology and service. We have hundreds of customers in the renewable energy, networking equipment, communications, server/storage, computer, instrumentation, industrial, and other electronic equipment industries.

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

        We have implemented detailed plans to improve our operational and financial performance, drive long-term growth and profitability, improve on-time delivery, reduce manufacturing inefficiencies, and increase gross margin. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals in recent periods, there are many areas in which we believe that we can still improve. Based on these plans we have recently launched the following initiatives:

  •
  We are investing in additional engineering and design resources to broaden our renewable energy product lines and support customers in key geographical regions as well as to expand our sales channels and increase brand awareness for our renewable energy products. During 2009, we restructured the marketing teams in order to more aggressively and efficiently generate leads and pursue business opportunities. We are reviewing product roadmaps and determining how to better deploy our sales resources to drive the business. During the second half of fiscal 2009, our renewable energy sales showed marked improvement as a result of our ability to leverage market opportunities and increase penetration into key accounts which resulted in increased revenue and order backlog.

  •
  We are also designing products based on customer requirements for more efficient power solutions by developing high efficiency products for the storage, server, and networking markets and telecommunications in emerging markets.

  •
  In an effort to open the digital power control market for future growth, we are in licensing discussions with both power semiconductor and modular power companies and have licensed our digital power technology patents to companies like Linear Technology Corporation, Infineon Technologies AG, CUI Inc., Powervation Ltd., Texas Instruments, Ericsson Modules and Lineage Power Corporation.

  •
  In response to demand uncertainty associated with the global economic slowdown and our initiative to improve operational efficiencies by reducing our manufacturing footprint, we implemented our restructuring plan to reduce our global headcount and to exit our Dominican Republic facility during 2009. We anticipate that the closure of the Dominican Republic facility will be completed by the end of the first half of 2010. Through implementation of this action, we expect to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. As a result, we reduced our global headcount during 2009 by approximately 1,300 and we estimate that we will achieve annual savings of $19 to $21 million from the global restructuring and facility closure once complete.

  •
  During 2009, we continued to improve our factory utilization and on-time delivery by improving demand planning, factory throughput, master scheduling, and creating a more robust supply chain.

  •
  We are significantly increasing our presence in Asia to take advantage of a lower cost structure and closer proximity to suppliers and certain major customers.

  •
  We are addressing supply chain issues, including programs to lower material and logistics costs through consolidation of suppliers, the acceleration of the transfer of manufacturing to Asia, and the implementation of new sales and operations planning processes.

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

        Revenue Recognition—We recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. We recognize revenue in accordance with ASC 605, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

        We generally recognize revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory ("VMI") programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. For shipments in which title transfers at a later date, revenue recognition is delayed. Revenue is only recognized when collectability is reasonably assured. Shipping and handling costs are included in cost of goods sold. We may charge shipping and handling costs to customers, which are included in revenue.

        We offer our distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. Under our standard agreement, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with ASC 605-15 "Revenue Recognition-Products." Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

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

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant, and Equipment." Management evaluates the Company as a single reporting unit for business and operating purposes as many of the Company's revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of our revenue categories. In addition, the majority of our costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among our cash flows for levels below the consolidated entity and identifiable cash flows for an asset group separate from the consolidated entity are not meaningful. Therefore, the Company's impairment test considered the consolidated entity as a single asset group.

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

        We review the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in ASC 350 "Intangibles—Goodwill and Other." ASC 350 requires that we not amortize goodwill, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. These impairment tests are also dependent on management's forecasts, which frequently change. A change in our forecasts may result in impairment charges. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, we are required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and we do not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

        We determined that we have one reporting unit under ASC 350. We test goodwill for impairment on an annual basis at the end of each August fiscal month. As a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment and determined that goodwill was impaired. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated statements of operations for the year ended January 3, 2010.

        Restructuring Charges—We record restructuring charges in accordance with ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. ASC 420 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. In accordance with the guidance provided under ASC 712, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable. Restructuring costs were related to the downsizing of operations and primarily consisted of specific charges that had been incurred or were to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. Calculation of the restructuring reserves includes management's judgment regarding closed facilities, which include assumptions about the length of time it will take for facilities to be subleased as well as the likely sublease income amount. Changes in these estimates may impact our operating results.

        Income Taxes—We record a deferred income tax asset in jurisdictions where the Company generates a loss. We also record a valuation allowance against these deferred income tax assets in accordance with ASC 740, "Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. We record uncertain tax positions under the provisions of ASC 740. We recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, we must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, we then assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision.

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

        Recent Pronouncements and Accounting Changes—In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification, ("ASC"), 105 "Generally Accepted Accounting Principles," which establishes the FASB Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Pursuant to the provisions of ASC 105, we have updated references to GAAP in our financial statements issued for the year ended January 3, 2010. The adoption of ASC 105 did not impact our financial position or results of operations.

        In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. The adoption of this new guidance did not have an impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. We are currently evaluating the potential impact this standard may have on our financial position and results of operations upon adoption.

        In January 2010, the FASB issued ASU 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect the adoption of ASU 2010-06 to have a material impact on our consolidated financial statements.

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

Results of Operations

        The year ended January 3, 2010 represents a 53-week year. The years ended December 28, 2008 and December 30, 2007 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	77.7	79.4	79.5

Gross profit	22.3	20.6	20.5
Selling, general and administrative	13.4	13.9	14.8
Engineering and quality assurance	7.0	8.5	9.6
Amortization of intangibles	0.4	0.5	0.9
Restructuring costs	1.9	—	0.6
Goodwill impairment	13.2	—	—
Asset impairment	—	—	0.2

Loss from operations	(13.6)	(2.3)	(5.6)
Interest income	0.1	0.1	0.2
Interest expense	(2.0)	(1.9)	(1.5)
Other income (expense), net	2.3	0.3	0.3

Loss before provision for income taxes	(13.2)	(3.8)	(6.6)
Provision for income taxes	1.6	—	0.5

Loss before equity in earnings of joint venture	(14.8)	(3.8)	(7.1)
Equity in earnings of joint venture, net of tax	0.1	0.5	—

Net loss	(14.7)	(3.3)	(7.1)

Preferred stock dividend and accretion	0.5	—	—

Net loss attributable to common stockholders	(15.2)%	(3.3)%	(7.1)%

Comparison of Fiscal Year Ended January 3, 2010 with Fiscal Year Ended December 28, 2008

        The Company's results for the year ended January 3, 2010 were impacted by the global economic recession. Demand across most of our product lines during the year decreased as many of our customers pushed orders out to future quarters and delayed new projects in response to the economic slowdown. Despite these negative impacts, we have reduced our overall cost structure and have made improvement in our gross margin as a result of the implementation of our operational initiatives. In addition, as a result of our efforts to drive profitability and increase gross margin, we have rationalized our product offering and have eliminated lower margin products and products that do not fit in to our product portfolio.

        While overall revenue decreased during fiscal 2009 as compared with levels of 2008, revenue generated from renewable energy market sales during the second half of the year significantly increased as compared with the same periods in 2008 as well as compared to the first half of fiscal 2009. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our continued focus on geographic expansion further into Europe and into Asia. In addition to increased order backlog, we have also increased our market share and outpaced the overall market growth in the renewable energy sector.

        Net Sales.    Net sales decreased $105.9 million, or 20%, to $431.6 million for the year ended January 3, 2010 from $537.5 million for the year ended December 28, 2008. The decrease in sales primarily related to the overall decline in demand across the power conversion market sectors resulting from the global economic conditions. In addition, the decrease in sales related to product paring in order to better align our strategy and increase focus on selected markets. The decline in sales across the power conversion markets was partially offset by an increase in sales to the renewable energy market during the year ended January 3, 2010 as compared with 2008, as we increased our presence and market share in both Europe and Asia. As a result of the US Dollar strengthening on average over functional currencies at our international locations, primarily the Euro, our consolidated revenue levels decreased by approximately $5 million during the year ended January 3, 2010 as compared with 2008. A substantial portion of our European revenue is transacted in foreign currencies such as the Euro and the British Pound. As these currencies weakened on average against the US Dollar in 2009, our consolidated net sales were unfavorably impacted for the year ended January 3, 2010.

        Net sales by customer category were as follows, in millions:

	Year Ended January 3, 2010		Year Ended December 28, 2008
OEMs	$291.4	67%	$399.4	74%
Distributors	132.0	31%	113.2	21%
Service providers	8.2	2%	24.9	5%

Total	$431.6	100%	$537.5	100%

        No customer accounted for more than 10% of our sales during the years ended January 3, 2010 and December 28, 2008.

        We have defined our end-markets based on the customers we serve, and have reclassified certain customers. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the years ended January 3, 2010 and December 28, 2008 by end-markets under this new classification were as follows:

	Year Ended
	January 3, 2010	December 28, 2008
Renewable Energy	30%	12%
Network Telecom Equipment	28%	46%
Computer and Office Equipment	18%	13%
Industrial Equipment	17%	18%
Other	7%	11%

Total	100%	100%

        Our combined year-end 180-day and 90-day backlog were as follows, in millions:

	Year Ended January 3, 2010	Year Ended December 28, 2008
Combined 180-day backlog	$186.5	$81.9
Combined 90-day backlog	$121.1	$68.6

        The increase in 180-day and 90-day backlog at January 3, 2010 was due to strengthened demand during the year ended January 3, 2010 in the power conversion and renewable energy markets with significant growth in the renewable energy sector. Bookings increased to $567.2 million, or 7%, during the year ended January 3, 2010 from $530.5 million booked during 2008. Year over year bookings increased despite weakened bookings levels during the first half of fiscal 2009 as customer demand decreased in response to the global economic recession, and customers consumed their current inventory levels and delayed orders and projects to future periods. The market showed signs of improvement as orders progressively increased during the second half of fiscal 2009.

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Since a portion of our business is engaged in the design, manufacture and sale of AC/DC products that are customized to the particular customer, lead times can be longer and orders may be booked earlier than they would be for our standard products. Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the year ended January 3, 2010. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

  Gross Profit.

	Year Ended
	January 3, 2010	December 28, 2008
Gross profit, in millions	$96.3	$110.6
Gross profit margin	22.3%	20.6%

        Gross profit for the year ended January 3, 2010 was $96.3 million compared with a gross profit of $110.6 million for the year ended December 28, 2008. Our gross margin increased to 22.3% for the year ended January 3, 2010 from a gross margin of 20.6% for the same period in 2008. Gross margin during the year ended January 3, 2010 was impacted by multiple factors.

  •
  Positive impacts resulting from the successful implementation of several of our operational initiatives resulted in improved on-time delivery to our customers, reduced materials and logistics costs, and the reduction of the overall expense levels. As a result of these improvements, gross margin for the year ended January 3, 2010 was favorably impacted by approximately 5 margin points and was favorably impacted by approximately 1 margin point resulting from favorable product mix as compared with the prior year.

  •
  The decrease in customer demand resulting in a reduction in sales volume of approximately 20%, as well as unfavorable foreign currency translation impacts primarily due to the weakening of the Euro against the US dollar between periods, negatively impacted the gross margin by approximately 2 margin points.

  •
  Increased inventory write-downs during the year ended January 3, 2010 as compared with the prior year negatively impacted the gross margin by approximately 2 margin points.

        Selling, General and Administrative.    Selling, general and administrative expense decreased $17.4 million, or 23%, to $57.7 million for the year ended January 3, 2010 from $75.1 million for the year ended December 28, 2008. As a percentage of net sales, selling, general and administrative expense decreased to 13% for the year ended January 3, 2010 from 14% for the same period in 2008.

        Selling expense decreased $6.5 million, or 21%, to $24.5 million for the year ended January 3, 2010 from $31.0 million for the year ended December 28, 2008. Selling expense decreased primarily as a result of the reduced revenue levels during 2009 and the related reductions in sales bonuses and commissions. Selling expense also decreased related to foreign currency fluctuations as the functional currencies at certain of our foreign locations weakened against the US Dollar during 2009 as compared with 2008. In addition, selling expense decreased during 2009 as compared to 2008 as a result of our continued efforts to reduce the company's cost structure.

        Administrative expense decreased $10.9 million, or 25% to $33.2 million for the year ended January 3, 2010 from $44.1 million for the year ended December 28, 2008. The decrease in general and administrative expenses is primarily a result of continued efforts to reduce the company's cost structure as well as a result of the US Dollar strengthening against the functional currencies at our foreign locations during 2009.

        Engineering and quality assurance.    Engineering and quality assurance expense decreased $15.2 million, or 33% to $30.3 million for the year ended January 3, 2010 from $45.5 million for year ended December 28, 2008. As a percentage of net sales, engineering and quality assurance expense decreased to 7% for the year ended January 3, 2010 from 8% for the same period in 2008. The decreases in engineering and quality assurance expense were primarily due to continued efforts to reduce the company's cost structure through spending reductions, relocation of engineering resources to lower cost locations, and efficiency improvements. Engineering and quality assurance expense also decreased as a result of foreign currency fluctuations for the year ended January 3, 2010 compared with 2008.

        Amortization of Intangibles.    Amortization of intangible assets decreased by $0.8 million to $1.6 million for the year ended January 3, 2010 compared to $2.4 million for the year ended December 28, 2008. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Restructuring Costs and Asset impairment.    During the year ended January 3, 2010, we recorded pre-tax restructuring charges of $8.0 million, in accordance with ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable.

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. The plan is expected to be completed by the end of the first half of 2010. Through implementation of this action, we intend to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the 2009 restructuring plan, we recorded approximately $8.0 million of severance and other charges during 2009 and we expect to record an additional $2 to $4 million of severance and other charges during 2010. We anticipate that the portion of the charge that will result in future cash expenditures will be approximately $7 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. We estimate that we will achieve annual savings of $14 to $15 million from the closure of the Dominican Republic and an additional $5 to $6 million from our global restructuring efforts.

        During the year ended January 3, 2010, we recorded severance benefits of approximately $7.1 million. We also recorded approximately $0.9 million of facility closure costs related to continuing lease obligations during the year ended January 3, 2010. In connection with the facility closure, we also recorded $1.7 million of inventory charges and $1.8 million of accelerated depreciation to cost of goods sold in the consolidated statement of operations for the year ended January 3, 2010. No restructuring or asset impairment charges were recorded during the year ended December 28, 2008.

        Goodwill Impairment.    In accordance with ASC 350 "Intangibles—Goodwill and Other," we review goodwill and intangible assets for impairment annually at the end of each fiscal August. As a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated statement of operations for the year ended January 3, 2010.

        Loss from Operations.    As a result of the items above, loss from operations increased $45.9 million to a loss of $58.3 million for the year ended January 3, 2010 from an operating loss of $12.4 million for the same period in 2008.

        Interest Income (Expense), Net.    Net interest expense was $8.5 million for the year ended January 3, 2010 compared to net interest expense of $9.3 million for the same period in 2008. The net interest expense recorded during the year ended January 3, 2010 related to interest on an average balance of approximately $49 million of 8% senior secured convertible notes carrying an effective interest rate of approximately 9.3%, as well as interest on approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, and interest related to credit facilities and long-term debt obligations at certain foreign locations. The net interest expense recorded during the year ended December 28, 2008 related to interest on $50.0 million in term debt, carrying an effective interest rate of approximately 14.0%, and $0.9 million related to the write-off of the debt issue costs and debt discount related to the $50 million PWER Bridge term debt which was repaid near the end of the quarter ended June 29, 2008, as well as to interest expense recorded during the second half of fiscal 2008 related to $80 million of 8% senior secured convertible notes at an effective interest rate of approximately 9.3%. Also included in the interest expense for the year ended December 28, 2008 was interest related to credit facilities and long-term debt obligations at the certain foreign locations.

        Gain on Extinguishment of Debt.    Net gain on extinguishment of debt of $8.6 million for the year ended January 3, 2010 was recorded as a result of the repurchase of $31.3 million of outstanding 8% senior secured convertible notes for $20.9 million during the year ended January 3, 2010. Gain on extinguishment of debt of $3.9 million for the year ended December 28, 2008 was recorded as a result of the repurchase of $10 million of outstanding 8% senior secured convertible notes during the fourth quarter 2008.

        Other Income (Expense), Net.    Net other income was $1.2 million for the year ended January 3, 2010, compared with net other expense of $2.6 million for the year ended December 28, 2008. Net other income during 2009 included $1.1 million of gain due to changes in the market value of the embedded derivatives related to the securities issued to Silver Lake Sumeru (See Note 12). Net other income during 2009 also included approximately $0.1 million related to foreign currency transaction losses. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB. Net other expense during 2008 included approximately $1.2 million expense related to the write-off of a loan to a foreign supplier and a $0.2 million investment in a privately-held company, as well as approximately $1.3 million related to foreign currency transaction losses.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $6.9 million for the year ended January 3, 2010 compared to a benefit for income taxes of $0.2 million for the year ended December 28, 2008. The provision for income taxes recorded during the year ended January 3, 2010 primarily related to taxes recorded at certain of our profitable European locations. Partially offsetting the provision for income taxes recorded during the year ended January 3, 2010 was approximately $1.4 million related to the reversal of certain reserves for uncertain tax positions due to a closed tax audit. During the year ended December 28, 2008, we reversed certain reserves for uncertain tax positions of approximately $0.9 million upon expiration of a tax statute as well as due to a closed tax audit.

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

        Equity in Earnings of Joint Venture.    During the years ended January 3, 2010 and December 28, 2008, we recorded approximately $0.6 million and $2.7 million, respectively, related to our equity share in the earnings of a joint venture. The amounts recorded during the year ended December 28, 2008 included approximately $1.5 million related to our equity share in the earnings of the joint venture and approximately $1.2 million related to a cash dividend, representing a return on our investment in the joint venture. During 2005 through fiscal 2007, we impaired our equity investment in our joint venture in Asia as a result of our analysis of the future discounted cash flows combined with other impairment indicators. However, during March 2008, we received a cash dividend of $1.2 million from the joint venture, representing a return on our investment.

        Preferred Stock Dividend and Accretion.    As a result of the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, in 2009, we recorded $1.5 million related to the 10% preferred stock dividend and $0.7 million related to the periodic accretions under the interest method. (See Part IV. Item 15. Note 12.)

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

        Selling, General and Administrative.    Selling, general and administrative expense decreased $0.9 million, or 1%, to $75.1 million for the year ended December 28, 2008 from $76.0 million for the year ended December 30, 2007. As a percentage of net sales, selling, general and administrative expense decreased to 14% for the year ended December 28, 2008 from 15% for the same period in 2007.

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

        Engineering and Quality Assurance.    Engineering and quality assurance expense decreased $3.3 million, or 7% to $45.5 million for the year ended December 28, 2008 from $48.8 million for year ended December 30, 2007. As a percentage of net sales, engineering and quality assurance expense decreased to 8% for the year ended December 28, 2008 from 10% for the same period in 2007.

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

        Amortization of Intangibles.    Amortization of intangible assets decreased by $2.0 million to $2.4 million for the year ended December 28, 2008 compared to $4.4 million for the year ended December 30, 2007. The decrease was primarily due to certain intangibles reaching the end of their amortizable life.

        Restructuring Costs and Asset impairment.    No restructuring or asset impairment charges were recorded during the year ended December 28, 2008.

        During the year ended December 30, 2007, we recorded pre-tax restructuring charges of $3.1 million. We recorded approximately $1.6 million related to severance payments for a reduction in headcount of approximately 100 employees, $1.2 million as contract termination costs related to facility closures and downsizing, and $0.3 million related to consolidation of excess facilities and other contract termination costs. The charges were in part a result of our plan to restructure our organization domestically, as we moved certain functions to our other existing facilities in low-cost locations.

        As a result of the restructuring, we recorded asset impairment charges of $1.2 million for the year ended December 30, 2007. These charges were primarily incurred by our North American facilities and were related to leasehold improvements, computer software and manufacturing equipment at facilities whose operations are being closed or downsized.

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

        Equity in Earnings of Joint Venture.    During 2005 through fiscal 2007, we impaired our equity investment in our joint venture in Asia as a result of our analysis of the future discounted cash flows combined with other impairment indicators. However, during March 2008, we received a cash dividend of $1.2 million from the joint venture, representing a return on our investment. The cash dividend along with approximately $1.5 million related to our share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" during the year ended December 28, 2008.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $89.6 million at January 3, 2010 from $28.4 million at December 28, 2008. Our primary sources of cash in 2009 consisted of a capital investment from Silver Lake Sumeru of $60 million, net of $3.9 million of issue costs, and $55.0 million generated from operating activities. Our primary uses of cash in 2009 consisted of $20.9 million used to repurchase approximately $31.3 million of our 8% senior secured convertible notes, $20.6 million related to repayments of our bank credit facilities, and $6.7 million for the acquisition of property and equipment.

        Net cash provided by operating activities of $55.0 million included decreases in accounts receivable, inventory, and accounts payable of $28.5 million, $29.7 million, and $14.0 million, respectively. In addition, cash provided by operating activities included $8.1 million for cash paid for interest, $4.8 million of cash payments related to our restructuring programs and $2.8 million of cash paid for income taxes. Decreases in accounts receivable and inventory are a result of improved working capital management and the impact of lower revenues. The decrease in accounts payable and inventories was a result of our internal strategic initiatives to improve supplier relationships and improve inventory management.

        We maintain credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities is approximately $27.5 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At January 3, 2010, the total outstanding balance on all credit facilities was $0.5 million and the balance on the secured note payable was $4.6 million, at a weighted average interest rate of 2.9%, and $1.3 million was committed for letters of credit. After consideration of these commitments, $21.1 million of additional borrowing capacity was available to us as of January 3, 2010. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At January 3, 2010, we were in compliance with all debt covenants.

        On May 8, 2009, Silver Lake Sumeru, a private investment firm, invested $60 million for $23.6 million of convertible preferred stock, $36.4 million senior convertible notes due 2019, and 8.7 million warrants for Power-One common stock. The warrants have an exercise price of $1.33 and expire in seven years. The preferred stock pays quarterly dividends at a rate of 10% per year, and the notes pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the notes are convertible into Power-One common stock at a conversion price of $1.35. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions.

        The net proceeds from the transaction, after deducting issue costs related to the financing, was approximately $56 million. Approximately $15 million of these proceeds was used to repurchase approximately $22 million of our outstanding 8% Senior Secured Convertible Notes due 2013 ("8% Notes") from two consenting noteholders. Pursuant to private negotiations with the two noteholders, we repurchased the bonds from these noteholders upon the close of the transaction, and obtained their approval to modify certain covenants in the existing 8% Notes. These amendments lowered the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Notes, removed the minimum tangible net worth covenant, and loosened other restrictions that limited the total debt we may incur and our ability to secure new debt financing or execute our business strategy. We intend to use the remaining proceeds of $41 million to fund strategic initiatives, and to provide for working capital needs and general corporate purposes.

        The Company's 8% Notes are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The 8% Notes will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share), subject to certain adjustments set forth therein. During the year ended January 3, 2010, the Company used $20.9 million net cash to repurchase and extinguish $31.3 million of the 8% Notes. The Company recorded a net gain on extinguishment of debt of $8.6 million for the year ended January 3, 2010. At January 3, 2010 $38.8 million of 8% Notes remain outstanding.

        Additionally, through our acquisition of the Power Electronics Group we have certain long-term notes payable through fiscal year 2011. Amounts outstanding at January 3, 2010, were $0.3 million and bore interest at an interest rate of 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2010 will be in the range of $12 to $15 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position, and when and if necessary explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 19 to the Consolidated Financial Statements in Part IV, Item 15.)

        Summary of Contractual Obligations and Commitments.    As of January 3, 2010, we had not entered into any material non-cancelable open purchase orders. A summary of our future contractual payments related to lease obligations and long-term debt is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Tax Obligations	Revolving Credit Facility Obligations	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2010	$5.0	$2.8	$0.5	$1.3	$5.8	$2.4	$17.8
2011	3.4	1.0	—	1.2	6.5	2.4	14.5
2012	2.4	—	—	1.2	6.8	2.4	12.8
2013	1.5	—	—	40.0	5.1	2.4	49.0
2014	0.9	—	—	—	3.6	0.6	5.1
2015 and thereafter	0.1	—	—	36.4	15.8	—	52.3

Total	$13.3	$3.8	$0.5	$80.1	$43.6	$10.2	$151.5

(1)
Our restructuring reserve at January 3, 2010 includes approximately $1.8 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at January 3, 2010 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total
	(Amounts in millions, except for percentages)
Credit Facilities:
Variable Rate (EUR 0.4)	$0.5	$—	$—	$—	$—	$—	$0.5	$0.5
Average Interest Rate	8.7%						8.7%
Long-term Debt:
Fixed Rate 8% Sr. Convertible Notes Due 2013(USD)	$—	$—	$—	$—	$38.8	$—	$38.8	$84.6
Average Interest Rate					9.3%		9.3%
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$94.5
Average Interest Rate						10.5%	10.5%
Variable Rate Secured note payable (EUR 3.2)	$1.1	$1.1	$1.2	$1.2	$—	$—	$4.6	$4.6
Average Interest Rate	2.3%	2.3%	2.3%	2.3%			2.3%
Fixed Rate (EUR 0.2)	$0.2	$0.1	$—	$—	$—	$—	$0.3	$0.3
Average Interest Rate	2.0%	2.0%					2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at January 3, 2010, we had not entered into any significant foreign exchange contracts.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Power-One maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that material information relating to the company and its consolidated subsidiaries is timely communicated to the officers who certify Power-One's financial reports and to other members of senior management and the Board, as appropriate.

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 3, 2010. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2010, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

        There have been no significant changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, the company's management believes that, as of January 3, 2010, our internal control over financial reporting was effective. The company's internal control over financial reporting as of January 3, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error or fraud. Because of inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

ITEM 9B—OTHER INFORMATION

        Not applicable.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information relating to our directors and nominees and pursuant to Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained under the caption "Proposal 1: Election of Directors" in our definitive Proxy Statement related to our 2010 Annual Meeting of Stockholders, expected to occur on April 27, 2010, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this item is included herein in Part I, Item 1 under the caption "Executive Officers of the Registrants," and such information is incorporated by reference into this section.

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement related to our 2010 Annual Meeting of Stockholders, expected to occur on April 27, 2010, and such information is incorporated herein by reference.

        The information required pursuant to Item 406 of Regulation S-K is presented below.

        We adopted a senior officer code of ethics that specifically applies to our principal executive officer, principal financial officer, and all associated principal corporate and divisional/business unit financial managers. This code of ethics is posted in the "Governance" section within the "Investor Relations" pages of our Website. The Internet address for our Website is www.power-one.com. Printed copies of the code of ethics are available upon written request to the Corporate Secretary, Power-One, Inc., 740 Calle Plano, Camarillo, California 93012.

        Disclosure requirements regarding any amendment to, or waiver of, any provision of this code of ethics is satisfied by posting such information on our website at the address stated above, within the "Governance" section of the website.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this item will be contained under the caption "Executive Officer Compensation" in our Proxy Statement related to our Annual Meeting of Stockholders expected to occur on April 27, 2010, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement related to our Annual Meeting of Stockholders expected to occur on April 27, 2010, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Additional information called for by this item will be contained under the caption "Other Information—Certain Relationships and Related Transactions" and under the caption "Proposal 1: Election of Directors" in our Proxy Statement related to our Annual Meeting of Stockholders expected to occur April 27, 2010, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this item will be contained under the captions "Ratification of Independent Auditors—Principal Accountant Fees and Services" in our Proxy Statement related to our Annual Meeting of Stockholders expected to occur on April 27, 2010, and is incorporated herein by reference.

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
Date: March 16, 2010

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

Signature	Title	Date
/s/ (RICHARD J. THOMPSON) (Richard J. Thompson)	President and Chief Executive Officer (Principal Executive Officer), Director	March 16, 2010
/s/ (LINDA C. HELLER) (Linda C. Heller)	Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)	March 16, 2010
/s/ (JAY WALTERS) (Jay Walters)	Chairman of the Board of Directors	March 16, 2010
/s/ (STEVEN J. GOLDMAN) (Steven J. Goldman)	Director	March 16, 2010
/s/ (KENDALL R. BISHOP) (Kendall R. Bishop)	Director	March 16, 2010
/s/ (MARK MELLIAR-SMITH) (Mark Melliar-Smith)	Director	March 16, 2010
/s/ (JON W. GACEK) (Jon W. Gacek)	Director	March 16, 2010
/s/ (KAMBIZ HOOSHMAND) (Kambiz Hooshmand)	Director	March 16, 2010
/s/ (AJAY SHAH) (Ajay Shah)	Director	March 16, 2010
/s/ (KYLE RYLAND) (Kyle Ryland)	Director	March 16, 2010

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power One, Inc.
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and subsidiaries (the "Company") as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power-One, Inc. and subsidiaries as of January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 16, 2010

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
NET SALES	$431,572	$537,459	$511,613
COST OF GOODS SOLD	335,279	426,882	406,528

GROSS PROFIT	96,293	110,577	105,085
EXPENSES:
Selling, general and administrative	57,662	75,057	76,020
Engineering and quality assurance	30,314	45,498	48,828
Amortization of intangibles	1,553	2,408	4,400
Restructuring costs	8,035	—	3,117
Goodwill impairment	56,999	—	—
Asset impairment	—	—	1,193

Total expenses	154,563	122,963	133,558

LOSS FROM OPERATIONS	(58,270)	(12,386)	(28,473)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	240	685	1,230
Interest expense	(8,744)	(10,018)	(7,904)
Gain on extinguishment of debt	8,608	3,922	—
Other income (expense), net	1,199	(2,585)	1,173

Total interest and other income (expense)	1,303	(7,996)	(5,501)

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(56,967)	(20,382)	(33,974)
PROVISION (BENEFIT) FOR INCOME TAXES	6,866	(184)	2,396

LOSS BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	(63,833)	(20,198)	(36,370)
EQUITY IN EARNINGS OF JOINT VENTURE	568	2,657	—

NET LOSS	(63,265)	(17,541)	(36,370)

PREFERRED STOCK DIVIDEND AND ACCRETION	2,198	—	—

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(65,463)	$(17,541)	$(36,370)

BASIC AND DILUTED LOSS PER SHARE	$(0.74)	$(0.20)	$(0.42)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	88,054	87,627	87,052

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 3, 2010	December 28, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,553	$28,414
Accounts receivable:
Trade, less allowance for doubtful accounts of $3,946 in 2009 and $5,331 in 2008	119,783	143,093
Other	2,763	2,698
Inventories	73,173	101,608
Prepaid expenses and other current assets	10,612	11,037

Total current assets	295,884	286,850
PROPERTY AND EQUIPMENT, net	48,906	55,381
GOODWILL	—	59,027
OTHER INTANGIBLE ASSETS, net	18,602	20,284
OTHER ASSETS	7,943	7,417

TOTAL	$371,335	$428,959

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$504	$26,949
Accounts payable	89,074	100,658
Restructuring	6,866	3,651
Long-term debt, current portion	1,269	472
Other accrued expenses	38,080	26,544

Total current liabilities	135,793	158,274
LONG-TERM DEBT, less current portion	78,146	70,425
OTHER LONG-TERM LIABILITIES	16,281	16,041
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at January 3, 2010; liquidation preference $1,000 per share plus accumulated dividends	18,533	—
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 88,239 and 87,801 shares issued and outstanding at January 3, 2010 and December 28, 2008	88	88
Additional paid-in capital	620,261	618,255
Accumulated other comprehensive income	39,267	39,645
Accumulated deficit	(537,034)	(473,769)

Total stockholders' equity	122,582	184,219

TOTAL	$371,335	$428,959

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
NET LOSS	$(63,265)	$(17,541)	$(36,370)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments(a)	—	(7)	603
Reclassification adjustment for (gains) losses included in net income	—	—	(626)
Foreign currency translation adjustments(a)	(378)	(875)	11,014

COMPREHENSIVE LOSS	$(63,643)	$(18,423)	$(25,379)

(a)
Accumulated other comprehensive loss consists of unrealized gain on available-for-sale investments of less than $0.1 million at December 30, 2007 and foreign currency translation gains of $39.3 million, $39.6 million and $40.5 million at January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock— $.001 Par Value
				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, DECEMBER 31, 2006	86,593,885	$87	$611,300	$29,536	$(417,695)	$223,228
Net loss					(36,370)	(36,370)
Other comprehensive loss
Cumulative translation adjustment				11,014		11,014
Unrealized gains (loss) on investments				603		603
Reclassification adjustments for gains included in net loss				(626)		(626)

Total comprehensive loss						(25,379)

Issuance of common stock under stock option and purchase plans, net of tax	459,314	—	764			764
Stock compensation	302,995	—	2,976			2,976
Adjustment related to adoption of FIN 48					(2,163)	(2,163)

BALANCE, DECEMBER 30, 2007	87,356,194	87	615,040	40,527	(456,228)	199,426
Net loss					(17,541)	(17,541)
Other comprehensive loss
Cumulative translation adjustment				(875)		(875)
Unrealized gains (loss) on investments				(7)		(7)

Total comprehensive loss						(18,423)

Issuance of common stock under stock option and purchase plans, net of tax	136,387	—	(62)			(62)
Stock compensation	308,839	1	2,637			2,638
Issuance of warrants			640			640

BALANCE, DECEMBER 28, 2008	87,801,420	88	618,255	39,645	(473,769)	184,219
Net loss					(63,265)	(63,265)
Other comprehensive loss
Cumulative translation adjustment				(378)		(378)

Total comprehensive loss						(63,643)

Issuance of common stock under stock option and purchase plans, net of tax	6,660	—	(152)			(152)
Stock compensation	430,667	—	2,103			2,103
Issuance of warrants			3,294			3,294
Repurchase of warrants			(1,045)			(1,045)
Accretion of discount on preferred stock			(665)			(665)
Cash dividends on preferred stock			(1,529)			(1,529)

BALANCE, JANUARY 3, 2010	88,238,747	$88	$620,261	$39,267	$(537,034)	$122,582

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,265)	$(17,541)	$(36,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,055	18,904	20,572
Undistributed earnings of joint venture(a)	(568)	(1,480)	—
Asset impairment(b)	—	—	1,193
Goodwill impairment(c)	56,999	—	—
Investment write-off(d)	—	243	—
Change in fair value of derivative liability	(1,110)	—	—
Stock compensation	2,103	2,637	2,976
Exchange (gain) loss	(5,484)	4,674	(273)
Write-off of unamortized debt issue costs	—	908	—
Net gain on sale of available-for-sale investments	—	—	(626)
Net loss on disposal of property and equipment	110	977	107
Net gain on extinguishment of debt(e)	(8,608)	(3,922)	—
Deferred income taxes	(215)	(1,650)	708
Changes in operating assets and liabilities:
Accounts receivable, net	28,525	(19,204)	1,208
Inventories	29,651	5,115	6,983
Prepaid expenses and other current assets	2,900	(3,460)	374
Accounts payable	(14,020)	(6,190)	10,635
Restructuring reserve	3,221	(3,040)	(2,574)
Accrued expenses	8,320	2,110	(2,562)
Other liabilities	(636)	(1,390)	230

Net cash provided by (used in) operating activities	54,978	(22,309)	2,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	(115)	(178)
Proceeds from available-for-sale investments	—	7,590	5,588
Acquisition of property and equipment	(6,749)	(8,799)	(8,436)
Proceeds from sale of property and equipment	5	15	23
Other assets	182	67	(69)
Amounts received from seller of Power Electronics Group, net of acquisition costs	—	—	1,386

Net cash used in investing activities	(6,562)	(1,242)	(1,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (Repayments of) borrowings on bank credit facilities	(20,643)	6,269	(6,807)
Bank overdraft	—	—	(646)
Proceeds from issuance on long-term debt, net of debt issue costs	34,660	74,866	—
Repayments of borrowings on long-term debt	(22,769)	(8,232)	(1,739)
Repayments of borrowings on related party indebtedness	—	(50,000)	—
Dividends paid	(938)	—	—
Repurchase of stock warrants	(1,045)	—	—
Issuance of common stock	14	300	1,332
Issuance of preferred stock, net of issue costs	21,445	—	—
Cash paid to satisfy nonvested share related employee tax withholding obligations	(166)	(362)	(568)

Net cash provided by (used in) financing activities	10,558	22,841	(8,428)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,165	760	1,475

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	61,139	50	(6,058)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	28,414	28,364	34,422

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89,553	$28,414	$28,364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$8,124	$6,191	$7,955
Income taxes	$2,794	$1,301	$1,500

(a)
During the year ended December 28, 2008, the Company received a cash dividend of $1.2 million related to the undistributed earnings from the joint venture for which it holds a minority interest, representing a return on its investment. The cash dividend and approximately $1.5 million related to the Company's share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statements of operations. During the year ended January 3, 2010, the Company recorded approximately $0.6 million related to its share of the earnings in the joint venture in "Equity in earnings of joint venture" in the consolidated statements of operations.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(b)
The asset impairment charges of $1.2 million for the year ended December 30, 2007 related to the impairment of property and equipment as a result of the Company's restructuring plan, calculated in accordance with ASC 260.

(c)
As a result of the interim goodwill impairment test which utilized the discounted cash flow analysis and comparative market multiples to determine the Company's fair value for comparison to its carrying value, the Company recorded a goodwill impairment charge of $57.0 million in the consolidated statement of operations for the year ended January 3, 2010.

(d)
The investment write-off of $0.2 million for the year ended December 28, 2008 related to an investment in a privately-held company.

(e)
During the year ended December 28, 2008, the company paid $5.5 million to repurchase and extinguish $10 million of its 8% Senior Secured Convertible Notes. The Company recorded a net gain of $3.9 million related to the extinguishment of debt in its consolidated statements of operations. During the year ended January 3, 2010, the company paid $20.9 million to repurchase and extinguish $31.3 million of its 8% Senior Secured Convertible Notes. The Company recorded a gain of $8.6 million, net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the first quarter of 2007, the Company received $1.8 million of cash from Magnetek, Inc for adjustments made to the preliminary purchase price based on the closing balance sheet of the Power Electronics Group in connection with the 2006 acquisition. Additionally, the company incurred $0.4 million of acquisition costs during the year ended December 30, 2007 for a net cash inflow of $1.4 million for 2007.

        During the year ended December 28, 2008, the Company recorded the fair value of $0.6 million related to the warrants issued pursuant to a Warrant Agreement dated as of March 6, 2008 between the Company and PWER Bridge, LLC, entered into in connection with the $50 million PWER Bridge loan extension as a discount on the Indebtedness to related parties and an increase to "Additional paid-in capital". The unamortized portion of the discount was subsequently written off and recorded as interest expense during the year ended December 28, 2008 as a result of the repayment of the $50 million PWER Bridge loan.

        During the year ended January 3, 2010, the Company recorded $3.3 million in Additional paid-in capital in its consolidated balance sheet related to 8.7 million warrants issued to Silver Lake Sumeru in connection with their investment of $60 million on April 23, 2009. (See Note 12-Capital Investment)

        During the year ended January 3, 2010, the Company declared a dividend of approximately $1.5 million to the Preferred Stockholders, of which $0.6 million was unpaid at January 3, 2010.

        During the years ended January 3, 2010, December 28, 2008, and December 30, 2007, an additional $0.9 million, $0.9 million, and $1.3 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended January 3, 2010 ("Fiscal 2009"), December 28, 2008 ("Fiscal 2008") and December 30, 2007 ("Fiscal 2007") and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The year ended January 3, 2010 was a 53-week year. The years ended December 28, 2008 and December 30, 2007 were 52-week years.

        The Company manufactures and assembles its products primarily at facilities in the Dominican Republic, China, Italy, and Slovakia and at several contract manufacturers located predominantly in Asia. During the first half of 2009, the Company announced a plan to exit its factory in the Dominican Republic, which is expected to be completed by the end of the first half of 2010.

        The Company operates in one industry segment which consists of the design, development, manufacture and marketing of power conversion and power management products for the renewable energy, communications infrastructure and other high technology markets. The Company sells its products and grants credit to customers, primarily in the United States, Europe, and Asia. No customer exceeded 10% of the Company's sales in 2009, 2008 or 2007. No customer represented more than 10% of the Company's trade accounts receivable balances as of January 3, 2010 and December 28, 2008.

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

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. The Company recognizes revenue in accordance with ASC 605,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

"Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated at the time of shipment based upon historical data.

        The Company generally recognizes revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory ("VMI") programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves the Company's warehouse. Revenue is only recognized when collectability is reasonably assured. Shipping and handling costs are included in cost of goods sold. Shipping and handling costs may be charged to customers, and are included in net sales.

        The Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if the Company discontinues a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with ASC 605-15 "Revenue Recognition-Products." Finally, the Company may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is typically available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

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

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents. At January 3, 2010 amounts included in cash and cash equivalents of $0.4 million represented collateral under certain letters of credit and as such were restricted as to use.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        Investments—The Company accounts for investments in certain debt securities in accordance with ASC 320, "Investments—Debt and Equity Securities." ASC 320 establishes accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Available-for-sale securities are recorded at fair value, with unrealized gains and losses (net of applicable income taxes) included in accumulated other comprehensive income. Realized gains and losses are determined using the specific identification method. The Company has investments in privately-held companies. These investments are included in other assets on the Company's consolidated balance sheets and have been accounted for under the equity method depending on the nature and circumstances surrounding the investment. The Company monitors its investments for impairment and makes appropriate reductions in carrying value when necessary.

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 30 years, using principally the straight-line method. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever are shorter. Property and equipment held for sale have been classified in accordance with the provisions of ASC 360, "Property, Plant and Equipment."

        Intangible Assets—Intangible assets include cost in excess of net assets acquired in connection with the acquisition of the Company in 1995 and of the Power Electronics Group of Magnetek, Inc. in 2006, which were allocated among certain intangible items determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three months to 20 years, using the straight-line method as this best represents the benefits derived.

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant and Equipment." Management evaluates the Company as a single reporting unit for business and operating purposes as many of the Company's revenue streams are generated by technology related to more than a single long-lived asset, and individual long-lived assets support more than one of the Company's revenue categories. In addition, the majority of the Company's costs are, by their nature, shared costs that are not specifically identifiable with a particular long-lived asset or product line but relate to multiple products. As a result, there is a high degree of interdependency among the Company's cash flows for levels below the consolidated entity and identifiable cash flows for an asset group separate from the consolidated entity are not meaningful. Therefore, the Company's impairment test considered the consolidated entity as a single asset group. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets using the methodology prescribed in ASC 350, "Intangibles—Goodwill and Other." The Company determined that it has one reporting unit under ASC 350, for which it tests goodwill for impairment. The Company has determined that its reporting unit is its operating segment as the operating results of the entire company are regularly reviewed by the Company's Chief Executive Officer. ASC 350 requires

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its goodwill for impairment on an annual basis at the end of its August fiscal month. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

        As a result of the continued decrease in its market capitalization during the first fiscal quarter of 2009, the Company tested its goodwill for impairment and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated statement of operations during the year ended January 3, 2010.

        Restructuring Costs—The Company records restructuring charges in accordance with ASC 420, "Exit or Disposal Cost Obligations," and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. ASC 420 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred or are to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. In accordance with the guidance provided under ASC 712, costs are accrued for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable. During the year ended January 3, 2010, the Company incurred charges and expenses related to various restructuring efforts, including pre-tax restructuring charges of $8.0 million in connection with the exit of its factory in the Dominican Republic.

        Income Taxes—Income taxes are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized in accordance with ASC 740 "Income Taxes." Income taxes are provided for in foreign locations where the Company is profitable.

        Additionally, the Company's subsidiary Power-One Limited operates in the Dominican Republic in a tax-free enterprise zone and, accordingly, pays no income taxes in connection with its operations in

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

that country. The Company has not provided for U.S. federal and state income taxes on the undistributed earnings of its foreign operations as it is the Company's intention to permanently re-invest the undistributed earnings.

        The Company records uncertain tax positions under the provisions of ASC 740. The Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon effective settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision. The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of income tax provision. The Company or one of its subsidiaries files income tax returns in the U.S. federal, and various state, local and foreign jurisdictions.

        Stock Compensation—The Company accounts for stock based compensation under the provisions of ASC 718, "Compensation—Stock Compensation" using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. For stock-based awards issued on or after January 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award.

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock and the if-converted methods to calculate the impact of EPS. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation. Dilutive stock options and convertible debt have an anti-dilutive effect on EPS in a period with a net loss, and therefore are excluded from the EPS computation.

        Engineering and Research and Development—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred in accordance with ASC 730, "Research and Development." Research and development expenses were $15.6 million, $23.7 million, and $27.2 million, for the years ended January 3, 2010, December 28, 2008, and December 30, 2007, respectively.

        Warranties—The Company generally offers its customers a two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers a five-year warranty on renewable energy products. Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        Derivative Instruments—The Company accounts for derivative instruments in accordance with ASC 815, "Derivatives and Hedging" and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

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

        Business Combinations—The Company accounts for its acquisitions utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations." Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to: estimates of revenue growth rates; estimates of rates of return; royalty rates; and determination of appropriate discount rates. These assumptions are generally made based on available historical information. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives.

        Segment Reporting—The Company operates as one segment in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the Company as a whole.

        Recent Pronouncements and Accounting Changes—In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Codification, ("ASC"), 105 "Generally Accepted Accounting Principles," which establishes the FASB Accounting Standards Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. Pursuant to the provisions of ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended January 3, 2010. The adoption of ASC 105 did not impact the Company's financial position or results of operations.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations upon adoption.

        In January 2010, the FASB issued ASU 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

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

  •
  The revolving credit facilities balances and secured notes payable have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

  •
  The fair values of the Company's installment notes and 8% Senior Secured Convertible Notes due 2013 were determined using quoted market prices for similar financial instruments.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 15% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using an adjusted stock price of $4.35, a volatility factor of 74%, a risk free interest rate of 2.4%, a dividend yield factor of 10% and a contractual life of 4 years.

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 15% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using an adjusted stock price of $4.35, a volatility factor of 74%, a risk free interest rate of 2.4%, coupon rates of 6%, 8% and 10% and a contractual life of 4 years.

Description	Fair Value	Carrying Value
8% Senior Secured Convertible Notes, due 2013	$84.6	$38.8
Senior Convertible Notes, due 2019	94.5	35.7
Redeemable Convertible Preferred Stock	60.4	18.5
Credit facilities, secured note payable and installment notes	5.4	5.4

NOTE 3. INVESTMENTS

        Debt and Other Fixed Income Investments—The Company accounts for investments in certain debt securities in accordance with ASC 320. Available-for-sale securities are recorded at fair value based upon quoted market prices, with unrealized gains and losses (net of applicable deferred income taxes) included in accumulated other comprehensive income. Realized gains and losses on sales of investments are determined using the specific identification method.

        During the year ended December 28, 2008, the Company received $1.8 million from the sale of investments classified as available-for-sale securities and realized immaterial gains on the transactions, which have been included as a component of "Other income (expense), net" in the consolidated statements of operations.

        Other fixed income investments included insurance products that were recorded at the value guaranteed by the issuer in accordance with the contract terms. The guaranteed value is the contract price and the sum of interest earned to date and represents the investments' fair value. For the year ended December 28, 2008, the Company received cash proceeds of $5.8 million from the sale of annuities and realized immaterial gains on the transactions, which have been included as a component of "Other income (expense), net" in the consolidated statements of operations.

        At January 3, 2010 and December 28, 2008, the Company had no debt or fixed income investments.

        Equity Investments—The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated balance sheets and is accounted for using the equity method. The carrying value of this investment was $1.7 million and $1.6 million at January 3, 2010 and December 28, 2008, respectively. During the years ended January 3, 2010 and December 28, 2008, the Company recorded equity in earnings in joint venture of $0.6 million and $2.7 million, respectively, in its consolidated statements of operations. During the year ended December 28, 2008, the Company

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

received a dividend of approximately $1.2 million, representing a return on its investment in the joint venture. See Note 19.

        During the year ended December 28, 2008, the Company wrote off approximately $0.2 million related to an investment in a privately-held company.

NOTE 4. INVENTORIES

        Inventories, inclusive of the inventory charges recorded, consist of the following (in millions):

	January 3, 2010	December 28, 2008
Raw materials	$45.6	$74.4
Subassemblies-in-process	4.8	5.9
Finished goods	22.8	21.3

	$73.2	$101.6

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the Company wrote off $13.3 million, $9.2 million and $4.8 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 5. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	January 3, 2010	December 28, 2008
Land	$2.1	$2.0
Buildings (useful lives of 20 to 30 years)	18.5	12.8
Building related equipment (useful lives of 20 to 30 years)	4.2	8.7
Factory and office equipment (useful lives of 3 to 10 years)	97.7	97.8
Vehicles (useful lives of 3 to 7 years)	0.4	0.5
Leasehold improvements (useful lives of 5 to 10 years)	13.4	13.0
Construction in progress	0.8	1.8

	137.1	136.6
Less accumulated depreciation and amortization	88.2	81.2

	$48.9	$55.4

        During the year ended December 30, 2007, the company recorded asset impairment charges of $1.2 million for assets at facilities which were closed or downsized during the year then ended. No impairment losses related to property and equipment were recorded during the years ended January 3, 2010 and December 28, 2008. Depreciation expense was $14.2 million, $15.4 million, and $15.7 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

NOTE 6. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	January 3, 2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.8	3.7	2.1	13
Customer relationships	5.9	2.7	3.2	7
Other	6.5	4.6	1.9	17

Subtotal	18.2	11.0	7.2	12

Total	$29.6	$11.0	$18.6

	December 28, 2008
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Goodwill	$59.0	$—	$59.0
Trade name	11.4	—	11.4

Subtotal	70.4	—	70.4

Amortizable intangibles
Product technology	5.7	3.2	2.5	13
Customer relationships	10.4	6.4	4.0	8
Other	6.4	4.0	2.4	17

Subtotal	22.5	13.6	8.9	12

Total	$92.9	$13.6	$79.3

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the first fiscal quarter of 2009, the Company tested its goodwill for impairment in accordance with ASC 350-20 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated statements of operations during the year ended January 3,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

2010. The Company's accumulated goodwill impairment charges since its adoption of ASC 350 was $124.6 million

        Total amortization expense for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $1.8 million, $2.7 million and $4.7 million, respectively. Of the $1.8 million of expense recorded during the year ended January 3, 2010, approximately $1.6 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Of the $2.7 million of expense recorded during the year ended December 28, 2008, approximately $2.4 million was recorded as amortization of intangibles and approximately $0.3 million recorded as cost of goods sold. Of the $4.7 million of expense recorded during the year ended December 30, 2007, approximately $4.4 million was recorded as amortization of intangibles and approximately $0.3 million recorded as cost of goods sold.

        Estimated future amortization expense for the next five years is as follows, (in millions):

Year Ending December 31,	Amortization Expense
2010	$1.8
2011	1.6
2012	1.4
2013	1.2
2014	0.5

Total	$6.5

        The changes in the carrying amount of goodwill for the years ended January 3, 2010 and December 28, 2008 are as follows (in millions):

	January 3, 2010	December 28, 2008
Beginning balance	$59.0	$59.5
Decrease related to impairment charge	(57.0)	—
Changes due to foreign currency fluctuations	(2.0)	(0.5)

Ending balance	$—	$59.0

NOTE 7. CREDIT FACILITIES AND NOTES PAYABLE

        Credit facilities and notes payable outstanding consist of the following (in millions):

	January 3, 2010	December 28, 2008
Revolving credit facilities	$0.5	$21.2
Secured note payable	—	5.7

Total	$0.5	$26.9

        The Company maintains credit facilities with various banks in Europe and Asia. These credit facilities were acquired primarily as a result of acquisitions in 1998, 2000 and 2006. The aggregate limit on all credit facilities was approximately $22.9 million at January 3, 2010. The credit facilities bear

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

interest on amounts outstanding at various intervals based on published market rates. At January 3, 2010, the total outstanding balance on all credit facilities was $0.5 million at a weighted average interest rate of 8.7%, and $1.3 million was committed to guarantee letters of credit. After consideration of these commitments, $21.1 million of additional borrowing capacity was available to the Company as of January 3, 2010. The revolving credit agreements do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. At December 28, 2008, the total outstanding balance on all credit facilities was $26.9 million at a weighted average interest rate of 6.8%, and $1.8 million was committed to guarantee letters of credit. After consideration of these commitments, $4.5 million of additional borrowing capacity was available to the Company as of December 28, 2008.

        At December 28, 2008, the secured note payable of $5.7 million related to borrowings secured by one of the Company's European subsidiary's land and building. The secured note payable agreement contained financial covenants that required a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity, for which the subsidiary was not in compliance. The $5.7 million outstanding balance under this credit agreement was classified under current liabilities at December 28, 2008 as the Company considered this debt potentially callable by the bank. During 2009, the Company negotiated new financial covenants with its lender. As of January 3, 2010, the Company was in compliance with the covenants related to the secured note payable and has classified the secured note payable as long-term debt.

NOTE 8. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	January 3, 2010	December 28, 2008
Income taxes payable	$12.0	$2.7
Accrued payroll and related expenses	7.6	8.0
Accrued warranties	4.1	4.0
Accrued bonuses	2.9	0.8
Other accrued expenses	11.5	11.0

	$38.1	$26.5

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

NOTE 9. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 is presented below, (in millions):

	January 3, 2010	December 28, 2008	December 30, 2007
Beginning balance	$4.0	$3.1	$2.0
Charges and costs accrued	3.1	4.2	4.2
Adjustments related to pre-existing warranties (including changes in estimates)	(0.8)	—	—
Less repair costs incurred	(2.3)	(3.3)	(3.2)
Change due to foreign currency	0.1	—	0.1

Ending balance	$4.1	$4.0	$3.1

NOTE 10. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

Restructuring Costs

        A summary of the restructuring activity during the years ended January 3, 2010, December 28, 2008, and December 30, 2007 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Other Costs	Total
Balance at January 1, 2007	$5.0	$5.2	$0.1	$10.3
Restructuring charges	1.6	1.5	—	3.1
Adjustments to acquisition related restructuring liability	(2.0)	0.2	—	(1.8)
Applications of reserve	(3.0)	(2.2)	(0.1)	(5.3)
Changes due to foreign currency fluctuations	0.4	—	—	0.4

Balance at December 30, 2007	2.0	4.7	—	6.7
Applications of reserve	(1.1)	(1.9)	—	(3.0)

Balance at December 28, 2008	0.9	2.8	—	3.7
Restructuring charges	7.1	0.9	—	8.0
Applications of reserve	(2.9)	(1.9)	—	(4.8)

Balance at January 3, 2010	$5.1	$1.8	$—	$6.9

        During the second quarter of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. The plan to close the plant is expected to be completed by the end of the first half of 2010. The Company expects to record additional severance and other related charges of $2 to $4 million

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

during the first half of 2010. The Company anticipates that the portion of the charge that will result in future cash expenditures will be approximately $7 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. The Company has also accelerated depreciation on certain assets in relation to the Dominican Republic closure and has evaluated the recoverability of its inventory based on its closure plan. The Company believes it has appropriately determined any excess and obsolete inventory in the Dominican Republic based on historical and projected usage; however, the ultimate disposition of inventory in consideration of transfers and last time buys in connection with the closure of the facility could result in additional inventory charges. During the year ended January 3, 2010, the Company recorded pre-tax restructuring charges of $8.0 million in accordance with ASC 420 and ASC 712, as applicable.

        During the year ended January 3, 2010, the Company recorded severance benefits of approximately $7.1 million and approximately $0.9 million of facility closure costs. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2014. In connection with the Dominican Republic facility closure, the Company has recorded $1.7 million of inventory charges and $1.8 million of accelerated depreciation as part of cost of goods sold in the consolidated statement of operations for the year ended January 3, 2010. At January 3, 2010, $1.5 million of continuing lease obligations related to the 2005 restructuring plan was included in the Company's consolidated balance sheet. All restructuring obligations have been or will be settled with cash.

        No restructuring charges were recorded during the year ended December 28, 2008.

2007 Restructuring Costs

        During the year ended December 30, 2007, the Company recorded pre-tax charges of $3.1 million for restructuring costs and $1.2 million in asset impairment costs related to the restructuring of its North American and European operations.

        The restructuring charge of $3.1 million for the year ended December 30, 2007 included workforce reductions in North America as well as in parts of Europe, and the charges were comprised of severance and related benefits for approximately 100 terminated employees, contract termination costs including consolidation of excess facilities and continuing lease obligations thereon, and other shutdown costs. The Company paid the remaining severance and related components of the worldwide workforce reduction during the first quarter of 2008. The contract termination costs contain continuing lease obligations which are expected to be paid over the life of the leases, the longest of which extends into 2014. At January 3, 2010, $0.2 million of continuing lease obligations related to the 2007 restructuring plan was included in the Company's consolidated balance sheet.

Impairment of Fixed Assets

        The Company tests the recoverability of its long lived assets held for use whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with ASC 360. During 2009 and 2008, the Company performed impairment reviews in accordance with ASC 360 in response the Company's recent history of operating and cash flow losses. As a result of these impairment reviews, the Company determined that its long lived assets were not impaired as of January 3, 2010 or December 28, 2008.

        During 2007, the Company performed impairment reviews in accordance with ASC 360, to determine whether any of its long-lived assets were impaired as a result of restructuring plans

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

implemented during 2007. The Company identified certain long-lived assets associated with the 2007 restructuring whose carrying value would not be recoverable from future cash flows, and recorded impairment charges of $1.2 million for these assets for the year ended December 30, 2007. These assets consisted of leasehold improvements, computer software, and manufacturing equipment at facilities whose operations were closed or downsized.

NOTE 11. LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	January 3, 2010	December 28, 2008
Senior Convertible Notes, due 2019	$35.7	$—
8% Senior Secured Convertible Notes, due 2013	38.8	70.0
Secured note payable	4.6	—
2% Installment notes, due 2011	0.3	0.9

Total long-term debt	79.4	70.9
Less current portion	1.3	0.5

Total long-term debt, less current portion	$78.1	$70.4

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company (See Note 12). As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes). The principal sum of the New Notes is due on May 8, 2019; however, the notes are redeemable at the option of the holder after five years from issuance and annually thereafter. Interest relating to the notes will be paid semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter, beginning November 8, 2009. The New Notes will be convertible into Power-One common stock at a conversion price of $1.35. The conversion price is subject to adjustment under certain circumstances. There are no financial covenants relating to the New Notes; however, there are certain restrictions that limit the sale of assets, and the incurrence of liens and debt.

        The Company's 8% Senior Secured Convertible Notes, due 2013 ("8% Notes"), are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The 8% Notes will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share), subject to certain adjustments set forth therein.

        On April 21, 2009 and April 22, 2009, the Company entered into Consent and Purchase Agreements with two holders of the Company's 8% Notes who collectively held in excess of a majority

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

of the 8% Notes (collectively, the "Majority Holders"). Pursuant to the agreements, Power-One agreed to repurchase an aggregate of $21.8 million of outstanding 8% Notes effective upon the closing of the transactions contemplated by the aforementioned agreements and obtained the consent of the Majority Holders to modify certain covenants in the indenture governing the 8% Notes and the related pledge agreement, including to reduce the minimum cash requirement to the lower of $20 million or 50% of outstanding 8% Notes, to remove the minimum tangible net worth covenant, and loosen other restrictions that limited the total and secured debt the Company could incur. In addition, the Majority Holders consented to the removal of the right of the holders of the 8% Notes to participate in future equity issuances by the Company and also agreed to permit the Company to dispose of certain assets that constituted a part of the collateral securing the 8% Notes, so long as the Company either reinvests the net proceeds from such disposition into the Company or makes an offer to repurchase, on a pro rata basis, the outstanding 8% Notes up to the amount of the net proceeds not reinvested into the Company. During the years ended January 3, 2010 and December 28, 2008, the Company used $20.9 million net cash to repurchase and extinguish $31.3 million of the 8% Notes and $5.5 million net cash to repurchase and extinguish $10 million of the 8% Notes, respectively. The Company recorded a net gain on extinguishment of debt of $8.6 million and $3.9 million for the years ended January 3, 2010 and December 28, 2008, respectively.

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at January 3, 2010 and December 28, 2008 related to the installment notes were $0.3 million and $0.9 million, respectively, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this secured note payable agreement were $4.6 million at January 3, 2010 and bore interest at the EURIBOR plus one and one-half percent (2.3% at January 3, 2010). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At January 3, 2010, this subsidiary was in compliance with these financial covenants. At December 28, 2008, the Company classified the secured note payable in current liabilities as the subsidiary was not in compliance with the covenants related to the secured note payable and the Company considered the debt potentially callable by the bank.

        At January 3, 2010 and December 28, 2008, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        Aggregate principal maturities on long-term debt outstanding at January 3, 2010 are as follows (in millions):

Year Ending December 31,
2010	$1.3
2011	1.2
2012	1.2
2013	40.0
2014	—
2015 and thereafter	36.4

Total	$80.1

        During the first quarter of 2010, the company repurchased $4.5 million in face value of the 8% senior secured convertible notes due 2013, resulting in a $5.7 million loss on extinguishment of debt which will be included in the results for the quarter ended April 4, 2010.

NOTE 12—CAPITAL INVESTMENT

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

        Warrants—The Warrants are exercisable fifteen months after issuance at an exercise price of $1.33 and will expire in seven years. The warrants had a fair value of $3.1 million on the Purchase Agreement date, each warrant option having a value of $0.48 per share. The fair value was determined using the Black-Scholes model using, an adjusted stock price of $0.91, a volatility factor of 72%, a risk free interest rate of 2.68% and a contractual life of 7 years. Proceeds of $3.3 million were allocated to the warrants as an increase to Additional paid-in capital in the consolidated balance sheet.

        Redeemable Convertible Preferred Stock—Under the Purchase Agreement, 23,625 shares of redeemable convertible preferred stock were issued. (Under the Company's existing articles of incorporation, 30.0 million shares of preferred stock at a par value of $0.001 are authorized for issuance) The Preferred Stock issued under the Purchase Agreement will pay quarterly dividends at a rate of 10% per year and are convertible into Power-One common stock at a conversion price of $1.35. During the year ended January 3, 2010, the Company declared a Preferred Stock dividend of $1.5 million. After the fifth anniversary of the issuance, the Company may redeem any or all of the Preferred Stock at a redemption price equal to the purchase price plus accrued dividends. The

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

Company may force conversion of the Preferred Stock on and after the 2.5 year anniversary date if the Company's common stock price is 300% of the conversion price. The Preferred Stock may be redeemed at the request of the holders of such securities after the fifth anniversary of their issuance, and annually thereafter, at a redemption price equal to the purchase price plus accrued dividends. The Company's failure to redeem the Preferred Stock would result in a 2% per year increase in the dividend, plus another 1% increase per six month period after the redemption date, up to a maximum of 16% per year.

        The holders of the Preferred Stock will have voting rights on an as-converted to common stock basis; provided, no such holder (together with its affiliates after taking into account any common stock or other voting equity held by such holders) shall exercise voting rights to more than 19.9% of Power-One's outstanding voting power. The Preferred Stock entitles Silver Lake Sumeru, subject to certain conditions, to elect two Directors to the Company's board of directors (the "Board"). Additionally, Silver Lake Sumeru has the right to nominate one independent candidate to stand for election to the Board beginning at the 2010 annual meeting or earlier if a vacancy in the board occurs.

        Upon the occurrence of a change of control or other fundamental change, which gives rise to the embedded put options for accounting purposes, each Investor will have the right to require the Company to repurchase all or any portion of such Investor's Preferred Stock at a repurchase price equal to the sum of (a) 101% of the Regular Liquidation Preference, defined in Section 3(a) of the Certificate of Designation of Series A Convertible Preferred Stock of Power-One, Inc., and (b) a Make Whole Amount. The Make Whole Amount is the excess, if any, of (i) the present value on the date of such repurchase of (a) 100% of the Regular Liquidation Preference of such Preferred Stock, assuming such Preferred Stock were redeemed on May 8, 2014, plus (b) all required dividend payments due on such Preferred Stock through May 8, 2014 assuming such Preferred Stock were redeemed on May 8, 2014, computed using a 3.125% discount rate over (ii) the Regular Liquidation Preference of such Preferred Stock.

        At January 3, 2010, the carrying value of the Preferred Stock was $18.5 million which represents its initial carrying value of $17.9 million plus $0.7 million of related accretion charged during the year ended January, 3 2010. The difference between the Preferred Stock initial carrying amount of $17.9 million and the mandatory redemption amount of $23.6 million will be increased by periodic accretions using the interest method, such that the carrying amount of the Preferred Stock will equal the mandatory redemption amount at the mandatory redemption date. During the year ended January 3, 2010, the Company recorded the $0.7 million of accretion charges against Additional paid-in capital in its consolidated balance sheet.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

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

        At January 3, 2010, the carrying value of the New Notes was $35.7 million which represents the portion of the transaction net proceeds allocated to the New Notes plus related accretion charges of less than $0.1 million. The difference between the New Notes initial carrying value of $35.7 million and the mandatory redemption amount of $36.4 million will be increased by periodic accretions, using the interest method, such that the carrying amount of the New Notes will equal the mandatory redemption amount at the mandatory redemption date. During the year ended January 3, 2010, the Company recorded $2.2 million in interest expense in its consolidated statement of operations related to the New Notes.

        Derivative Financial Instruments—Certain terms and conditions contained in the Purchase Agreement resulted in embedded derivatives "Embedded Put Options" that require bifurcation from the host contract under the provisions of ASC 815, "Derivatives and Hedging." Under the provisions of this guidance, the Company has recorded the fair value of $0.7 million related to the aforementioned derivatives as a liability in its consolidated balance sheet at January 3, 2010. The fair value of the Embedded Put Options was determined using the Binomial model using, stock price of $4.35, volatility factor of 74%, risk-free interest rate of 2.4%, contractual term of 4 years and a probability factor of 10%. During the year ended January 3, 2010, the Company recorded an unrealized gain of $1.1 million in the consolidated statement of operations resulting from the change in fair value of the embedded put option.

        Fair Value Instruments—The Company adopted ASC 820, "Fair Value Measurements and Disclosures" on December 31, 2007 for financial assets and liabilities and December 29, 2008 for non-financial assets and non-financial liabilities. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three levels as follows:

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Embedded Put Options (at issuance date)	$1.8
Change in fair value of derivative liability	(1.1)

Embedded Put Options (at January 3, 2010)	$0.7

NOTE 13. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in North America and Asia, and 2016 in Europe.

        Future minimum lease payments for operating leases as of January 3, 2010 are as follows (in millions):

Years Ending December 31,	Operating Leases
2010	$5.0
2011	3.4
2012	2.4
2013	1.5
2014	0.9
2015 and thereafter	0.1

Total minimum lease payments	$13.3

        Total rent expense was $5.1 million, $5.0 million, and $5.6 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Approximately $1.8 million of operating lease commitments above were reserved for in the restructuring charge accruals as of January 3, 2010. The Company intends to seek subleases for unused facilities.

        Legal Proceedings—The Company is involved in certain claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought certain injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal on August 6, 2008. The parties participated in mediation on December 16, 2008 and again on February 24, 2009 in an effort to settle the appeal on reasonable terms allowing Artesyn to take a license to practice the infringed patent. The parties mutually agreed to a 30 day extension of time for Artesyn to file its appellate brief pending further discussions

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

regarding potential licensing opportunities. The extension of time to file the appellate briefs expired and Artesyn filed its brief on July 17, 2009. The Company filed its response on August 28, 2009 and Artesyn's reply brief was filed on September 11, 2009. Oral argument was heard on December 9, 2009 and the parties are awaiting the Court's decision. The parties continue to negotiate a proposed licensing agreement, the execution of which will settle this action and Astec America, Inc., v. Power-One, Inc., discussed below. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action seeks a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One has a motion to dismiss pending in this matter, seeking to avoid what the Company argues would be essentially a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings in this action have been stayed pending resolution of the appeal in the Power-One, Inc. v. Artesyn Technologies,  Inc. matter.

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its co-defendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Proceedings are in the discovery stage. The claim construction hearing is scheduled for July 7, 2010 and trial is scheduled to begin December 6, 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Managing Director of Magnetek, Inc's European Power Electronics Group has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between the individual and Magnetek, Inc. The various claims and assertions arise from and relate to the individual's removal from

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

office with the Italian subsidiary, and his contractual relationships with Magnetek, Inc., which actions occurred in connection with our acquisition of Magnetek, Inc.'s Power Electronics Group in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss on technical grounds certain of Mr. Canova's claims for monetary damages arising from his alleged unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony. The parties have been ordered to file their final briefs on April 30, 2010 and the final hearing has been scheduled for May 28, 2010.

NOTE 14. COMMON STOCK

        Stock Plans—In February 1996, the Board of Directors approved a stock incentive plan (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. In May 2004, the 1996 Plan was amended by the Board of Directors to prevent further increases in shares issuable under this plan, to prevent grants to non-employees, and to eliminate any provisions that might allow or result in a repricing of the exercise price of options issued under the plan without shareholder approval. Under the terms of the 1996 Plan, power and authority to issue grants and awards under the plan terminated effective February 22, 2006. Any grant or award issued prior to that date remains outstanding per the terms of the original grant or award. The maximum contractual life of each option is 10 years from the date of grant. Any shares available for issuance under the 1996 Plan which had not been issued as of February 22, 2006 were cancelled as of that date and are no longer available for issuance. The Company issued either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. The option exercise price was determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allowed for vesting over five years if certain performance measures were met.

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

        In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the "2004 Plan") for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option exercise price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options and awards generally

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

vest over four-year terms and have a maximum contractual life of 10 years. In April 2008, the Board of Directors approved certain amendments to this plan. The first amendment increased the individual award sub-limits from 0.5 million shares to 1.5 million shares, the maximum number of shares that may be subject to awards granted to any individual in a calendar year, and the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year, is now 1.5 million shares. The second amendment extended the Company's authority to grant new awards that are intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of our stockholders that occurs in 2013. None of these amendments increased the existing limits on the total number of shares that may be delivered or the limits on the total number of shares that may be delivered as so-called "full value awards." At January 3, 2010, approximately 0.2 million shares of common stock were available for future grants.

        Stock Awards—The Company has granted non-vested share units under its 1996 and 2004 stock incentive plans. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at January 1, 2007	1.7	$5.43

Awards granted	0.7	4.18
Awards vested and issued	(0.4)	4.86
Awards forfeited	(0.2)	5.70

Nonvested awards outstanding at December 30, 2007	1.8	$4.97

Awards granted	1.0	2.27
Awards vested and issued	(0.5)	2.26
Awards forfeited	(0.7)	4.55

Nonvested awards outstanding at December 28, 2008	1.6	$3.39

Awards granted	1.5	3.10
Awards vested and issued	(0.5)	3.77
Awards forfeited	(0.3)	2.93

Nonvested awards outstanding at January 3, 2010	2.3	$3.16

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Global Market of the Company's stock on the date the awards are granted. The awards generally vest over three to four years. As of January 3, 2010, there was $3.6 million of total unrecognized compensation cost related to nonvested stock awards granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At January 3, 2010, there were 1.0 million stock awards that were expected to vest with an aggregate intrinsic value of $4.4 million and a weighted average grant date fair value of $3.16 per share.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        For the years ended January 3, 2010, December 28, 2008, and December 30, 2007, the fair value of the vested portion of non-vested share units and the stock compensation cost in the income statement related to these stock awards were as follows, (in millions):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Total fair value of stock awards vested	$2.1	$2.2	$2.3
Stock compensation expense related to stock awards	$1.3	$2.3	$2.7

        Stock Options—The Company estimates the value of employee stock options using the Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is impacted by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. In determining the fair value of the options, the Company used an estimated forfeiture rate determined at the time of grant, which is revised, as necessary, if actual experience is different than estimated. The weighted-average assumptions were determined as follows:

  •
  The risk-free interest rate assumption was based on the return of US government bonds maturing at approximately the same time as the expected term of the options.

  •
  The expected volatility is based on the historical volatilities of the Company, selected guideline companies and factors applicable to the Company.

  •
  The expected term represents the weighted-average period the stock options are expected to remain outstanding. For "plain vanilla" stock options, the Company used the average of the time to vest plus contracted term, to estimate the expected term of the unvested options. Employee share options generally differ from transferable, or tradable share options in that an employee cannot sell their share options and can only exercised them, therefore employees generally exercise their options before the end of their contractual term.

  •
  Under the Monte Carlo Simulation method, the expected stock return/discount rate was determined based on the yield to maturity of government bonds at the option grant date.

        The fair value of each option and stock appreciation right granted during the years ended January 3, 2010 and December 28, 2008 was estimated on the date of grant using the Black-Scholes model. Certain options with market and/or performance conditions were estimated on the date of grant using the Monte Carlo Simulation method, with the assumptions shown below.

	Year Ended January 3, 2010	Year Ended December 28, 2008
Risk-free interest rate	2.8%	3.2%
Volatility	80%	60%
Option life, years	5.4	6.7
Dividends	—	—
Stock options granted, in millions	0.1	1.3
Stock appreciation rights granted, in millions	—	0.3

        There were no stock option grants during the year ended December 30, 2007.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        For the years ended January 3, 2010, December 28, 2008, and December 30, 2007, the total options available for exercise, the weighted average exercise price, the intrinsic value of stock options exercised, and the stock compensation cost in the income statement related to stock options were as follows:

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Total options exercisable, in millions	2.9	4.9	7.5
Weighted average exercisable stock option exercise price	$9.16	$9.84	$10.02
Total intrinsic value of stock options exercised, in millions	$0.1	$0.1	$1.4
Stock compensation expense related to stock options and stock appreciation rights, in millions	$0.8	$0.3	$0.3

        As the Company is currently in a net operating loss position and has net operating loss carryforwards, there is no net impact on the Company's APIC pool related to stock-based compensation for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

        As of January 3, 2010, there was $1.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans which will be recognized over a weighted average 2.1 years.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        During the years ended January 3, 2010, December 28, 2008, and December 30, 2007, the following activity related to stock option and stock appreciation rights occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)					(in millions)
Options outstanding—January 1, 2007	8.9	$0.50 - $82.22	$9.82
Options granted	—	—	—	—
Options exercised	(0.4)	$0.50 - $ 6.75	$2.87
Options forfeited	(1.0)	$2.05 - $82.22	$11.59

Options outstanding—December 30, 2007	7.5	$2.05 - $82.22	$10.01
Options granted	1.6	$1.23 - $ 2.38	$2.09	$1.21
Options exercised	(0.1)	$ 2.05	$2.05
Options forfeited	(2.6)	$2.05 - $82.22	$10.45

Options outstanding—December 28, 2008	6.4	$1.23 - $82.22	$8.05
Options granted	0.1	$1.19 - $ 2.80	$1.61	$1.11
Options exercised	—	$ 2.09	$2.09
Options forfeited	(2.3)	$1.19 - $47.50	$9.50

Options outstanding—January 3, 2010	4.2	$1.19 - $82.22	$7.07		4.78 yrs	3.6

Options exercisable—January 3, 2010	2.9		$9.16		3.25 yrs	0.9

Options vested and expected to vest—January 3, 2010	3.4		$8.18		3.97 yrs	2.0

        The following table summarizes information regarding options outstanding at January 3, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 1.19 - $ 2.09	0.8	8.70 yrs	$1.74	0.3	$1.76
$ 2.10 - $ 5.76	1.3	6.25 yrs	$3.27	0.5	$4.62
$ 5.77 - $ 5.77	0.5	1.74 yrs	$5.77	0.5	$5.77
$ 5.78 - $ 9.11	0.4	3.15 yrs	$6.63	0.4	$6.63
$ 9.12 - $ 9.12	0.6	4.43 yrs	$9.12	0.6	$9.12
$ 9.13 - $20.00	0.2	0.95 yrs	$14.59	0.2	$14.59
$20.01 - $82.22	0.4	0.28 yrs	$23.12	0.4	$23.12

$ 1.19 - $82.22	4.2	4.78 yrs	$7.07	2.9	$9.16

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        During the years ended January 3, 2010, December 28, 2008, and December 30, 2007, the Company received cash of less than $0.1 million, $0.3 million, and $1.3 million, respectively, from the exercise of stock options granted under its stock options plans.

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998 and expired on January 1, 2008, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. At each of the years ended January 3, 2010, December 28, 2008, and December 30, 2007 there were approximately 0.5 million shares issued cumulatively under this plan. During the years ended December 28, 2008, and December 30, 2007, the Company received cash of approximately $0.1 million and $0.1 million, respectively, for shares issued under the plan.

NOTE 15. BUSINESS GEOGRAPHICAL LOCATIONS AND PRODUCT LINE REVENUE

        The Company has manufacturing and/or research and development operations in the United States, Slovakia, Italy, China, Switzerland and Dominican Republic. The following table summarizes the Company's revenues and long-lived assets in different geographic locations by product line (in millions):

	Years Ended
	January 3, 2010			December 28, 2008			December 30, 2007
	Embedded products	Power systems	Total	Embedded products	Power systems	Total	Embedded products	Power systems	Total
Revenues:(a)
North America(b)	$65.7	$35.7	$101.4	$139.9	$13.3	$153.2	$152.2	$10.9	$163.1
Italy	3.9	80.8	84.7	21.0	46.6	67.6	57.7	0.2	57.9
Other European countries	44.6	107.1	151.7	95.7	90.6	186.3	78.1	76.7	154.8
Asian countries	40.0	43.2	83.2	83.7	28.5	112.2	91.7	21.3	113.0
Other	2.4	8.2	10.6	9.8	8.4	18.2	9.1	13.7	22.8

Total	$156.6	$275.0	$431.6	$350.1	$187.4	$537.5	$388.8	$122.8	$511.6

(a)
Revenues are attributable to countries based on location of customer.

	January 3, 2010	December 28, 2008
Long-Lived Assets:
United States	$16.3	$39.1
Italy	27.2	52.5
China	8.1	9.1
Slovakia	5.9	6.8
Dominican Republic	4.4	8.5
Switzerland	4.0	17.0
Other	1.6	1.7

Total	$67.5	$134.7

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

NOTE 16. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of January 3, 2010 and December 28, 2008.

        In accordance with Italian law, the Company has an unfunded severance plan under which all employees in Italy are entitled to receive severance indemnities (Trattamento di Fine Rapporto or "TFR") upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with ASC 715, "Compensation—Retirement Benefits." The severance indemnities accrue approximately at the rate of 1/12 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of employment for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service. Prior to July 2007, the Company was required to accrue for these liabilities and pay the respective amounts to employees upon termination. Beginning July 2007, the Company is required to remit these severance indemnities to the government at the time in which the funds are accrued. At January 3, 2010 and December 28, 2008, the Company had recorded in other long-term liabilities in its consolidated balance sheets approximately $8.6 million and $8.7 million, respectively, related to these severance indemnities. The Company recorded expense related to the severance indemnities of approximately $1.4 million, $1.6 million and $1.2 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

        The Company has a 401(k) retirement savings plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.4 million, $0.5 million, and $0.7 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

NOTE 17. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
United States	$(75.0)	$(17.8)	$(38.2)
Non-United States	18.0	(2.6)	4.2

Total	$(57.0)	$(20.4)	$(34.0)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Current:
Federal	$—	$—	$—
State	—	0.1	—
Foreign	7.4	1.0	3.0

Total current	7.4	1.1	3.0
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(0.5)	(1.3)	(0.6)

Total deferred	(0.5)	(1.3)	(0.6)

Provision (benefit) for income taxes	$6.9	$(0.2)	$2.4

        For the years ended January 3, 2010 and December 28, 2008, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended
	January 3, 2010			December 28, 2008
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.4	$—	$—	$0.5	$0.1	$—
Sales discount reserve	0.6	0.1	—	1.0	0.2	—
Bad debt reserve	0.2	—	0.7	0.2	—	1.1
Inventory reserve	3.2	0.2	3.4	2.1	0.4	0.9
Warranty reserve	0.6	—	0.3	0.6	0.1	0.1
Restructuring allowance	2.4	0.1	—	0.9	0.2	—
Other	(0.5)	0.1	1.0	0.3	0.1	1.3

Subtotal	6.9	0.5	5.4	5.6	1.1	3.4
Valuation allowance	(6.9)	(0.5)	(0.8)	(5.6)	(1.1)	(1.5)

Total current	—	—	4.6	—	—	1.9
Non-current:
NOL	110.0	2.3	16.5	103.9	9.1	17.2
Intangible assets	0.8	1.0	(1.7)	1.0	4.5	(1.6)
Fixed assets	1.1	—	(1.9)	0.9	(0.2)	(2.9)
Other	0.6	0.9	(0.3)	(1.1)	0.8	—

Subtotal	112.5	4.2	12.6	104.7	14.2	12.7
Valuation allowance	(112.5)	(4.2)	(15.8)	(104.7)	(14.2)	(16.3)

Total non-current	—	—	(3.2)	—	—	(3.6)

Net deferred income tax assets (liabilities)	$—	$—	$1.4	$—	$—	$(1.7)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        The Company records a valuation allowance against its deferred income tax assets in accordance with ASC 740 "Income Taxes" when, in management's judgment, the deferred income tax assets will not more likely than not be realized in the foreseeable future. For the years ended January 3, 2010, December 28, 2008, and December 30, 2007, the Company recorded increases in valuation allowances against deferred income tax assets of $9.3 million, $6.8 million, and $14.9 million, respectively.

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$(20.0)	(35)%	$(7.1)	(35)%	$(11.9)	(35)%
State taxes, net of federal benefit	0.2	—	0.7	4	0.1	—
Foreign income taxed at different rates	0.6	1	0.7	3	0.9	3
Non-deductible goodwill	16.1	28	0.2	1	0.5	1
Other	0.7	2	1.4	7	2.8	6
Valuation allowance	9.3	16	3.9	19	10.0	32

	$6.9	12%	$(0.2)	(1)%	$2.4	7%

        As of January 3, 2010, the Company had net operating loss (NOL) carry-forwards for U.S. federal and state income tax purposes of approximately $314 million and $108 million, respectively. These operating loss carry-forwards expire in various years beginning in 2021 and 2010, respectively. The Company also has foreign NOLs in various countries totaling approximately $63 million.

        In accordance with ASC 740, the Company recognized an increase of approximately $2.2 million in liability for unrecognized tax benefits including interest and penalties, which were accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$2.1
Changes due to foreign currency fluctuations	0.1

Balance at December 30, 2007	2.2
Changes in prior year positions	(0.4)

Balance at December 28, 2008	1.8
Additions based on tax positions related to prior years	2.8
Changes in prior year positions	(1.2)

Balance at January 3, 2010	$3.4

        The total amount of unrecognized tax positions that would impact the effective tax rate was approximately $3.8 million at January 3, 2010 and includes $0.4 million of interest and penalties. The total amount of unrecognized tax positions that would impact the effective tax rate was approximately $2.3 million at December 28, 2008 and includes $0.5 million of interest and penalties. The total amount of unrecognized tax positions that would impact the effective tax rate was approximately $3.2 million at

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

December 30, 2007 and includes $1.0 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

        The liability related to unrecognized tax benefits included accrued interest of approximately $0.2 million, $0.3 million, $0.3 million at January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The liability related to unrecognized tax benefits included accrued penalties of approximately $0.2 million, $0.2 million and $0.7 million at January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Interest included in income tax provision in the Company's consolidated statement of operations was less than $0.1 million for the year ended January 3, 2010 and $0.1 million for both years ending December 28, 2008 and December 30, 2007. No penalties were recorded to the income tax provision for the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

        The Company is currently under audit by several tax authorities. Based on the expected timing of the resolution and/or closure of these audits, the Company anticipates that the issues related to $2.8 million of the unrecognized tax benefits for positions existing at January 3, 2010 will be resolved during the fiscal year ending January 2, 2011.

        The Company is subject to United States federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2006 through 2008, and the statutes of limitation in state jurisdictions remain open in general from tax years 2005 through 2008. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2008. Based upon the number of tax years currently under audit by the relevant tax authorities, the Company anticipates that some of these audits may be finalized in the foreseeable future. However, based upon the status of these examinations, and the protocol of finalizing audits by the relevant tax authorities, we cannot reasonably estimate the impact of any amount of changes resulting there from in the next 12 months to previously recorded uncertain tax positions. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

NOTE 18. EARNINGS (LOSS) PER SHARE (EPS)

        The following is a reconciliation of the EPS data (in millions, except per share data):

	Year Ended
	January 3, 2010			December 28, 2008			December 30, 2007
	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net loss attributable to common stockholders	$(65.5)			$(17.5)			$(36.4)
Basic and Diluted shares outstanding		88.1			87.6			87.1

Basic and Diluted loss per share	$(65.5)	88.1	$(0.74)	$(17.5)	87.6	$(0.20)	$(36.4)	87.1	$(0.42)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, non-vested share units, convertible notes, convertible preferred stock, and stock warrants) outstanding during the periods using the treasury stock and

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

if-converted methods. Due to the Company's net loss in each of the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share.

        Using the treasury stock method, had the Company been in a net income position for the respective periods, the weighted average common share equivalents of approximately 1.6 million, 0.2 million and 0.8 million which were outstanding during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the years ending January 3, 2010, December 28, 2008 and December 30, 2007 were 9.3 million, 8.9 million, and 7.2 million, respectively.

        The Company has excluded its convertible securities from the diluted earnings per share computation using the if-converted method as the effect would be antidilutive. The weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the year ended January 3, 2010 would be anti-dilutive was 30.0 million shares. The weighted average common share equivalents outstanding related to the convertible debt for the year ended December 28, 2008 was 12.9 million. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the year ended January 3, 2010 would be anti-dilutive was 11.3 million shares.

NOTE 19. RELATED PARTY TRANSACTIONS

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated balance sheet as other assets under the equity method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during the first fiscal quarter of 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with approximately $1.5 million related to the Company's share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statement of operations. During the year ended January 3, 2010, the Company recorded $0.6 million related to the Company's equity share in the earnings of the joint venture.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND DECEMBER 30, 2007

        No revenue was recognized related to the joint venture during the years ended January 3, 2010, December 28, 2008 and December 30, 2007. The Company paid $15.8 million, $18.1 million, and $7.9 million for inventory purchased from the joint venture during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. At January 3, 2010 and December 28, 2008, the Company owed the joint venture approximately $2.7 million and $12.0 million, respectively.

        On March 6, 2008, the Company extended the maturity date of the PWER Bridge Note to April 30, 2010 pursuant to the terms of an Amended and Restated Loan Agreement. During the quarter ended March 30, 2008 and in connection with obtaining the extension, the Company paid PWER Bridge a loan extension fee of $0.5 million, equal to 1% of the outstanding amount of the PWER Bridge Note. The Company recorded approximately $2.7 million and $5.7 million of interest expense in its consolidated statement of operations related to PWER Bridge, LLC during the years ended December 28, 2008 and December 30, 2007, respectively. During the year ended December 28, 2008, the Company used proceeds received from the issuance of 8% Senior Secured Convertible Notes to repay PWER Bridge, LLC the principal balance of $50 million and interest accrued.

        PWER Bridge is 100% owned by Warren A. Stephens, who owned approximately 6.8% of the Company's outstanding common stock as reported on Schedule 13D filed February 16, 2010. Mr. Stephens also owns 100% of Stephens Insurance. The Company paid Stephens Insurance approximately $0.2 million for insurance brokerage services provided during the year ended January 3, 2010 and $0.2 million during the years ended December 28, 2008, and December 30, 2007.

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

        Related party transactions are disclosed in the Company's filings with the Securities Exchange Commission as and when required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. Regardless of any reporting or disclosure obligation pursuant to applicable laws and regulations, all transactions with related parties are disclosed to the Audit Committee and material transactions with related parties are disclosed to the Board of Directors. During the fiscal year ended January 3, 2010 no transactions were required to be reported under Item 404(a) of Regulation S-K that were not subject to the Company's written policies and procedures or with respect to which the policies and procedures were not followed.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2009 AND 2008 QUARTERS (Unaudited)

(In millions, except per share data)

	2009 Quarters Ended
	Mar. 29(2)	Jun. 28(3)	Sept. 27	Jan. 3 2010
Net sales	$97.8	$91.2	$100.1	$142.5
Gross profit	13.9	18.1	23.2	41.1
Income (loss) from operations	(65.4)	(7.0)	0.1	14.0
Net income (loss)	(61.2)	(6.3)	(2.0)	6.2
Diluted earnings (loss) per share	(0.70)	(0.08)	(0.03)	0.05

	2008 Quarters Ended
	Mar. 30	Jun. 29	Sept. 28	Dec. 28(1)
Net sales	$117.8	$149.3	$140.1	$130.3
Gross profit	21.3	30.6	29.9	28.8
Income (loss) from operations	(11.8)	(0.6)	0.1	(0.1)
Net income (loss)	(13.6)	(3.9)	(1.7)	1.7
Diluted earnings (loss) per share	(0.16)	(0.04)	(0.02)	0.02

(1)
During the fourth quarter of 2008, we recorded a net gain of $3.9 million from the repurchase and retirement of outstanding convertible debt.

(2)
During the first quarter of 2009, we recorded a goodwill impairment charge of $57.0 million and a net gain of $3.1 million from the repurchase and retirement of outstanding convertible debt.

(3)
During the second quarter of 2009, we recorded a net gain of $5.3 million from the repurchase and retirement of outstanding convertible debt.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED JANUARY 3, 2010, DECEMBER 28, 2008, AND

DECEMBER 30, 2007

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions(2)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended
January 3, 2010	$5.3	$0.8	$(2.3)	$0.1	$3.9
December 28, 2008	5.5	1.3	(1.2)	(0.3)	5.3
December 30, 2007	6.9	0.1	(1.9)	0.4	5.5
Accrued sales discounts and returns:
Year ended
January 3, 2010	$1.4	$9.1	$(8.7)	$—	$1.8
December 28, 2008	1.3	9.8	(9.7)	—	1.4
December 30, 2007	1.9	8.9	(9.5)	—	1.3
Deferred tax asset valuation allowance:
Year ended
January 3, 2010	$143.4	$9.3	$(15.0)	$3.0	$140.7
December 28, 2008	151.6	6.8	(10.9)	(4.1)	143.4
December 30, 2007	134.5	14.9	(0.1)	2.3	151.6

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

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
3.1(a)	Restated Certificate of Incorporation of the Company
3.2(b)	Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on August 31, 2000
3.3(c)	Certificate of Amendment to the Restated Certificate of Incorporation of Power-One, Inc., filed with the Secretary of State of the State of Delaware on May 16, 2005
3.4(d)	Amended and Restated Bylaws of the Company dated July 21, 2009
4.1(a)	Specimen Common Stock Certificate
4.2(f)
Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate
4.3 (s)
Amended and Restated Rights Agreement, dated as of April 23, 2009, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as an exhibit thereto the Form of Rights Certificate
4.4(g)	Certificate of Designation of Junior Participating Preferred Stock of Power-One, Inc.
4.5(p)	Indenture dated as of June 17, 2008, between Power-One, Inc., and The Bank of New York Trust Company, N.A., as Trustee
4.6(p)	Form of 8% Senior Secured Convertible Note due 2013
4.7(n)	Form of Warrant to purchase up to 2,000,000 shares of common stock of Power-One, Inc.
4.8(i)	Form of Warrant to purchase up to 8,628.941 shares of common stock of Power-One, Inc.
4.9(i)	Form of Warrant to purchase up to 71,059 shares of common stock of Power-One, Inc.
4.10(i)	Indenture dated as of May 8, 2009, between Power-One, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.11(i)	Supplemental Indenture dated as of May 8, 2009, between Power-One, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.12(i)	Certificate of Designation of Series A Convertible Preferred Stock of Power-One, Inc.
4.13(i)	Certificate of Designation of Series B Junior Participating Convertible Preferred Stock of Power-One, Inc.
4.14(i)	Certificate of Designation of Series C Junior Participating Convertible Preferred Stock of Power-One, Inc.
10.1(e)	Form of Indemnification Agreement between the Company and its directors
10.2(h)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(j)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.4(k)	Power-One 2004 Stock Incentive Plan, dated May 4, 2004

Description
10.5(u)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for new non-employee director
10.6(u)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for continued service as a non-employee director
10.7(u)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for employee award
10.8(o)	Power-One, Inc. 2004 Stock Incentive Plan, as amended
10.9(l)	Senior Executive Change in Control Agreement
10.10(l)	Executive Change in Control Agreement
10.11(m)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson
10.123(m)	Stock Unit Award Agreement for Richard J. Thompson, dated as of February 18, 2008
10.13(m)	Notice of Grant of Stock Option and Terms and Conditions of Richard J. Thompson Stock Option, dated as of February 18, 2008
10.14(m)	Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Richard J. Thompson Stock Appreciation Rights, dated as of February 18, 2008
1015(n)	Warrant Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge LLC
10.16(n)	Registration Rights Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC
10.17(p)	Purchase Agreement dated as of June 12, 2008 between Power-One, Inc., and Lehman Brothers, Inc., as initial purchaser of the 8% Senior Secured Convertible Notes
10.18(p)	Pledge and Security Agreement dated as of June 17, 2008 among Power-One, Inc. and its subsidiaries named therein and The Bank of New York Trust Company, N.A., as collateral agent.
10.19(q)	Employment Letter, dated as of July 31, 2008, between Power-One, Inc. and Linda C. Heller
10.20(r)	Employment Offer Letter effective as of September 29, 2008, between the Company and Neil Dial
10.21(r)	Notice of Grant of Stock Option and Terms and Conditions of Neil Dial Stock Option, dated as of September 29, 2008
10.228(s)	Securities Purchase Agreement between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru, L.P. dated April 23, 2009
10.23(i)	Registration Rights Agreement dated as of May 8, 2009 between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru L.P.
10.24(i)
First Amendment to Pledge and Security Agreement among Power-One, Inc. and its subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. as collateral agent dated as of May 8, 2009
10.25(e)	Form of Indemnification Agreement between the Company and its executive officers and certain other officers

Description
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(a)
Previously filed as an exhibit to the Registration Statement on Form S-1 of Power-One, Inc., as amended, filed on September 12, 1997.

(b)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period ended October 1, 2000.

(c)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 21, 2005.

(d)
Previously filed as an exhibit to the Current Report on Form 8-K filed on July 23, 2009.

(e)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 28, 2009.

(f)
Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc. filed on August 9, 2000.

(g)
Previously filed as an exhibit to the Current Report on Form 8-K filed on August 9, 2000.

(h)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001.

(i)
Previously filed as an exhibit to the Current Report on Form 8-K filed on May 8, 2009.

(j)
Previously filed as an exhibit to the Registration Statement on Form S-8 filed on September 28, 2001.

(k)
Previously filed as an appendix to the Proxy Statement filed March 26, 2004.

(l)
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

(r)
Previously filed as an exhibit to the Current Report on Form 8-K filed on October 1, 2008.

(s)
Previously filed as an exhibit to the Current Report on Form 8-K filed on April 28, 2009.

(t)
Previously filed as an exhibit to the Current Report on Form 8-A12G/A filed on April 27, 2009.

(u)
Previously filed as an exhibit to the quarterly report on Form 10Q filed March 31, 2006.