Form 10-Q
period 2010-04-04
POWER ONE INC
filed 2010-05-12
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 4, 2010
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

         As of May 7, 2010, 88,401,309 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
NET SALES	$152,377	$97,840
COST OF GOODS SOLD	106,649	83,975

GROSS PROFIT	45,728	13,865
EXPENSES:
Selling, general and administrative	14,974	13,186
Research and development	8,378	7,508
Amortization of intangible assets	377	402
Restructuring costs	929	1,131
Goodwill impairment	—	56,999

Total expenses	24,658	79,226

INCOME (LOSS) FROM OPERATIONS	21,070	(65,361)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	—	205
Interest expense	(2,019)	(2,125)
Gain (loss) on extinguishment of debt	(5,658)	3,100
Other income (expense), net	800	2,014

Total interest and other income (expense), net	(6,877)	3,194

INCOME (LOSS) BEFORE INCOME TAXES	14,193	(62,167)
PROVISION (BENEFIT) FOR INCOME TAXES	9,700	(852)

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	4,493	(61,315)
EQUITY IN EARNINGS OF JOINT VENTURE	108	141

NET INCOME (LOSS)	$4,601	$(61,174)

PREFERRED STOCK DIVIDEND AND ACCRETION	851	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$3,750	$(61,174)

BASIC EARNINGS (LOSS) PER SHARE	$0.04	$(0.70)

DILUTED EARNINGS (LOSS) PER SHARE	$0.04	$(0.70)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	88,300	87,865

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	95,562	87,865

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	April 4, 2010	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101,114	$89,553
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,773 at April 4, 2010; $3,946 at January 3, 2010	120,669	119,783
Other	2,583	2,763
Inventories	77,380	73,173
Prepaid expenses and other current assets	10,821	10,612

Total current assets	312,567	295,884
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $90,265 at April 4, 2010; $88,218 at January 3, 2010	47,312	48,906
OTHER INTANGIBLE ASSETS, net	17,868	18,602
OTHER ASSETS	8,141	7,943

TOTAL	$385,888	$371,335

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$—	$504
Accounts payable	101,387	89,074
Restructuring reserve	6,647	6,866
Long-term debt, current portion	1,257	1,269
Other accrued expenses	42,891	38,080

Total current liabilities	152,182	135,793
LONG-TERM DEBT, net of current portion	73,174	78,146
OTHER LIABILITIES	19,700	16,281

Total liabilities	245,056	230,220
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at April 4, 2010 and January 3, 2010; liquidation preference $1,000 per share plus accumulated dividends.	18,793	18,533
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 88,370 and 88,239 shares issued and outstanding at April 4, 2010 and January 3, 2010 respectively	88	88
Additional paid-in capital	620,237	620,261
Accumulated other comprehensive income	34,147	39,267
Accumulated deficit	(532,433)	(537,034)

Total stockholders' equity	122,039	122,582

TOTAL	$385,888	$371,335

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,601	$(61,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,967	3,846
Undistributed earnings of joint venture	(108)	(141)
Goodwill impairment	—	56,999
Change in fair value of derivative liability	(150)	—
Stock compensation	874	583
Foreign exchange gain	(1,273)	(3,720)
Net (gain) loss on debt extinguishment	5,658	(3,100)
Net loss on disposal of property and equipment	—	17
Changes in operating assets and liabilities:
Accounts receivable, net	(4,950)	25,104
Inventories	(5,932)	10,945
Prepaid expenses and other current assets	(737)	118
Accounts payable	15,914	(18,732)
Other accrued expenses	8,796	(858)
Restructuring reserve	(220)	(967)
Other liabilities	1,509	(1,785)

Net cash provided by operating activities	28,949	7,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(4,186)	(959)
Proceeds from sale of property and equipment	—	6
Other assets	(549)	(190)

Net cash used in investing activities	(4,735)	(1,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	(486)	(3,089)
Repayments of borrowings on long-term debt	(10,218)	(3,979)
Issuance of common stock, net of tax withholding obligations	(48)	(18)
Dividends paid	(1,181)	—

Net cash used in financing activities	(11,933)	(7,086)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(720)	1,084

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,561	(10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,553	28,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,114	$28,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$828	$2,003
Income taxes	$90	$205

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During both quarters ended April 4, 2010 and March 29, 2009, the Company recorded approximately $0.1 million in "Equity in earnings of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings from the joint venture for which it holds a minority interest.

        During the quarter ended April 4, 2010, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million related to the extinguishment of debt in its consolidated condensed statements of operations. During the quarter ended March 29, 2009, the company paid $3.6 million plus accrued interest to repurchase and extinguish $7 million of its 8% Senior Secured Convertible Notes, and recorded a net gain of $3.1 million related to the extinguishment of debt in its consolidated condensed statements of operations.

        During the quarters ended April 4, 2010 and March 29, 2009, an additional $0.9 million and $0.6 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
NET INCOME (LOSS)	$4,601	$(61,174)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(5,120)	(7,362)

COMPREHENSIVE LOSS	$(519)	$(68,536)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2010. The operating results for the period ended April 4, 2010 are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 2, 2011 or for future periods.

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

        The balance sheet at January 3, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.'s ("the Company") Form 10-K for the year ended January 3, 2010.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month periods ended April 4, 2010 and March 29, 2009 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance in the current quarter with no impact to the consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

        In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations upon adoption.

NOTE 3—FAIR VALUE FINANCIAL INSTRUMENTS

        The Company adopted ASC 820, "Fair Value Measurements and Disclosures" on December 31, 2007 for financial assets and liabilities and December 29, 2008 for non-financial assets and non-financial liabilities. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three levels as follows:

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

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Embedded Put Options (at January 3, 2010)	$0.7
Change in fair value of derivative liability	(0.2)

Embedded Put Options (at April 4, 2010)	$0.5

        The fair value of the Embedded Put Options was determined using the Binomial model using, stock price of $4.16, volatility factor of 76%, risk-free interest rate of 2.2%, contractual term of 4 years and a probability factor of 9.5%. During the quarter ended April 4, 2010, the Company recorded an unrealized gain of $0.2 million as other income in the consolidated statement of operations resulting from the change in fair value of the embedded put option.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—FAIR VALUE FINANCIAL INSTRUMENTS (Continued)

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

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 15% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using an adjusted stock price of $4.16, a volatility factor of 76%, a risk free interest rate of 2.2%, coupon rates of 6%, 8% and 10% and a contractual life of 4 years.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 15% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using an adjusted stock price of $4.16, a volatility factor of 76%, a risk free interest rate of 2.2%, a dividend yield factor of 10% and a contractual life of 4 years.

  •
  The secured notes payable have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

	April 4, 2010		January 3, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8% Senior Secured Convertible Notes, due 2013	$74.6	$34.3	$84.6	$38.8
Senior Convertible Notes, due 2019	106.1	35.8	94.5	35.7
Redeemable Convertible Preferred Stock	67.2	18.8	60.4	18.5
Credit facilities, secured note payable and installment notes	4.4	4.4	5.4	5.4

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $1.8 million and $1.7 million at April 4, 2010 and January 3, 2010, respectively. During the three months ended April 4, 2010 and March 29, 2009, the Company recorded equity in earnings in joint venture of approximately $0.1 million, in its consolidated condensed statements of operations. See Note 15.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	April 4, 2010	January 3, 2010
Raw materials	$51.5	$45.6
Subassemblies-in-process	4.9	4.8
Finished goods	21.0	22.8

	$77.4	$73.2

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the quarters ended April 4, 2010 and March 29, 2009 the Company wrote off approximately $2.2 million and $5.9 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	April 4, 2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	3.8	1.8	13
Customer relationships	5.6	2.7	2.9	7
Other	6.4	4.6	1.8	17

Subtotal	17.6	11.1	6.5	13

Total	$29.0	$11.1	$17.9

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

	January 3, 2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.8	3.7	2.1	13
Customer relationships	5.9	2.7	3.2	7
Other	6.5	4.6	1.9	17

Subtotal	18.2	11.0	7.2	12

Total	$29.6	$11.0	$18.6

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the first quarter of fiscal 2009, the Company tested its goodwill for impairment in accordance with ASC 350-20 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated condensed statements of operations during the quarter ended March 29, 2009.

        Total amortization expense for each quarter ended April 4, 2010 and March 29, 2009 was $0.5 million. Of the $0.5 million of expense recorded during each of the periods, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2010 through 2014 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2010 (nine months)	$1.3
2011	1.5
2012	1.3
2013	1.2
2014	0.5

Total	$5.8

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities was approximately $21.8 million at April 4, 2010. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At April 4, 2010, no amounts were outstanding on the credit facilities, and $2.9 million was committed to guarantee letters of credit. After consideration of these commitments, $18.9 million of additional borrowing capacity was available to the Company as of April 4, 2010. The revolving credit agreements do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	April 4, 2010	January 3, 2010
Income taxes payable	$17.9	$12.0
Accrued payroll and related expenses	7.4	7.6
Accrued warranties	4.6	4.1
Accrued bonuses	2.6	2.9
Other accrued expenses	10.4	11.5

	$42.9	$38.1

NOTE 9—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the three months ended April 4, 2010 and March 29, 2009 is presented below, (in millions):

	April 4, 2010	March 29, 2009
Beginning balance	$4.1	$4.0
Charges and costs accrued	1.5	0.8
Less repair costs incurred	(0.9)	(0.6)
Change due to foreign currency	(0.1)	(0.1)

Ending balance	$4.6	$4.1

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—RESTRUCTURING COSTS

        A summary of the restructuring activity during the three months ended April 4, 2010 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at January 3, 2010	$5.1	$1.8	$6.9
Restructuring charges	—	0.9	0.9
Applications of reserve	(0.1)	(1.1)	(1.2)

Balance at April 4, 2010	$5.0	$1.6	$6.6

        During the second quarter of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. The plan to close the plant is expected to be completed by the end of June 2010. The Company expects to record additional severance and other related charges of $2 to $3 million during the second quarter of fiscal 2010. The Company anticipates that it will incur future cash expenditures of approximately $6 million for severance for terminated employees and approximately $4 million for other costs associated with the facility closure. The Company has also accelerated depreciation on certain assets related to the Dominican Republic closure and has evaluated the recoverability of its inventory based on its closure plan. The Company believes it has appropriately determined any excess and obsolete inventory in the Dominican Republic based on historical and projected usage; however, the ultimate disposition of inventory after transfers and last time buys in connection with the closure of the facility could result in additional inventory charges.

        During the three months ended April 4, 2010 and March 29, 2009, the Company recorded pre-tax restructuring charges of $0.9 million and $1.1 million, respectively, in accordance with ASC 420 and ASC 712, as applicable.

        In connection with the Dominican Republic facility closure, the Company has recorded $1.0 million of inventory charges and $0.8 million of accelerated depreciation as part of cost of goods sold in the consolidated condensed statements of operations for the three months ended April 4, 2010.

        Liabilities established previously in connection with restructurings of the Company's North American operations are expected to be paid over the life of the leases, which extend into 2011 and 2014. All restructuring charges have been or will be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	April 4, 2010	January 3, 2010
Senior Convertible Notes, due 2019	$35.8	$35.7
8% Senior Secured Convertible Notes, due 2013	34.3	38.8
Secured note payable	4.1	4.6
2% Installment notes, due 2011	0.3	0.3

Total long-term debt	74.5	79.4
Less current portion	1.3	1.3

Total long-term debt, less current portion	$73.2	$78.1

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company. As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes). The principal sum of the New Notes is due on May 8, 2019; however, the notes are redeemable at the option of the holder after five years from issuance and annually thereafter. Interest relating to the notes will be paid semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter, beginning November 8, 2009. The New Notes will be convertible into Power-One common stock at a conversion price of $1.35. The conversion price is subject to adjustment under certain circumstances. There are no financial covenants relating to the New Notes; however, there are certain restrictions that limit the sale of assets, and the incurrence of liens and debt.

        The Company's 8% Senior Secured Convertible Notes, due 2013 ("8% Notes"), are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year, beginning September 30, 2008. The 8% Notes will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share), subject to certain adjustments set forth therein. The Company has the right to redeem some or all of the 8% Notes on or after June 17, 2010, if the closing price of the Common Stock as reported on The Nasdaq Global Market exceeds for twenty (20) or more trading days out of a thirty (30) consecutive trading day period, 175% of the conversion price of the 8% Notes. The redemption price will be equal to 100% of the principal amount of the 8% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, and the present value of all remaining interest on the 8% Notes through and including the maturity date. During the three months ended April 4, 2010 and March 29, 2009, the Company used $10.0 million net cash to repurchase and extinguish $4.5 million of the 8% Notes and $3.5 million net cash to repurchase and extinguish $7.0 million of the 8% Notes,

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

respectively. The Company recorded a net loss on extinguishment of debt of $5.7 million and a net gain on extinguishment of debt of $3.1 million for the three months ended April 4, 2010 and March 29, 2009, respectively.

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at April 4, 2010 and January 3, 2010 related to the installment notes were $0.3 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this secured note payable agreement were $4.1 million and $4.6 million at April 4, 2010 and January 3, 2010 and bore interest at the EURIBOR plus one and one-half percent (2.3% at April 4, 2010). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity.

        At April 4, 2010 and January 3, 2010, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at April 4, 2010 are as follows (in millions):

Year Ending December 31,
2010 (nine months)	$1.3
2011	0.9
2012	1.1
2013	35.3
2014	—
2015 and thereafter	36.4

Total	$75.0

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit on August 6, 2008. Oral argument was heard on December 9, 2009 and the Court issued its ruling on March 30, 2010, affirming the jury's earlier decision in favor of Power-One. On April 9, 2010, the parties entered into a licensing agreement for the Company's digital power technology, the execution of which also settled the Astec America, Inc., v. Power-One, Inc. litigation discussed below. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action sought a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One filed a motion to dismiss, seeking to avoid a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings were stayed pending resolution of the appeal in the Power-One, Inc. v. Artesyn Technologies, Inc. matter. On April 16, 2010 an Order Granting Joint Stipulation of Dismissal (with prejudice) was entered by the Court.

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Proceedings are in the discovery stage. The claim construction hearing is scheduled for July 7, 2010 and trial is scheduled to begin December 6, 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Executive Vice President in charge of Magnetek, Inc.'s Power Electronics Group and the Managing Director of its Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between himself and Magnetek, Inc. The Company is a party to the lawsuit due to its acquisition of the stock of Magnetek's Italian subsidiary in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss on technical grounds certain of Mr. Canova's claims for monetary damages arising from his alleged unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power-One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony. The parties filed their final briefs on April 30, 2010. The final hearing is scheduled for May 28, 2010. On April 26, 2010, the parties were advised that a new judge had been assigned to preside over the final hearing.

        The Company accounts for unrecognized tax positions under ASC 740, "Income Taxes." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $3.7 million at April 4, 2010 and includes $0.4 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the three months ended March 29, 2009, the Company reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The Company is currently under routine audits by certain tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at April 4, 2010 and whether such uncertain income tax positions will significantly increase or decrease prior to January 2, 2011; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

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

	Three Months Ended
	April 4, 2010	March 29, 2009
Non-vested share units granted, in millions	0.1	0.1
Weighted average grant date fair value of non-vested share units	$3.69	$0.78
Stock compensation expense related to non-vested share units, in millions	$0.7	$0.5

        No stock options or stock appreciation rights were granted by the Company during the quarters ended April 4, 2010 and March 29, 2009. The Company recorded stock compensation expense of approximately $0.2 million and $0.1 million related to stock options during the quarters ended April 4, 2010 and March 29, 2009, respectively.

NOTE 14—EARNINGS (LOSS) PER SHARE (EPS)

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended
	April 4, 2010			March 29, 2009
	Income	Average Shares	Per Share	(Loss)	Average Shares	Per Share
Net income (loss)	$4.6			$(61.2)
Less: Preferred Stock Dividends	(0.6)
Less: Preferred Stock Accretion	(0.2)

Net income (loss) attributable to common stockholders	3.8			(61.2)
Basic EPS:
Shares Outstanding		88.3			87.9

Basic EPS	3.8	88.3	$0.04	(61.2)	87.9	$(0.70)

Dilutive Securities:
Warrants		5.8
Stock Awards and Options		1.5

Diluted EPS	$3.8	95.6	$0.04	$(61.2)	87.9	$(0.70)

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding and diluted earnings per share are computed based upon the weighted average number of common shares outstanding and dilutive common share equivalents (consisting of incentive stock options, non-qualified stock options, non-vested share units, convertible notes, convertible

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—EARNINGS (LOSS) PER SHARE (EPS) (Continued)

preferred stock, and stock warrants) outstanding during the periods using the treasury stock and if-converted methods.

        Due to the Company's net loss in the three-month period ended March 29, 2009, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share. Using the treasury stock method, had the Company been in a net income position for the three-month period ended March 29, 2009, the weighted average common share equivalents of approximately 0.1 million which were outstanding, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended April 4, 2010 and March 29, 2009 were 2.5 million and 7.9 million, respectively.

        Using the if-converted method, the Company has excluded its convertible securities from the diluted earnings per share computation as the effect would be antidilutive. The weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share would be anti-dilutive for the three-month periods ended April 4, 2010, and March 29, 2009 were 46.3 million and 19.2 million shares, respectively. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share would be anti-dilutive for the three-month period ended April 4, 2010 were 17.5 million shares.

NOTE 15—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. The Company recorded $0.1 million during each of the quarters ended April 4, 2010 and March 29, 2009, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters ended April 4, 2010 or March 29, 2009.

        The Company paid $2.1 million and $7.0 million for inventory purchased from the joint venture during the quarters ended April 4, 2010 and March 29, 2009, respectively. At April 4, 2010, the Company owed the joint venture approximately $2.5 million.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 3, 2010 filed with the SEC, and all of our other filings, including our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "expect," "anticipate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I. Item 1A. of our 2009 Form 10-K together with further risks discussed in Part II. Item 1A. Risk Factors of this Form 10-Q.

Introduction

Overview

        We are a leading designer and manufacturer of energy-efficient power conversion and power management solutions used in computer servers, data storage, networking, telecommunications and industrial applications. Additionally we offer inverters and accessories to the renewable energy market place that includes both wind and photovoltaic applications. We sell our products to original equipment manufacturers ("OEM"), engineering procurement and construction ("EPC"), distributors and service providers. Our products convert, process and manage electrical energy, in both alternating current ("AC") and direct current ("DC") form, to the high levels of quality, reliability and precision required by our customers. In the renewable energy market, we sell a broad product line of high-efficiency inverters that provide our customers with uptime, reliability and ease-of-installation. We are engaged in the design and production of the following products:

  •
  Inverters for Renewable Energy ("RE") products that convert photovoltaic (solar) or wind energy (DC) into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 2 kW up to 2.5 MW;

  •
  AC/DC power supplies that convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply, and we provide a broad range of supplies that power a wide variety of OEM equipment;

  •
  DC power systems that are used by communications and Internet service providers to power their equipment, and are used as backup power for large communications infrastructure equipment;

  •
  DC/DC converters that modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment. Our DC/DC converters include high-density and low-density "brick" converters that are generally used to control power on communications printed circuit boards and also include Point-of-Load

    ("POL") converters that power devices within an Intermediate Bus Architecture as well as in other applications; and

  •
  Additional products that include digital control products for motors and a variety of other application-specific specialty power products.

Our Operating Environment

        We are focused on improving our operational and financial performance. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals, we will continue to drive long-term growth, increase profitability, and strengthen our balance sheet.

        Our top strategic objective is to grow our market share in both the renewable energy and power conversion markets, while expanding profitability. Our initiative is to grow revenue by geographic expansion and new product offerings. To support this objective, we have launched new product introductions and will continue to invest in our go-to-market strategy by expanding the sales and service teams, expanding research and development ("R&D") and investing in new market-leading technologies. To aid our expansion of R&D, we expect to increase the number of engineers by approximately 25% over the next year. In addition, we are investing in our supply chain and manufacturing capacity. We have expanded our capacity in our European plants and are adding production capacity in the United States and Canada to meet the increased demand of the renewable energy market.

        As part of our initiative to increase profitability, we are improving gross margin by driving manufacturing efficiencies and focusing our supply chain on targeting cost reductions. While our supply chain actively manages component costs, it also manages component shortages that we are currently addressing in both the renewable energy and power conversion product lines, and actively works to mitigate any negative impacts that these shortages may have on meeting our customer demand.

        Lastly, we are continuing our initiatives to strengthen our balance sheet and improve our working capital performance. In an effort to reduce dilution, we repurchased $4.5 million in face value of the 8% senior secured convertible notes due 2013 during the first quarter of fiscal 2010, which resulted in a net loss of $5.7 million.

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

Results of Operations

        During the first quarter of fiscal 2010, demand in the renewable energy market continued to increase at a rapid rate. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our continued focus on geographic expansion further into Europe and into North America and Asia. In addition to increased revenue and order backlog, we have also increased our market share and outpaced the overall market growth in the renewable energy sector.

        Net Sales.    Net sales increased $54.6 million, or 56%, to $152.4 million for the first quarter of fiscal 2010 from $97.8 million for the first quarter of fiscal 2009. The increase in sales primarily related to the increased demand in the renewable energy market as sales continued to increase in Europe and as sales of our inverters expanded into Asia and Australia. The increase in sales of renewable energy products in the European market was partially due to pull-in demand from German customers as a result of speculation that feed-in-tariffs in that region would decrease during the second half of 2010.

        Net sales by customer category were as follows, in millions:

	Three Months Ended
	April 4, 2010		March 29, 2009
OEMs	$92.8	61%	$70.8	72%
Distributors	58.4	38%	25.2	26%
Service providers	1.2	1%	1.8	2%

Total	$152.4	100%	$97.8	100%

        No customer exceeded 10% of net sales during either of the quarters ended April 4, 2010 or March 29, 2009.

        We define our end-markets based on the customers we serve. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the quarters ended April 4, 2010 and March 29, 2009 by end-markets were as follows:

	Three Months Ended
	April 4, 2010	March 29, 2009
Renewable Energy	54%	13%
Network and Telecom Equipment	18%	32%
Computer and Office Equipment	13%	23%
Industrial Equipment	12%	24%
Other	3%	8%

Total	100%	100%

        The Company's combined quarter-end 180-day and 90-day backlog were as follows, in millions:

	April 4, 2010	January 3, 2010
Combined 180-day backlog	$398.1	$186.5
Combined 90-day backlog	$205.2	$121.1

        The increase in 180-day and 90-day backlog at April 4, 2010 was due to strengthened demand during the quarter in both the renewable energy and power conversion markets with significant growth in the renewable energy sector. Bookings increased to $452.8 million, or 489%, during the quarter ended April 4, 2010 from $76.9 million booked during the same period of 2009. While overall order volume has increased, we believe that a portion of the increase related to inventory replenishment versus demand expansion.

        We generally sell our products pursuant to purchase orders rather than long-term contracts. 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 30 days prior to delivery (up to 60 days prior to delivery without penalty). In addition, a significant portion of our revenues is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Our bookings were not significantly impacted by any new Vendor Managed Inventory ("VMI") programs during the quarter ended April 4, 2010. Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

  Gross Profit.

	Three Months Ended
	April 4, 2010	March 29, 2009
Gross profit, in millions	$45.7	$13.9
Gross profit margin	30.0%	14.2%

        Gross profit for the first quarter of fiscal 2010 was $45.7 million compared with a gross profit of $13.9 million in the first quarter of fiscal 2009. As a percentage of net sales, gross margin increased to 30.0% for the first quarter of fiscal 2010 from a gross margin of 14.2% for the same period in 2009. Gross margin for the first quarter of fiscal 2010 was affected by the following factors:

  •
  The increase in gross margin primarily related to the increased sales volume of products into the renewable energy market. Gross margin increased by approximately 9 margin points in connection with the increase in sales volume of approximately 56%. Product mix also improved during the first quarter of 2010 as compared with the same period of 2009 favorably impacting the gross margin by approximately 6 margin points.

  •
  In addition, we recorded inventory charges of approximately $2.2 million during the first quarter of fiscal 2010 as compared with inventory charges of $5.9 million recorded during the first quarter of fiscal 2009, the reduction of which contributed approximately 2 margin points to the increase in gross margin between periods.

  •
  Partially offsetting the positive impacts to the gross margin were unfavorable impacts related to increased factory spend, including fees associated with expediting material to minimize the negative impacts of component shortages on production.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $1.8 million, or 14%, to $15.0 million for the first quarter of fiscal 2010 from $13.2 million for the same period in 2009. As a percentage of net sales, selling, general and administrative expense decreased to 10% for the first quarter of fiscal 2010 from 13% for the first quarter of fiscal 2009.

        Selling expense increased $1.2 million, or 21%, to $7.0 million for the first quarter of 2010 from $5.8 million for the same period in 2009. The increase in selling expense was primarily related to increased sales bonuses and commissions of $0.7 million associated with the higher revenue levels achieved during the first quarter of 2010. Increases of approximately $0.3 million related to foreign currency fluctuations as the functional currencies at certain of our foreign locations strengthened against the US Dollar during the first quarter of 2010 as compared with the same period of 2009. In addition, selling expense increased as a result of our investment in the expansion of the sales and service teams to support our initiative to grow market share and revenue.

        General and administrative expense increased $0.6 million, or 8%, to $8.0 million for the first quarter of 2010 from $7.4 million for the same period in 2009. The increase in general and administrative expense is primarily a result of an increase in fixed costs to support the increased revenue growth as well as a result of functional currencies at our foreign locations strengthening against the US Dollar during the first quarter of 2010 as compared with the same period of 2009.

        Research and Development.    Research and development increased by $0.9 million, or 12%, to $8.4 million for the first quarter of fiscal 2010 from $7.5 million in the first quarter of fiscal 2009. As a percentage of net sales, research and development decreased to 6% during the first quarter of 2010 from 8% during the same period of 2009. The increase in research and development was primarily due to our investment in new product introductions and expansion of research and development efforts during the first quarter of 2010 as compared with the same period in 2009. Research and development also increased as a result of foreign currency fluctuations between periods.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.4 million for both quarters ended April 4, 2010 and March 29, 2009.

        Restructuring Charge.    During the first quarters of fiscal 2010 and 2009, we recorded pre-tax restructuring charges of $0.9 million and $1.1 million, respectively, in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. Under ASC 420, we record employee one-time termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required, we record contract termination costs when a contract is terminated or ceases to provide economic benefit to the Company, and we record other associated restructuring costs in connection with the consolidation or closure of our facilities when the liability is incurred. In accordance with the guidance provided under ASC 712, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable.

        During fiscal 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. The plan is expected to be completed by the end of the first half 2010. Through implementation of this action, we have (i) realigned global manufacturing and sourcing; (ii) improved operational performance; (iii) increased efficiencies in the supply chain and manufacturing process and (iv) improved our ability to respond to customer requirements in a cost effective manner.

        During the first quarter of fiscal 2010, we recorded approximately $0.9 million related to facility closure costs. During the first quarter of fiscal 2009, we recorded approximately $1.1 million related to severance payments for a reduction in headcount of approximately 1,000 factory employees worldwide.

        Goodwill Impairment.    In accordance with ASC 350 "Intangibles—Goodwill and Other," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in our market capitalization during the first quarter of fiscal 2009, we tested our goodwill for impairment and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated condensed statements of operations for the first quarter of fiscal 2009.

        Income (Loss) from Operations.    As a result of the items above, income from operations was $21.1 million for the first quarter of fiscal 2010 compared with a loss from operations of $65.4 million for the first quarter of fiscal 2009.

        Interest Income (Expense), Net.    Net interest expense was approximately $2.0 million for the first quarter of fiscal 2010, compared with net interest expense of approximately $1.9 million for the comparable period in 2009. The net interest expense recorded during the first quarter of 2010 related to an average of approximately $34 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, as well as interest related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, and interest related to credit facilities and long-term debt obligations at certain foreign locations. The net interest expense recorded during the first quarter of 2009 related to an average of approximately $70.0 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, along with interest related to credit facilities and long-term debt obligations at certain foreign locations.

        Gain (Loss) on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for the first quarter of fiscal 2010 compared to a gain on extinguishment of debt of $3.1 million for the first quarter of fiscal 2009. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during the first quarter of fiscal 2010, and approximately $7 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $3.6 million at the end of the first quarter of fiscal 2009.

        Other Income (Expense), Net.    Net other income was $0.8 million for the first quarter of fiscal 2010, compared with net other income of $2.0 million for the same period in 2009. Included in net other income for the first quarters of fiscal 2010 and 2009 were gains on foreign currency transactions of approximately $0.2 million and $1.8 million, respectively. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB. Also included in net other income for the first quarter of fiscal 2010 was approximately $0.2 million of gain due to changes in the market value of the embedded derivatives related to the securities issued to Silver Lake Sumeru.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $9.7 million for the first quarter of fiscal 2010 as compared to a benefit for income taxes of $0.9 million recorded during the first quarter of fiscal 2009. The provision for income taxes recorded during the first quarter of 2010 primarily related to taxes recorded at certain of our profitable European locations and is a result of the increase in revenue and profitability during the quarter. The benefit for income taxes recorded during the first quarter of 2009 was primarily due to approximately $1.4 million related to the reversal of certain reserves for uncertain tax positions due to a closed tax audit, partially offset by taxes recorded at our profitable European locations.

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

        Equity in earnings of joint venture.    During the first quarter of fiscal 2010 and 2009, we recorded approximately $0.1 million related to our equity share in the earnings of a joint venture.

        Preferred stock dividend and accretion.    During the first quarter of fiscal 2010 and in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $0.8 million related to the 10% preferred stock dividend and accretion, of which $0.6 million related to preferred dividends declared and $0.2 million related to the periodic accretions under the interest method.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $101.1 million at April 4, 2010 from $89.6 million at January 3, 2010. Our primary sources of cash in the first quarter of fiscal 2010 consisted of $28.9 million of cash generated from operating activities. Our primary uses of cash in the first quarter of fiscal 2010 consisted of $10.0 million used to repurchase approximately $4.5 million of our 8% senior secured convertible notes, $4.2 million for the acquisition of property and equipment, and $1.2 million dividends paid related to our redeemable convertible preferred stock.

        Cash provided by operating activities of $28.9 million included an increase in accounts payable, other accrued expenses, inventory, and accounts receivable of $15.9 million, $8.8 million, $5.9 million and $5.0 million, respectively. In addition, cash provided by operating activities were offset by $1.1 million of cash payments related to our restructuring programs and $0.8 million of cash paid for interest.

        We maintain credit facilities with various banks in Europe and Asia. At April 4, 2010, the aggregate limit on all credit facilities was approximately $21.8 million, with $2.9 million committed for letters of credit, and no amounts outstanding under the credit facilities. After consideration of these commitments, $18.9 million of additional borrowing capacity was available to us as of April 4, 2010. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates.

        At April 4, 2010, the total outstanding balance on our secured note payable held at a European subsidiary was $4.1 million, at a weighted average interest rate of 2.3%. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At April 4, 2010, we were in compliance with all debt covenants.

        At April 4, 2010, $34.3 million of Senior Secured Convertible Notes due 2013 ("8% Notes"), $36.4 million senior convertible notes due 2019 ("New Notes"), and $23.6 million of convertible preferred stock (at liquidation preference amount) were outstanding. The preferred stock pays quarterly dividends at a rate of 10% per year. The New Notes pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the New Notes are convertible into the Company's common stock (the "Common Stock") at a conversion price of $1.35. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions. The 8% Notes bear interest at a rate of 8% per annum, and will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date or the redemption date, whichever is earlier, into shares of Common Stock, $0.001 par value per share, at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share), subject to certain adjustments set forth therein. We have the right to redeem some or all of the 8% Notes on or after June 17, 2010, if the closing price of the Common Stock as reported on The Nasdaq Global Market exceeds for twenty (20) or more trading days out of a thirty (30) consecutive trading day period, 175% of the conversion price of the 8% Notes. The redemption price will be equal to 100% of the principal amount of the 8% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, and the present value of all remaining interest on the 8% Notes through and including the maturity date. During the quarter ended April 4, 2010, the Company used $10.0 million net cash to repurchase and extinguish $4.5 million of the 8% Notes.

        We currently anticipate that our total capital expenditures for the remainder 2010 will be in the range of $15 to $20 million, primarily for capacity expansion into the United States and Canada, manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 15 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations and long-term debt is as follows, in millions:

Year Ending December 31,	Operating Leases(1)	Tax Obligations	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2010 (nine months)	$3.8	$—	$1.1	$4.7	$1.8	$11.4
2011	3.4	3.7	1.1	6.1	2.4	16.7
2012	2.3	—	1.1	6.4	2.4	12.2
2013	1.5	—	35.3	4.9	2.4	44.1
2014	0.9	—	—	3.6	0.6	5.1
2015 and thereafter	0.1	—	36.4	15.8	—	52.3

Total	$12.0	$3.7	$75.0	$41.5	$9.6	$141.8

(1)
Our restructuring reserve at April 4, 2010 includes approximately $1.6 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at April 4, 2010 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S.

dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate 8% Sr. Convertible Notes Due 2013(USD)	$—	$—	$—	$—	$34.2	$—	$34.3	$74.6
Average Interest Rate					9.3%		9.3%
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$106.1
Average Interest Rate						10.5%	10.5%
Variable Rate Secured note payable (EUR 3.0)	$1.1	$0.8	$1.1	$1.1	$—	$—	$4.1	$4.1
Average Interest Rate	2.3%	2.3%	2.3%	2.3%			2.3%
Fixed Rate (EUR 0.2)	$0.2	$0.1	$—	$—	$—	$—	$0.3	$0.3
Average Interest Rate	2.0%	2.0%					2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at April 4, 2010, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of April 4, 2010, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended April 4, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q, including the Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time. The forward-looking statements include comments and predictions regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as "expect," "anticipate," "plan," "intend," "continue," "may," "can," "believe" and similar expressions reflecting something other than historical fact are intended to identify forward- looking statements, but are not the exclusive means of identifying such statements. Any statements which refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements are not guarantees, but rather are predictions of and make certain assumptions regarding anticipated future results. Achievement of actual results is dependent upon and will involve a variety of risks and uncertainties that could cause actual results to differ materially from assumptions and predictions.

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

        Power-One, Inc. v. Artesyn Technologies, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 2-05-CV-463 (LED). This action was initiated by the Company against Artesyn Technologies on September 30, 2005. The complaint alleged that certain products of Artesyn Technologies infringe certain patents held by the Company that focus on technologies relating to digital power management and control. The Complaint sought injunctive relief against and compensatory damages from Artesyn Technologies. A trial by jury was held in November, 2007. The jury found that all Power-One patents in the suit were valid, and found that the accused Artesyn product infringed Power-One's U.S. patent No. 7,000,125. A permanent injunction was issued in April 2008. Artesyn filed its Notice of Appeal with the United States Court of Appeals for the Federal Circuit on August 6, 2008. Oral argument was heard on December 9, 2009 and the Court issued its ruling on March 30, 2010, affirming the jury's earlier decision in favor of Power-One. On April 9, 2010, the parties entered into a licensing agreement for the Company's digital power technology, the execution of which also settled the Astec America, Inc., v. Power-One, Inc. litigation discussed below. (Artesyn was purchased by Emerson Electric in the spring of 2006 and on January 1, 2007 all of Artesyn's operations were wrapped into Astec America, an Emerson Electric subsidiary.)

        Astec America, Inc. v. Power-One, Inc.    United States District Court, Eastern District of Texas, Civil Action No. 6:07-CV-464 (LED) (JDL). This action was initiated by Astec America on July 27, 2007, originally filed in the United States District Court, Central District of California. The action sought a declaratory judgment in favor of Astec America that certain products of Astec America do not infringe certain patents of Power-One. The patents at issue in this matter are essentially the same patents as are at issue in the Power-One v. Artesyn Technologies matter noted above. Per motion of Power-One, the original California action was transferred to the Eastern District Court in Texas, and placed before the same judge handling the Power-One v. Artesyn Technologies matter. Power-One filed a motion to dismiss, seeking to avoid a re-litigation of the same issues and questions as were presented to and resolved by the November 2007 jury verdict in the Artesyn Technologies litigation; however all proceedings were stayed pending resolution of the appeal in the Power-One, Inc. v. Artesyn Technologies, Inc. matter. On April 16, 2010 an Order Granting Joint Stipulation of Dismissal (with prejudice) was entered by the Court.

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Proceedings are in the discovery stage. The claim construction hearing is scheduled for July 7, 2010 and trial is scheduled to begin December 6, 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Executive Vice President in charge of Magnetek, Inc.'s Power Electronics Group and the Managing Director of its Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between himself and Magnetek, Inc. The Company is a party to the lawsuit due to its acquisition of the stock of Magnetek's Italian subsidiary in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss on technical grounds certain of Mr. Canova's claims for monetary damages arising from his alleged unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power-One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony. The parties filed their final briefs on April 30, 2010. The final hearing is scheduled for May 28, 2010. On April 26, 2010, the parties were advised that a new judge had been assigned to preside over the final hearing.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Dated: May 12, 2010	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)