Form 10-Q
period 2010-07-04
POWER ONE INC
filed 2010-08-13
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 4, 2010
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

         As of August 11, 2010, 106,295,633 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
NET SALES	$214,549	$91,169	$366,926	$189,009
COST OF GOODS SOLD	135,142	73,028	241,791	157,003

GROSS PROFIT	79,407	18,141	125,135	32,006
EXPENSES:
Selling, general and administrative	18,225	13,653	33,199	26,839
Research and development	8,568	7,234	16,946	14,742
Amortization of intangible assets	356	372	733	774
Restructuring costs	2,514	3,882	3,443	5,013
Asset impairment	409	—	409	—
Goodwill impairment	—	—	—	56,999

Total expenses	30,072	25,141	54,730	104,367

INCOME (LOSS) FROM OPERATIONS	49,335	(7,000)	70,405	(72,361)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	26	17	26	222
Interest expense	(2,016)	(2,211)	(4,035)	(4,336)
Gain (loss) on extinguishment of debt	—	5,348	(5,658)	8,448
Other income (expense), net	722	(2,166)	1,522	(152)

Total interest and other income (expense), net	(1,268)	988	(8,145)	4,182

INCOME (LOSS) BEFORE INCOME TAXES	48,067	(6,012)	62,260	(68,179)
PROVISION (BENEFIT) FOR INCOME TAXES	23,258	446	32,958	(406)

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	24,809	(6,458)	29,302	(67,773)
EQUITY IN EARNINGS OF JOINT VENTURE	353	134	461	275

NET INCOME (LOSS)	$25,162	$(6,324)	$29,763	$(67,498)

PREFERRED STOCK DIVIDEND AND ACCRETION	855	506	1,706	506

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$24,307	$(6,830)	$28,057	$(68,004)

BASIC EARNINGS (LOSS) PER SHARE	$0.23	$(0.08)	$0.28	$(0.77)

DILUTED EARNINGS (LOSS) PER SHARE	$0.17	$(0.08)	$0.21	$(0.77)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	88,453	88,005	88,377	87,934

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	142,278	88,005	140,955	87,934

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	July 4, 2010	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$145,215	$89,553
Accounts receivable:
Trade, less allowance for doubtful accounts: $3,907 at July 4, 2010; $3,946 at January 3, 2010	133,931	119,783
Other	4,018	2,763
Inventories	96,214	73,173
Prepaid expenses and other current assets	12,660	10,612

Total current assets	392,038	295,884
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $81,266 at July 4, 2010; $88,218 at January 3, 2010	47,290	48,906
OTHER INTANGIBLE ASSETS, net	17,093	18,602
OTHER ASSETS	8,268	7,943

TOTAL	$464,689	$371,335

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$—	$504
Accounts payable	146,504	89,074
Restructuring reserve	1,099	6,866
Long-term debt, current portion	1,172	1,269
Other accrued expenses	60,283	38,080

Total current liabilities	209,058	135,793
LONG-TERM DEBT, net of current portion	72,636	78,146
OTHER LIABILITIES	22,258	16,281

Total liabilities	303,952	230,220
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at July 4, 2010 and January 3, 2010; liquidation preference $1,000 per share plus accumulated dividends.	19,058	18,533
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 88,589 and 88,239 shares issued and outstanding at July 4, 2010 and January 3, 2010, respectively	89	88
Additional paid-in capital	621,351	620,261
Accumulated other comprehensive income	27,510	39,267
Accumulated deficit	(507,271)	(537,034)

Total stockholders' equity	141,679	122,582

TOTAL	$464,689	$371,335

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,763	$(67,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,799	8,093
Undistributed earnings of joint venture	(461)	(275)
Goodwill impairment	—	56,999
Asset impairment	409	—
Change in fair value of derivative liability	(478)	—
Stock compensation	1,893	1,033
Foreign exchange gain	(1,075)	(5,190)
Deferred income taxes	1,570	(799)
Net (gain) loss on debt extinguishment	5,658	(8,448)
Net (gain) loss on disposal of property and equipment	(5)	19
Changes in operating assets and liabilities:
Accounts receivable, net	(25,140)	47,628
Inventories	(26,898)	20,348
Prepaid expenses and other current assets	(2,901)	197
Accounts payable	63,318	(35,380)
Other accrued expenses	27,451	73
Restructuring reserve	(5,767)	1,922
Other liabilities	3,862	(1,468)

Net cash provided by operating activities	79,998	17,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(8,320)	(1,514)
Proceeds from sale of property and equipment	348	6
Other assets	(603)	(107)

Net cash used in investing activities	(8,575)	(1,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	(447)	(9,220)
Proceeds from issuance of long-term debt, net of debt issue costs	—	33,889
Repayments of borrowings on long-term debt	(10,537)	(19,389)
Issuance of preferred stock, net of issue costs	—	22,286
Issuance of common stock, net of tax withholding obligations	904	(94)
Dividends paid	(1,773)	—

Net cash provided by (used in) financing activities	(11,853)	27,472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,908)	4,156

INCREASE IN CASH AND CASH EQUIVALENTS	55,662	47,267
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,553	28,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145,215	$75,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,667	$3,434
Income taxes	$8,886	$1,518

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

During the six months ended July 4, 2010 and June 28, 2009, the Company recorded approximately $0.5 million and $0.3 million, respectively, in "Equity in earnings of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings from the joint venture for which it holds a minority interest.

        During the six months ended July 4, 2010, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million related to the extinguishment of debt in its consolidated condensed statements of operations. During the six months ended June 28, 2009, the company paid $18.7 million plus accrued interest to repurchase and extinguish $28.8 million of its 8% Senior Secured Convertible Notes, and recorded a net gain of $8.4 million related to the extinguishment of debt in its consolidated condensed statements of operations.

        During the six months ended July 4, 2010 and June 28, 2009, an additional $2.4 million and $0.3 million, respectively, of property and equipment had been purchased but not yet paid for.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
NET INCOME (LOSS)	$25,162	$(6,324)	$29,763	$(67,498)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(6,637)	5,877	(11,757)	(1,485)

COMPREHENSIVE INCOME (LOSS)	$18,525	$(447)	$18,006	$(68,983)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2010. The operating results for the three-month and six-month periods ended July 4, 2010 and cash flows for the six-month period ended July 4, 2010, are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 2, 2011 or for future periods.

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill and intangible asset valuation, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, derivative valuation, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month and six month periods ended July 4, 2010 and June 28, 2009 were 13-week and 26-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the six months ended July 4, 2010 with no impact to the consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

        In October 2009, the FASB issued ASU No. 2009-13, "Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple- deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3—FAIR VALUE FINANCIAL INSTRUMENTS

        ASC 820, "Fair Value Measurements and Disclosures" establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair values into three levels as follows:

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

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Embedded Put Options (at January 3, 2010)	$0.7
Change in fair value of derivative liability	(0.5)

Embedded Put Options (at July 4, 2010)	$0.2

        The fair value of the Embedded Put Options was determined using the Binomial model, using a stock price of $6.94, volatility factor of 82%, risk-free interest rate of 1.42%, contractual term of 3.8 years and a probability factor of 8.9%. During the quarter and six months ended July 4, 2010, the Company recorded an unrealized gain of $0.3 million and $0.5 million, respectively, as other income in the consolidated statement of operations resulting from the change in fair value of the embedded put option.

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

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 10% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using a stock price of $6.94, a volatility factor of 82%, a risk free interest rate of 1.42%, coupon rates of 6%, 8% and 10% and a contractual life of 3.8 years.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 10% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using a stock price of $6.94, a volatility factor of 82%, a risk free interest rate of 1.42%, a dividend yield factor of 10% and a contractual life of 3.8 years.

  •
  The secured notes payable have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

	July 4, 2010		January 3, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8% Senior Secured Convertible Notes, due 2013	$137.2	$34.3	$84.6	$38.8
Senior Convertible Notes, due 2019	177.4	35.8	94.5	35.7
Redeemable Convertible Preferred Stock	114.6	19.1	60.4	18.5
Credit facilities, secured note payable and installment notes	3.7	3.7	5.4	5.4

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.2 million and $1.7 million at July 4, 2010 and January 3, 2010, respectively. During the three and six months ended July 4, 2010, the Company recorded equity in earnings in joint venture of $0.4 million and $0.5 million, respectively, in its consolidated condensed statement of operations. During the three and six months ended June 28, 2009, the Company recorded equity in earnings in joint venture of $0.1 million and $0.3 million, respectively, in its consolidated condensed statement of operations. See Note 15.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	July 4, 2010	January 3, 2010
Raw materials	$59.5	$45.6
Subassemblies-in-process	2.7	4.8
Finished goods	34.0	22.8

	$96.2	$73.2

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the six months ended July 4, 2010 and June 28, 2009 the Company wrote off approximately $4.6 million and $7.6 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended July 4, 2010 and June 28, 2009 the Company wrote off approximately $2.4 million and $1.7 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	July 4, 2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.4	3.8	1.6	13
Customer relationships	5.1	2.7	2.4	7
Other	6.3	4.6	1.7	17

Subtotal	16.8	11.1	5.7	13

Total	$28.2	$11.1	$17.1

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

        Total amortization expense for each of the six months ended July 4, 2010 and June 28, 2009 was $0.9 million. Of the $0.9 million of expense recorded during the six months ended July 4, 2010, $0.7 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Of the $0.9 million of expense recorded during the six months ended June 28, 2009, $0.8 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. For the three months ended July 4, 2010 and June 28, 2009, amortization expense was $0.5 million. Of the $0.5 million of expense recorded during each of the three months ended July 4, 2010 and June 28, 2009, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

        Estimated amortization expense related to amortizable intangibles for 2010 through 2014 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2010 (remaining six months)	$0.8
2011	1.4
2012	1.2
2013	1.1
2014	0.5

Total	$5.0

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities was approximately $20.3 million at July 4, 2010. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At July 4, 2010, no amounts were outstanding on the credit facilities, and $1.2 million was committed to guarantee letters of credit. After consideration of these commitments, $19.1 million of additional borrowing capacity was available to the Company as of July 4, 2010. The revolving credit agreements do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	July 4, 2010	January 3, 2010
Income taxes payable	$30.4	$12.0
Accrued payroll and related expenses	8.1	7.6
Accrued bonuses	7.4	2.9
Accrued warranties	4.9	4.1
Other accrued expenses	9.5	11.5

	$60.3	$38.1

NOTE 9—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—WARRANTIES (Continued)

activity within the warranty accrual account for the six months ended July 4, 2010 and June 28, 2009 is presented below, (in millions):

	Six Months Ended
	July 4, 2010	June 28, 2009
Balance, beginning of period	$4.1	$4.0
Charges and costs accrued	2.3	1.6
Less repair costs incurred	(1.4)	(1.1)
Changes due to foreign currency	(0.1)	—

Balance, end of period	$4.9	$4.5

NOTE 10—RESTRUCTURING COSTS and ASSET IMPAIRMENT CHARGES

        A summary of the charges related to the restructuring activity during the three and six months ended July 4, 2010 and June 28, 2009 is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Workforce reduction	$—	$3.7	$—	$4.8
Contract termination costs	0.7	0.2	0.8	—
Other facility costs	1.8	—	2.6	0.2

	$2.5	$3.9	$3.4	$5.0

        During the second quarter of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. The restructuring plan was accounted for in accordance with ASC 420 and ASC 712, as applicable.

        In connection with the Dominican Republic facility closure, the Company recorded $1.7 million and $2.7 million of inventory charges and $0.1 million and $0.8 million of accelerated depreciation as part of cost of goods sold in the consolidated condensed statements of operations for the three and six months ended July 4, 2010, respectively. Approximately $0.2 million of accelerated depreciation was recorded as part of cost of goods sold in the consolidated condensed statements of operations for the three and six months ended June 28, 2009, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—RESTRUCTURING COSTS and ASSET IMPAIRMENT CHARGES (Continued)

        A summary of the restructuring reserve activity during the six months ended July 4, 2010 is as follows, (in millions):

	Workforce Reduction	Contract Terminations	Other Facility Costs	Total
Balance at January 3, 2010	$5.1	$1.8	$—	$6.9
Restructuring charges	—	0.8	2.6	3.4
Applications of reserve	(5.1)	(1.5)	(2.6)	(9.2)

Balance at July 4, 2010	$—	$1.1	$—	$1.1

        Liabilities established previously in connection with restructurings of the Company's North American operations are expected to be paid over the life of the lease, which extends into 2011. All restructuring charges have been or will be settled with cash.

        During the three-and six-month periods ended July 4, 2010, the Company recorded asset impairment charges of $0.4 million in connection with its plan to exit the Dominican Republic facility and consolidate certain operations. The charges were accounted for in accordance with ASC 360. No assets were impaired by the Company during the quarter and six months ended June 28, 2009.

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	July 4, 2010	January 3, 2010
Senior Convertible Notes, due 2019	$35.8	$35.7
8% Senior Secured Convertible Notes, due 2013	34.3	38.8
Secured note payable	3.5	4.6
2% Installment notes, due 2011	0.2	0.3

Total long-term debt	73.8	79.4
Less current portion	1.2	1.3

Total long-term debt, less current portion	$72.6	$78.1

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company. As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes). The principal sum of the New Notes is due on May 8, 2019. The Company may force redemption of the New Notes between the 2.5 year anniversary date and the five year anniversary date if the Company's common stock price is 300% of the conversion price. Holders of the Notes may force redemption after year five, and annually thereafter, for an amount equaling principal plus accrued interest. Interest relating to the notes is paid semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. The New Notes are convertible into Power-One common stock at a conversion price of $1.35. The conversion

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

price is subject to adjustment under certain circumstances. There are no financial covenants relating to the New Notes; however, there are certain restrictions that limit the sale of assets, and the incurrence of liens and debt.

        The Company's 8% Senior Secured Convertible Notes, due 2013 ("8% Notes"), are governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bear interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year. The 8% Notes will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share), subject to certain adjustments set forth therein. The Company has the right to redeem some or all of the 8% Notes on or after June 17, 2010, if the closing price of the Common Stock as reported on The Nasdaq Global Market exceeds for twenty (20) or more trading days out of a thirty (30) consecutive trading day period, 175% of the conversion price of the 8% Notes. The redemption price will be equal to 100% of the principal amount of the 8% Notes, plus accrued and unpaid interest to, but excluding, the redemption date, and the present value of all remaining interest on the 8% Notes through and including the maturity date.

        On July 2, 2010, the Company sent a redemption notice to registered holders of its 8% Notes that is called for the redemption of all outstanding Notes on August 11, 2010, the Redemption Date. Pursuant to the terms of the indenture governing the Notes, all Notes outstanding on the Redemption Date will be redeemed at a redemption price of $1,139.29 per $1,000 principal amount Note, which includes accrued and unpaid interest thereon to, but excluding, the Redemption Date, payable in cash. Pursuant to the terms of the Notes and in lieu of receiving the cash redemption price, holders of the Notes may convert their Notes prior to the Redemption Date into shares of the Company's common stock by delivering a conversion notice to The Bank of New York Mellon Trust Company N.A., calculated at a conversion rate of 500 shares of common stock for each $1,000 principal amount of Notes converted. As of August 11, 2010 $34.2 million face value of the 8% Notes were converted into 17.1 million shares of the Company's stock. The Company will account for this debt conversion in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

        During the six months ended July 4, 2010 and June 28, 2009, the Company used $10.0 million net cash to repurchase and extinguish $4.5 million of the 8% Notes and $18.7 million net cash to repurchase and extinguish $28.8 million of the 8% Notes, respectively. The Company recorded a net loss on extinguishment of debt of $5.7 million and a net gain on extinguishment of debt of $8.4 million for the six months ended July 4, 2010 and June 28, 2009, respectively. During the three months ended June 28, 2009, the Company recorded a gain on extinguishment of debt of $5.3 million.

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at July 4, 2010 and January 3, 2010 related to the notes were $0.2 million, bearing interest at 2%. The long-term notes payable agreement requires the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. Borrowings outstanding under this secured note payable agreement were $3.5 million and $4.6 million at July 4, 2010 and January 3, 2010, respectively, and bore interest at the EURIBOR plus one and one-half percent (2.3% at July 4, 2010). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity.

        At July 4, 2010 and January 3, 2010, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at July 4, 2010 are as follows (in millions):

Year Ending December 31,
2010 (six months)	$0.6
2011	1.1
2012	1.0
2013	35.3
2014	—
2015 and thereafter	36.4

Total	$74.4

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

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

complaint. Proceedings are in the discovery stage. The claim construction hearing took place in Marshall, Texas on July 13, 2010 and the court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. Trial is scheduled to begin December 6, 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Executive Vice President in charge of Magnetek, Inc.'s Power Electronics Group and the Managing Director of its Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between himself and Magnetek, Inc. The Company is a party to the lawsuit due to its acquisition of the stock of Magnetek's Italian subsidiary in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss on technical grounds certain of Mr. Canova's claims for monetary damages arising from his alleged unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power-One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony. The parties filed their final briefs on April 30, 2010. The final hearing was scheduled for May 28, 2010, but on April 26, 2010, the parties were advised that a new judge had been assigned to preside over the final hearing and that the hearing was postponed until February 11, 2011.

        The Company accounts for unrecognized tax positions under ASC 740, "Income Taxes." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $1.0 million at July 4, 2010 and includes $0.3 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Based on its analysis of uncertain tax positions, the Company decreased its estimate of uncertain tax positions by a net $2.7 million during the three and six months ended July 4, 2010. During the six months ended June 28, 2009, the Company reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The Company is currently under routine audits by certain tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at July 4, 2010 and whether such uncertain income tax positions will significantly increase or decrease prior to January 2, 2011; however, developments in this area could differ from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—STOCK BASED COMPENSATION PLANS (Continued)

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Non-vested share units granted, in millions	0.4	0.1	0.5	0.1
Weighted average grant date fair value of non-vested share units	$7.21	$1.39	$6.49	$1.12
Stock compensation expense related to non-vested share units, in millions	$0.8	$0.4	$1.5	$0.9

        The fair value of the options and stock appreciation rights granted during the three and six months ended July 4, 2010 and June 28, 2009 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Risk-free interest rate	2.9%	2.7%	2.9%	2.7%
Volatility	80%	77%	80%	77%
Option life, years	5.4	5.4	5.4	5.4
Stock options granted, in millions	0.6	0.1	0.6	0.1
Weighted-average grant date fair value of stock options granted	$5.09	$0.83	$5.09	$0.83
Stock compensation expense related to stock options, in millions	$0.2	$0.1	$0.4	$0.1

NOTE 14—EARNINGS (LOSS) PER SHARE (EPS)

        Basic and diluted earnings per common share ("EPS") are calculated utilizing the "two-class" method. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. The Company's convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as converted basis. Authoritative guidance issued by the FASB requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the convertible preferred stock is not contractually obligated to share in the Company's losses, no allocation was made to preferred stock for periods where a net loss existed.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—EARNINGS (LOSS) PER SHARE (EPS) (Continued)

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Basic EPS
Net income (loss) attributable to common stockholders	$24.3	$(6.8)	$28.1	$(68.0)
Less: undistributed income allocated to participating preferred stockholders	3.5	—	3.7	—

Net income (loss) allocated to common stockholders	$20.8	$(6.8)	$24.4	$(68.0)
Weighted average common shares outstanding (basic)	88.5	88.0	88.4	87.9

	$0.23	$(0.08)	$0.28	$(0.77)

Diluted EPS
Net income (loss) available to common stockholders	$24.3	$(6.8)	$28.1	$(68.0)
Add: effect of dilutive convertible debt	1.8		3.6
Less: undistributed income allocated to participating preferred stockholders	2.3	—	2.5	—

Net income (loss) attributable to common stockholders	$23.8	$(6.8)	$29.2	$(68.0)

Weighted average common shares outstanding (basic)	88.5	88.0	88.4	87.9
Common shares issuable assuming dilution	53.8	—	52.6	—

Weighted average common shares outstanding (diluted)	142.3	88.0	141.0	87.9

	$0.17	$(0.08)	$0.21	$(0.77)

        Due to the Company's net loss in the three and six month periods ended June 28, 2009, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share. Using the treasury stock method, had the Company been in a net income position for the three- and six-month periods ended June 28, 2009, the weighted average common share equivalents of approximately 0.1 million which were outstanding, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three-month periods ended July 4, 2010 and June 28, 2009 were 1.2 million, 11.8 million, respectively, and 1.8 million and 9.9 million during the six- month periods ended July 4, 2010 and June 28, 2009, respectively.

        During the three and six month periods ended June 28, 2009, the Company excluded its convertible securities from the diluted earnings per share computation as the effect would be antidilutive. The weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three- and six-month periods ended June 28, 2009

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—EARNINGS (LOSS) PER SHARE (EPS) (Continued)

would be anti-dilutive was 35.7 and 17.9 million shares, respectively. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three- and six-month periods ended June 28, 2009 would be anti-dilutive was 9.8 and 4.9 million shares, respectively.

NOTE 15—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for under the equity method and is recorded on the consolidated condensed balance sheet in other assets. During the three and six months ended July 4, 2010, the Company recorded $0.4 million and $0.5 million, respectively, related to the Company's equity share in the earnings of the joint venture. During the three and six months ended June 28, 2009, the Company recorded $0.1 million and $0.3 million, respectively, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture for the three and six months ended July 4, 2010 or June 28, 2009.

        The Company paid $3.6 million and $2.7 million for inventory purchased from the joint venture during the quarters ended July 4, 2010 and June 28, 2009, respectively, and $5.6 million and $9.6 million for inventory purchased from the joint venture during the six months ended July 4, 2010 and June 28, 2009, respectively. At July 4, 2010, the Company owed the joint venture approximately $3.1 million.

NOTE 16—SEGMENT INFORMATION

        During the second quarter of fiscal 2010, the Company began to operate as two reportable business segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel began reviewing the Company's performance and making resource allocation decisions by reviewing the results of the two business segments separately. Revenue and operating profit is now reviewed by the chief operating decision maker, however the Company assets are not divided based on business segment. Due to the structure of the Company's internal organization and the manner in which expenses were tracked and managed and as a result of the design of the Company's internal systems during fiscal 2009, the Company was unable to recast related financial information by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for the quarter and six months ended June 28, 2009 is not reported as it is impracticable to do so.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16—SEGMENT INFORMATION (Continued)

        The Company is organized into the Renewable Energy Solutions and Power Solutions strategic business units ("SBU") based on the products and services provided. Renewable Energy Solutions offers inverters and accessories for the photovoltaic/solar and wind markets. These inverters convert DC energy from solar panels and wind turbines into AC energy for customer use or for the utility grid. The Power Solutions SBU represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

        Revenue with respect to operating segments for the quarters and six months ending July 4, 2010 and June 28, 2009, (in millions):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Sales:
Renewable Energy Solutions	$142.3	$16.9	$224.4	$29.3
Power Solutions	72.2	74.3	142.5	159.7

Total	$214.5	$91.2	$366.9	$189.0

        Operating Income (Loss) by operating segment for the quarter and six months ended July 4, 2010 is as follows, (in millions):

	Three Months Ended	Six Months Ended
	July 4, 2010	July 4, 2010
Operating Income (Loss):
Renewable Energy Solutions	$60.1	$89.2
Power Solutions	(2.5)	(5.7)

Total segment operating income	57.6	83.5

Unallocated amounts:
Restructuring and Asset Impairment	(2.9)	(3.9)
Corporate and unallocated	(5.4)	(9.2)

Total	$49.3	$70.4

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 3, 2010 filed with the SEC, and all of our other filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Introduction

Overview

        Power-One is organized into two business segments, (or strategic business units "SBUs"), Renewable Energy Solutions and Power Solutions, based on the products and services we provide. We are a leading designer and manufacturer of energy-efficient power conversion and power management solutions for both the renewable energy and power conversion markets. Our products convert, process and manage electrical energy, in both alternating current ("AC") and direct current ("DC") form, to the high levels of quality, reliability and precision required by our customers. Due to the structure of the Company's internal organization and the manner in which expenses were tracked and managed and as a result of the design of the Company's internal systems during fiscal 2009, the Company is unable to recast its financial statements by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for the quarter and six months ended June 28, 2009 is not reported as it is impracticable to do so.

        Renewable Energy Solutions:    We offer inverters and accessories for the renewable energy market place that includes both photovoltaic/solar and wind applications. In the renewable energy market, we sell a broad product line of inverters that provide our customers with industry-leading efficiency, harvesting power, uptime, reliability and ease-of-installation. We sell our renewable energy products to distributors/installers, engineering procurement and construction ("EPC") firms, and original equipment manufacturers ("OEM"). We are engaged in the design and production of inverters for renewable energy products that convert photovoltaic/solar or wind energy (DC) into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 2 kW up to 2.5 MW.

        Power Solutions:    Our power conversion and power management solutions are used in computer servers, data storage, networking, telecommunications and industrial applications. We sell our power conversion products to OEMs, distributors, and service providers. We are engaged in the design and production of the following power conversion products:

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

Our Operating Environment

        We are focused on improving our operational and financial performance. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy. Although we have made progress towards our goals, we will continue our efforts to drive long-term growth, increase profitability, and strengthen our balance sheet.

        Our top strategic objective is to grow our market share in both the renewable energy and power conversion markets, while expanding profitability. Our initiative is to grow revenue by geographic expansion and new product offerings. To support this objective, we have launched new product introductions and will continue to invest in our go-to-market strategy by expanding the sales and service teams, expanding research and development ("R&D") and investing in new market-leading technologies. In addition, we are investing in our supply chain and manufacturing capacity. We have expanded our capacity in our European plants and are adding production capacity in the United States, China and Canada to meet the increased demand of the renewable energy market.

        As part of our initiative to increase profitability, we are improving gross margin by driving manufacturing efficiencies and focusing our supply chain on targeting cost reductions. While our supply chain actively manages component costs, it also manages component shortages that we are currently addressing in both the renewable energy and power solutions businesses in order to mitigate any negative impacts that these shortages may have on meeting our customers' demands.

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

Results of Operations

Consolidated

        During the first six months of fiscal 2010, demand in the renewable energy market continued to increase at a rapid rate. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our continued focus on geographic expansion further into Europe and Asia. In addition to increased revenue and order bookings, we have also increased our market share and outpaced the overall market growth in the renewable energy sector.

        Net Sales.    Net sales increased $177.9 million, or 94%, to $366.9 million for the first six months of fiscal 2010 from $189.0 million for the first six months of fiscal 2009. Net sales increased $123.4 million, or 135%, during the second quarter of fiscal 2010 as compared with the same period in 2009. The increase in sales primarily related to the increased demand in the renewable energy market as sales continued to increase in Europe and as sales of our inverters expanded into Asia and Australia. The increase in sales of renewable energy products in the European market was partially due to pull-in demand from German customers as a result of speculation that feed-in-tariffs in that region would decrease during the second half of 2010.

        Net sales by business segment were as follows, in millions:

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
Renewable Energy Solutions	$142.3	66%	$16.9	19%	$224.4	61%	$29.3	15%
Power Solutions	72.2	34%	74.3	81%	142.5	39%	159.7	85%

Total	$214.5	100%	$91.2	100%	$366.9	100%	$189.0	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
Distributors	$105.5	49%	$25.1	28%	$172.5	47%	$47.5	25%
OEMs	60.6	28%	56.7	62%	114.5	31%	124.4	66%
EPCs	47.2	22%	6.8	7%	77.5	21%	12.6	7%
Service providers	1.2	1%	2.6	3%	2.4	1%	4.5	2%

Total	$214.5	100%	$91.2	100%	$366.9	100%	$189.0	100%

        No customer exceeded 10% of net sales during either the quarters or six months ended July 4, 2010 or June 28, 2009.

        We define our end-markets based on the customers we serve. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the three and six months ended July 4, 2010 and June 28, 2009 by end-markets were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Renewable Energy	66%	19%	61%	15%
Network and Telecom Equipment	13%	30%	15%	31%
Computer and Office Equipment	10%	24%	12%	24%
Industrial Equipment	8%	19%	9%	22%
Other	3%	8%	3%	8%

Total	100%	100%	100%	100%

  Gross Profit.

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Gross profit, in millions	$79.4	$18.1	$125.1	$32.0
Gross profit margin	37.0%	19.9%	34.1%	16.9%

        Gross profit for the first six months of fiscal 2010 was $125.1 million compared with a gross profit of $32.0 million in the comparable period in 2009. As a percentage of net sales, gross margin increased to 34.1% for the first six months of fiscal 2010 from a gross margin of 16.9% for the same period in 2009. Gross profit for the second quarter of fiscal 2010 was $79.4 million compared with a gross profit of $18.1 million in the comparable period in 2009. As a percentage of net sales, gross margin increased to 37.0% for the second quarter of fiscal 2010 from a gross margin of 19.9% for the same period in 2009. The increase in gross margin during 2010 primarily related to the increased sales volume of products into the renewable energy market as consolidated net sales increased by 94% during the first six months of 2010 and by 135% during the second quarter of fiscal 2010, as compared with the same periods of 2009. Product mix also improved during 2010 as compared with the same periods of 2009 as sales of renewable energy products, which tend to have higher gross margins, partially replaced sales of power products during 2010.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $6.4 million, or 24%, to $33.2 million for the first six months of fiscal 2010 from $26.8 million for the same period in 2009. As a percentage of net sales, selling, general and administrative expense decreased to 9% for the first six months of fiscal 2010 from 14% for the same period in fiscal 2009. Selling, general and administrative expense increased $4.5 million, or 33%, to $18.2 million for the second quarter of fiscal 2010 from $13.7 million for the same period in 2009. As a percentage of net sales, selling, general and administrative expense decreased to 8% for the second quarter of fiscal 2010 from 15% for the second quarter of fiscal 2009.

        Selling expense increased $3.8 million, or 33%, to $15.1 million for the first six months of 2010 from $11.3 million for the same period in 2009. Selling expense increased $2.6 million, or 47%, to $8.1 million for the second quarter of 2010 from $5.5 million for the same period in 2009. The increase in selling expense was primarily related to increased sales bonuses, commissions, and travel associated with the higher revenue levels achieved during the second quarter and first six months of 2010. In addition, selling expense increased as a result of our investment in the expansion of the sales and service teams to support our initiative to grow market share and revenue.

        General and administrative expense increased $2.6 million, or 17%, to $18.1 million for the first six months of 2010 from $15.5 million for the same period in 2009. General and administrative expense increased $1.9 million, or 24%, to $10.1 million for the second quarter of 2010 from $8.2 million for the same period in 2009. The increase in general and administrative expense is primarily a result of an increase in fixed costs to support the increased revenue growth as well as increases related to management and general bonus plans.

        Research and Development.    Research and development expense increased by $2.2 million, or 15%, to $16.9 million for the first six months of fiscal 2010 from $14.7 million in the first six months of fiscal 2009. As a percentage of net sales, research and development decreased to 5% during the first six months of 2010 from 8% during the same period of 2009. Research and development increased by $1.4 million, or 18%, to $8.6 million for the second quarter of fiscal 2010 from $7.2 million in the second quarter of fiscal 2009. As a percentage of net sales, research and development decreased to 4% during the second quarter of 2010 from 8% during the same period of 2009. The increase in research and development was primarily due to our investment in new product introductions and expansion of research and development efforts during the first six months of 2010 as compared with the same period in 2009.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.7 million for the first six months of 2010 compared to $0.8 million for the same period in 2009. Amortization of intangible assets was $0.4 million for both quarters ended July 4, 2010 and June 28, 2009.

        Restructuring Charge and Asset Impairment.    During the first six months of fiscal 2010 and 2009, we recorded pre-tax restructuring charges of $3.4 million and $5.0 million, respectively, and during the second fiscal quarters of 2010 and 2009, we recorded pre-tax restructuring charges of $2.5 million and $3.9 million, respectively. The restructuring charges were in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. Under ASC 420, we record employee one-time termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required, we record contract termination costs when a contract is terminated or ceases to provide economic benefit to the Company, and we record other associated restructuring costs in connection with the consolidation or closure of our facilities when the liability is incurred. In accordance with the guidance provided under ASC 712, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable.

        During fiscal 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. The plan was completed during the second quarter of fiscal 2010. Through implementation of this action, we have (i) realigned global manufacturing and sourcing; (ii) improved operational performance; (iii) increased efficiencies in the supply chain and manufacturing process and (iv) improved our ability to respond to customer requirements in a cost effective manner.

        During the three and six months ended July 4, 2010, we recorded approximately $2.5 million and $3.4 million, respectively, for facility closure costs related to continuing lease obligations and other costs to close and vacate the facility. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities during the three and six months ended July 4, 2010. During the three and six months ended June 28, 2009, we recorded severance benefits of approximately $3.7 million for approximately 1,100 employees and $4.8 million for approximately 2,100 employees, respectively. We also recorded approximately $0.2 million of facility closure costs related to continuing lease obligations during the three and six months ended June 28, 2009.

        Goodwill Impairment.    In accordance with ASC 350 "Intangibles—Goodwill and Other," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in our market capitalization during the first quarter of fiscal 2009, we tested our goodwill for impairment and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated condensed statements of operations for the first six months of fiscal 2009.

        Income (Loss) from Operations.    As a result of the items above, income from operations was $70.4 million for the first six months of fiscal 2010 compared with a loss from operations of $72.4 million for the first six months of fiscal 2009. Income from operations was $49.3 million for the second quarter of fiscal 2010 compared with a loss from operations of $7.0 million for second quarter of fiscal 2009.

        Interest Income (Expense), Net.    Net interest expense was approximately $4.0 million for the first six months of fiscal 2010, compared with net interest expense of approximately $4.1 million for the comparable period in 2009. Net interest expense was approximately $2.0 million for the second quarter of fiscal 2010, compared with net interest expense of approximately $2.2 million for the comparable period in 2009.

        The net interest expense recorded during the three and six months ended July 4, 2010 related to an average of approximately $34 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, as well as interest related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, and interest related to long-term debt obligations at certain foreign locations. The net interest expense recorded during the three and six months ended June 28, 2009 related to an average outstanding balance of approximately $51 million and $60 million, respectively, of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, as well as interest on the 8% senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, along with interest related to credit facilities and long-term debt obligations at certain foreign locations.

        Gain (Loss) on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for the first six months of fiscal 2010 compared to a gain on extinguishment of debt of $8.4 million for the first six months of fiscal 2009. We recorded a gain on extinguishment of debt of $5.3 million for the second quarter of fiscal 2009. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during the first six months of fiscal 2010, and approximately $7 million and $21.8 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $3.5 million and $15.2 million during the three and six months ended June 28, 2009, respectively.

        Other Income (Expense), Net.    Net other income was $1.5 million for the first six months of fiscal 2010, compared with net other expense of $0.2 million for the same period in 2009. Included in net other income for the first six months of fiscal 2010 was approximately $0.5 million of gain due to changes in the market value of the embedded derivatives related to the Company's preferred stock. Also included in net other income for the first six months of fiscal 2010 were gains on foreign currency transactions of approximately $0.4 million. Included in net other expense for the first six months of 2009 were losses on foreign currency transactions of approximately $0.4 million. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB.

        Net other income was $0.7 million for the second quarter of fiscal 2010, compared with net other expense of $2.2 million for the same period in 2009. Included in net other income for the second quarter of 2010, were gains on foreign currency transactions of approximately $0.1 million. Net other expense for the second quarter of 2009 included losses on foreign currency transactions of approximately $2.3 million.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $33.0 million for the first six months of fiscal 2010 as compared to a benefit for income taxes of $0.4 million recorded during the first six months of fiscal 2009. The provision for income taxes was $23.3 million for the second quarter of fiscal 2010 as compared to a provision for income taxes of $0.4 million recorded during the second quarter of fiscal 2009. The provision for income taxes recorded during 2010 primarily related to taxes recorded at certain of our profitable European locations and is a result of the increase in revenue and profitability during the quarter and first six months of fiscal 2010. The benefit for income taxes recorded during the first six months of 2009 was primarily due to approximately $1.4 million related to the reversal of certain reserves for uncertain tax positions due to a closed tax audit, partially offset by taxes recorded at our profitable European locations.

        Our effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in the various U.S. and foreign jurisdictions in which we conduct business. Under ASC 740-270, "Interim Reporting of Income Taxes," we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

        Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets when, in management's judgment, it is not more likely than not that the deferred tax assets will be realized. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no net operating loss (NOL) carryforward. As a result, few meaningful comparisons can be made on our consolidated tax rates between periods.

        Equity in earnings of joint venture.    During the first six months of fiscal 2010 and 2009, we recorded approximately $0.5 million and $0.3 million, respectively, related to our equity share in the earnings of a joint venture. During the second quarter of fiscal 2010 and 2009, we recorded approximately $0.4 million and $0.1 million, respectively, related to our equity share in the earnings of a joint venture.

        Preferred stock dividend and accretion.    During the first six months of fiscal 2010 and 2009, and in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $1.7 million and $0.5 million, respectively, related to the 10% preferred stock dividend and accretion. Included in expense during the first six months of 2010 and 2009 were $1.2 million and $0.3 million, respectively, related to preferred dividends declared and $0.5 million and $0.2 million, respectively, related to the periodic accretions under the interest method. During the second quarter of fiscal 2010 and 2009, we recorded $0.9 million and $0.5 million, respectively, of preferred stock dividend and accretion. Included in the expense during the second quarter of 2010 and 2009 were $0.6 million and $0.3 million, respectively, related to the preferred stock dividend, and $0.3 million and $0.2 million, respectively, related to the periodic accretions under the interest method.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the three and six months ended July 4, 2010 are as follows, in millions:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue	$142.3	$16.9	$224.4	$29.3
Operating Income	60.1		89.2

        During the three and six months ended July 4, 2010, demand in the renewable energy market continued to increase at a rapid rate over levels achieved during the same periods of 2009. The revenue growth in the renewable energy market was driven by increased demand in the overall solar market, as well as by our expansion further into Europe and into Asia and Australia. Revenue for the three and six months ended July 4, 2010 increased by approximately 742% and 665%, respectively as compared with the same periods of 2009. Operating income for the three and six months ended June 28, 2009 is not disclosed as it is impracticable to do so.

Power Solutions

        Results for the Power Solutions business segment for the three and six months ended July 4, 2010 are as follows, in millions:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue	$72.2	$74.3	$142.5	$159.7
Operating Loss	(2.5)		(5.7)

        During the three months ended July 4, 2010, revenue decreased by $2.1 million, or 3%, as compared with the same quarter of 2009. During the first six months of 2010, power solutions revenue decreased by $17.2 million, or 11%, as compared with the same period of 2009. The constrained supply in the power conversion market has negatively impacted our power solutions revenue as component shortages and lengthened supplier lead times have hindered our ability to grow revenue during 2010. Operating loss for the three and six months ended July 4, 2010 included $1.8 million and $3.4 million, respectively, of charges related to the closure of the Dominican Republic facility, including inventory-related charges and accelerated depreciation. Operating income (loss) for the three and six months ended June 28, 2009 is not disclosed as it is impracticable to do so.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $145.2 million at July 4, 2010 from $89.6 million at January 3, 2010. Our primary sources of cash in the first six months of fiscal 2010 consisted of $80.0 million of cash generated from operating activities. Our primary uses of cash in the first six months of fiscal 2010 consisted of $10.0 million used to repurchase approximately $4.5 million of our 8% senior secured convertible notes, $8.3 million for the acquisition of property and equipment, and $1.8 million for dividends paid related to our redeemable convertible preferred stock.

        Cash provided by operating activities of $80.0 million included net income of $29.8 million, as well as increases in accounts payable, other accrued expenses, inventory, and accounts receivable of $63.3 million, $27.5 million, $26.9 million and $25.1 million, respectively. In addition, cash provided by operating activities was offset by $9.2 million of cash payments related to our restructuring programs and $2.7 million of cash paid for interest.

        We maintain credit facilities with various banks in Europe and Asia. At July 4, 2010, the aggregate limit on all credit facilities was approximately $20.3 million, with $1.2 million committed for letters of credit, and no amounts outstanding under the credit facilities. After consideration of these commitments, $19.1 million of additional borrowing capacity was available to us as of July 4, 2010. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates.

        At July 4, 2010, the total outstanding balance on our secured note payable held at a European subsidiary was $3.7 million, at a weighted average interest rate of 2.3%. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At July 4, 2010, we were in compliance with all debt covenants.

        At July 4, 2010, $34.3 million of Senior Secured Convertible Notes due 2013 ("8% Notes"), $36.4 million senior convertible notes due 2019 ("New Notes"), and $23.6 million of convertible preferred stock (at liquidation preference amount) were outstanding. The preferred stock pays quarterly dividends at a rate of 10% per year. The New Notes pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the New Notes are convertible into the Company's common stock (the "Common Stock") at a conversion price of $1.35. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions. The 8% Notes bear interest at a rate of 8% per annum, and will mature on June 17, 2013. The 8% Notes rank equal in right of payment with all of the Company's existing and any future senior unsecured indebtedness that is not subordinated by its terms. The 8% Notes are convertible, at any time prior to the close of business on the business day immediately preceding the maturity date or the redemption date, whichever is earlier, into shares of Common Stock, $0.001 par value per share, at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share), subject to certain adjustments set forth therein. During the six months ended July 4, 2010, the Company used $10.0 million net cash to repurchase and extinguish $4.5 million of the 8% Notes.

        In accordance with the terms of the 8% Notes, on July 6, 2010, we announced that we had sent a redemption notice to registered holders of our 8% Notes that calls for the redemption of all outstanding Notes on August 11, 2010, the Redemption Date. Pursuant to the terms of the indenture governing the 8% Notes, all Notes outstanding on the Redemption Date will be redeemed at a redemption price of $1,139.29 per $1,000 principal amount of the Note, which includes accrued and unpaid interest thereon to, but excluding, the Redemption Date, payable in cash. Pursuant to the terms of the 8% Notes and in lieu of receiving the cash redemption price, holders of the 8% Notes may convert their 8% Notes prior to the Redemption Date into shares of the Company's common stock by delivering a conversion notice to The Bank of New York Mellon Trust Company N.A., calculated at a conversion rate of 500 shares of common stock for each $1,000 principal amount of Notes converted. As of August 11, 2010, $34.2 million face value of the 8% Notes were converted into 17.1 million shares of our common stock.

        We currently anticipate that our total capital expenditures for the remainder of 2010 will be in the range of $10 million to $15 million, primarily for capacity expansion into the United States, Asia and Canada, manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Year Ending December 31,	Operating Leases(1)	Tax Obligations	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2010 (six months)	$2.2	$—	$0.6	$1.4	$1.2	$5.4
2011	2.6	1.0	1.1	3.4	2.4	10.5
2012	1.5	—	1.0	3.7	2.4	8.6
2013	1.2	—	35.3	3.7	2.4	42.6
2014	0.9	—	—	3.6	0.6	5.1
2015 and thereafter	0.1	—	36.4	15.8	—	52.3

Total	$8.5	$1.0	$74.4	$31.6	$9.0	$124.5

(1)
Our restructuring reserve at July 4, 2010 includes approximately $1.1 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        Debt.    Our exposure to interest rate risk results from financial debt instruments that we enter into. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our variable long term debt bears interest on borrowings outstanding at various time intervals and is based on the Euro Interbank Offered Rate (EURIBOR). Our principal risk with respect to our variable long-term debt is to changes in this market rate.

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at July 4, 2010 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S.

dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate 8% Sr. Convertible Notes Due 2013(USD)	$—	$—	$—	$34.3	$—	$—	$34.3	$137.2
Average Interest Rate				9.3%			9.3%
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$177.4
Average Interest Rate						10.5%	10.5%
Variable Rate Secured note payable (EUR 2.8)	$0.5	$1.0	$1.0	$1.0	$—	$—	$3.5	$3.5
Average Interest Rate	2.3%	2.3%	2.3%	2.3%			2.3%
Fixed Rate (EUR 0.2)	$0.1	$0.1	$—	$—	$—	$—	$0.2	$0.2
Average Interest Rate	2.0%	2.0%					2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at July 4, 2010, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of July 4, 2010, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended July 4, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 3, 2010. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward- looking statement was made.

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company has filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Proceedings are in the discovery stage. The claim construction hearing took place in Marshall, Texas on July 13, 2010 and the court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. Trial is scheduled to begin December 6, 2010.

        Antonio Canova v. Power-One Italy S.p.A. and Magnetek, Inc.    Labor Court, Arezzo, Italy. The former Executive Vice President in charge of Magnetek, Inc.'s Power Electronics Group and the Managing Director of its Italian subsidiary has brought suit in Italy against the Italian subsidiary, and against his former U.S. employer Magnetek, Inc., alleging various causes of action and rights to damages relating to claims of wrongful dismissal of employment, specific Italian employment indemnities, general economic losses, and contractual claims relating specifically to his employment relationship and contracts entered into between himself and Magnetek, Inc. The Company is a party to the lawsuit due to its acquisition of the stock of Magnetek's Italian subsidiary in October 2006. At a hearing held in July 2008, the Judge upheld the Company's motion to dismiss on technical grounds certain of Mr. Canova's claims for monetary damages arising from his alleged unfair dismissal. At a subsequent hearing on April 24, 2009, the Judge issued certain orders with respect to document production and set October 15, 2009 as the hearing date for witness testimony. At the hearing on October 15, 2009, the Judge ordered Power-One to file a copy of the Purchase Agreement between Magnetek Inc., and Power-One, Inc., translated into Italian, by November 15, 2009 and ordered both parties to file summaries of the issues raised at the hearing and to identify those that require further witness testimony. The parties filed their final briefs on April 30, 2010. The final hearing was scheduled for May 28, 2010, but on April 26, 2010, the parties were advised that a new judge had been assigned to preside over the final hearing and that the hearing was postponed until February 11, 2011.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

Item 4—Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on May 24, 2010. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to elect directors of the Company for the ensuing year and ratify Deloitte & Touche LLP as the Independent Auditors for the Company.

        Proxies representing 79,012,090 shares of common stock eligible to vote at the meeting, or 89.4 percent of the 88,369,957 outstanding shares, and 23,625 shares of preferred stock, which are convertible and represent 17,500,000 shares of common stock, were voted.

        The approval of the adoption of the Plan of Reorganization was approved by 65.7 percent. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
69,521,063	11,522,229	68,475	15,410,323

        The approval of the amendment and restatement of the Company 2004 Stock Incentive Plan (the "Plan"), which will provide for an additional six million shares for the Plan, was approved by 86.5 percent. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
70,121,654	10,894,984	83,163	15,422,289

        All common stock directors nominated by the Company were elected. The following is a separate tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld	Broker Non- Votes
Kendall R. Bishop	62,625,817	980,084	15,406,189
Jon Gacek	63,113,368	492,533	15,406,189
Kambiz Hooshmand	63,097,122	508,779	15,406,189
Mark Melliar-Smith	58,466,181	5,139,720	15,406,189
Richard J. Thompson	62,991,359	614,542	15,406,189
Jay Walters	63,053,298	552,603	15,406,189

        All preferred stock directors were elected by Silver Lake Sumeru Fund and Silver Lake Technology Investors Sumeru, which own all of the outstanding preferred stock of the Company. Below is a tabulation with respect to the vote for each nominee:

Name	Total Votes For	Total Votes Withheld
Kyle Ryland	17,500,000	—
Ajay Shah	17,500,000	—

        The ratification of the Appointment of Deloitte & Touche LLP as the independent auditors of Power-One Inc. was approved by 99.3 percent of the shares voting. The following is a breakdown of the vote on such matter:

Total Votes For	Total Votes Against	Abstain	Broker Non-Votes
95,851,063	248,329	422,698	—

Item 5—Other Information

Departure of Linda Heller

        On August 10, 2010, Power-One, Inc. ("Power-One or the "Company"), accepted the resignation of its Senior Vice President, Finance and Chief Financial Officer Linda C. Heller, age 47, effective August 13, 2010. Ms. Heller joined Power-One on July 31, 2008, as part of the senior management team recruited by Richard Thompson, President and CEO, to help him return the Company to profitability. Ms. Heller has decided to leave Power-One to focus on personal interests, including her involvement with charitable work, and to spend more time with her family.

Separation Agreement

        Upon recommendation of the Company's Compensation Committee, and in appreciation of Ms. Heller's contribution to the turnaround, on August 10, 2010, the Company entered into a Separation Agreement and Release of Claims with Ms. Heller under which the Company will pay Ms. Heller a lump-sum payment of $280,000. In addition, the Company will accelerate the vesting of Ms. Heller's 75,000 restricted stock units, which represent the unvested portion of the 150,000 restricted stock units awarded to Ms. Heller when she joined Power-One. The Company will also pay 100% of the premiums for Ms. Heller to continue her current health coverage through Consolidated Omnibus Budget Reconciliation Act, as amended ("COBRA") for a term of one year. The agreement between Ms. Heller and Power-One also contains mutual releases and certain restrictive covenants, including continuing confidentiality obligations.

Appointment of Gary Larsen

        On August 11, 2010, Gary R. Larsen, age 46, accepted Power-One's offer to serve as its Senior Vice President, Finance and Chief Financial Officer, effective August 16, 2010. Mr. Larsen has over twenty years of experience serving in various financial positions with publicly traded companies, most recently serving as the CFO of AuthenTec, Inc., a provider of security identity management and touch control solutions since December 2006. Prior to joining AuthenTec, Mr. Larsen served as the CFO of Artesyn Technologies, Inc., a global power conversion and embedded systems manufacturer from May 2005 until November 2006, and as Artesyn's Controller from May 1999 until April 2005. Mr. Larsen also has held various financial positions with W.R. Grace & Co., from April 1988 until April 1999, and was with KPMG Peat Marwick LLP prior to joining W.R. Grace.

        Mr. Larsen holds a BS in Finance and Accounting from State University of New York at Buffalo and an M.B.A from New York University. Mr. Larsen is also a C.P.A.

Offer Letter

        The terms of Mr. Larsen's employment are outlined in an offer letter (the "Offer Letter") dated August 10, 2010. Pursuant to the terms of the Offer Letter, Mr. Larsen will receive a base salary of $325,000 per year, and an annual car allowance of $7,800 per year. Mr. Larsen will also receive relocation assistance of up to $175,000. Mr. Larsen will be entitled to participate in the Company's other benefit plans on terms consistent with those applicable to the Company's other officers and employees.

        The Offer Letter provides that Mr. Larsen is entitled to participate in the Company's 2010 Management Incentive Plan (the "Plan") at a target payout rate equal to 60% of his base salary, with a pro-rata adjustment to take into account his start date. Mr. Larsen's actual incentive payment for fiscal 2010 will be determined based on a combination of Company and individual performance objectives, and any payout is subject to the Company achieving a minimum predetermined financial result as described in the Plan.

        Pursuant to the Offer Letter, Mr. Larsen will be granted 100,000 non-qualified stock options and will receive an award of 100,000 restricted stock units under the Company's Amended and Restated 2004 Stock Incentive Plan on his first day of employment. Mr. Larsen's Employment Letter also provides that he will be covered by the Company's Senior Executive Change in Control Agreement at a "1x" benefit level.

Item 6—Exhibits

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

Dated: August 13, 2010	POWER-ONE, INC.
	By:	/s/ LINDA C. HELLER Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)