Form 10-Q
period 2010-10-03
POWER ONE INC
filed 2010-11-12
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 3, 2010
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

         As of November 9, 2010, 106,672,217.00 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
NET SALES	$314,045	$100,129	$680,971	$289,138
COST OF GOODS SOLD	184,936	76,940	426,727	233,943

GROSS PROFIT	129,109	23,189	254,244	55,195
EXPENSES:
Selling, general and administrative	19,280	14,121	52,479	40,960
Research and development	8,959	7,164	25,905	21,906
Amortization of intangible assets	360	385	1,093	1,159
Restructuring costs	—	655	3,443	5,668
Asset impairment	—	—	409	—
Goodwill impairment	—	—	—	56,999

Total expenses	28,599	22,325	83,329	126,692

INCOME (LOSS) FROM OPERATIONS	100,510	864	170,915	(71,497)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	50	—	76	222
Interest expense	(1,249)	(2,178)	(5,284)	(6,514)
Gain (loss) on extinguishment of debt	—	160	(5,658)	8,608
Other income (expense), net	(2,954)	528	(1,432)	376

Total interest and other income (expense), net	(4,153)	(1,490)	(12,298)	2,692

INCOME (LOSS) BEFORE INCOME TAXES	96,357	(626)	158,617	(68,805)
PROVISION FOR INCOME TAXES	33,079	1,510	66,037	1,104

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	63,278	(2,136)	92,580	(69,909)
EQUITY IN EARNINGS OF JOINT VENTURE	441	104	902	379

NET INCOME (LOSS)	$63,719	$(2,032)	$93,482	$(69,530)

PREFERRED STOCK DIVIDEND AND ACCRETION	859	844	2,565	1,350

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$62,860	$(2,876)	$90,917	$(70,880)

BASIC EARNINGS (LOSS) PER SHARE	$0.53	$(0.03)	$0.84	$(0.81)

DILUTED EARNINGS (LOSS) PER SHARE	$0.40	$(0.03)	$0.61	$(0.81)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	102,061	88,134	92,938	88,001

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	144,193	88,134	142,034	88,001

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	October 3, 2010	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194,589	$89,553
Accounts receivable:
Trade, less allowance for doubtful accounts: $4,052 at October 3, 2010; $3,946 at January 3, 2010	205,976	119,783
Other	5,035	2,763
Inventories	125,701	73,173
Prepaid expenses and other current assets	17,335	10,612

Total current assets	548,636	295,884
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $85,193 at October 3, 2010; $88,218 at January 3, 2010	56,539	48,906
INTANGIBLE ASSETS, net	17,052	18,602
OTHER ASSETS	6,931	7,943

TOTAL	$629,158	$371,335

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$—	$504
Accounts payable	187,559	89,074
Restructuring reserve	829	6,866
Long-term debt, current portion	1,288	1,269
Other accrued expenses	107,518	38,080

Total current liabilities	297,194	135,793
LONG-TERM DEBT, net of current portion	38,387	78,146
OTHER LIABILITIES	36,470	16,281

Total liabilities	372,051	230,220
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at October 3, 2010 and January 3, 2010; liquidation preference $1,000 per share plus accumulated dividends.	19,326	18,533
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 103,924 and 88,239 shares issued and outstanding at October 3, 2010 and January 3, 2010, respectively	104	88
Additional paid-in capital	634,746	620,261
Accumulated other comprehensive income	46,483	39,267
Accumulated deficit	(443,552)	(537,034)

Total stockholders' equity	237,781	122,582

TOTAL	$629,158	$371,335

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$93,482	$(69,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,821	12,488
Undistributed earnings of joint venture	(902)	(379)
Goodwill impairment	—	56,999
Asset impairment	409	—
Change in fair value of derivative liability	(624)	(290)
Stock compensation	3,566	1,449
Foreign exchange (gain) loss	2,231	(5,654)
Deferred income taxes	2,207	(2,968)
Net (gain) loss on debt extinguishment	5,658	(8,608)
Net loss on disposal of property and equipment	108	18
Changes in operating assets and liabilities:
Accounts receivable, net	(87,416)	41,586
Inventories	(51,163)	25,949
Prepaid expenses and other current assets	(6,827)	685
Accounts payable	94,724	(32,275)
Other accrued expenses	13,873	3,218
Restructuring reserve	(6,037)	1,734
Income taxes payable	55,913	3,753
Other liabilities	16,108	(1,270)

Net cash provided by operating activities	147,131	26,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(16,249)	(3,646)
Proceeds from sale of property and equipment	370	6
Other assets	(486)	429

Net cash used in investing activities	(16,365)	(3,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	(462)	(14,132)
Proceeds from issuance of long-term debt, net of debt issue costs	—	34,660
Repayments of borrowings on long-term debt	(10,810)	(21,730)
Issuance of preferred stock, net of issue costs	—	21,445
Issuance of common stock, net of tax withholding obligations	3,604	(122)
Repurchases of common stock	(23,026)	—
Dividends paid	(2,364)	(348)

Net cash provided by (used in) financing activities	(33,058)	19,773

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,328	3,886

INCREASE IN CASH AND CASH EQUIVALENTS	105,036	47,353
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,553	28,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$194,589	$75,767

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,756	$5,020
Cash paid for Income taxes	$9,557	$2,095

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the nine months ended October 3, 2010 and September 27, 2009, the Company recorded approximately $0.9 million and $0.4 million, respectively, in "Equity in earnings of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings from the joint venture for which it holds a minority interest.

        During the nine months ended October 3, 2010, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million related to the extinguishment of debt in its consolidated condensed statements of operations. During the nine months ended September 27, 2009, the company paid $20.9 million plus accrued interest to repurchase and extinguish $31.3 million of its 8% Senior Secured Convertible Notes, and recorded a net gain of $8.6 million related to the extinguishment of debt in its consolidated condensed statements of operations.

        During the nine months ended October 3, 2010 and September 27, 2009, an additional $2.3 million and $0.5 million, respectively, of property and equipment had been purchased but not yet paid for.

        During the three months ended October 3, 2010, $34.2 million face value of the 8% Senior Secured Convertible Notes were converted into 17.1 million shares of the Company's stock. The Company accounted for this debt conversion in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
NET INCOME (LOSS)	$63,719	$(2,032)	$93,482	$(69,530)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	18,973	3,092	7,216	1,607

COMPREHENSIVE INCOME (LOSS)	$82,692	$1,060	$100,698	$(67,923)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2010. The operating results for the three and nine month periods ended October 3, 2010 and cash flows for the nine months ended October 3, 2010, are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 2, 2011 or for future periods.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month and nine-month periods ended October 3, 2010 and September 27, 2009 were 13-week and 39-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the nine months ended October 3, 2010 with no impact to the consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

        In October 2009, the FASB issued ASU No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company adopted the requirements of this standard with no impact to the consolidated financial statements.

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

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Embedded Put Options (at January 3, 2010)	$0.7
Change in fair value of derivative liability	(0.6)

Embedded Put Options (at October 3, 2010)	$0.1

        The fair value of the Embedded Put Options was determined using the Binomial model, using a stock price of $9.41, volatility factor of 82%, risk-free interest rate of 0.86%, contractual term of 3.6 years and a probability factor of 8.4%. During the quarter and nine months ended October 3, 2010, the Company recorded an unrealized gain of $0.1 million and $0.6 million, respectively, as other income in the consolidated statement of operations resulting from the change in fair value of the embedded put option.

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

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 10% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using a stock price of $9.41, a volatility factor of 82%, a risk free interest rate of 0.86%, coupon rates of 6%, 8% and 10% and a contractual life of 3.6 years.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 10% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using a stock price of $9.41, a volatility factor of 82%, a risk free interest rate of 0.86%, a dividend yield factor of 10% and a contractual life of 3.6 years.

  •
  The secured notes payable have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

  •
  The fair values of the Company's installment notes were determined using quoted market prices for similar financial instruments.

	October 3, 2010		January 3, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Convertible Notes, due 2019	$236.6	$35.9	$94.5	$35.7
Redeemable Convertible Preferred Stock	152.8	19.3	60.4	18.5
Credit facilities, secured note payable and installment notes	3.8	3.8	5.4	5.4
8% Senior Secured Convertible Notes, due 2013	—	—	84.6	38.8

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.7 million and $1.7 million at October 3, 2010 and January 3, 2010, respectively. During the three and nine months ended October 3, 2010, the Company recorded equity in earnings in joint venture of $0.4 million and $0.9 million, respectively, in its consolidated condensed statement of operations. During the three and nine months ended September 27, 2009, the Company recorded equity in earnings in joint venture of $0.1 million and $0.4 million, respectively, in its consolidated condensed statement of operations. See Note 15.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	October 3, 2010	January 3, 2010
Raw materials	$86.1	$45.6
Subassemblies-in-process	3.8	4.8
Finished goods	35.8	22.8

	$125.7	$73.2

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the nine months ended October 3, 2010 and September 27, 2009 the Company wrote off approximately $6.8 million and $9.6 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended October 3, 2010 and September 27, 2009 the Company wrote off approximately $2.2 million and $2.0 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	October 3, 2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.7	4.0	1.7	13
Customer relationships	5.6	3.2	2.4	7
Other	6.4	4.8	1.6	17

Subtotal	17.7	12.0	5.7	13

Total	$29.1	$12.0	$17.1

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

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews goodwill and intangible assets for impairment annually at the end of August of each fiscal year, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the first quarter of fiscal 2009, the Company tested its goodwill for impairment in accordance with ASC 350-20 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated condensed statements of operations during the nine months ended September 27, 2009.

        Total amortization expense for the nine months ended October 3, 2010 and September 27, 2009 was $1.3 million and $1.4 million, respectively. Of the $1.3 million of expense recorded during the nine months ended October 3, 2010, $1.1 million was recorded as amortization of intangible assets and $0.2 million recorded as cost of goods sold. Of the $1.4 million of expense recorded during the nine months ended September 27, 2009, $1.2 million was recorded as amortization of intangible assets and $0.2 million recorded as cost of goods sold. For the three months ended October 3, 2010 and September 27, 2009, amortization expense was $0.5 million, of which $0.4 million was recorded as amortization of intangible assets and $0.1 million recorded as cost of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

        Estimated amortization expense related to amortizable intangibles for 2010 through 2014 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2010 (remaining three months)	$0.4
2011	1.5
2012	1.3
2013	1.2
2014	0.5

Total	$4.9

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities was approximately $22.2 million at October 3, 2010. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At October 3, 2010, no amounts were outstanding on the credit facilities, and $1.5 million was committed to guarantee letters of credit. After consideration of these commitments, $20.7 million of additional borrowing capacity was available to the Company as of October 3, 2010. The revolving credit agreements do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	October 3, 2010	January 3, 2010
Income taxes payable	$67.4	$12.0
Accrued bonuses	13.1	2.9
Accrued payroll and related expenses	7.4	7.6
Accrued warranties	7.1	4.1
Other accrued expenses	12.5	11.5

	$107.5	$38.1

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

(Unaudited)

NOTE 9—WARRANTIES (Continued)

activity within the warranty accrual account for the nine months ended October 3, 2010 and September 27, 2009 is presented below, (in millions):

	Nine Months Ended
	October 3, 2010	September 27, 2009
Balance, beginning of period	$4.1	$4.0
Charges and costs accrued	14.6	3.1
Less repair costs incurred	(1.4)	(1.8)
Changes due to foreign currency	0.8	0.2

Balance, end of period	$18.1	$5.5

        As of October 3, 2010, $11.0 million of long term accrued warranties was included as a component of other liabilities.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contract in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $7.1 million and $1.3 million as of October 3, 2010 and January 3, 2010, respectively, which is included as part of Other Liabilities in the condensed consolidated balance sheet.

NOTE 10—RESTRUCTURING COSTS and ASSET IMPAIRMENT CHARGES

        A summary of the charges related to the restructuring activity during the three months ended September 27, 2009 and nine months ended October 3, 2010 and September 27, 2009 is as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 27, 2009	October 3, 2010	September 27, 2009
Workforce reduction	$0.4	$—	$5.3
Contract termination costs	—	0.8	0.2
Other facility costs	0.3	2.6	0.2

	$0.7	$3.4	$5.7

        No restructuring charges were recorded during the three months ended October 3, 2010.

        During the second quarter of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. The restructuring plan was accounted for in accordance with ASC 420 and ASC 712, as applicable.

        In connection with the Dominican Republic facility closure, the Company recorded $2.7 million of inventory charges and $0.8 million of accelerated depreciation as part of cost of goods sold in the consolidated condensed statements of operations for the nine months ended October 3, 2010.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—RESTRUCTURING COSTS and ASSET IMPAIRMENT CHARGES (Continued)

Approximately $0.7 and $0.9 million of accelerated depreciation was recorded as part of cost of goods sold in the consolidated condensed statements of operations for the three and nine months ended September 27, 2009, respectively.

        A summary of the restructuring reserve activity during the nine months ended October 3, 2010 is as follows, (in millions):

	Workforce Reduction	Contract Terminations	Other Facility Costs	Total
Balance at January 3, 2010	$5.1	$1.8	$—	$6.9
Restructuring charges	—	0.8	2.6	3.4
Applications of reserve	(5.1)	(1.8)	(2.6)	(9.5)

Balance at October 3, 2010	$—	$0.8	$—	$0.8

        Liabilities established previously in connection with restructurings of the Company's North American operations are expected to be paid over the life of the lease, which extends into 2011. All restructuring charges have been or will be settled with cash.

        During the nine months ended October 3, 2010, the Company recorded asset impairment charges of $0.4 million in connection with its plan to exit the Dominican Republic facility and consolidate certain operations. The charges were accounted for in accordance with ASC 360. No assets were impaired by the Company during the three months ended October 3, 2010 or the three and nine months ended September 27, 2009.

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	October 3, 2010	January 3, 2010
Senior Convertible Notes, due 2019	$35.9	$35.7
Secured note payable	3.6	4.6
2% Installment notes, due 2011	0.2	0.3
8% Senior Secured Convertible Notes, due 2013	—	38.8

Total long-term debt	39.7	79.4
Less current portion	1.3	1.3

Total long-term debt, less current portion	$38.4	$78.1

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company. As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes"). The principal sum of the New Notes is due on May 8, 2019. The Company may force redemption of the New Notes between the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

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

        The Company held 8% Senior Secured Convertible Notes, due 2013 ("8% Notes") that were governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bore interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year. The 8% Notes were convertible, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share). The Company had the right to redeem for cash the outstanding 8% Notes, if on or after June 17, 2010, the closing price of its common stock as reported on The Nasdaq Global Market exceeds for twenty (20) or more trading days out of a thirty (30) consecutive trading day period, 175% of the then current conversion price of the Notes. On July 2, 2010, the Company sent a redemption notice to registered holders of its 8% Notes that called for the redemption of all outstanding Notes on August 11, 2010, the Redemption Date. Pursuant to the terms of the indenture governing the Notes, all Notes outstanding on the Redemption Date would be redeemed at a redemption price of $1,139.29 per $1,000 principal amount Note, which included accrued and unpaid interest, payable in cash. During the three months ended October 3, 2010, all note holders converted $34.2 million face value of the 8% Notes into 17.1 million shares of the Company's stock. The Company accounted for this debt conversion in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

        During the nine months ended October 3, 2010 and September 27, 2009, the Company used $10.0 million net cash to repurchase and extinguish $4.5 million of the 8% Notes and $20.9 million net cash to repurchase and extinguish $31.3 million of the 8% Notes, respectively. The Company recorded a net loss on extinguishment of debt of $5.7 million and a net gain on extinguishment of debt of $8.6 million for the nine months ended October 3, 2010 and September 27, 2009, respectively. During the three months ended September 27, 2009, the Company used $2.2 million net cash to repurchase and extinguish $2.5 million of the 8% Notes and recorded a net gain on extinguishment of debt of $0.2 million.

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at October 3, 2010 and January 3, 2010 related to the notes were $0.2 million and $0.3 million, respectively, bearing interest at 2%. The long-term notes payable agreement requires the Company's subsidiary to provide certain financial reports to the lender but does not require compliance with any financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

Borrowings outstanding under this secured note payable agreement were $3.6 million and $4.6 million at October 3, 2010 and January 3, 2010, respectively, and bore interest at the EURIBOR plus one and one-half percent (2.3% at October 3, 2010). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity.

        At October 3, 2010 and January 3, 2010, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at October 3, 2010 are as follows (in millions):

Year Ending December 31,
2010 (three months)	$0.4
2011	1.2
2012	1.1
2013	1.1
2014	—
2015 and thereafter	36.4

Total	$40.2

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Discovery has now been completed. The claim construction hearing took place in Marshall, Texas on July 13, 2010 and the court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. The parties participated in mediation in September 2010 but were unsuccessful in resolving the dispute. Trial is scheduled to begin December 6, 2010.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

While Power-One currently believes that the damages claimed by SynQor, which are in excess of $20 million, are unsubstantiated, the financial statement impact could be material if SynQor prevailed in its lawsuit and recovered a substantial portion of the claimed damages.

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

        The Company accounts for unrecognized tax positions under ASC 740, "Income Taxes." The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $1.1 million at October 3, 2010 and includes $0.3 million of interest and penalties. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Based on its analysis of uncertain tax positions, the Company decreased its estimate of uncertain tax positions by a net $2.7 million during the nine months ended October 3, 2010. During the nine months ended September 27, 2009, the Company reversed certain reserves for uncertain tax positions of approximately $1.4 million due to a closed tax audit.

        The Company is currently under routine audits by certain tax authorities. Because timing of the resolution and/or closure of these audits is highly uncertain, it is not possible to estimate resulting changes to the amount of unrecognized tax benefits for positions existing at October 3, 2010 and whether such uncertain income tax positions will significantly increase or decrease prior to January 2, 2011; however, developments in this area could differ materially from those currently expected. Such unrecognized tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statement of operations as part of the income tax provision.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—STOCK BASED COMPENSATION PLANS (Continued)

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Non-vested share units granted, in millions	0.6	0.1	1.1	0.2
Weighted average grant date fair value of non-vested share units	$7.29	$1.58	$6.93	$1.30
Stock compensation expense related to non-vested share units, in millions	$1.2	$0.4	$2.7	$1.2

        The fair value of the options and stock appreciation rights granted during the three and nine months ended October 3, 2010 and September 27, 2009 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Risk-free interest rate	2.2%	N/A	2.5%	3.1%
Volatility	80%	N/A	80%	80%
Option life, years	5.4	N/A	5.4	5.4
Dividend Yield	—	—	—	—
Stock options granted, in millions	0.3	—	0.9	0.1
Weighted-average grant date fair value of stock options granted	$6.71	—	$5.68	$0.83
Stock compensation expense related to stock options, in millions	$0.4	$0.1	$0.8	$0.2

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

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Basic EPS
Net income (loss) attributable to common stockholders	$62.9	$(2.9)	$90.9	$(70.9)
Less: undistributed income allocated to participating preferred stockholders	8.7	—	12.9	—

Net income (loss) allocated to common stockholders	$54.2	$(2.9)	$78.0	$(70.9)
Weighted average common shares outstanding (basic)	102.1	88.1	92.9	88.0

	$0.53	$(0.03)	$0.84	$(0.81)

Diluted EPS
Net income (loss) attributable to common stockholders	$62.9	$(2.9)	$90.9	$(70.9)
Add: effect of dilutive convertible debt	1.0		4.7
Less: undistributed income allocated to participating preferred stockholders	6.4	—	8.9	—

Net income (loss) attributable to common stockholders	$57.5	$(2.9)	$86.7	$(70.9)

Weighted average common shares outstanding (basic)	102.1	88.1	92.9	88.0
Common shares issuable assuming dilution	42.1	—	49.1	—

Weighted average common shares outstanding (diluted)	144.2	88.1	142.0	88.0

	$0.40	$(0.03)	$0.61	$(0.81)

        Due to the Company's net loss in the three and nine months ended September 27, 2009, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share. Using the treasury stock method, had the Company been in a net income position for the three-month and nine-month periods ended September 27, 2009, the weighted average common share equivalents of approximately 0.1 million which were outstanding, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three months ended October 3, 2010 and September 27, 2009 were 0.2 million and 14.5 million, respectively, and 1.3 million and 11.4 million during the nine-month periods ended October 3, 2010 and September 27, 2009, respectively.

        During the three and nine months ended September 27, 2009, the Company excluded its convertible securities from the diluted earnings per share computation as the effect would be

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—EARNINGS (LOSS) PER SHARE (EPS) (Continued)

antidilutive. The weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three and nine months ended September 27, 2009 would be anti-dilutive was 47.6 million and 24.7 million shares, respectively. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the three months ended October 3, 2010 and September 27, 2009 was 17.5 million share and during the nine months ended October 3, 2010 and September 27, 2009 the weighted average common share equivalents that were excluded because their inclusion would be anti-dilutive was 17.5 million and 9.1 million shares, respectively.

NOTE 15—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for under the equity method and is recorded on the consolidated condensed balance sheet in other assets. During the three and nine months ended October 3, 2010, the Company recorded $0.4 million and $0.9 million, respectively, related to the Company's equity share in the earnings of the joint venture. During the three and nine months ended September 27, 2009, the Company recorded $0.1 million and $0.4 million, respectively, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture for the three and nine months ended October 3, 2010 and September 27, 2009.

        The Company paid $6.3 million and $2.2 million for inventory purchased from the joint venture during the three months ended October 3, 2010 and September 27, 2009, respectively, and $11.9 million and $11.8 million for inventory purchased from the joint venture during the nine months ended October 3, 2010 and September 27, 2009, respectively. At October 3, 2010, the Company owed the joint venture approximately $2.3 million.

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

(Unaudited)

NOTE 16—SEGMENT INFORMATION (Continued)

design of the Company's internal systems during fiscal 2009, the Company was unable to recast related financial information by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for the three and nine months ended September 27, 2009 is not reported as it is impracticable to do so.

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

        Revenue with respect to operating segments for the quarters and nine months ending October 3, 2010 and September 27, 2009, (in millions):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Sales:
Renewable Energy Solutions	$228.3	$31.1	$452.7	$60.4
Power Solutions	85.7	69.0	228.3	228.7

Total	$314.0	$100.1	$681.0	$289.1

        Operating Income (Loss) by operating segment for the quarter and nine months ended October 3, 2010 is as follows, (in millions):

		Nine Months Ended
	Three Months Ended
		October 3, 2010
	October 3, 2010
Operating Income (Loss):
Renewable Energy Solutions	$106.3	$195.5
Power Solutions	(0.1)	(5.8)

Total segment operating income	$106.2	$189.7

Unallocated amounts:
Restructuring and Asset Impairment	—	(3.9)
Corporate and unallocated	(5.7)	(14.9)

Total	$100.5	$170.9

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 3, 2010 filed with the SEC on March 17, 2010, and all of our other filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Introduction

Overview

        Power-One is organized into two business segments, (or strategic business units, "SBUs"), Renewable Energy Solutions and Power Solutions. The SBUs were created to focus on both the products and services we provide and the customers and end markets we serve. We are a leading designer and manufacturer of energy-efficient power conversion and power management solutions for both the renewable energy and power conversion markets. Our products convert, process and manage electrical energy, in both alternating current ("AC") and direct current ("DC") form, to the high levels of efficiency, quality, reliability and precision required by our customers. Due to the structure of the Company's internal organization and the manner in which expenses were tracked and managed and as a result of the design of the Company's internal systems during fiscal 2009, the Company is unable to recast its financial statements by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for the quarter and nine months ended September 27, 2009, is not reported as it is impracticable to do so.

        Renewable Energy Solutions:    We offer inverters and accessories for the renewable energy market place that includes both photovoltaic/solar and wind applications. In the renewable energy market, we sell a broad product line of inverters that provides our customers with industry-leading efficiency, harvesting power, uptime, reliability, monitoring though software and ease-of-installation. We sell our renewable energy products to distributors/installers, engineering, procurement and construction ("EPC") firms, and original equipment manufacturers ("OEM"). We are engaged in the design and production of inverters for renewable energy products that convert photovoltaic/solar or wind energy (DC) into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 2 kW up to 2.5 MW. The recent acquisition of the assets of a software firm expands our product offering by providing our customers with greater control and monitoring of their renewable energy assets using this software-as-a-service (SaaS) platform.

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

        Our top strategic objective is to grow our market share in both the renewable energy and power conversion markets, while expanding profitability. Our goal is to grow revenue by geographic expansion and new product offerings. To support our objectives, we have launched new product introductions and will continue to invest in our go-to-market strategy by expanding both the sales and service teams and our research and development ("R&D") resources, as well as investing in new market-leading technologies.

        At the beginning of the fourth quarter of fiscal 2010, we strengthened our R&D team through the acquisition of the assets of a software firm. This acquisition included software that provides critical insight into revenue-generating renewable energy assets and provides a remote monitoring and asset management solution, increasing the value to our customers of our inverters, and adding experienced software engineers to our renewable energy SBU. The solutions identify and address problematic assets, allowing energy producers to increase energy harvest and performance ratios, cut the costs of operations & maintenance, reduce operational and financial risk, and improve return on investment. The acquisition enhances our go-to-market strategy, and adds a strong U.S. and worldwide customer base.

        In addition, we are investing in our supply chain and manufacturing capacity. We have expanded our capacity in our European plants and are adding production capacity in the United States, China and Canada to meet the increased demand of the renewable energy market.

        As part of our initiative to increase profitability, we are improving gross margin by driving manufacturing and design efficiencies and focusing our supply chain on targeting cost reductions. While our supply chain organization actively manages component costs, it also manages component shortages that we are currently addressing in both the renewable energy and power solutions businesses in order to mitigate any negative impacts that these shortages may have on material costs and on meeting our customers' demands.

        Lastly, we are continuing our initiatives to strengthen our balance sheet and improve our working capital performance. In an effort to reduce dilution, we repurchased $4.5 million in face value of the 8% senior secured convertible notes due 2013 during the first quarter of fiscal 2010, which resulted in a net loss of $5.7 million. In addition, we repurchased 2.5 million shares of our outstanding common stock in open market transactions for approximately $23 million at the end of the third fiscal quarter of 2010.

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

Results of Operations

Consolidated

        During the first nine months of fiscal 2010, demand in the renewable energy market increased at a rapid rate. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our continued focus on geographic expansion further into Europe and Asia. In addition to increased revenue and order bookings, we have also increased our market share and outpaced the overall market growth in the renewable energy sector.

        Net Sales.    Net sales increased $391.9 million, or 136%, to $681 million for the first nine months of fiscal 2010 from $289.1 million for the first nine months of fiscal 2009. Net sales increased $213.9 million, or 214%, during the third quarter of fiscal 2010 as compared with the same period in 2009. The increase in sales primarily related to the increased demand in the renewable energy market as sales continued to increase in Europe and as sales of our inverters expanded into Asia and Australia. The increase in sales of renewable energy products in the European market was due to the expansion of the renewable energy market promoted by favorable feed-in-tariffs, most notably in Germany.

        Net sales by business segment were as follows, in millions:

	Three Months Ended				Nine Months Ended
	October 3, 2010		September 27, 2009		October 3, 2010		September 27, 2009
Renewable Energy Solutions	$228.3	73%	$31.1	31%	$452.7	66%	$60.4	21%
Power Solutions	85.7	27%	69.0	69%	228.3	34%	228.7	79%

Total	$314.0	100%	$100.1	100%	$681.0	100%	$289.1	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Nine Months Ended
	October 3, 2010		September 27, 2009		October 3, 2010		September 27, 2009
Distributors	$153.0	49%	$32.4	32%	$325.5	48%	$79.9	28%
OEMs	81.4	26%	56.0	56%	196.0	29%	180.1	62%
EPCs	77.9	25%	10.2	10%	155.5	23%	22.8	8%
Service providers	1.7	—%	1.5	2%	4.0	—%	6.3	2%

Total	$314.0	100%	$100.1	100%	$681.0	100%	$289.1	100%

        No customer exceeded 10% of net sales during either the quarters or nine months ended October 3, 2010 or September 27, 2009.

        We define our end-markets based on the customers we serve. Our "Other" end-market category includes the Smart Motor Control market. Net sales for the three and nine months ended October 3, 2010 and September 27, 2009 by end-markets were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Renewable Energy	73%	31%	66%	21%
Network and Telecom Equipment	11%	28%	13%	30%
Computer and Office Equipment	9%	16%	11%	21%
Industrial Equipment	5%	18%	7%	20%
Other	2%	7%	3%	8%

Total	100%	100%	100%	100%

  Gross Profit.

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Gross profit, in millions	$129.1	$23.2	$254.2	$55.2
Gross profit margin	41.1%	23.2%	37.3%	19.1%

        Gross profit for the first nine months of fiscal 2010 was $254.2 million compared with a gross profit of $55.2 million in the comparable period in 2009. As a percentage of net sales, gross margin increased to 37.3% for the first nine months of fiscal 2010 from a gross margin of 19.1% for the same period in 2009. Gross profit for the third quarter of fiscal 2010 was $129.1 million compared with a gross profit of $23.2 million in the comparable period in 2009. As a percentage of net sales, gross margin increased to 41.1% for the third quarter of fiscal 2010 from a gross margin of 23.2% for the same period in 2009. The increase in gross margin during 2010 primarily related to the increased sales volume of products into the renewable energy market as consolidated net sales increased by 136% during the first nine months of 2010 and by 214% during the third quarter of fiscal 2010, as compared with the same periods of 2009. Product mix also improved during the third quarter of 2010 as compared with the same period of 2009 as sales of renewable energy products, which tend to have higher gross margins, increased significantly relative to sales of power products during the quarter.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $11.5 million, or 28%, to $52.5 million for the first nine months of fiscal 2010 from $41.0 million for the same period in 2009. As a percentage of net sales, selling, general and administrative expense decreased to 8% for the first nine months of fiscal 2010 from 14% for the same period in fiscal 2009. Selling, general and administrative expense increased $5.2 million, or 37%, to $19.3 million for the third quarter of fiscal 2010 from $14.1 million for the same period in 2009. As a percentage of net sales, selling, general and administrative expense decreased to 6% for the third quarter of fiscal 2010 from 14% for the third quarter of fiscal 2009.

        Selling expense increased $6.0 million, or 35%, to $23.0 million for the first nine months of 2010 from $17.0 million for the same period in 2009. Selling expense increased $2.2 million, or 39%, to $7.8 million for the third quarter of 2010 from $5.6 million for the same period in 2009. The increase in selling expense was primarily related to increased sales bonuses, commissions, and travel associated with the higher revenue levels achieved during the third quarter and first nine months of 2010. In addition, selling expense increased as a result of our investment in the expansion of the sales and service teams to support our initiative to grow market share and revenue.

        General and administrative expense increased $5.5 million, or 23%, to $29.5 million for the first nine months of 2010 from $24.0 million for the same period in 2009. General and administrative expense increased $3.0 million, or 35%, to $11.5 million for the third quarter of 2010 from $8.5 million for the same period in 2009. The increase in general and administrative expense is primarily a result of an increase in infrastructure to support the revenue growth as well as increases related to management and general bonus plans.

        Research and Development.    Research and development expense increased by $4.0 million, or 18%, to $25.9 million for the first nine months of fiscal 2010 from $21.9 million in the first nine months of fiscal 2009. As a percentage of net sales, research and development decreased to 4% during the first nine months of 2010 from 8% during the same period of 2009. Research and development increased by $1.8 million, or 25%, to $9.0 million for the third quarter of fiscal 2010 from $7.2 million in the third quarter of fiscal 2009. As a percentage of net sales, research and development decreased to 3% during the third quarter of 2010 from 7% during the same period of 2009. The increase in research and development spending was primarily due to our investment in new product introductions and expansion of research and development efforts during the third quarter and first nine months of 2010 as compared with the same period in 2009.

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.1 million for the first nine months of 2010 compared to $1.2 million for the same period in 2009. Amortization of intangible assets was $0.4 million for both quarters ended October 3, 2010 and September 27, 2009.

        Restructuring Charge and Asset Impairment.    During the first nine months of fiscal 2010 and 2009, we recorded pre-tax restructuring charges of $3.4 million and $5.7 million, respectively, and during the third fiscal quarter of 2009, we recorded pre-tax restructuring charges of $0.7 million. No restructuring charges were recorded during the third fiscal quarter of 2010. The restructuring charges were in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Post employment Benefits," as applicable. Under ASC 420, we record employee one-time termination benefits as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required, we record contract termination costs when a contract is terminated or ceases to provide economic benefit to the Company, and we record other associated restructuring costs in connection with the consolidation or closure of our facilities when the liability is incurred. In accordance with the guidance provided under ASC 712, we accrue for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable.

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

        During the nine months ended October 3, 2010, we recorded approximately $3.4 million for facility closure costs related to continuing lease obligations and other costs to close and vacate the facility. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities during the nine months ended October 3, 2010. During the three and nine months ended September 27, 2009, we recorded severance benefits of approximately $0.4 million and $5.3 million, respectively, and facility closure costs related to continuing lease obligations of $0.3 million and $0.4 million, respectively.

        Goodwill Impairment.    In accordance with ASC 350 "Intangibles—Goodwill and Other," we do not amortize goodwill and other intangible assets that are deemed to have indefinite lives. We review goodwill and intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in our market capitalization during the first quarter of fiscal 2009, we tested our goodwill for impairment and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated condensed statements of operations for the first nine months of fiscal 2009.

        Income (Loss) from Operations.    As a result of the items above, income from operations was $170.9 million for the first nine months of fiscal 2010 compared with a loss from operations of $71.5 million for the first nine months of fiscal 2009. Income from operations was $100.5 million for the third quarter of fiscal 2010 compared with income from operations of $0.9 million for third quarter of fiscal 2009.

        Interest Income (Expense), Net.    Net interest expense was approximately $5.2 million for the first nine months of fiscal 2010, compared with net interest expense of approximately $6.3 million for the comparable period in 2009. Net interest expense was approximately $1.2 million for the third quarter of fiscal 2010, compared with net interest expense of approximately $2.2 million for the comparable period in 2009.

        The net interest expense recorded during the three and nine months ended October 3, 2010 related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, and interest related to long-term debt obligations at certain foreign locations. The first nine months of 2010 also included an average of approximately $34 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, which were converted into 17.1 million shares of our common stock during the third quarter of fiscal 2010. The net interest expense recorded during the three and nine months ended September 27, 2009 related to an average outstanding balance of approximately $39 million and $53 million, respectively, of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, as well as interest on the senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, along with interest related to credit facilities and long-term debt obligations at certain foreign locations.

        Gain (Loss) on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for the first nine months of fiscal 2010 compared to a gain on extinguishment of debt of $8.6 million for the first nine months of fiscal 2009. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during the first nine months of fiscal 2010, and approximately $2.5 million and $31.3 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $2.2 million and $20.9 million during the three and nine months ended September 27, 2009, respectively.

        Other Income (Expense), Net.    Net other expense was $1.4 million for the first nine months of fiscal 2010, compared with net other income of $0.4 million for the same period in 2009. Included in net other expense for the first nine months of fiscal 2010 was approximately $0.6 million of gain due to changes in the market value of the embedded derivatives related to the Company's preferred stock. Also included in net other income (expense) for the first nine months of fiscal 2010 and 2009 were losses on foreign currency transactions. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB.

        Net other expense was $3.0 million for the third quarter of fiscal 2010, compared with net other income of $0.5 million for the same period in 2009. Included in net other expense for the third quarter of 2010, were losses on foreign currency transactions of approximately $4.4 million. Net other income for the third quarter of 2009 included gains on foreign currency transactions of approximately $0.2 million.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $66.0 million for the first nine months of fiscal 2010 as compared to a provision for income taxes of $1.1 million recorded during the first nine months of fiscal 2009. The provision for income taxes was $33.1 million for the third quarter of fiscal 2010 as compared to a provision for income taxes of $1.5 million recorded during the third quarter of fiscal 2009. The provision for income taxes recorded during 2010 primarily related to taxes recorded at certain of our profitable European locations and is a result of the increase in revenue and profitability during the third quarter and first nine months of fiscal 2010. The provision for income taxes recorded during the first nine months of 2009 related to taxes recorded at our profitable European locations, partially offset by a tax benefit of approximately $1.4 million related to the reversal of certain reserves for uncertain tax positions due to a closed tax audit.

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

        Equity in earnings of joint venture.    During the first nine months of fiscal 2010 and 2009, we recorded approximately $0.9 million and $0.4 million, respectively, related to our equity share in the earnings of a joint venture. During the third quarter of fiscal 2010 and 2009, we recorded approximately $0.4 million and $0.1 million, respectively, related to our equity share in the earnings of a joint venture.

        Preferred stock dividend and accretion.    During the first nine months of fiscal 2010 and 2009, and in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $2.6 million and $1.4 million, respectively, related to the 10% preferred stock dividend and accretion. Included in expense during the first nine months of 2010 and 2009 were $1.8 million and $0.9 million, respectively, related to preferred dividends declared and $0.8 million and $0.5 million, respectively, related to the periodic accretions under the interest method. During the third quarter of fiscal 2010 and 2009, we recorded $0.9 million and $0.8 million, respectively, of preferred stock dividend and accretion. Included in the expense during the third quarter of 2010 and 2009 was $0.6 million, related to the preferred stock dividend, and $0.3 million and $0.2 million, respectively, related to the periodic accretions under the interest method.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the three and nine months ended October 3, 2010 are as follows, in millions:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue	$228.3	$31.1	$452.7	$60.4
Operating Income	106.3		195.5

        During the three and nine months ended October 3, 2010, demand in the renewable energy market continued to increase at a rapid rate over levels achieved during the same periods of 2009. The revenue growth in the renewable energy market was driven by increased demand in the overall solar market, as well as by our expansion further into Europe and into Asia and Australia. Revenue for the three and nine months ended October 3, 2010 increased by approximately 634% and 649%, respectively as compared with the same periods of 2009. Operating income for the three and nine months ended September 27, 2009 is not disclosed as it is impracticable to do so.

Power Solutions

        Results for the Power Solutions business segment for the three and nine months ended October 3, 2010 are as follows, in millions:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue	$85.7	$69.0	$228.3	$228.7
Operating Loss	(0.1)		(5.8)

        During the three months ended October 3, 2010, revenue increased by $16.7 million, or 24%, as compared with the same quarter of 2009. During the first nine months of 2010, power solutions revenue remained relatively flat at $228.3 million as compared with $228.7 million for the same period of 2009. The constrained component supply in the power conversion market has negatively impacted our power solutions revenue as component shortages and lengthened supplier lead times have hindered our ability to grow revenue during 2010. Operating loss for the nine months ended October 3, 2010 included $3.4 million of charges related to the closure of the Dominican Republic facility, including inventory-related charges and accelerated depreciation. Operating income (loss) for the three and nine months ended September 27, 2009 is not disclosed as it is impracticable to do so.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $194.6 million at October 3, 2010 from $89.6 million at January 3, 2010. Our primary sources of cash in the first nine months of fiscal 2010 consisted of $147.1 million of cash generated from operating activities. Our primary uses of cash in the first nine months of fiscal 2010 consisted of $23.0 million used to repurchase 2.5 million shares of our common stock, $10.0 million used to repurchase approximately $4.5 million of our 8% senior secured convertible notes, $16.2 million for the acquisition of property and equipment, and $2.4 million for dividends paid related to our redeemable convertible preferred stock.

        Cash provided by operating activities of $147.1 million included net income of $93.5 million, as well as increases in accounts payable, accounts receivable, income tax payable, inventory, and other accrued expenses of $94.7 million, $87.4 million, $55.9 million, $51.2 million and $13.9 million, respectively. In addition, cash provided by operating activities was offset by $9.5 million of cash payments related to our restructuring programs and $2.8 million of cash paid for interest. We expect significant impacts to our cash position during Q2 2011 due to cash disbursements to be made in connection with current income taxes due.

        We maintain credit facilities with various banks in Europe and Asia. At October 3, 2010, the aggregate limit on all credit facilities was approximately $22.2 million, with $1.5 million committed for letters of credit, and no amounts outstanding under the credit facilities. After consideration of these commitments, $20.7 million of additional borrowing capacity was available to us as of October 3, 2010. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates.

        At October 3, 2010, the total outstanding balance on our secured note payable held at a European subsidiary was $3.6 million, at a weighted average interest rate of 2.3%. Some credit agreements require our subsidiaries to maintain certain financial covenants and to provide certain financial reports to the lenders. At October 3, 2010, we were in compliance with all debt covenants.

        At October 3, 2010, $36.4 million senior convertible notes due 2019 ("New Notes"), and $23.6 million of convertible preferred stock (at liquidation preference amount) were outstanding. The preferred stock pays quarterly dividends at a rate of 10% per year. The New Notes pay interest semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter. Both the preferred stock and the New Notes are convertible into the Company's common stock (the "Common Stock") at a conversion price of $1.35. The conversion price and exercise price for all instruments are subject to adjustment under certain circumstances. The preferred stock and new notes are redeemable by either the Company or the holders after the fifth anniversary of issuance subject to certain conditions. During the nine months ended October 3, 2010, the Company used $10.0 million net cash to repurchase and extinguish $4.5 million of its Senior Secured Convertible Notes ("8% Notes").

        In accordance with the terms of the 8% Notes, on July 6, 2010, we announced that we had sent a redemption notice to registered holders of our 8% Notes that called for the redemption of all outstanding Notes on August 11, 2010, the Redemption Date. Pursuant to the terms of the indenture governing the 8% Notes, all Notes outstanding on the Redemption Date could be redeemed at a redemption price of $1,139.29 per $1,000 principal amount of the Note, which included accrued and unpaid interest, payable in cash. Pursuant to the terms of the 8% Notes and in lieu of receiving the cash redemption price, holders of the 8% Notes could convert their 8% Notes prior to the Redemption Date into shares of the Company's common stock by delivering a conversion notice to The Bank of New York Mellon Trust Company N.A., calculated at a conversion rate of 500 shares of common stock for each $1,000 principal amount of Notes converted. As of October 3, 2010, $34.2 million face value of the 8% Notes were converted into 17.1 million shares of our common stock.

        We currently anticipate that our total capital expenditures for fiscal 2010 will be in the range of $23 million to $25 million, primarily for capacity expansion into the United States, Asia and Canada, manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures may change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

Year Ending December 31,	Operating Leases(1)	Tax Obligations	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2010 (three months)	$1.2	$—	$0.4	$1.4	$0.6	$3.6
2011	3.7	1.1	1.2	3.4	2.4	11.8
2012	2.6	—	1.1	3.7	2.4	9.8
2013	2.3	—	1.1	3.7	2.4	9.5
2014	2.8	—	—	3.6	0.6	7.0
2015 and thereafter	0.1	—	36.4	15.8	—	52.3

Total	$12.7	$1.1	$40.2	$31.6	$8.4	$94.0

(1)
Our restructuring reserve at October 3, 2010 includes approximately $0.8 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at October 3, 2010 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Euros, where applicable. Additionally, the U.S. dollar equivalent carrying value of Euros denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$236.6
Average Interest Rate						10.5%	10.5%
Variable Rate Secured note payable (EUR 2.6)	$0.3	$1.1	$1.1	$1.1	$—	$—	$3.6	$3.6
Average Interest Rate	2.3%	2.3%	2.3%	2.3%			2.3%
Fixed Rate (EUR 0.2)	$0.1	$0.1	$—	$—	$—	$—	$0.2	$0.2
Average Interest Rate	2.0%	2.0%					2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at October 3, 2010, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of October 3, 2010, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended October 3, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. Discovery has now been completed. The claim construction hearing took place in Marshall, Texas on July 13, 2010 and the court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. The parties participated in mediation in September 2010 but were unsuccessful in resolving the dispute. Trial is scheduled to begin December 6, 2010. While Power-One currently believes that the damages claimed by SynQor, which are in excess of $20 million, are unsubstantiated, the financial statement impact could be material if SynQor prevailed in its lawsuit and recovered a substantial portion of the claimed damages.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        The following is a table summarizing the issuer's purchases of its own equity securities during the three months ended October 3, 2010 (in millions, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—	—	—	—
August	—	—	—	—
September	2.5	$9.19	2.5	7.5

Total	2.5	$9.19	2.5	7.5

        On September 21, 2010, the Company announced that it had received authorization from its Board of Directors to purchase up to 10 million shares of its outstanding common stock in open-market transactions. At October 3, 2010, 7.5 million remains available for purchase in accordance with this authorization. This authorization expires on September 21, 2012.

Item 6—Exhibits

(a) Exhibits
10.1	Employment Offer Letter Effective July 15, 2010 between Power-One, Inc. and Steven Hogge
10.2	Employment Offer Letter Effective August 16, 2010 between Power-One, Inc. and Gary Larsen
10.3	Separation Agreement and Release of Claims Effective August 13, 2010 between Power-One, Inc., and Linda Heller
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer)