Form 10-K
period 2011-01-02
POWER ONE INC
filed 2011-03-16
CIK 1042825

Use these links to rapidly review the document

PART IV
FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on July 2, 2010, as reported by NASDAQ Global Market on that date was approximately $587,108,940

         As of March 4, 2011, 104,143,546 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 2, 2011 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1—BUSINESS

Overview

        Power-One is a leader in high efficiency and high density power supply products for a variety of industries. Our products convert process and manage both alternating current (AC) and direct current (DC) to meet the high levels of quality, reliability and precision required by our customers.

        In 2010, we established two Strategic Business Units (SBU), the Renewable Energy Solutions SBU and the Power Solutions SBU, to address the two different market segments we serve. (See Part IV. Item 15. Note 15).

        The Renewable Energy Solutions SBU sells a broad product line of high-efficiency inverters that provide our customers with better power harvesting, longer uptime, a wide range of service offerings and ease-of-installation. We are the world's second largest designer and manufacturer of photovoltaic inverters, selling string inverters to residential and commercial users, and central inverters for large commercial users and utility applications. Our renewable energy products are among the best in the industry to enable the highest yielding conversion of power from both solar arrays and wind farms, providing customers with a better return on investment and a lower total cost of ownership. And through a recent acquisition, we offer our customers software with data-driven life-cycle management solutions that include portfolio and asset management, event management and analytics.

        Our Power Solutions SBU provides AC/DC converters, DC/DC converters and network power systems for data center applications, including routers, data storage, servers, wireless communications, and optical networking. We also target industrial applications such as transportation and semiconductor test equipment. With hundreds of different standard products and the ability to create custom and semi-custom products, we have one of the most comprehensive product lines in the power conversion and power management industry.

        We design, manufacture, sell and service our products globally and have significant resources in Europe, North America and the Asia-Pacific region. For our Renewable Energy Solutions SBU, we strive to maintain a flexible manufacturing footprint and operate manufacturing and supply facilities in each major region in which we operate. For our Power Solutions SBU, we maintain manufacturing centers in Asia and Europe to efficiently supply the higher volumes demanded in these markets. We have established five research and design centers in North America, Europe and Asia with over two hundred design engineers to support product development.

        No customer accounted for more than 10% of our sales during the years ended January 2, 2011 ("Fiscal 2010"), January 3, 2010 ("Fiscal 2009"), or December 28, 2008 ("Fiscal 2008"). However, see "Risk Factors—We rely on a few major customers for a material portion of our business and the loss of any of those customers, or a change in our product mix, could reduce our net income and operating results."

        We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware on January 1, 1996. On June 14, 2010, we consummated a reorganization pursuant to which we merged with and into a newly-formed corporation incorporated in the state of Delaware. The surviving corporation was immediately renamed "Power-One Inc."

Industry Background

        The renewable energy, power conversion, and power management industries are comprised of a few large vendors as well as a number of smaller companies that focus on specialized products. The renewable energy market is one of the fastest growing markets in the power industry, with industry analysts estimating that the market will grow at a compound annual growth rate (CAGR) of over 20%

through 2014. The power conversion market, which includes the Networking and Telecom Equipment (NTE), Computer and Office Equipment (COE) and Industrial sectors, among others, is expected to grow at a 5-7% CAGR from 2011 through 2014 according to IMS Research. In 2009, the power conversion and power management products were negatively influenced by the global economic recession, as industry sales decreased approximately 15-20%, according to market studies.

        Longer term, we believe the following key trends will continue to drive demand for renewable energy inverters and power conversion and power management products:

        Increasing Demand for Renewable Energy.    With global power needs expected to double by 2025, according to the U.S. Department of Energy, suppliers and users of electricity are seeking renewable sources of energy, with both public and private global investment driving the emerging market for renewable energy. Concern about the supply of traditional energy sources, including oil and natural gas, global warming and the need to minimize the carbon footprint of the power generation industry have prompted wide-spread legislation throughout the globe based on broad goals outlined in the Kyoto Protocol, an international agreement calling for the reduction of greenhouse gases. The outcome of this treaty has created a large number of country and local-level mandates and subsidies aimed at encouraging the emerging market for renewable forms of energy for electricity production. For example, certain European countries, such as Germany, Italy, France and the United Kingdom, have adopted Feed in Tariffs (FIT) whereby the government will pay approximately $0.30 to $0.40/ kWh over a 20-year time period for energy fed back into the utility grid. These incentives are intended to bring the production cost of electricity from renewable sources to parity with power generated from fossil and other fuels, thereby encouraging creation of energy from clean, renewable sources. See "Risk Factors—Much of our business is subject to risks associated with operations in foreign countries."

        This convergence of energy needs and environmental concerns has resulted in significant growth in the markets for solar (or photovoltaic [PV]) energy and for wind energy. These renewable energy technologies have the further advantages of low carbon footprint and distributed architectures, which allow for both small and scalable investments by residences, businesses and utilities. As solar and wind energy have gained scale, they have become more economically viable and are attracting worldwide investment in R&D and manufacturing.

        While renewable energy sources still meet only a small percentage of total global energy demand, solar and wind capacity are growing rapidly. Industry sources estimate that in 2010, approximately 17.5 GW of solar capacity came on line, an increase of approximately 119% over 2009. According to the Global Wind Energy Council (GWEC) and Jefferies & Co., 36 GW of wind generation were installed in 2010, versus 37 GW in 2009 and 27GW in 2008. Growth has been particularly strong in Europe, where the European Union's ("EU") goal to increase the share of renewable energy as a percent of total energy delivery to 20% in 2020 is driving the market. Despite continued dependence on government subsidies and the current credit-constrained environment, solar and wind energy are expected to continue to experience strong growth based on commitments by governments to support renewable energy sources and the continued decline of production costs for solar and wind systems, making them increasingly competitive with traditional energy sources.

        Currently, legislation in multiple countries supports grid-tie rooftop systems installed by commercial and residential users and centralized PV generation by independent power providers and utilities. Roof-top systems generate all or some of the energy needed by the user and sell back excess power to the grid, particularly during peak generating times. Because solar energy still costs more per watt than grid-supplied electricity, the industry is reliant on various subsidies. PV technology is expected to reach grid parity, that is the cost of power from PV will equal the price of conventional power delivered to the user, in major regions within the next three to five years, having already reached grid parity in certain areas that do not have access to traditional energy sources and have high solar irradiance. It is expected that if prices decline enough to make solar energy competitive with traditional energy sources, the market size would increase further, as solar would become more widely adopted by utilities. Wind energy has already reached grid parity in certain locations. IMS Research predicts that renewable energy on average will reach grid parity by 2014.

        Solar and wind energy generation systems require inverters to convert electricity to feed it back to the grid. In 2010, we estimate that the market for solar inverters was over $5.0 billion, and wind inverters were over $2.0 billion. Inverters represent approximately 5-7% of the cost to install a solar system and approximately 3-5% of the cost to install a wind system. They are sold through multiple channels, including directly to the end user, or through distributors, systems integrators and OEMS. In 2009, we estimate the market for solar and wind inverters was approximately $4.0 billion, comprised of $1.8 billion for solar inverters and $2.2 billion for wind inverters. In 2008, we estimate the market for solar and wind inverters was at $2.8 billion, comprised of $1.3 billion for solar inverters and $1.5 billion for wind inverters. The primary geographic market for PV installations has traditionally been in Europe, while Asia and North America are also beginning to see significant PV investment. Wind turbine installations also initially gained strength primarily in Europe, but have seen rapid adoption in North America, Asia and other regions in recent years.

        PV inverters are generally classed as either string inverters, which are typically used in rooftop applications for residences or small commercial use, or central inverters, which are predominately used for ground-mounted solar installations for larger commercial and utility applications. Power-One's string and central inverters utilize technologies that are optimized for either crystalline or thin-film solar panels.

        Increasing Amounts of Power Required by the Communications Infrastructure Industry.    With the development and proliferation of data centers and their related infrastructures, as well as the Internet, wireless communications, broadband applications, server and storage farms and other new technologies, recent years have witnessed unprecedented growth in the volume of information transmitted globally. We believe that the volume of broadband communication and data center usage will continue to drive a higher demand for infrastructure power and will further increase the demand for power conversion and power management products.

        Increasing Demand for High Conversion Efficiencies, High-Density Power and Digital Power Management.    Recent efforts in the European Union, the United States and China to reduce energy consumption are increasing the demand for high conversion efficiencies and digital power control. In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations, are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer's power delivery and reduce the energy consumed when the computer is in an inactive state. Because a large portion of electrical energy waste occurs during the power conversion process, power supply companies have an opportunity to improve conversion efficiency and meet this market demand. Our AC/DC Front-end power supplies have met the target efficiency set forth by the Climate Savers as the Platinum standard within the single-output category, requiring a 94% minimum efficiency rating at 50% of rated output. Our digital power technologies allow us to achieve levels of power conversion efficiency and control that are not possible with analog designs. Higher conversion efficiencies help reduce overall power usage, and therefore cut greenhouse gas emissions and total cost of infrastructure ownership.

        In addition, the digital power management market has grown as a result of the need for high-density power. Circuit boards continue to shrink despite becoming more complex, creating the need for high-density and more intelligent AC/DC and DC/DC power supplies. As the number of elements increases on circuit boards to provide more functionality, the available space for power supplies is increasingly limited. The use of digital power and digital control techniques can contribute to improved conversion efficiencies of AC/DC and board mounted DC/DC power supplies across a wide range of conditions. Digital power technologies enable the OEM to utilize increased points-of-load in their products, increasing the end products' computing capabilities and performance. Digital power management reduces the footprint of DC-DC converters while increasing the product efficiency. We believe this market will be one of the fastest growing markets in power management.

        Increasing Demand for High Reliability Power from Network Power Systems.    Power demands from the proliferated use of internet-enabled devices, such as routers or mobile phones, is significantly different from the power provided by the electric utility grid. The electric utility grid supplies acceptable power quality, or power that is free from surges, spikes, or sags, 99.9% of the time, resulting in the equivalent of nine hours per year of interrupted, or unavailable, power. These nine hours of downtime often occur in many isolated interruptions of very short duration. In traditional industries, a brief interruption of power only interrupts operations for the time that the power is actually unavailable. For a modern communications network, however, a minor power disturbance or brief interruption could cause equipment to crash and significantly shorten the life-span of electrical components. A network crash could result in several hours of downtime, including the time necessary for complex microprocessor-based equipment to reboot and regain power. This downtime could lead to significant lost revenue and customer dissatisfaction. As a result, communications network operators demand significantly more reliable power than that provided by the electric utility grid. We believe this demand will increase as wireless communications, broadband applications and other new technologies become more pervasive in society and as society becomes more dependent on their reliability.

Our Strategy: Powering the Renewable Energy, Data Center and Communications Markets

        Our primary objective is to continue to be a worldwide leader in energy-efficient power conversion and power management equipment for the global renewable energy, data center, communications equipment, industrial and telecommunications network power markets. To achieve this objective, we plan to do the following:

        Continue to Invest in Renewable Energy.    In 2007, we entered the commercial solar market with a series of inverter products that today range in power from 2 kW to 500 kW. Our products allow for the harvest of high levels of solar energy using single and multiple PV arrays, multiple channel and high-speed maximum power point tracking (MPPT). They operate across a wide range of voltages for longer periods of energy harvesting and high reliability.

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

        Expand Product Lines in Renewable Energy.    We are developing leading-edge products for future solar and wind technologies. We continue to expand our renewable energy product line to match global requirements for indoor and outdoor (NEMA3R) applications and we are investing in design and test capabilities to increase efficiency, provide higher power density products and guarantee the long-term reliability of our products.

        Continue to Expand into Adjacent Markets on a Global Basis.    Over the years, we expanded both the breadth of our product technologies and geographic reach of our business. While a majority of the renewable energy products were shipped to Europe, the world's largest market for PV installations, we expanded our product line to meet the needs of customers in North America and Asia. In addition, we established design, manufacturing and service operations in these new locations in order to more rapidly respond to customer needs. We believe the North American and Asian markets provide substantial opportunities for growth in the next 12-18 months and beyond.

        Target Data Center and Communications Markets.    We continue to invest in our power solutions in order to target the growing market for higher efficiency and higher density power supplies. This market is being driven primarily by the building of large data centers necessary to support the proliferation of wireless and internet-enabled communication devices around the globe. The high power demands of the data centers put them at the forefront of greenhouse gas reduction initiatives and efforts to reduce operational costs due to the global economic downturn. We believe our high efficiency, high density and digital power management technologies are creating significant opportunity for growth in these markets over the next several years.

        Continue to Support Industrial Markets.    We continue to support and invest in our robust line of standard products that allow us to compete successfully across many different industrial end-market applications. The high margins in these less cost-sensitive applications help improve our margin profile. While this market has not been as sensitive to energy efficiency pressures as the computing market, we believe it will be increasingly affected as efficiency gains are harder to achieve in other markets.

        License our digital power management technology.    We began licensing our digital power management technology, for which we have over 32 patents and over 800 claims, to semiconductor and modular power companies in 2008. The typical terms of these non-exclusive licenses include an upfront fee plus royalties paid through a termination date that is based on the last-to-expire of the licensed patents. Currently, we have field of use licensing agreements with Linear Technology Corporation, Infineon Technologies AG, CUI Inc., Powervation Ltd., Texas Instruments, Ericsson Modules, Maxim Integrated Circuits, Lineage Power Corporation and Emerson. We expect additional companies to license our digital power technology patents during 2011.

Our Products

        We design, develop, manufacture and market our products, which are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Renewable energy inverters harvest either solar or wind energy converting the DC power from solar panels or variable AC from wind turbines into conditioned AC energy for transportation on the grid. Power conversion products generally convert one voltage into another voltage (AC-to-DC) or modify the voltage being delivered (DC-to-DC), while power management products generally manage multiple voltages and provide other functionality.

        Depending on our customer's needs, including the balancing of cost and time-to-market of new products, we offer standard, modified-standard and custom-designed products. Standard products refer to products that are standard to a particular manufacturer, while modified-standard products refer to standard products of a manufacturer that can be easily modified to meet a customer's particular application. Because they have already been designed and manufactured, standard and modified-standard products allow our customers to reduce their time-to-market and minimize costs for new product introductions. Custom products are usually designed to meet the specifications of a unique customer application and may require significant tool and die costs and four-to twelve-month lead-times from conception through production.

        Our products can be classified into the following main groups: renewable energy inverters and associated products, AC/DC power supplies, DC/DC converters, DC power systems and a category of other products, including smart motor controls. Our silicon board power management products fall into the DC/DC converter category. These categories can be distinguished based on their location within a system, and on their size and function.

Renewable Energy (RE) Inverters:

  •
  convert solar (photovoltaic or "PV") or wind energy into useable grid connected power;

  •
  power a range of 2 kW to 2.5 MW;

  •
  provide software technologies to enhance control and product yield;

  •
  offer conversion efficiencies up to 98% for use in residential, commercial, and utility-grade solar panels and wind turbine farms; and

  •
  provide monitoring of the renewable energy systems and enterprise by providing software-as-a-system (SaaS) platform.

AC/DC power supplies:

  •
  convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage;

  •
  are typically embedded within the equipment that they are powering;

  •
  may be standard, modified-standard or custom-designed;

  •
  are used primarily in networking systems, network servers and storage, and industrial equipment; and

  •
  include increasing product efficiency (>90%) and power densities (>20w/cu3).

DC/DC Converters ("Bricks") and POL Converters (including Digital Power Management):

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

Restructuring

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. As a result, we reduced our global headcount by approximately 1,300, or 29% of our workforce, and incurred restructuring charges of approximately $11.4 million during the two years ended January 2, 2011. The plan was completed during the second quarter of 2010. Through implementation of these actions, we were able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. During the two years ended January 2, 2011, we recorded severance benefits of approximately $7.1 million, and facilities closure charges of approximately $4.3 million related to exiting our factory in the Dominican Republic, all of which were settled in cash.

Reorganizaion

        During 2010, we adopted a plan of reorganization (the "Reorganization") intended to better protect our substantial net operating loss carryforwards ("NOLs") by engaging in a two step merger, following which the Company was merged with and into New Power-One, Inc. ("New Power-One"), a newly formed company subsequently renamed "Power-One, Inc." The Reorganization was approved at the annual shareholders meeting on May 24, 2010 and consummated on June 14, 2010. The NOLs can benefit us by offsetting our U.S. federal taxable income dollar-for-dollar by the amount of the NOLs, thereby reducing or eliminating our U.S. federal corporate income tax (other than the U.S. federal alternative minimum tax) on such income. However, if there is an ownership change of the Company for tax purposes, significant limitations will be imposed on our use of the NOLs. Pursuant to the Reorganization, our charter contains restrictions on transfers of our capital stock that will reduce the risk of an ownership change for tax purposes. The purpose of the transfer restrictions is to help preserve the long-term value to us of our accumulated NOLs. At the same time, we terminated our Shareholder Rights Plan.

Sales and Marketing

        We market our products through a global sales force. We have direct sales offices in Europe, North America, China, Singapore, Middle East, Australia, and are expanding into India. Our direct sales force works closely with existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers' expected applications. Our direct sales force is augmented by an extensive network of manufacturers' representatives and distributors.

Service

        During 2010, we established a geographically-focused service program in order to provide service support to our renewable energy customers. Our renewable energy customers are purchasing a full solution to solve their business needs beginning with the base product and carried through the installation, service and maintenance of the system. Services include repair, technical support, on line support, monitoring and system integration. The services will vary based on customer geographic location, customer type, sales channel, product range, operating capability, and commercial requirements. Our service program includes both internal resources as well as 3rd party companies. In addition to service offices, we also have strategically located repair depots across Europe, China, Australia and North America in order to provide customers with pre-sale and post-sale support services.

Research and Development

        We have spent and expect to continue spending significant capital on research and development efforts related to power conversion and power management technology. We spent approximately $23.2 million on research and development ("R&D") in 2010, approximately $15.6 million in 2009, and approximately $23.7 million in 2008. We have established engineering and design centers in areas that are strategically located for servicing our customers and where we have strong access to technical talent. Our engineering and design center in the United States is located in Carlsbad, California. We also operate engineering and design centers in Uster, Switzerland; Dubnica and Vahom, Slovakia; Valdarno, Italy; and GuangMing, China. During the first quarter of 2009, we closed our engineering and design center in Santo Domingo, Dominican Republic. Additionally, we have engineering staff at each of our manufacturing facilities as well as engineering teams at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

        At the beginning of the fourth quarter of fiscal 2010, we strengthened our renewable energy solutions R&D resources through the acquisition of the assets of a software firm. This acquisition included software that provides critical insight into revenue-generating renewable energy assets and provides a remote monitoring and asset management solution, increasing the value to our customers of our inverters, and added experienced software engineers to our renewable energy segment. The solution identifies and addresses problematic assets, allowing energy producers to increase energy harvest and performance ratios, cut the costs of operations & maintenance, reduce operational and financial risk, and improve return on investment.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at low cost. The use of surface mount technology, or SMT, permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly improved our product development processes and increased production capacity and it has also improved our product quality. We also have outsourcing arrangements with contract manufacturers in Asia.

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

        As our customers' operations expand internationally, they increasingly require that their power products meet or exceed established international safety and quality standards. We therefore design and manufacture our power conversion and power management products in accordance with the certification requirements of many international agencies, including the Underwriters Laboratories in the U.S., the CSA International in Canada, and TUV Product Service for the European market. Our renewable energy products are designed to meet local safety requirements in each respective country in which products are sold. In addition, various products may be tested to Network Equipment-Building System requirements for the U.S. telecommunications market and to European Telecom Standard Institute requirements for the European Union telecommunications market.

        We have manufacturing operations in the United States, China, Italy and Slovakia. Production of our silicon-based products is entirely outsourced to contract manufacturers. All of our manufacturing facilities are ISO certified. In addition to our own facilities, we utilize low-cost contract manufacturing in several locations around the world, although most of our contract manufacturers are located in Asia.

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

        We occasionally use components or other materials that we can only obtain from a single source. We may seek to establish long-term relationships with such suppliers and we have volume purchase agreements with certain suppliers of key items. This practice enables us to maintain a more constant source of required supplies and produces cost savings through volume purchase discounts.

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. The 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our customers are able to cancel or modify their orders up to 60 days prior to delivery without penalty. In addition, a significant portion of our revenue is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Under a VMI program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

Competition

        In the renewable energy market, we compete with a number of companies, some of which are larger than Power-One, and have broader product portfolios and well-established distribution channels. Our competitors include SMA Solar Technology (Germany), Fronius International (Austria) KACO New Energy, Inc. (Germany), and Siemens (Germany) with new entrants into the market including General Electric (United States) and Delta (Taiwan). We compete on the basis of quality, reliability, technology, service, brand recognition, and on-time delivery. We believe that technological performance is the most important characteristic in gaining brand recognition and increasing market share and is the primary reason behind the significant growth in our revenue from the renewable energy market.

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

        We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are:

        Broad Product Line.    We offer a broad range of products in both SBUs ranging in power from one watt to 2.5 megawatts. Our smaller products are no larger than a fingernail, while our larger DC power systems and renewable energy inverters can weigh over 3 tons. With millions of potential current and voltage configurations, our diverse product line offers our customers a one stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network. In addition, we offer a broad product line for renewable energy, with products for both wind and solar.

        Leading Design and Development Capabilities.    There are a limited number of highly skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative of such engineers through our hiring efforts and through strategic acquisitions. Furthermore, we have been effective at maintaining a high retention rate among our technical staff. This team of engineering talent has allowed us to consistently upgrade to new generations of power conversion and power management products, each of which has outperformed prior products with higher power density and smaller size. It has enabled us to become a market leader in the segments in which both SBUs compete.

        Our design centers are equipped to deliver innovative designs for the renewable energy and power conversion and power management markets. In addition to excellent engineering resources, we equipped our laboratories with design and simulation software, advanced test equipment and product certification capabilities. Design activities are governed by marketing defined product roadmaps and custom requirements. To satisfy technological advances we collaborate with leading universities. Our main technology focus is; advanced circuit topologies, digital controls, innovative packaging and thermal management technologies, as well as cost competitive designs. Our products achieved the following performance differentiating features:

  •
  Renewable Energy

  •
  High energy harvesting

  •
  High power conversion efficiencies

  •
  High-speed and multiple channel maximum power point tracking (MPPT)

  •
  Broad range of voltage inputs

  •
  Field-proven reliability and high availability

  •
  Power Conversion (AC/DC and DC/DC Board Mounted Power):

  •
  High power densities

  •
  High efficiencies

  •
  Digital controls

        Reputation for Quality and Reliability.    We have been in the power conversion and power management product industry since 1973. By establishing rigorous internal quality control programs, we believe that we have been able to provide our customers with products that are highly reliable.

        In the renewable energy industry, the inverter is seen as a single point of failure and the critical component in the PV array or the wind turbine. As a result, the operators cannot afford to have their system fail due to product failure. Our inverter products have established a reputation for high reliability, with longer uptimes and longer mean-time between failures than many of our competitors, due in part to our modular design and other engineering factors. We believe this is a major factor in our recent market share growth in the inverter industry.

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

Intellectual Property Matters

        We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 116 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additional U.S. and foreign patent applications are pending. We hold 10 U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant. See "Risk Factors—We face, and might in the future face, intellectual property infringement claims by competitors and actions by foreign governments that could adversely affect our intellectual property rights, which in turn could adversely affect our sales."

Employees

        At January 2, 2011, we employed 3,470 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	2,734
Research and development	395
General and administrative	173
Sales and marketing	168

Total	3,470

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Richard J. Thompson	61	President and Chief Executive Officer
Gary R. Larsen	47	Senior Vice President, Finance, and Chief Financial Officer
Alexander Levran	60	President, Renewable Energy Solutions
Neil Dial	59	Senior Vice President, Operations
Steve Hogge	53	President, Power Solutions
Tina D. McKnight	53	Secretary and General Counsel

(1)
As of March 15, 2011

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

Gary R. Larsen. Mr. Larsen joined Power-One in August 2010 as our Senior Vice President, Finance and Chief Financial Officer. Before joining us, Mr. Larsen was most recently serving as the CFO of AuthenTec, Inc., a provider of security identity management and touch control solutions since December 2006. Prior to joining AuthenTec, Mr. Larsen served as the CFO of Artesyn Technologies, Inc., a global power conversion and embedded systems manufacturer from May 2005 until November 2006, and as Artesyn's Controller from May 1999 until April 2005. Mr. Larsen also has held various financial positions with W.R. Grace & Co., from April 1988 until April 1999, and was with KPMG Peat Marwick LLP prior to joining W.R. Grace. Mr. Larsen holds a BS in Finance and Accounting from State University of New York at Buffalo and an M.B.A from New York University.

Alexander Levran. Dr. Levran, who joined Power-One, Inc. in January 2007 as Chief Technology Officer, became the President of the Renewable Energy Solutions SBU in April 2010. Dr. Levran previously served as Executive Vice President and Chief Technology Officer of Magnetek, Inc. from July 1993 to December 2006. Dr. Levran received his B.S.E.E., and M.S.E.E. from Technion-Israel Institute of Technology, Haifa, Israel. He received his Ph.D. in Electrical Engineering from Polytechnic Institute of NY. Dr. Levran is a Director of the Power Sources Manufacturers Association, and is active in other industry associations and standards bodies. Dr. Levran holds a number of U.S. and foreign patents in the field of power conversion and electronics.

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

Steve Hogge. Mr. Hogge joined the Company in July 2010 as President of the Power Solutions SBU. Prior to joining the Company, Mr. Hogge held several senior management positions at Cooper Industries from 1998 to June 2010 including serving as Vice President and General Manager for Cooper Bussmann's Electronics and Transportation business units, as well as serving as Managing Director of Bussmann's Asia Pacific operations. Prior to Cooper, Mr. Hogge also held senior management positions at Bourns Inc. and Raychem Corporation. Mr. Hogge holds an MBA from New York University's Stern School of Business and a B.S. in Electrical Engineering from the U.S. Naval Academy, Annapolis MD.

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

ITEM 1A—RISK FACTORS

        We are a worldwide organization and leading designer and manufacturer of inverters for the renewable energy industry and make hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters, and power management products for the servers, storage, networking, network power systems and industrial markets. We sell our products to original equipment manufacturers ("OEM"), distributors, engineering, procurement and construction ("EPC") firms, and service providers who value quality, reliability, technology and service. We have established a broad and global customer base.

        Our future results of operations are subject to risks and uncertainties over which we have limited control and which could cause our actual results to differ materially from our expectations. We are subject to all of the business risks facing manufacturing companies, including business cycles and trends in the general economy, financial market conditions, demand variations and volatility, potential loss of key personnel, supply chain disruptions, government legislation and regulation, and natural causes. The following list of risk factors is not all-inclusive. Other factors and unanticipated events could adversely affect our financial position or results of operations. We believe that the most significant potential risk factors that could adversely impact us are the following:

Changes in demand or downturns in the renewable energy, communications infrastructure, server/storage or industrial markets could affect our business and profitability.

        A majority of our sales in the past year have been to companies in the renewable energy industry. We expect our sales to renewable energy companies to continue to be significant in the future, and we are also pursuing customers in other industries, including the server/storage, network power systems , communications, medical, defense and transportation industries, among others. All of these industries are highly cyclical and may experience downturns. These industries also experience volatility, and future volatility as well as downturns in any of these industries, or any failure of these industries to recover from downturns, could materially harm our business and profitability. Likewise, if we have difficulty managing growth in this business, it could materially and adversely affect us. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our or our customer's products.

Feed-in tariff and subsidy reductions could impact revenue and results of operations in the renewable energy markets.

        Feed-in tariffs have been a significant driver in the growth of the solar industry, with countries throughout the world providing incentives to spur adoption of renewable energy. While many countries, including the United Kingdom, certain regions in the United States and Canada, India and China, are beginning to adopt feed-in tariffs and varying subsidies, others are re-evaluating the level of incentive they wish to provide. A number of countries, including Germany, Italy and the Czech Republic, have proposed reductions to their feed-in tariffs. As we do significant business in these regions, the proposed reductions could negatively affect the results of our operations. Such a reduction in the feed-in tariff, including any potential further reductions, could result in a significant decline in demand and price levels for renewable energy products, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to anticipate trends in the mix of renewable energy and power conversion products that our customers will demand may adversely affect our business.

        During 2007 and 2008, we entered the solar and wind markets which are fast growing markets in their infancy, and the trends within the industry have not yet been well established. Failure to forecast trends within the industry, may negatively impact us if we are not able to fulfill our customers' needs.

While we are investing in expanding our worldwide sales and service, in Europe, North America and Asia, in order to focus on our customer's needs and better align our strategy to meet those needs, there can be no assurance that such investments will result in increased revenue or allow us to better address trends within the industry. Because we have many customers in the communications infrastructure industry, the factors and economic trends that affect these companies also affect our business. The communications infrastructure industry has experienced rapid change in recent years. To respond to the needs of our customers in the communications infrastructure industry, we must continuously develop new and more advanced products at lower prices. We have made and will continue to make significant investments in next generation technologies, but there can be no assurance that the resulting products will be successful or that we will recoup our research and developments costs through increased sales.

We may fail to capture customers in the new markets that we are pursuing.

        We are pursuing customers in new markets, most notably for our digital power management products, renewable energy, and in the server/storage industry. While we have secured design wins and order commitments from significant customers in these industries in the past, there can be no assurance that these design wins and order commitments will turn into revenue in the quantity or timeframe projected. We have made investments in our infrastructure, increased our operating costs and have forgone other business opportunities in order to service these new potentially significant customers. Failure of these design wins to translate into revenue in the quantities or timeline projected could have a materially adverse impact on our revenue, operating results and financial stability.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

        We do not obtain long-term purchase orders or commitments from our customers, and therefore customers may generally cancel, reduce or postpone orders without penalty, outside of a 60 day delivery window. Cancellations, reductions and delays in orders could reduce our net sales and profitability. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimate of future demand and partially on customer orders. However, we are limited in our ability to reduce expenses quickly if, for any reason, net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

        Fluctuations in customer needs may also affect our mix of products sold and our volume of products orders, which in turn would affect our gross margin and operating results. In addition, high-volume orders, if cancelled, may increase the risk of inventory obsolescence and asset write-offs due to excess capacity.

We are subject to credit risks.

        Some of our customers have experienced and may continue to experience financial difficulties and/or have failed to meet their financial obligations to us. As a result, we have incurred charges for bad debt provisions related to some trade receivables. In certain cases where our end-customers utilize contract manufacturers or distributors, our accounts receivable risk may lie with the contract manufacturer or distributor and may not be guaranteed by the end-customer. In addition, in connection with the growth of the renewable energy market, we are gaining a substantial number of new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. If more customers fail to meet their financial obligations to us, or if the assumptions underlying our recorded bad debt provisions with respect to receivables obligations do not accurately reflect our customers' financial conditions and payment levels, we could incur additional write-offs of receivables in excess of our provisions, which could have a material adverse effect on our cash flow and operating results.

Vendor managed inventory programs give rise to variability in our revenue and operating results.

        Certain significant customers purchase products from us through vendor managed inventory, or VMI, programs. For VMI programs, we build product to the customer's forecasts and the inventory is physically located at a site controlled by the customer, but the sale of product does not occur until the customer uses the inventory. We therefore cannot predict when the sale may occur, and this in turn may result in variability in our net sales and operating results and higher inventory balances.

We rely on a few major customers for a material portion of our business and the loss of any of those customers, or a change in our product mix, could reduce our net income and operating results.

        Historically, a few customers accounted for a material portion of our net sales each year. For 2010, 2009 and 2008, our top five customers accounted for approximately 20%, 24% and 25% of our net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failure, or if our product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

We may experience manufacturing and supply chain problems that can cause an inability to deliver product on time.

        We have experienced difficulties in aligning demand forecast with factory loading, materials procurement, and manpower utilization, such that certain delivery commitments have been missed, delayed, or rescheduled. Also, we may fail to adequately respond to unplanned increases in customer demand due to capacity constraints and material shortages on longer lead-time components. As demand on semiconductor companies has increased during 2009 and 2010, we have experienced difficulties in obtaining key components at the historical lead-times. While we have initiated actions that we believe will limit our exposure to these problems, the dynamic business conditions in many of our markets may challenge these solutions and these or similar issues may recur in the future.

        We manufacture products at various facilities around the world. Any disruption of operations at those facilities, including through natural disaster, terrorist attack, labor strike or work stoppage, or other events that may be outside of our control, could seriously impact our business and profitability.

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

        We also transfer the production of certain products between our internal factories as well as between our contract manufacturers. These product transfers may cause delays in the production and shipment of certain products. Furthermore, due to the amount of time often required to qualify manufacturers, assemblers and testers, both on our part and by some of our customers, we could experience delays in the shipment of our products to customers and distributors if we are forced to find alternative third parties to manufacture, assemble or test products. These delays could adversely affect our business and profitability.

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

        Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, which could result in a decrease in our net sales and a loss of market share to our competitors. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written-off, and this in turn could reduce our profitability.

Our inventory levels may be too high or too low.

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

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations are located outside of the United States. For example, manufacturing is performed in our own facilities in, China, Italy and Slovakia, and at contract manufacturers in Asia and Canada. We expect to continue to build, acquire or move operations to lower cost locations, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business or in which we have customers, suppliers, or contract manufacturers could:

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

  •
  Greater difficulty and longer delays in collecting accounts receivable from international customers; and

  •
  Increased challenges to management associated with overseeing operations that are geographically dispersed across Europe and Asia, particularly in countries where we have not historically done business and where we therefore may not be familiar with laws, regulations and business practices.

  •
  Increased risk of shipping disruptions particularly in foreign countries experiencing political instability.

Environmental, health and safety laws may restrict our operations.

        We are subject to local laws and regulations in various regions in which we operate, including for example the United States, the European Union ("EU") and China. We face risks in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive ("RoHS"), Waste Electrical and Electronic Equipment Directive ("WEEE"), and Regulation No 1907/2006 on the Registration, Evaluation, Authorization of Chemicals ("REACH") that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives; however the authorities have the ability to review and challenge our compliance which could result in additional costs. We also face risks that our products may not be compliant with future directives, which may result in reduced sales and also in additional excess and obsolete inventory risk related to non-compliant inventory. Costs of compliance with environmental, health and safety laws may also have a material adverse impact on our net sales and operating results.

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

        Turnover in key management positions could temporarily harm our financial performance and results of operations. In addition, if we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel in our industry is intense due to the relatively limited number of power supply engineers worldwide, and we believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and we cannot assure you that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

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

        We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the combined impact of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position. In addition, we have accumulated significant net operating loss carry-forwards (NOLs) in the U.S. which are subject to section 382 of the Internal Revenue Code. Limitation of our NOLs under section 382 could have a material adverse impact on our future operating results.

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

        We may continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements, that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments as well as the integration of an acquired business, product or technology could require us to incur significant costs and divert management's time and resources. Further, if a transaction doesn't occur, those economic and opportunity costs cannot be recouped. Future transactions by us could result in the following consequences:

  •
  dilutive issuances of equity securities;

  •
  incurrence of debt and contingent liabilities;

  •
  impairment of tangible and intangible assets;

  •
  research and development write-offs; and

  •
  other acquisition-related expenses.

        We may also encounter difficulties in integrating acquired assets with our operations. Furthermore, we may not realize the benefits we anticipated when entering into these transactions. In addition, after we complete an acquisition, our management must be able to assume greater responsibilities, and this in turn may divert their attention from our existing operations. Any of the foregoing could have a material adverse effect on our financial position and results of operations.

We face, and might in the future face, intellectual property infringement claims by competitors and actions by foreign governments that could adversely affect our intellectual property rights, which in turn could adversely affect our results.

        We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products, some of which in the past have resulted in litigation. See "Item 3. Legal Proceedings". We have in the past initiated lawsuits against companies whom we believe are violating our intellectual property and we may bring such lawsuits in the future, further increasing our costs. If we do not prevail in any such litigation, our business may be adversely affected.

        In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have on occasion resulted in significant and often protracted and expensive litigation. See "Item 3. Legal Proceedings". We cannot assure that intellectual property claims will not be made against us in the future or that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention diverted to litigation, along with the associated legal costs, could have a significant adverse effect on operating results. In addition, competitors (either individually, or via alliance-type arrangements) may release infringing product(s) prior to or after any court ruling or other judicial action which upholds or supports our intellectual property rights, with the goal of securing market share with competing product. Significant costs associated with litigation, slower-than-expected adoption rates of our new products, and competitor introductions of competing products could individually or in combination have a material adverse impact on our operating results.

        Protecting our global intellectual property rights and contending with unlicensed copying and use of our products and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. As a result, our revenue in these markets will grow more slowly than the underlying power conversion and power management markets. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. We currently own patents and continue to apply for additional patents, but the applicable governing patent office may reject some or all of our patent applications. The patents that we ultimately receive may not provide us with a competitive advantage or create a sufficiently broad claim to protect the technology that we develop.

Pending or future litigation could have a material adverse effect on our operating results and financial condition.

        We are involved, from time to time, in litigation incidental to our business, including, but not limited to litigation related to product liability, patent infringement, contracts, employment and labor issues. Such litigation could result in substantial costs and could divert management's attention and resources which could harm our business. See "Item 3. Legal Proceedings". Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. In cases where we record a liability, the amount of our estimates could be wrong. As a result, there can be no assurance that the actual outcome of pending or future litigation will not have a material adverse effect on our results of operations or financial condition.

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

        Certain provisions of our Certificate of Incorporation and Bylaws could make it difficult for a third party to obtain control of the Company. For example, stockholders must timely inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. In addition, only our directors have the ability to call a special meeting of our stockholders, and our Certificate of Incorporation requires approval of the holders of at least 75% of our voting stock, together with the approval of the holders of the majority of our voting stock (exclusive of stock held by holder of 5% or more of our stock), to amend certain provisions. Subject to the rules of the NASDAQ Stock Market, our Board of Directors may also be able to issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we issue in the future. Finally, following consummation of the Reorganization, our Certificate of Incorporation contains certain provisions which restrict any person from buying our stock if the transfer would result in a stockholder, or "group" of stockholders under federal tax law, owning 5% or more of our outstanding stock. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	98,000	123	Administration, Warehousing, Marketing and Sales
Phoenix, Arizona	100,000	12	Administration and Manufacturing
Dubnica Nad Vahom, Slovakia	245,000	797	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Valdarno, Italy	170,000	510	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales
Guangming, China	227,000	1,809	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

        We believe that the facilities we now use are adequate for our current and anticipated operating needs. We own facilities in Italy, Slovakia and Switzerland. We lease the remainder of our facilities pursuant to lease agreements with expiration dates through 2014 in Asia, 2015 in North America and 2016 in Europe. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations. We exited our factory in the Dominican Republic at the end of the first half of 2010.

ITEM 3—LEGAL PROCEEDINGS

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, including invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. The claim construction hearing took place in Marshall, Texas on July 13, 2010 and the court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. The parties participated in mediation in September 2010 but were unsuccessful in resolving the dispute. The case went to trial in December 2010 and the jury returned a verdict in favor of SynQor on December 21, 2010, finding that all of the defendants directly or indirectly infringed all of the claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales of infringing products in the United States.

        On January 24, 2011, the Judge entered a permanent injunction, enjoining all of the defendants from manufacturing, using, selling and offering for sale in the United States, and/or importing into the United States, certain families of unregulated and semi-regulated bus converters. Although the Company did not believe that the verdict or the injunction would materially impact its Power Solutions business, it joined with the other defendants in filing an emergency motion to stay the injunction and on January 25, 2011 the Judge entered a temporary stay of the injunction until January 28, 2011. On January 31, 2011, Power-One and its co-defendants filed an emergency motion with the United States Court of Appeals for the Federal Circuit, requesting a partial stay of the injunction to permit certain identified customers to continue purchasing the enjoined products for a limited transition period. That day, the Federal Circuit entered a temporary stay order and directed SynQor to file a response by February 4, 2011. On March 2, 2011 the parties were notified that the Appeal had been selected for the Federal Circuit's mandatory Appellate Mediation Program and that an initial mediation session had been scheduled for March 30, 2011.

        A final judgment has not yet been entered in the case; however the Company believes that errors were made during the trial and that there is a strong basis for an appeal. The Patents and Trademarks Office is also re-examining four of the five SynQor patents and has issued office actions that preliminarily reject the claims in two of the four patents. Including interest and other items, the Company believes that its maximum exposure related to this matter is $29.2 million. The Company has accrued $22.1 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

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

	Year Ended
	January 2, 2011		January 3, 2010
	High	Low	High	Low
First Quarter	4.51	3.10	1.35	0.35
Second Quarter	8.80	4.08	1.63	0.86
Third Quarter	12.78	7.61	1.91	1.20
Fourth Quarter	11.14	8.65	4.60	1.88

        As of March 7, 2011, there were 40,859 holders of record of our common stock.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Existing and future debt, credit and similar agreements may limit or restrict the Company's ability to pay dividends or repurchase its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item will be contained in our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

        The following performance graph compares the yearly percentage change in the Company's cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. ("RDG") Technology Composite Index for each period from December 31, 2005 through December 31, 2010. The comparison is based on the investment of $100 in each stock or index on December 31, 2005 and includes the reinvestment of dividends. The total return on the common stock is measured by dividing the difference between the common stock or index price at the end and the beginning of the measurement period by the common stock or index price at the beginning of the measurement period.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$100 invested on 12/31/05 in stock or index-including reinvestment of dividends.
Fiscal year ended December 31,

Year Ended December 31,	2005	2006	2007	2008	2009	2010
Power-One, Inc.	100.00	120.93	66.28	19.77	72.26	169.44
NASDAQ Composite	100.00	109.52	120.27	71.51	102.89	120.29
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
RDG Technology Composite	100.00	109.07	125.31	71.12	114.36	129.26

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended January 2, 2011, January 3, 2010, December 28, 2008, December 30, 2007 and December 31, 2006. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	January 2, 2011(5)	January 3, 2010(4)	December 28, 2008(3)	December 30, 2007(2)	December 31, 2006(1)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,047.1	$431.6	$537.5	$511.6	$338.0
Cost of goods sold	644.0	335.3	426.9	406.5	245.4

Gross profit	403.1	96.3	110.6	105.1	92.6
Selling, general and administrative	74.6	57.7	75.1	76.0	63.9
Engineering and quality assurance	36.4	30.3	45.5	48.9	38.6
Amortization of intangible assets	1.5	1.6	2.4	4.4	4.0
Restructuring and asset impairment costs	3.9	8.0	—	4.3	0.4
Goodwill impairment	—	57.0	—	—	—
Litigation	22.1	—	—	—	—

Total expenses	138.5	154.6	123.0	133.6	106.9

Income (loss) from operations	264.6	(58.3)	(12.4)	(28.5)	(14.3)
Interest income	0.3	0.2	0.7	1.2	2.1
Interest expense	(6.7)	(8.7)	(10.0)	(7.9)	(1.4)
Gain (loss) on extinguishment of debt	(5.7)	8.6	3.9	—	—
Other income (expense), net	(2.3)	1.2	(2.6)	1.2	(1.7)

Income (loss) before provision (benefit) for income taxes	250.2	(57.0)	(20.4)	(34.0)	(15.3)
Provision (benefit) for income taxes	103.6	6.9	(0.2)	2.4	(0.7)

Income (loss) before equity in earnings of joint venture	146.6	(63.9)	(20.2)	(36.4)	(14.6)
Equity in earnings of joint venture, net of tax	1.2	0.6	2.7	—	—

Net income (loss)	$147.8	$(63.3)	$(17.5)	$(36.4)	$(14.6)

Preferred stock dividend and accretion	3.4	2.2	—	—	—

Net income (loss) attributable to common stockholders	$144.4	$(65.5)	$(17.5)	$(36.4)	$(14.6)

Basic income (loss) per common share	$1.30	$(0.74)	$(0.20)	$(0.42)	$(0.17)
Diluted income (loss) per common share	$0.96	$(0.74)	$(0.20)	$(0.42)	$(0.17)
Basic weighted average shares outstanding	95.7	88.1	87.6	87.1	86.1
Diluted weighted average shares outstanding	141.9	88.1	87.6	87.1	86.1
SELECTED OPERATING DATA:
Gross profit margin	38.5%	22.3%	20.6%	20.5%	27.4%
Depreciation and amortization	$15.4	$17.1	$18.9	$20.6	$15.0
Capital expenditures	27.6	6.7	8.8	8.4	5.6
Cash flows provided by (used in):
Operating activities	$209.9	$55.0	$(22.3)	$2.6	$(25.9)
Investing activities	(29.9)	(6.6)	(1.2)	(1.7)	(33.6)
Financing activities	(42.9)	10.6	22.8	(8.4)	53.8
BALANCE SHEET DATA:
Working capital	$287.6	$160.1	$128.6	$121.8	$144.2
Total assets	761.8	371.3	429.0	431.6	449.3
Total long-term debt(6)	36.0	79.4	70.9	52.9	54.3
Total debt(7)	36.0	79.9	97.8	74.7	80.6
Total stockholders' equity	282.0	122.6	184.2	199.4	223.2

(1)
On October 23, 2006, we acquired the Power Electronics Group of Magnetek Inc. The purchase price was approximately $69.4 million, of which $50.0 million was borrowed, and $19.4 million was paid in cash including $3.3 million of direct acquisition costs, plus the assumption of approximately $27.8 million in debt.

(2)
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

(3)
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

(4)
During the year ended January 3, 2010, we recorded pre-tax restructuring charges of $8.0 million in accordance with Accounting Standards Codification ("ASC") 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable, as a result of our plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. We recorded approximately $7.1 million of severance benefits and approximately $0.9 million of facility closure costs related to continuing lease obligations and other facility closure costs.

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

(5)
As a result of the 2009 plan to restructure our global organization, we recorded approximately $3.4 million for facility closure costs related to continuing lease obligations and other costs to close and vacate the facility during the year ended January 2, 2011. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities.

During the year ended January 2, 2011, we realized a net loss of $5.7 million from the repurchase $4.5 million of outstanding 8% senior secured convertible notes for approximately $10 million.

During fiscal 2010, we recorded a litigation charge of $22.1 million related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc.

(6)
Includes current and long-term portions of long-term debt and capital leases.

(7)
Includes items in footnote (6) above and short-term debt.

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

Introduction

        We are a worldwide organization and leading designer and manufacturer of inverters for the renewable energy industry and hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters, and power management products for the servers, storage, networking, network power systems and industrial markets. We sell our products to original equipment manufacturers ("OEM"), distributors, engineering, procurement and construction ("EPC") firms, and service providers who value quality, reliability, technology and service. We have established a broad and global customer base.

        We are organized into two SBUs, Renewable Energy Solutions and Power Solutions. The SBUs were created during fiscal 2010 to focus on both the products and services we provide and the customers and end markets that we serve. Due to the structure of our internal organization and the manner in which expenses were tracked and managed and as a result of the design of our internal systems during fiscal 2009, we are unable to recast our financial statements by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for the years ended January 3, 2010 and December 28, 2008, is not reported as it is impracticable to do so.

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy market place that includes both photovoltaic/solar and wind applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, harvesting power, uptime, reliability, monitoring through software and ease-of-installation. We sell our renewable energy products to distributors/installers, EPCs and OEMs. We are engaged in the design and production of inverters for renewable energy products that convert photovoltaic/solar or wind energy into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 2 kW up to 2.5 MW. The recent acquisition of the assets of a software firm expanded our product offering by providing our customers with greater control and monitoring of their renewable energy assets using this software-as-a-service (SaaS) platform.

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

        We are focused on improving our operational and financial performance and have implemented detailed plans to improve our performance, drive long-term growth and profitability, improve on-time delivery, and reduce manufacturing inefficiencies. The operating framework in which we manage our business and guide our strategies is based on the disciplined management of three business levers: targeted growth, operational efficiency and capital strategy.

        Our top strategic objective is to grow our market share in both the renewable energy and power conversion markets, while expanding profitability. We plan to grow revenue through geographic expansion and introducing new product offerings. To support our objectives, we have launched new product introductions and will continue to invest in our go-to-market strategy by expanding both the sales and service teams and our research and development ("R&D") resources, as well as investing in new market-leading technologies.

        At the beginning of the fourth quarter of fiscal 2010, we strengthened our R&D team by hiring additional engineers in connection with the acquisition of the assets of a software firm. This acquisition included software that provides critical insight into revenue-generating renewable energy assets and provides a remote monitoring and asset management solution, increasing the value to our customers of our inverters, and adding experienced software engineers to our renewable energy SBU. The solutions identify and address problematic assets, allowing energy producers to increase energy harvest and performance ratios, cut the costs of operations & maintenance, reduce operational and financial risk, and improve return on investment. In addition, we are investing in our supply chain and manufacturing capacity. We have expanded our capacity in our European plants and are adding production capacity in the United States, China and Canada to meet the increased demand of the renewable energy market.

        As part of our initiative to increase profitability, we improved gross margin in 2010 by driving manufacturing and design efficiencies and focusing our supply chain on targeting cost reductions. While our supply chain organization actively manages component costs, it also manages component shortages that we are currently addressing in both the renewable energy and power solutions businesses in order to mitigate any negative impacts that these shortages may have on material costs and on meeting our customers' demands.

        Lastly, we are continuing our initiatives to strengthen our balance sheet and improve our working capital performance. In an effort to reduce dilution, we repurchased $4.5 million in face value of the 8% senior secured convertible notes due 2013 during the first quarter of fiscal 2010, which resulted in a net loss of $5.7 million. In addition, we repurchased 3 million shares of our outstanding common stock in open market transactions for approximately $28.4 million during fiscal 2010.

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

        Impairment of Long-Lived Assets and Goodwill—we review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant, and Equipment." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

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

        Recent Pronouncements and Accounting Changes—See Note 2—"Recent Pronouncements and Accounting Changes" of Notes to our Consolidated Financial Statements.

Results of Operations

        The year ended January 3, 2010 represents a 53-week year. The years ended January 2, 2011 and December 28, 2008 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.5	77.7	79.4

Gross profit	38.5	22.3	20.6
Selling, general and administrative	7.1	13.4	13.9
Engineering and quality assurance	3.5	7.0	8.5
Amortization of intangibles	0.1	0.4	0.5
Restructuring and asset impairment costs	0.4	1.9	—
Goodwill impairment	—	13.2	—
Litigation	2.1	—	—

Income (loss) from operations	25.3	(13.6)	(2.3)
Interest income	—	0.1	0.1
Interest expense	(0.6)	(2.0)	(1.9)
Other income (expense), net	(0.8)	2.3	0.3

Income (loss) before provision for income taxes	23.9	(13.2)	(3.8)
Provision for income taxes	9.9	1.6	—

Income (loss) before equity in earnings of joint venture	14.0	(14.8)	(3.8)
Equity in earnings of joint venture, net of tax	0.1	0.1	0.5

Net Income (loss)	14.1	(14.7)	(3.3)

Preferred stock dividend and accretion	0.3	0.5	—

Net Income (loss) attributable to common stockholders	13.8%	(15.2)%	(3.3)%

Comparison of Fiscal Year Ended January 2, 2011 with Fiscal Year Ended January 3, 2010

        During fiscal 2010, demand increased from the reduced levels in fiscal 2009, which were the result of the global economic recession, both in the power conversion and the renewable energy markets. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our continued focus on geographic expansion further into Europe and Asia. In addition to increased revenue and order bookings, we have also increased our market share and outpaced the overall market growth in the renewable energy sector.

        Net Sales.    Net sales increased $615.5 million, or 143%, to $1,047.1 million for the year ended January 2, 2011 from $431.6 million for the year ended January 3, 2010. The increase in sales primarily related to the increased demand in the renewable energy market as sales continued to increase in Europe and as sales of our inverters expanded into Asia and Australia. The increase in sales of renewable energy products in the European market was due to the expansion of the renewable energy market promoted by favorable feed-in-tariffs, most notably in Germany and Italy.

        Net sales by business segment were as follows, in millions:

	Year Ended January 2, 2011		Year Ended January 3, 2010
Renewable Energy Solutions	$715.4	68%	$128.6	30%
Power Solutions	331.7	32%	303.0	70%

Total	$1,047.1	100%	$431.6	100%

        Net sales by customer category were as follows, in millions:

	Year Ended January 2, 2011		Year Ended January 3, 2010
Distributors	$495.9	47%	$124.7	29%
OEMs	307.8	29%	243.1	56%
EPCs	236.1	23%	55.6	13%
Service providers	7.3	1%	8.2	2%

Total	$1,047.1	100%	$431.6	100%

        No customer accounted for more than 10% of our sales during either of the years ended January 2, 2011 or January 3, 2010.

        We have defined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for the fiscal years 2010 and 2009 by end-markets were as follows:

	Year Ended
	January 2, 2011	January 3, 2010
Renewable Energy	68%	30%
Network Telecom Equipment	13%	28%
Computer and Office Equipment	9%	18%
Industrial Equipment	7%	17%
Other	3%	7%

Total	100%	100%

  Gross Profit.

	Year Ended
	January 2, 2011	January 3, 2010
Gross profit, in millions	$403.1	$96.3
Gross margin	38.5%	22.3%

        Gross profit for the year ended January 2, 2011 was $403.1 million compared with $96.3 million for the year ended January 3, 2010. Our gross margin increased to 38.5% for fiscal 2010 from 22.3% for fiscal 2009. The increase in gross profit during fiscal 2010 primarily related to the increased sales volume of products into the renewable energy market as net sales into the renewable energy market increased by 456% during 2010 as compared with 2009. Gross margin also improved during 2010 as compared with fiscal 2009 as sales of renewable energy products, which tend to have higher gross margins, increased significantly relative to sales of power products during the year.

        Selling, General and Administrative.    Selling, general and administrative expense increased $16.9 million, or 29%, to $74.6 million for fiscal 2010 from $57.7 million for fiscal 2009. As a percentage of net sales, selling, general and administrative expense decreased to 7% for fiscal 2010 from 13% for fiscal 2009.

        Selling expense increased $8.6 million, or 35%, to $33.1 million for 2010 from $24.5 million for fiscal 2009. Selling expense increased primarily due to increases in sales bonuses, commissions, travel associated with the higher revenue levels achieved during 2010 and increased headcount costs to support our market growth . In addition, selling expense increased as a result of our investment in the expansion of the sales and service teams to support our initiative to grow market share and revenue in renewable energy.

        Administrative expense increased $8.3 million, or 25% to $41.5 million for fiscal 2010 from $33.2 million for fiscal 2009. The increase in general and administrative expense is primarily a result of an increase in infrastructure to support the revenue growth.

        Engineering and quality assurance.    Engineering and quality assurance expense increased $6.1 million, or 20% to $36.4 million for fiscal 2010 from $30.3 million for fiscal 2009. As a percentage of net sales, engineering and quality assurance expense decreased to 4% for 2010 from 7% for 2009. The increase in research and development spending was primarily due to our investment in new product introductions and expansion of research and development efforts during 2010 as compared with 2009.

        Amortization of Intangibles.    Amortization of intangible assets decreased by $0.1 million to $1.5 million for fiscal 2010 compared to $1.6 million for fiscal 2009.

        Restructuring Costs and Asset impairment.    During fiscal 2010, we recorded pre-tax restructuring and asset impairment charges of $3.9 million, in accordance with ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable.

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

        During fiscal 2010, we recorded approximately $3.4 million for facility closure costs related to continuing lease obligations and other costs to close and vacate the facility. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities. In connection with the facility closure, we also recorded $2.7 million of inventory charges and $0.8 million of accelerated depreciation to cost of goods sold in the consolidated statement of operations for fiscal 2010.

        During fiscal 2009, we recorded employee severance benefits of approximately $7.1 million. We also recorded approximately $0.9 million of facility closure costs related to continuing lease obligations during 2009. In connection with the facility closure, we also recorded $1.7 million of inventory charges and $1.8 million of accelerated depreciation to cost of goods sold in the consolidated statement of operations for fiscal 2009.

        Goodwill Impairment.    In accordance with ASC 350 "Intangibles—Goodwill and Other," we review goodwill and intangible assets for impairment annually at the end of each fiscal August. As a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment and determined that goodwill was impaired. Our testing approach utilized a discounted cash flow analysis and comparative market multiples to determine our (single reporting unit) fair value for comparison to our carrying value. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated statement of operations for fiscal 2009.

        Litigation Charges.    During fiscal 2010, we recorded $22.1 million related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. On December 22, 2010, the jury found that certain products of Power-One directly or indirectly infringe on SynQor patents and awarded damages plus interest against the Company. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies", we accrued the portion of the contingency that was deemed to be probable and reasonably estimable.

        Income (Loss) from Operations.    As a result of the items above, income from operations increased $322.9 million to income of $264.6 million for fiscal 2010 from an operating loss of $58.3 million for fiscal 2009.

        Interest Income (Expense), Net.    Net interest expense decreased $2.2 million to $6.3 million for fiscal 2010 compared to net interest expense of $8.5 million for fiscal 2009 due to lower debt outstanding during 2010 as a result of the conversion of the 8% senior secured convertible notes into 17.1 million shares of our common stock during the third quarter of fiscal 2010.

        Gain (Loss) on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million during fiscal 2010 compared to a gain on extinguishment of debt of $8.6 million for fiscal 2009. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during fiscal 2010. We repurchased $31.3 million of outstanding 8% senior secured convertible notes for $20.9 million during fiscal 2009.

        Other Income (Expense), Net.    Net other expense was $2.3 million for fiscal 2010, compared with net other income of $1.2 million for fiscal 2009. Net other expense during fiscal 2010 was primarily related to foreign currency transaction losses, offset in part by $0.7 million of gain due to changes in the market value of the embedded derivatives related to the securities issued to Silver Lake Sumeru during the second quarter of fiscal 2009. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB. Net other income during fiscal 2009 included $1.1 million of gain due to changes in the market value of the embedded derivatives related to the securities issued to Silver Lake Sumeru. Net other income during fiscal 2009 also included approximately $0.1 million related to foreign currency transaction losses.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $103.6 million for fiscal 2010 compared to a provision for income taxes of $6.9 million for fiscal 2009. The provision for income taxes recorded during both fiscal years 2009 and 2010 primarily related to taxes recorded at certain of our profitable European locations. Partially offsetting the provision for income taxes recorded during 2009 was approximately $1.4 million related to the reversal of certain reserves for uncertain tax positions due to a closed tax audit.

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

        Equity in Earnings of Joint Venture.    During fiscal 2010 and fiscal 2009 we recorded approximately $1.2 million and $0.6 million, respectively, related to our equity share in the earnings of a joint venture.

        Preferred Stock Dividend and Accretion.    On the $23.6 million of redeemable convertible preferred stock issued to Silver Lake Sumeru, we recorded $2.4 million related to the 10% preferred stock dividend and $1.1 million related to the periodic accretions under the interest method during fiscal 2010, and $1.5 million related to the 10% preferred stock dividend and $0.7 million related to the periodic accretions under the interest method during fiscal 2009.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the years ended January 2, 2011 and January 3, 2010 were as follows, in millions:

	Year Ended
	January 2, 2011	January 3, 2010
Revenue	$715.4	$128.6
Operating Income	309.4

        During fiscal 2010, demand in the renewable energy market continued to increase at a rapid rate over levels achieved during fiscal 2009. The revenue growth in the renewable energy market was driven by increased demand in the overall solar market, as well as by our expansion further into Europe along with Asia and Australia. Revenue for fiscal 2010 increased by approximately 456% as compared with fiscal 2009. Operating income for fiscal 2009 is not disclosed as it is impracticable to do so.

Power Solutions

        Results for the Power Solutions business segment for the years ended January 2, 2011 and January 3, 2010 were as follows, in millions:

	Year Ended
	January 2, 2011	January 3, 2010
Revenue	$331.7	$303.0
Operating Income	3.0

        During fiscal 2010, revenue increased by $28.7 million, or 9%, as compared with fiscal 2009. Improved economic conditions in fiscal 2010 had a favorable impact on Power Solutions revenues. Operating income for fiscal year 2009 is not disclosed as it is impracticable to do so.

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

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. Through implementation of this action, the intent was to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the 2009 restructuring plan, we recorded approximately $8.0 million of severance and other charges during 2009.

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

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $227.9 million at January 2, 2011 from $89.6 million at January 3, 2010. Our primary source of cash in 2010 was $209.9 million generated from operating activities. Our primary uses of cash in 2010 consisted of $28.4 million to repurchase 3.0 million shares of our common stock, $27.6 million for the acquisition of property and equipment, and $10.0 million used to repurchase approximately $4.5 million of our 8% senior secured convertible notes.

        Net cash provided by operating activities of $209.9 million included increases in accounts receivable, accounts payable, taxes payable and inventory of $144.2 million, $124.0 million, $94.1 million and $79.5 million, respectively. Increases in accounts receivable, inventories, and accounts payable are a result of significant increases in revenues and related inventory and purchase levels as compared with the levels of fiscal 2009. We expect significant impacts to our cash position during Q2 2011 due to cash disbursements to be made in connection with income taxes due of approximately $95 million.

        We maintain credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities is approximately $21.8 million. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At January 2, 2011, no amounts were outstanding under these facilities and $1.6 million was committed for letters of credit. After consideration of these commitments, $20.2 million of additional borrowing capacity was available to us as of January 2, 2011.

        We have certain long-term notes payable in a European subsidiary and amounts outstanding at January 2, 2011, were $0.1 million and bore interest at an interest rate of 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        We currently anticipate that our total capital expenditures for 2011 will be in the range of $50 to $60 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Part IV. Item 15. Note 19)

        Summary of Contractual Obligations and Commitments.    As of January 2, 2011, we had not entered into any material non-cancelable open purchase orders. A summary of our future contractual payments related to lease obligations, long-term debt and preferred stock dividends is as follows (in millions):

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2011	$5.0	$0.1	$3.4	$2.4	$10.9
2012	3.9	—	3.7	2.4	10.0
2013	3.6	—	3.6	2.4	9.6
2014	3.0	—	3.6	0.6	7.2
2015	1.3	—	3.6	—	4.9
2016 and thereafter	—	36.4	12.2	—	48.6

Total	$16.8	$36.5	$30.1	$7.8	$91.2

(1)
Our restructuring reserve at January 2, 2011 includes approximately $0.5 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our credit facilities and long-term debt obligations at January 2, 2011 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$254.4
Average Interest Rate						10.5%	10.5%
Fixed Rate (EUR 0.1)	$0.1	$—	$—	$—	$—	$—	$0.1	$0.1
Average Interest Rate	2.0%						2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at January 2, 2011, we had not entered into any significant foreign exchange contracts.

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

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), the company's management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2011. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2011, to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

        There have been no significant changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated

Framework . Based on this assessment, the company's management believes that, as of January 2, 2011, our internal control over financial reporting was effective. The company's internal control over financial reporting as of January 2, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

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

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information pursuant to Items 401 (other than as described in the following paragraph), 407(c)(3), (d)(4) and (d)(5) of Regulation S-K required by this item will be contained in our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this item is included herein in Part I, Item 1 under the caption "Executive Officers of the Registrant," and such information is incorporated by reference into this section.

        The information required pursuant to Item 405 of Regulation S-K will be contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

        Disclosure requirements regarding any amendment to or waiver of any provision of this code of ethics are satisfied by posting such information on our website at the address stated above, within the "Governance" section of the website.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this item will be contained in our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item will be contained in our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Additional information called for by this item will be contained in our definitive Proxy Statement related to our Annual Meeting of Stockholders expected to occur May 3, 2011, and is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information called for by this item will be contained in our definitive Proxy Statement related to our 2011 Annual Meeting of Stockholders, and is incorporated herein by reference.

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

Date: March 15, 2011

POWER OF ATTORNEY

        We the undersigned directors and officers of Power-One, Inc. hereby constitute and appoint Richard J. Thompson and Gary R. Larsen, or any of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, that said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, any rules, regulations, and requirements of the SEC, in connection with this Annual Report on Form 10-K, including specifically, but not limited to, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments and supplements to this Annual Report on Form 10-K, and we hereby ratify and confirm all that the said attorneys and agents, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ (RICHARD J. THOMPSON) (Richard J. Thompson)	President and Chief Executive Officer (Principal Executive Officer), Director	March 15, 2011
/s/ (GARY R. LARSEN) (Gary R. Larsen)	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2011
/s/ (JAY WALTERS) (Jay Walters)	Chairman of the Board of Directors	March 15, 2011
/s/ (DR. RICHARD SWANSON) (Richard Swanson)	Director	March 15, 2011
/s/ (KENDALL R. BISHOP) (Kendall R. Bishop)	Director	March 15, 2011
/s/ (MARK MELLIAR-SMITH) (Mark Melliar-Smith)	Director	March 15, 2011
/s/ (JON W. GACEK) (Jon W. Gacek)	Director	March 15, 2011
/s/ (KAMBIZ HOOSHMAND) (Kambiz Hooshmand)	Director	March 15, 2011
/s/ (AJAY SHAH) (Ajay Shah)	Director	March 15, 2011
/s/ (KYLE RYLAND) (Kyle Ryland)	Director	March 15, 2011

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power-One, Inc.
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and subsidiaries (the "Company") as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power-One, Inc. and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 15, 2011

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
NET SALES	$1,047,139	$431,572	$537,459
COST OF GOODS SOLD	644,017	335,279	426,882

GROSS PROFIT	403,122	96,293	110,577
EXPENSES:
Selling, general and administrative	74,631	57,662	75,057
Engineering and quality assurance	36,401	30,314	45,498
Amortization of intangibles	1,533	1,553	2,408
Restructuring and asset impairment costs	3,852	8,035	—
Goodwill impairment	—	56,999	—
Litigation	22,128	—	—

Total expenses	138,545	154,563	122,963

INCOME (LOSS) FROM OPERATIONS	264,577	(58,270)	(12,386)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	361	240	685
Interest expense	(6,705)	(8,744)	(10,018)
Gain (loss) on extinguishment of debt	(5,658)	8,608	3,922
Other income (expense), net	(2,323)	1,199	(2,585)

Total interest and other income (expense)	(14,325)	1,303	(7,996)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	250,252	(56,967)	(20,382)
PROVISION (BENEFIT) FOR INCOME TAXES	103,615	6,866	(184)

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	146,637	(63,833)	(20,198)
EQUITY IN EARNINGS OF JOINT VENTURE	1,219	568	2,657

NET INCOME (LOSS)	147,856	(63,265)	(17,541)

PREFERRED STOCK DIVIDEND AND ACCRETION	3,427	2,198	—

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$144,429	$(65,463)	$(17,541)

BASIC INCOME (LOSS) PER SHARE	$1.30	$(0.74)	$(0.20)

DILUTED INCOME (LOSS) PER SHARE	$0.96	$(0.74)	$(0.20)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	95,731	88,054	87,627

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	141,910	88,054	87,627

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 2, 2011	January 3, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$227,907	$89,553
Accounts receivable:
Trade, less allowance for doubtful accounts of $5,876 in 2010 and $3,946 in 2009	262,546	119,783
Other	7,980	2,763
Inventories	152,286	73,173
Prepaid expenses and other current assets	21,671	10,612

Total current assets	672,390	295,884
PROPERTY AND EQUIPMENT, net	63,325	48,906
OTHER INTANGIBLE ASSETS, net	18,802	18,602
OTHER ASSETS	7,295	7,943

TOTAL	$761,812	$371,335

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank credit facilities and notes payable	$—	$504
Accounts payable	213,096	89,074
Restructuring	549	6,866
Long-term debt, current portion	103	1,269
Income tax payable	103,739	11,955
Other accrued expenses	67,339	26,125

Total current liabilities	384,826	135,793
LONG-TERM DEBT, less current portion	35,911	78,146
OTHER LONG-TERM LIABILITIES	39,445	16,281
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at January 2, 2011 and January 3, 2010; liquidation preference $1,000 per share plus accumulated dividends	19,597	18,533
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 103,975 and 88,239 shares issued and outstanding at January 2, 2011 and January 3, 2010	104	88
Additional paid-in capital	629,687	620,261
Accumulated other comprehensive income	41,420	39,267
Accumulated deficit	(389,178)	(537,034)

Total stockholders' equity	282,033	122,582

TOTAL	$761,812	$371,335

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
NET INCOME (LOSS)	$147,856	$(63,265)	$(17,541)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized loss on investments	—	—	(7)
Foreign currency translation adjustments(a)	2,153	(378)	(875)

COMPREHENSIVE INCOME (LOSS)	$150,009	$(63,643)	$(18,423)

(a)
Accumulated other comprehensive income (loss) consists of foreign currency translation gains of $41.4 million, $39.3 million and $39.6 million at January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common Stock— $.001 Par Value
				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, DECEMBER 30, 2007	87,356,194	$87	$615,040	$40,527	$(456,228)	$199,426
Net loss					(17,541)	(17,541)
Other comprehensive loss
Cumulative translation adjustment				(875)		(875)
Unrealized gains (loss) on investments				(7)		(7)

Total comprehensive loss						(18,423)

Issuance of common stock under stock option and purchase plans, net of tax	136,387	—	(62)			(62)
Stock compensation	308,839	1	2,637			2,638
Issuance of warrants			640			640

BALANCE, DECEMBER 28, 2008	87,801,420	88	618,255	39,645	(473,769)	184,219
Net loss					(63,265)	(63,265)
Other comprehensive loss
Cumulative translation adjustment				(378)		(378)

Total comprehensive loss						(63,643)

Issuance of common stock under stock option and purchase plans, net of tax	6,660	—	(152)			(152)
Stock compensation	430,667	—	2,103			2,103
Issuance of warrants			3,294			3,294
Repurchase of warrants			(1,045)			(1,045)
Accretion of discount on preferred stock			(665)			(665)
Cash dividends on preferred stock			(1,529)			(1,529)

BALANCE, JANUARY 3, 2010	88,238,747	88	620,261	39,267	(537,034)	122,582
Net income					147,856	147,856
Other comprehensive loss
Cumulative translation adjustment				2,153		2,153

Total comprehensive income						150,009

Issuance of common stock under stock option and purchase plans, net of tax	943,636	1	2,765			2,766
Stock compensation	668,041	1	5,619			5,620
Issuance of common stock upon conversion of 8% Senior Secured Convertible Notes	17,125,000	17	32,905			32,922
Repurchase of common stock	(3,000,000)	(3)	(28,436)			(28,439)
Accretion of discount on preferred stock			(1,063)			(1,063)
Cash dividends on preferred stock			(2,364)			(2,364)

BALANCE, JANUARY 2, 2011	103,975,424	$104	$629,687	$41,420	$(389,178)	$282,033

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$147,856	$(63,265)	$(17,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,358	17,055	18,904
Undistributed earnings of joint venture(a)	(1,219)	(568)	(1,480)
Asset impairment(b)	409	—	—
Goodwill impairment(c)	—	56,999	—
Investment write-off(d)	—	—	243
Change in fair value of derivative liability	(670)	(1,110)	—
Stock compensation	5,620	2,103	2,637
Exchange (gain) loss	2,373	(5,484)	4,674
Write-off of unamortized debt issue costs	—	—	908
Net loss on disposal of property and equipment	190	110	977
Net loss (gain) on extinguishment of debt(e)	5,658	(8,608)	(3,922)
Deferred income taxes	(3,733)	(215)	(1,650)
Changes in operating assets and liabilities:
Accounts receivable, net	(144,235)	28,525	(19,204)
Inventories	(79,502)	29,651	5,115
Prepaid expenses and other current assets	(11,528)	2,900	(3,460)
Accounts payable	124,032	(14,020)	(6,190)
Restructuring reserve	(6,318)	3,221	(3,040)
Income tax payable	94,112	6,128	37
Accrued expenses	54,134	2,192	2,073
Other liabilities	7,398	(636)	(1,390)

Net cash provided by (used in) operating activities	209,935	54,978	(22,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	—	(115)
Proceeds from available-for-sale investments	—	—	7,590
Acquisition of property and equipment	(27,634)	(6,749)	(8,799)
Proceeds from sale of property and equipment	370	5	15
Other assets	(706)	182	67
Acquisition of assets of acquired business(f)	(1,925)	—	—

Net cash used in investing activities	(29,895)	(6,562)	(1,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities	(466)	(20,643)	6,269
Proceeds from issuance on long-term debt, net of debt issue costs	—	34,660	74,866
Repayments of borrowings on long-term debt	(14,378)	(22,769)	(8,232)
Repayments of borrowings on related party indebtedness	—	—	(50,000)
Dividends paid	(2,364)	(938)	—
Repurchase of stock warrants	—	(1,045)	—
Repurchases of common stock	(28,439)	—	—
Issuance of common stock	5,685	14	300
Issuance of preferred stock, net of issue costs	—	21,445	—
Cash paid to satisfy nonvested share related employee tax withholding obligations	(2,919)	(166)	(362)

Net cash provided by (used in) financing activities	(42,881)	10,558	22,841

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,195	2,165	760

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,354	61,139	50
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89,553	28,414	28,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,907	$89,553	$28,414

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,208	$8,124	$6,191
Income taxes	$15,026	$2,794	$1,301

(a)
During the year ended December 28, 2008, the Company received a cash dividend of $1.2 million related to the undistributed earnings from the joint venture for which it holds a minority interest, representing a return on its investment. The cash dividend and approximately $1.5 million related to the Company's share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statements of operations. During the years ended January 2, 2011 and January 3, 2010, the Company recorded approximately $1.2 million and $0.6 million, respectively related to its share of the earnings in the joint venture in "Equity in earnings of joint venture" in the consolidated statements of operations.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

(b)
The asset impairment charges of $0.4 million for the year ended January 2, 2011 related to the impairment of property and equipment as a result of the Company's restructuring plan, determined in accordance with ASC 260.

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

(e)
During the year ended December 28, 2008, the company paid $5.5 million to repurchase and extinguish $10 million of its 8% Senior Secured Convertible Notes. The Company recorded a net gain of $3.9 million related to the extinguishment of debt in its consolidated statements of operations. During the year ended January 3, 2010, the company paid $20.9 million to repurchase and extinguish $31.3 million of its 8% Senior Secured Convertible Notes. The Company recorded a gain of $8.6 million, net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations. During the year ended January 2, 2011, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations.

(f)
At the beginning of the fourth quarter of fiscal 2010, The Company strengthened its renewable energy solutions R&D team through the acquisition of the assets of a small software firm.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

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

        During the years ended January 2, 2011 and January 3, 2010, the Company declared a dividend of approximately $2.4 million and $1.5 million, respectively on its preferred stock owned by Silver Lake Sumeru of which $0.6 million was unpaid at January 2, 2011 and January 3, 2010.

        During the years ended January 2, 2011, January 3, 2010 and December 28, 2008, an additional $2.0 million, $0.9 million, and $0.9 million, respectively, of property and equipment had been purchased but not yet paid.

        During the year ended January 2, 2011, $34.2 million face value of the 8% Senior Convertible Notes were converted into 17.1 million shares of the Company's stock. The Company accounted for this debt conversion in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the years ended January 2, 2011 ("Fiscal 2010"), January 3, 2010 ("Fiscal 2009") and December 28, 2008 ("Fiscal 2008") and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The year ended January 3, 2010 was a 53-week year. The years ended January 2, 2011 and December 28, 2008 were 52-week years.

        The Company manufactures and assembles its products primarily at facilities in United States, China, Italy, and Slovakia and at several contract manufacturers located predominantly in Asia. During the first half of fiscal 2010, the Company exited its factory in the Dominican Republic.

        The Company is organized into the Renewable Energy Solutions and Power Solutions operating segments, or strategic business units ("SBUs"), based on the products and services provided. Renewable Energy Solutions offers inverters and accessories for the photovoltaic/solar and wind markets. These inverters convert DC energy from solar panels and wind turbines into AC energy for customer use or for the utility grid. The Power Solutions segment represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

        No customer exceeded 10% of the Company's sales in 2010, 2009 or 2008. No customer represented more than 10% of the Company's trade accounts receivable balances as of January 2, 2011 or January 3, 2010.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition." Sales are recorded net of sales returns and discounts, which are estimated based upon historical data.

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

        The Company has a joint venture in Asia that, along with certain of its contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. The Company records revenue on sales to the joint venture and contract manufacturers only when the components and goods are for sales to third parties. When the joint venture or contract manufacturers purchase components that will be assembled and sold back to the Company, no revenue is recorded because the earnings process has not been completed.

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

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

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

        Intangible Assets—Intangible assets include identifiable intangibles acquired in connection with the acquisition of the Company in 1995, the Power Electronics Group of Magnetek, Inc. in 2006 and Fat Spaniel during the fourth quarter of 2010. A portion of the acquisition cost was allocated among certain identifiable intangibles determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three months to 20 years, using the straight-line method as this best represents the benefits derived.

        Impairment of Long-Lived Assets and Goodwill—The Company reviews the recoverability of the carrying value of long-lived assets for each reportable segment using the methodology prescribed in ASC 360 "Property, Plant and Equipment." The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets.

        The Company reviews the carrying value of goodwill and non-amortizable intangible assets for each reportable segment using the methodology prescribed in ASC 350, "Intangibles—Goodwill and Other." ASC 350 requires that the Company not amortize goodwill and intangible assets with indefinite lives, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its goodwill and non-amortizable intangible assets for impairment on an annual basis at the end of its August fiscal month. ASC 350 requires the Company to perform a two-step impairment test. Under the first step of the goodwill impairment test, the Company is required to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the Company does not perform the second step. If the results of the first step impairment test indicate that the fair value of a reporting unit does not exceed its carrying amount, then the second step of the goodwill impairment test is required. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The impairment loss is measured by the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated statement of operations during the year ended January 3, 2010.

        Restructuring Costs—The Company records restructuring charges in accordance with ASC 420, "Exit or Disposal Cost Obligations," and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. ASC 420 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred or are to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. In accordance with the guidance provided under ASC 712, costs are accrued for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable. During the year ended January 2, 2011 and January 3, 2010, the Company incurred charges and expenses related to various restructuring efforts, including pre-tax restructuring charges of $3.4 million and $8.0 million, respectively, in connection with the exit of its factory in the Dominican Republic.

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

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic and diluted earnings per common share ("EPS") are calculated utilizing the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

"two-class" method. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. The Company's convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as converted basis. Authoritative guidance issued by the FASB requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the convertible preferred stock is not contractually obligated to share in the Company's losses, no allocation was made to preferred stock for periods where a net loss existed.

        Engineering and Research and Development—Engineering costs include existing product engineering, custom product development and research and development costs. Research and development costs are expensed in the period incurred in accordance with ASC 730, "Research and Development." Research and development expenses were $23.2 million, $15.6 million, and $23.7 million, for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

        Warranties—The Company generally offers its customers a two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contracts in accordance with ASC 605-20-25, "Revenue Recognition." Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual repair costs are charged against the reserve balance as incurred.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

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

        Segment Reporting—The Company is organized into two operating segments, Renewable Energy Solutions and Power Solutions based on the products and services provided. Corporate is a non-operating business segment with the main purpose of supporting operations. The Company accounts for segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the operating segments.

        Recent Pronouncements and Accounting Changes—In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification ("ASC") originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance during the year ended January 2, 2011 with no impact to the consolidated financial statements.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

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

        The following table presents the fair values of the Company's financial instruments (in millions):

Description	Level 3
Embedded Put Options (at January 3, 2010)	$0.7
Change in fair value of derivative liability	(0.7)

Embedded Put Options (at January 2, 2011)	$—

        The fair value of the Embedded Put Options was determined using the Binomial model, using a stock price of $10.20, an exercise price of $1.35 per share, volatility factor of 82%, risk-free interest rate of 1.22%, contractual term of 3.3 years and a probability factor of 8.3%. During the year ended January 2, 2011, the Company recorded an unrealized gain of $0.7 million as other income in the consolidated statement of operations resulting from the change in fair value of the embedded put option.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 10% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using a stock price of $10.20, an exercise price of $1.35 per share, a volatility factor of 82%, a risk free interest rate of 1.22%, coupon rates of 6%, 8% and 10% and a contractual life of 3.3 years.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 10% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using a stock price of $10.20, an exercise price of $1.35 per share, a volatility factor of 82%, a risk free interest rate of 1.22%, a dividend yield factor of 10% and a contractual life of 3.3 years.

  •
  The secured notes payable have variable rates of interest and reflect current market rates of interest and the fair value approximates the carrying amount.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

  •
  The fair values of the Company's installment notes were determined using quoted market prices for similar financial instruments.

	January 2, 2011		January 3, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Convertible Notes, due 2019	$254.4	$35.9	$94.5	$35.7
Redeemable Convertible Preferred Stock	165.5	19.6	60.4	18.5
Credit facilities, secured note payable and installment notes	0.1	0.1	5.4	5.4
8% Senior Secured Convertible Notes, due 2013	—	—	84.6	38.8

NOTE 4. INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated balance sheets and is accounted for using the equity method. The carrying value of this investment was $3.1 million and $1.7 million at January 2, 2011 and January 3, 2010, respectively. During the years ended January 2, 2011 and January 3, 2010, the Company recorded equity in earnings in joint venture of $1.2 million and $0.6 million, respectively, in its consolidated statements of operations. See Note 19.

NOTE 5. INVENTORIES

        Inventories consist of the following (in millions):

	January 2, 2011	January 3, 2010
Raw materials	$107.6	$45.6
Subassemblies-in-process	6.3	4.8
Finished goods	38.4	22.8

	$152.3	$73.2

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company wrote off $11.1 million, $13.3 million and $9.2 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	January 2, 2011	January 3, 2010
Land	$2.0	$2.1
Buildings (useful lives of 20 to 30 years)	18.3	18.5
Building related equipment (useful lives of 20 to 30 years)	4.0	4.2
Factory and office equipment (useful lives of 3 to 10 years)	103.6	97.7
Vehicles (useful lives of 3 to 7 years)	0.3	0.4
Leasehold improvements (useful lives of 5 to 10 years)	6.7	13.4
Construction in progress	1.3	0.8

	136.2	137.1
Less accumulated depreciation and amortization	72.9	88.2

	$63.3	$48.9

        Depreciation expense was $12.7 million, $14.2 million and $15.4 million, for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

NOTE 7. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	January 2, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	8.0	4.2	3.8	10
Customer relationships	5.5	3.3	2.2	7
Other	6.4	5.0	1.4	17

Subtotal	19.9	12.5	7.4	12

Total	$31.3	$12.5	$18.8

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

	January 3, 2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Subtotal
Amortizable intangibles
Product technology	5.8	3.7	2.1	13
Customer relationships	5.9	2.7	3.2	7
Other	6.5	4.6	1.9	17

Subtotal	18.2	11.0	7.2	12

Total	$29.6	$11.0	$18.6

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews goodwill and indefinite-lived intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of goodwill and other intangible assets may be impaired. As a result of the continued decrease in its market capitalization during the first fiscal quarter of 2009, the Company tested its goodwill for impairment in accordance with ASC 350-20 and determined that goodwill was impaired. The Company's testing approach utilized a discounted cash flow analysis and comparative market multiples to determine the entity's (single reporting unit) fair value for comparison to its carrying value. As the Company's carrying value exceeded its estimated fair value as of March 29, 2009, the Company applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the Company's interim test, a goodwill impairment charge of $57.0 million was recorded in the Company's consolidated statements of operations during the year ended January 3, 2010. The Company's accumulated goodwill impairment charges since its adoption of ASC 350 was $124.6 million.

        Total amortization expense for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $1.8 million, $1.8 million and $2.7 million, respectively. Of the $1.8 million of expense recorded during the year ended January 2, 2011, approximately $1.5 million was recorded as amortization of intangibles and $0.3 million recorded as cost of goods sold. Of the $1.8 million of expense recorded during the year ended January 3, 2010, approximately $1.6 million was recorded as amortization of intangibles and approximately $0.2 million recorded as cost of goods sold. Of the $2.7 million of expense recorded during the year ended December 28, 2008, approximately $2.4 million was recorded as amortization of intangibles and approximately $0.3 million recorded as cost of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        Estimated future amortization expense for the next five years is as follows, (in millions):

Year Ending December 31,	Amortization Expense
2011	$2.0
2012	1.8
2013	1.6
2014	1.0
2015	0.8

Total	$7.2

        The changes in the carrying amount of goodwill for the year ended January 3, 2010 is as follows (in millions):

January 3, 2010
Beginning balance	$59.0
Decrease related to impairment charge	(57.0)
Changes due to foreign currency fluctuations	(2.0)

Ending balance	$—

NOTE 8. CREDIT FACILITIES

        The Company maintains credit facilities with various banks in Europe and Asia. The aggregate limit on all credit facilities was approximately $21.8 million at January 2, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At January 2, 2011, there were no outstanding borrowings on the credit facilities; however, $1.6 million was committed to guarantee letters of credit. After consideration of these commitments, $20.2 million of borrowing capacity was available to the Company as of January 2, 2011. The revolving credit agreements do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. At January 3, 2010, the total outstanding borrowings on all credit facilities was $0.5 million at a weighted average interest rate of 8.7%, and $1.3 million was committed to guarantee letters of credit. After consideration of these commitments, $21.1 million of borrowing capacity was available to the Company as of January 3, 2010.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	January 2, 2011	January 3, 2010
Litigation reserve	$22.1	$—
Accrued bonuses	16.3	2.9
Accrued payroll and related expenses	9.2	7.6
Accrued warranties	8.1	4.1
Other accrued expenses	11.6	11.5

	$67.3	$26.1

NOTE 10. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 is presented below, (in millions):

	January 2, 2011	January 3, 2010	December 28, 2008
Beginning balance	$4.1	$4.0	$3.1
Charges and costs accrued	19.3	3.1	4.2
Adjustments related to pre-existing warranties (including changes in estimates)	(0.1)	(0.8)	—
Less repair costs incurred	(2.3)	(2.3)	(3.3)
Change due to foreign currency	0.4	0.1	—

Ending balance	$21.4	$4.1	$4.0

        As of January 2, 2011, $13.3 million of long-term accrued warranties were included as a component of Other Long-Term Liabilities in the Consolidated Balance Sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contract in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $8.8 million and $1.3 million, as of January 2, 2011, January 3, 2010, respectively, which were included as part of Other Long-Term Liabilities in the Consolidated Balance Sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

NOTE 11. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

Restructuring Costs

        A summary of the restructuring activity during the years ended January 2, 2011, January 3, 2010 and December 28, 2008 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 31, 2007	$2.0	$4.7	$6.7
Applications of reserve	(1.1)	(1.9)	(3.0)

Balance at December 28, 2008	0.9	2.8	3.7
Restructuring charges	7.1	0.9	8.0
Applications of reserve	(2.9)	(1.9)	(4.8)

Balance at January 3, 2010	5.1	1.8	6.9
Restructuring charges	—	3.4	3.4
Applications of reserve	(5.1)	(4.7)	(9.8)

Balance at January 2, 2011	$—	$0.5	$0.5

        During the second quarter of 2009, the Company announced a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic which was completed during the second quarter of 2010. During fiscal 2010 and 2009, approximately $3.4 million and $8.0 million, respectively, of pre-tax restructuring charges were recorded in accordance with ASC 420 and ASC 712, as applicable.

        During the year ended January 2, 2011, the Company recorded facility closure costs of approximately $3.4 million. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2014. In connection with the Dominican Republic facility closure, the Company has recorded $2.7 million of inventory charges and $0.8 million of accelerated depreciation as part of cost of goods sold in the consolidated statement of operations for the year ended January 2, 2011. At January 2, 2011, $0.5 million of continuing lease obligations related to the 2005 restructuring plan were included in the Company's consolidated balance sheet. All restructuring obligations have been or will be settled with cash.

        During the year ended January 3, 2010, the Company recorded severance benefits of approximately $7.1 million and approximately $0.9 million of facility closure costs. The liabilities related to facilities closures contain continuing lease obligations, the longest of which extends into 2014. In connection with the Dominican Republic facility closure, the Company recorded $1.7 million of inventory charges and $1.8 million of accelerated depreciation as part of cost of goods sold in the consolidated statement of operations for the year ended January 3, 2010. At January 3, 2010, $1.5 million of continuing lease obligations related to the 2005 restructuring plan was included in the Company's consolidated balance sheet.

Impairment of Fixed Assets

        The Company tests the recoverability of its long lived assets held for use whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

ASC 360. During 2010, 2009 and 2008, the Company performed impairment reviews in accordance with ASC 360 in response the Company's recent history of operating and cash flow losses. During the fiscal year, 2010, the Company recorded asset impairment charges of $0.4 million in connection with its plan to exit the Dominican Republic facility and consolidate certain operations. No assets were impaired by the Company during fiscal years 2009 and 2008.

NOTE 12. LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	January 2, 2011	January 3, 2010
Senior Convertible Notes, due 2019	$35.9	$35.7
8% Senior Secured Convertible Notes, due 2013	—	38.8
Secured note payable	—	4.6
2% Installment notes, due 2011	0.1	0.3

Total long-term debt	36.0	79.4
Less current portion	0.1	1.3

Total long-term debt, less current portion	$35.9	$78.1

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

        The Company held 8% Senior Secured Convertible Notes, due 2013 ("8% Notes") that were governed by an indenture, dated as of June 17, 2008 between the Company and The Bank of New York Trust Company, N.A., as trustee. The Notes bore interest at a rate of 8% per annum, payable in cash in arrears on March 31, June 30, September 30 and December 31 of each year. The 8% Notes were convertible, into shares of common stock of the Company, $0.001 par value per share (the "Common Stock"), at an adjusted conversion rate of 500 shares of Common Stock per $1,000 in principal amount of the 8% Notes (which is equivalent to an adjusted conversion price of $2.00 per share). The Company had the right to redeem for cash the outstanding 8% Notes, if on or after June 17, 2010, the closing price of its common stock as reported on The Nasdaq Global Market exceeds for twenty (20) or more trading days out of a thirty (30) consecutive trading day period, 175% of the then current conversion price of the Notes. On July 2, 2010, the Company sent a redemption notice to registered holders of its 8% Notes that called for the redemption of all outstanding Notes on August 11, 2010, the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

Redemption Date. Pursuant to the terms of the indenture governing the Notes, all Notes outstanding on the Redemption Date would be redeemed at a redemption price of $1,139.29 per $1,000 principal amount Note, which included accrued and unpaid interest, payable in cash. During the third quarter of 2010, all note holders converted $34.2 million face value of the 8% Notes into 17.1 million shares of the Company's stock. The Company accounted for this debt conversion in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

        During years ended January 2, 2011 and January 3, 2010, the Company used $10.0 million and $20.9 million net cash to repurchase and extinguish $4.5 million and $31.3 million of the 8% Notes, respectively. The Company recorded a net loss on extinguishment of debt of $5.7 million and a net gain on extinguishment of debt of $8.6 million for the years ended January 2, 2011 and January 3, 2010, respectively.

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at January 2, 2011 and January 3, 2010 related to the installment notes were $0.1 million and $0.3 million, respectively, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. At January 2, 2011, no borrowings were outstanding under this secured note payable agreement. At January 3, 2010, borrowings outstanding under this secured note payable agreement were $4.6 million and bore interest at the EURIBOR plus one and one-half percent (2.3% at January 3, 2010). The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At January 2, 2011 and January 3, 2010, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

        Aggregate principal maturities on long-term debt outstanding at January 2, 2011 are as follows (in millions):

Year Ending December 31,
2011	$0.1
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	36.4

Total	$36.5

NOTE 13. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in Asia, 2015 in North America and 2016 in Europe.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        Future minimum lease payments for operating leases as of January 2, 2011 are as follows (in millions):

Years Ending December 31,	Operating Leases
2011	$5.0
2012	3.9
2013	3.6
2014	3.0
2015	1.3
2016 and thereafter	—

Total minimum lease payments	$16.8

        Total rent expense was $5.3 million, $5.1 million and $5.0 million for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. Approximately $0.5 million of operating lease commitments above were reserved for in the restructuring charge accruals as of January 2, 2011. The Company intends to seek subleases for unused facilities.

        Legal Proceedings—SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. Two new patents were subsequently issued to SynQor and SynQor filed motions for leave to amend its complaint to add claims for infringement of the two new patents. SynQor's motions were opposed by the Company and its codefendants, but on September 18, 2009 the Court granted SynQor's motions and deemed the amended complaints filed as of the dates SynQor's motions were filed (July 7, 2009 for the second amended complaint (adding the '083 patent) and July 21, 2009 for the third amended complaint (adding the '702 patent)). On October 2, 2009 Power-One filed its response to the third amended complaint. The claim construction hearing took place in Marshall, Texas on July 13, 2010 and the court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. The parties participated in mediation in September 2010 but were unsuccessful in resolving the dispute. The case went to trial in December 2010 and the jury returned a verdict in favor of SynQor on December 21, 2010, finding that all of the defendants directly or indirectly infringed all of the claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales of infringing products in the United States.

        On January 24, 2011, the Judge entered a permanent injunction, enjoining all of the defendants from manufacturing, using, selling and offering for sale in the United States, and/or importing into the United States, certain families of unregulated and semi-regulated bus converters. Although the Company did not believe that the verdict or the injunction would materially impact its Power Solutions business, it joined with the other defendants in filing an emergency motion to stay the injunction and on January 25, 2011 the Judge entered a temporary stay of the injunction until January 28, 2011. On

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

January 31, 2011, Power-One and its co-defendants filed an emergency motion with the United States Court of Appeals for the Federal Circuit, requesting a partial stay of the injunction to permit certain identified customers to continue purchasing the enjoined products for a limited transition period. That day, the Federal Circuit entered a temporary stay order and directed SynQor to file a response by February 4, 2011. On March 2, 2011 the parties were notified that the Appeal had been selected for the Federal Circuit's mandatory Appellate Mediation Program and that an initial mediation session had been scheduled for March 30, 2011.

        A final judgment has not yet been entered in the case; however the Company believes that errors were made during the trial and that there is a strong basis for an appeal. The Patents and Trademarks Office is also re-examining four of the five SynQor patents and has issued office actions that preliminarily reject the claims in two of the four patents. Including interest and other items, the Company believes that its maximum exposure related to this matter is $29.2 million. The Company has accrued $22.1 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

NOTE 14. COMMON AND PREFERRED STOCK

        Preferred Stock—On April 23, 2009, the Company entered into a Securities Purchase Agreement with Silver Lake Sumeru pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company consisting of $23.6 million to acquire 23,625 shares of redeemable convertible preferred stock (the "Preferred Stock"), $36.4 million to acquire senior convertible notes due 2019 at par (the "New Notes"), and warrants to acquire 8.7 million shares of Power-One common stock (the "Warrants").

        The Warrants are exercisable fifteen months after issuance at an exercise price of $1.33 and will expire in seven years. The warrants had a fair value of $3.1 million on the Purchase Agreement date, each warrant option having a value of $0.48 per share. The fair value was determined using the Black-Scholes model using, an adjusted stock price of $0.91, a volatility factor of 72%, a risk free interest rate of 2.68% and a contractual life of 7 years. Proceeds of $3.3 million were allocated to the warrants as an increase to Additional paid-in capital in the consolidated balance sheet.

        Under the Purchase Agreement, 23,625 shares of redeemable convertible preferred stock were issued. (Under the Company's existing articles of incorporation, 30.0 million shares of preferred stock at a par value of $0.001 are authorized for issuance) The Preferred Stock issued under the Purchase Agreement pays quarterly dividends at a rate of 10% per year and are convertible into Power-One common stock at a conversion price of $1.35. During the year ended January 2, 2011 and January 3, 2010, the Company declared a Preferred Stock dividend of $2.4 million and $1.5 million, respectively. After the fifth anniversary of the issuance, the Company may redeem any or all of the Preferred Stock at a redemption price equal to the purchase price plus accrued dividends. The Company may force conversion of the Preferred Stock on and after the 2.5 year anniversary date if the Company's common stock price is 300% of the conversion price. The Preferred Stock may be redeemed at the request of the holders of such securities after the fifth anniversary of their issuance, and annually thereafter, at a redemption price equal to the purchase price plus accrued dividends. The Company's failure to redeem

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

the Preferred Stock would result in a 2% per year increase in the dividend, plus another 1% increase per six month period after the redemption date, up to a maximum of 16% per year.

        At January 2, 2011, the carrying value of the Preferred Stock was $19.6 million. The Preferred Stock initial carrying amount of $17.9 million and the mandatory redemption amount of $23.6 million will be increased by periodic accretions using the interest method, such that the carrying amount of the Preferred Stock will equal the mandatory redemption amount at the mandatory redemption date. During the year ended January 2, 2011 and January 3, 2010, the Company recorded the $1.1 million and $0.7 million, respectively, of accretion charges against Additional paid-in capital in its consolidated balance sheet.

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

        In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the "2004 Plan") for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards. The option exercise price is determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options and awards generally vest over four-year terms and have a maximum contractual life of 10 years. In April 2008, the Board of Directors approved certain amendments to this plan. The first amendment increased the individual award sub-limits from 0.5 million shares to 1.5 million shares, the maximum number of shares that may

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

be subject to awards granted to any individual in a calendar year, and the maximum number of shares that may be subject to stock options and stock appreciation rights granted to any individual in a calendar year, is now 1.5 million shares. The second amendment extended the Company's authority to grant new awards that are intended to qualify as performance-based compensation within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the first annual meeting of our stockholders that occurs in 2013. None of these amendments increased the existing limits on the total number of shares that may be delivered or the limits on the total number of shares that may be delivered as so-called "full value awards." The Board of Directors and shareholders approved the adoption of the amended and restated Power-One, Inc. 2004 Stock Incentive Plan in February 2010 and May 2010, respectively. The amendment increased the existing limit on the number of shares that may be delivered pursuant to awards granted under the 2004 Plan from 4,750,000 shares to 10,750,000 shares, decreased the maximum number of shares subject to all awards granted under the 2004 Plan to any non-employee director from 500,000 shares to 62,500 shares. The amendment also set the per share exercise price or base price for each stock option or stock appreciation right at no less than 100% of the fair market value of a share of common stock on the date of grant of the option or stock appreciation right, and provided that, other than in connection with a change in the Corporation's capitalization, neither the exercise price of an option nor the base price of a stock appreciation right may be reduced without stockholder approval. At January 2, 2011, approximately 3.2 million shares of common stock were available for future grants. Of the 3.2 million shares available for future grants as of January 2, 2011, approximately 0.5 million are available for grant as awards other than stock options or stock appreciation rights.

        Stock Awards—The Company has granted non-vested share units under its 1996 and 2004 stock incentive plans. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at December 30, 2007	1.8	$4.97

Awards granted	1.0	2.27
Awards vested and issued	(0.5)	2.26
Awards forfeited	(0.7)	4.55

Nonvested awards outstanding at December 28, 2008	1.6	$3.39

Awards granted	1.5	3.10
Awards vested and issued	(0.5)	3.77
Awards forfeited	(0.3)	2.93

Nonvested awards outstanding at January 3, 2010	2.3	$3.16

Awards granted	2.2	9.40
Awards vested and issued	(0.9)	3.42
Awards forfeited	(0.1)	4.82

Nonvested awards outstanding at January 2, 2011	3.5	$6.78

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Global Market of the Company's stock on the date the awards are granted. The awards generally vest over three to four years. As of January 2, 2011, there was $20.7 million of total unrecognized compensation cost related to nonvested stock awards granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At January 2, 2011, there were 3.4 million stock awards that were expected to vest with an aggregate intrinsic value of $34.1 million and a weighted average grant date fair value of $6.78 per share.

        For the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the fair value of the vested portion of non-vested share units and the stock compensation cost in the income statement related to these stock awards were as follows, (in millions):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Total fair value of stock awards vested	$3.2	$2.1	$2.2
Stock compensation expense related to stock awards	$4.3	$1.3	$2.3

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        The fair value of each option and stock appreciation right granted during the years ended January 2, 2011 and January 3, 2010 was estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Year Ended
	January 2, 2011	January 3, 2010
Risk-free interest rate	2.6%	2.8%
Volatility	80%	80%
Option life, years	5.4	5.4
Stock options granted, in millions	0.9	0.1

        For the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the total options available for exercise, the weighted average exercise price, the intrinsic value of stock options exercised, and the stock compensation cost in the income statement related to stock options were as follows:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Total options exercisable, in millions	1.8	2.9	4.9
Weighted average exercisable stock option exercise price	$5.32	$9.16	$9.84
Total intrinsic value of stock options exercised, in millions	$4.6	$0.1	$0.1
Stock compensation expense related to stock options and stock appreciation rights, in millions	$1.3	$0.8	$0.3

        As the Company currently has net operating loss carryforwards, there is no net impact on the Company's APIC pool related to stock-based compensation for the years ended January 2, 2011, January 3, 2010 and December 28, 2008.

        As of January 2, 2011, there was $5.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans which will be recognized over a weighted average 2.4 years.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        During the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the following activity related to stock option and stock appreciation rights occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)					(in millions)
Options outstanding—December 30, 2007	7.5	$2.05 - $82.22	$10.01
Options granted	1.6	$1.23 - $ 2.38	$2.09	$1.21
Options exercised	(0.1)	$2.05	$2.05
Options forfeited	(2.6)	$2.05 - $82.22	$10.45

Options outstanding—December 28, 2008	6.4	$1.23 - $82.22	$8.05
Options granted	0.1	$1.19 - $ 2.80	$1.61	$1.11
Options exercised	—	$2.09	$2.09
Options forfeited	(2.3)	$1.19 - $47.50	$9.50

Options outstanding—January 3, 2010	4.2	$1.19 - $82.22	$7.07
Options granted	0.9	$7.54 - $12.78	$8.49	$5.70
Options exercised	(1.0)	$2.09 - $ 9.12	$6.03
Options forfeited	(0.6)	$1.19 - $82.22	$19.59

Options outstanding—January 2, 2011	3.5	$1.19 - $20.25	$5.46		6.25yrs	16.9

Options exercisable—January 2, 2011	1.8		$5.32		4.14yrs	8.8

Options vested and expected to vest—January 2, 2011	3.4		$5.43		6.19yrs	16.7

        The following table summarizes information regarding options outstanding at January 2, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 1.19 - $ 2.26	0.7	7.23 yrs	$1.73	0.6	$1.67
$ 2.27 - $ 2.80	0.7	7.14 yrs	$2.38	—	$2.80
$ 2.81 - $ 7.19	0.6	2.05 yrs	$5.18	0.6	$5.18
$ 7.20 - $ 9.00	0.6	8.77 yrs	$7.65	0.1	$8.95
$ 9.01 - $ 9.12	0.5	4.77 yrs	$9.10	0.4	$9.12
$ 9.13 - $11.64	0.3	8.13 yrs	$10.06	—	$10.37
$11.65 - $20.25	0.1	4.48 yrs	$14.94	0.1	$16.54

$ 1.19 - $20.25	3.5	6.25 yrs	$5.46	1.8	$5.32

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        During the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company received cash of $5.7 million, less than $0.1 million and $0.3 million, respectively, from the exercise of stock options granted under its stock options plans.

        Employee Stock Purchase Plan—The Company adopted, effective January 1, 1998 and expired on January 1, 2008, an Employee Stock Purchase Plan, under which 9.0 million shares are reserved for purchase by employees. At each of the years ended January 2, 2011, January 3, 2010 and December 28, 2008 there were approximately 0.5 million shares issued cumulatively under this plan. During the year ended December 28, 2008, the Company received cash of approximately $0.1 million, for shares issued under the plan.

        Share Repurchase Program—In September 2010, the Company announced that it had received authorization from its Board of Directors to purchase up to 10 million shares of its outstanding common stock in open-market transactions. At January 2, 2011, 7 million shares remain available for purchase in accordance with this authorization. This authorization expires on September 21, 2012.

NOTE 15. SEGMENT INFORMATION

        During the second quarter of fiscal 2010, the Company began to operate as two reportable business segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel began reviewing the Company's performance and making resource allocation decisions by reviewing the results of the two business segments separately. Revenue and operating profit is now reviewed by the chief operating decision maker, however the Company assets are not divided based on business segment. Due to the structure of the Company's internal organization and the manner in which expenses were tracked and managed and as a result of the design of the Company's internal systems during fiscal 2009, the Company was unable to recast related financial information by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for the fiscal years, 2009 and 2008 is not reported as it is impracticable to do so.

        The Company is organized into the Renewable Energy Solutions and Power Solutions segments based on the products and services provided. Renewable Energy Solutions offers inverters and accessories for the photovoltaic/solar and wind markets. These inverters convert DC energy from solar panels and wind turbines into AC energy for customer use or for the utility grid. The Power Solutions segment represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

        Revenue with respect to operating segments for the fiscal years 2010, 2009 and 2008, (in millions):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Sales:
Renewable Energy Solutions	$715.4	$128.6	$65.8
Power Solutions	331.7	303.0	471.7

Total	$1,047.1	$431.6	$537.5

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        Operating Income (Loss) by operating segment for the year ended January 2, 2011 is as follows, (in millions):

Operating Income (Loss):
Renewable Energy Solutions	$309.4
Power Solutions	3.0

Total segment operating income	$312.4

Unallocated amounts:
Restructuring and Asset Impairment	(3.9)
Litigation	(22.1)
Corporate and unallocated	(21.8)

Total	$264.6

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges and litigation are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

        Depreciation and amortization for the year ended January 2, 2011 is as follows, (in millions):

	Depreciation	Amortization
Renewable Energy Solutions	$2.3	$0.1
Power Solutions	9.9	1.7
Corporate and unallocated	0.5	—

Total	$12.7	$1.8

        No customer accounted for more than 10% of sales during fiscal year 2010, 2009 or 2008.

        The Company's customers are located throughout the world, and the following table summarizes revenues in different geographic locations for the Company's two product lines (in millions):

	Years Ended
	January 2, 2011			January 3, 2010			December 28, 2008
	Renewable Energy Solutions	Power Solutions	Total	Renewable Energy Solutions	Power Solutions	Total	Renewable Energy Solutions	Power Solutions	Total
Revenues:(a)
North America(b)	$10.0	$119.3	$129.3	$1.2	$100.2	$101.4	$0.4	$152.8	$153.2
Italy	365.8	15.9	381.7	79.9	4.8	84.7	44.3	23.3	67.6
Other European countries	289.2	83.7	372.9	44.0	107.7	151.7	21.1	165.2	186.3
Asian countries	49.6	105.8	155.4	3.3	79.9	83.2	-	112.2	112.2
Other	0.8	7.0	7.8	0.2	10.4	10.6	-	18.2	18.2

Total	$715.4	$331.7	$1,047.1	$128.6	$303.0	$431.6	$65.8	$471.7	$537.5

(a)
Revenues are attributable to countries based on location of customer.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

(b)
Included in revenue attributable to North America are sales to customers in the United States of America $110.3 million, $91.6 million, and $137.0 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

Long-lived Assets

        The following is a summary of our long-lived assets by geographical locations and operating segment, in millions:

	Years Ended
	January 2, 2011				January 3, 2010	December 28, 2008
	Renewable Energy Solutions	Power Solutions	Corporate	Total	Total	Total
Long-Lived Assets:
United States	$7.1	$16.3	$0.1	$23.5	$16.3	$39.1
Italy	37.6	-	-	37.6	27.2	52.5
China	-	11.1	-	11.1	8.1	9.1
Slovakia	-	5.2	-	5.2	5.9	6.8
Switzerland	-	3.4	-	3.4	4.0	17.0
Dominican Republic	-	-	-	-	4.4	8.5
Other	-	1.3	-	1.3	1.6	1.7

Total	$44.7	$37.3	$0.1	$82.1	$67.5	$134.7

        Long-lived assets by operating segment for the years ended January 3, 2010 and December 28, 2008 are not reported as it is impracticable to do so.

NOTE 16. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of January 2, 2011 and January 3, 2010.

        In accordance with Italian law, the Company has an unfunded severance plan under which all employees in Italy are entitled to receive severance indemnities (Trattamento di Fine Rapporto or "TFR") upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with ASC 715, "Compensation—Retirement Benefits." The severance indemnities accrue approximately at the rate of 1/12 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of employment for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service. Prior to July 2007, the Company was required to accrue for these liabilities and pay the respective amounts to employees upon termination. Beginning July 2007, the Company is required to remit these severance indemnities to the government at the time in which the funds are accrued. At

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

January 2, 2011 and January 3, 2010, the Company had recorded in other long-term liabilities in its consolidated balance sheets approximately $8.1 million and $8.6 million, respectively, related to these severance indemnities. The Company recorded expense related to the severance indemnities of approximately $1.6 million, $1.4 million and $1.6 million for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

        The Company has a 401(k) retirement savings plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.5 million, $0.4 million and $0.5 million, for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

NOTE 17. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
United States	$(61.1)	$(75.0)	$(17.8)
Non-United States	311.3	18.0	(2.6)

Total	$250.2	$(57.0)	$(20.4)

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Current:
Federal	$—	$—	$—
State	—	—	0.1
Foreign	106.4	7.4	1.0

Total current	$106.4	7.4	1.1
Deferred:
Federal	3.9	—	—
State	0.3	—	—
Foreign	(7.0)	(0.5)	(1.3)

Total deferred	(2.8)	(0.5)	(1.3)

Provision (benefit) for income taxes	$103.6	$6.9	$(0.2)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        For the years ended January 2, 2011 and January 3, 2010, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended
	January 2, 2011			January 3, 2010
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.1	$—	$—	$0.4	$—	$—
Sales discount reserve	0.6	—	—	0.6	0.1	—
Bad debt reserve	0.3	—	1.1	0.2	—	0.7
Inventory reserve	3.6	0.3	2.2	3.2	0.2	3.4
Warranty reserve	0.5	—	5.5	0.6	—	0.3
Legal Reserves	7.7	0.5	—	—	—	—
Restructuring reserve	0.2	—	—	2.4	0.1	—
Other	0.5	0.1	0.2	(0.5)	0.1	1.0

Subtotal	13.5	0.9	9.0	6.9	0.5	5.4
Valuation allowance	(13.5)	(0.9)	(0.3)	(6.9)	(0.5)	(0.8)

Total current	—	—	8.7	—	—	4.6
Non-current:
NOL	109.0	7.4	24.2	110.0	2.3	16.5
Intangible assets	(2.2)	0.9	(1.2)	0.8	1.0	(1.7)
Fixed assets	(0.1)	—	(1.9)	1.1	—	(1.9)
Other	3.3	1.2	0.6	0.6	0.9	(0.3)

Subtotal	110.0	9.5	21.7	112.5	4.2	12.6
Valuation allowance	(113.9)	(9.8)	(16.9)	(112.5)	(4.2)	(15.8)

Total non-current	(3.9)	(0.3)	4.8	—	—	(3.2)

Net deferred income tax assets (liabilities)	$(3.9)	$(0.3)	$13.5	$—	$—	$1.4

        The Company had gross deferred tax assets of $171.4 million and $154.8 million and gross deferred tax liabilities of $6.8 million and $12.7 million at January 2, 2011 and January 3, 2010, respectively.

        The Company records a valuation allowance against its deferred income tax assets in accordance with ASC 740 "Income Taxes" when, in management's judgment, the deferred income tax assets will not more likely than not be realized in the foreseeable future. For the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the Company recorded increases in valuation allowances against deferred income tax assets of $14.6 million, $9.3 million and $3.9 million, respectively. Our deferred tax assets at January 2, 2011 and January 3, 2010 do not include approximately $2.6 million and zero respectively of excess tax benefits from employee stock based compensation that are a component of our net operating loss carryovers. Shareholders' equity will be increased by approximately $2.6 million if and when such benefits are ultimately realized.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended
	January 2, 2011		January 3, 2010		December 28, 2008
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$87.6	35%	$(20.0)	(35)%	$(7.1)	(35)%
State taxes, net of federal benefit	0.2	0.1	0.2	—	0.7	4
Foreign income taxed at different rates	(9.6)	(3.8)	0.6	1	0.7	3
Deemed Foreign Dividends	13.1	5.2	—	—	—	—
Non-deductible goodwill	—	—	16.1	28	0.2	1
Other	4.5	1.8	0.7	2	1.4	7
Valuation allowance	7.8	3.1	9.3	16	3.9	19

	$103.6	41.4%	$6.9	12%	$(0.2)	(1)%

        As of January 2, 2011, the Company had net operating loss (NOL) carry-forwards for federal and state income tax purposes of approximately $318.4 million and $88.8 million, respectively. These operating loss carry- forwards expire in various years beginning in 2022 and 2010, respectively. The Company also has foreign NOLs in various countries totaling approximately $90 million.

        Pursuant to Sections 382 and 383 of the US Internal Revenue Code, the utilization of domestic NOL carry-forwards and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period. The Company does not believe an ownership change has occurred as of January 2, 2011 that would limit the Company's utilization of its domestic NOL carry-forwards or other tax attributes.

        At January 2, 2011, the Company's liability for uncertain tax positions was $9.2 million of which $7.0million was recorded in other assets, $1.9 million was recorded in other accrued expense, and $0.3 million was recorded in other long-term liabilities. At January 3, 2010, the Company's liability for uncertain tax positions was $3.8 million which was recorded in other long term liabilities. The Company recognized an increase of approximately $5.4 million during 2010 in liability for unrecognized tax benefits, including interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2007	$2.2
Gross decreases—tax positions in prior periods	(0.4)

Balance at December 28, 2008	1.8
Gross increases—tax positions in prior periods	2.8
Gross decreases—tax positions in prior periods	(1.2)

Balance at January 3, 2010	3.4

Gross increases- tax positions in prior periods	8.7
Gross decreases—tax positions in prior periods	(3.2)

Balance at January 2, 2011	$8.9

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

        The total amount of unrecognized tax positions that would impact the effective tax rate is approximately $1.8 million if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The liability related to unrecognized tax benefits included accrued interest of approximately $0.2 million, $0.2 million and $0.3 million at January 2, 2011, January 3, 2010 and December 28, 2008, respectively. The liability related to unrecognized tax benefits included accrued penalties of approximately $0.1 million, $0.2 million and $0.2 million at January 2, 2011, January 3, 2010 and December 28, 2008, respectively. Interest included in income tax provision in the Company's consolidated statement of operations was less than $0.1 million for the year ended January 2, 2011, less than $0.1 million for the year ended January 3, 2010 and $0.1 million for the year ending December 28, 2008. No penalties were recorded to the income tax provision for the years ended January 2, 2011, January 3, 2010, and December 28, 2008. In the current year the decrease in penalties resulted from movement in exchange rates.

        The Company is currently under audit by several tax authorities. Based on the expected timing of the resolution and/or closure of these audits, the Company anticipates that the issues related to $1.8 million of the unrecognized tax benefits for positions existing at January 2, 2011 will be resolved during the fiscal year ending January 1, 2012.

        As of January 2, 2011, US income taxes have not been provided on approximately $208.5 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

        The Company is subject to federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2007 through 2009, and the statutes of limitation in state jurisdictions remain open in general from tax years 2006 through 2009. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2009. The Company anticipates that some of these audits may be finalized in the foreseeable future. However, based upon the complexity of the positions and the protocol for finalizing audits by the relevant tax authorities, the Company cannot reasonably estimate the range of increases and decreases in the next 12 months.

NOTE 18. EARNINGS (LOSS) PER SHARE (EPS)

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

share in the Company's losses, no allocation was made to preferred stock for periods where a net loss existed.

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	12 Months Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Basic EPS
Net income (loss) attributable to common stockholders	$144.4	$(65.5)	$(17.5)
Less: undistributed income allocated to participating preferred stockholders	(20.3)	—	—

Net income (loss) allocated to common stockholders	$124.1	$(65.5)	$(17.5)
Weighted average common shares outstanding (basic)	95.7	88.1	87.6

	$1.30	$(0.74)	$(0.20)

Diluted EPS
Net income (loss) attributable to common stockholders	$144.4	$(65.5)	$(17.5)
Add: effect of dilutive convertible debt	5.7	—	—
Less: undistributed income allocated to participating preferred stockholders	(14.4)	—	—

Net income (loss) attributable to common stockholders	$135.7	$(65.5)	$(17.5)

Weighted average common shares outstanding (basic)	95.7	88.1	87.6
Common shares issuable assuming dilution	46.2	—	—

Weighted average common shares outstanding (diluted)	141.9	88.1	87.6

	$0.96	$(0.74)	$(0.20)

        Due to the Company's net loss during the fiscal years 2009 and 2008, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share. Using the treasury stock method, had the Company been in a net income position for the fiscal year 2009 and 2008, the weighted average common share equivalents of approximately 1.6 million and 0.2 million, respectively, which were outstanding, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the fiscal years 2010, 2009 and 2008 were 2.1 million, 9.3 million and 8.9 million, respectively.

        During the fiscal years 2009 and 2008, the Company excluded its convertible securities from the diluted earnings per share computation as the effect would be anti-dilutive. At January 3, 2010 and December 28, 2008, the weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share would be anti-dilutive was 30.0 million shares and 12.9 million shares, respectively. The weighted average common share equivalents outstanding related

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the year ended January 3, 2010 would be anti-dilutive was 11.3 million shares.

NOTE 19. RELATED PARTY TRANSACTIONS

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated balance sheet as other assets under the equity method. During 2005 and through fiscal 2007, the Company impaired the entire investment in the joint venture as a result of its analysis of the future discounted cash flows combined with other unfavorable indicators. However, during the first fiscal quarter of 2008, the Company received a cash dividend of $1.2 million from the joint venture, representing a return on its investment. The cash dividend along with approximately $1.5 million related to the Company's share in the earnings of the joint venture for the year ended December 28, 2008 were recorded in "Equity in earnings of joint venture" in the consolidated statement of operations. During the year ended January 2, 2011 and January 3, 2010, the Company recorded $1.2 million and $0.6 million related to the Company's equity share in the earnings of the joint venture.

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

        No revenue was recognized related to the joint venture during the years ended January 2, 2011, January 3, 2010 and December 28, 2008. The Company paid $17.7 million, $15.8 million and $18.1 million for inventory purchased from the joint venture during the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively. At January 2, 2011, January 3, 2010 and December 28, 2008, the Company owed the joint venture approximately $3.2 million, $2.7 million and $12.0 million, respectively.

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

        Related party transactions are disclosed in the Company's filings with the Securities Exchange Commission as and when required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. Regardless of any reporting or disclosure obligation pursuant to applicable laws and regulations, all transactions with related parties are disclosed to the Audit

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND DECEMBER 28, 2008

Committee and material transactions with related parties are disclosed to the Board of Directors. During the fiscal year ended January 2, 2011 no transactions were required to be reported under Item 404(a) of Regulation S-K that were not subject to the Company's written policies and procedures or with respect to which the policies and procedures were not followed.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2010 AND 2009 QUARTERS (Unaudited)

(In millions, except per share data)

	2010 Quarters Ended
	Apr. 4(1)	Jul. 4	Oct. 3	Jan. 2 2011(2)
Net sales	$152.4	$214.5	$314.0	$366.2
Gross profit	45.7	79.4	129.1	148.9
Income from operations	21.1	49.3	100.5	93.7
Net income	4.6	25.2	63.7	54.4
Diluted earnings per share	0.4	0.17	0.40	0.35

	2009 Quarters Ended
	Mar. 29(3)	Jun. 28(4)	Sept. 27	Jan. 3 2010
Net sales	$97.8	$91.2	$100.1	$142.5
Gross profit	13.9	18.1	23.2	41.1
Income (loss) from operations	(65.4)	(7.0)	0.1	14.0
Net income (loss)	(61.2)	(6.3)	(2.0)	6.2
Diluted earnings (loss) per share	(0.70)	(0.08)	(0.03)	0.05

(1)
During the first quarter of 2010, we recorded a net loss of $5.7 million from the repurchase and retirement of outstanding convertible debt.

(2)
During the fourth quarter of 2010, we recorded a $22.1 million charge as a result of litigation.

(3)
During the first quarter of 2009, we recorded a goodwill impairment charge of $57.0 million and a net gain of $3.1 million from the repurchase and retirement of outstanding convertible debt.

(4)
During the second quarter of 2009, we recorded a net gain of $5.3 million from the repurchase and retirement of outstanding convertible debt.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED JANUARY 2, 2011, JANUARY 3, 2010 AND

DECEMBER 28, 2008

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions(2)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended
January 2, 2011	$3.9	$2.7	$(0.6)	$(0.1)	$5.9
January 3, 2010	5.3	0.8	(2.3)	0.1	3.9
December 28, 2008	5.5	1.3	(1.2)	(0.3)	5.3
Accrued sales discounts and returns:
Year ended
January 2, 2011	$1.8	$8.0	$(6.3)	$—	$3.5
January 3, 2010	1.4	9.1	(8.7)	—	1.8
December 28, 2008	1.3	9.8	(9.7)	—	1.4
Deferred tax asset valuation allowance:
Year ended
January 2, 2011	$140.7	$18.2	$(0.7)	$0.4	$158.6
January 3, 2010	143.4	9.3	(15.0)	3.0	140.7
December 28, 2008	151.6	6.8	(10.9)	(4.1)	143.4

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

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
3.1(a)	Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2010, effective June 14, 2010
3.4(a)	Bylaws of the Company dated as of June 14, 2010
4.1(a)	Specimen Common Stock Certificate
4.2(f)
Rights Agreement, dated as of July 27, 2000, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as exhibits thereto the terms of the Junior Participating Preferred Stock and Form of Right Certificate
4.3(s)
Amended and Restated Rights Agreement, dated as of April 23, 2009, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent, including as an exhibit thereto the Form of Rights Certificate
4.4(g)	Certificate of Designation of Junior Participating Preferred Stock of Power-One, Inc.
4.5(p)	Indenture dated as of June 17, 2008, between Power-One, Inc., and The Bank of New York Trust Company, N.A., as Trustee
4.6(p)	Form of 8% Senior Secured Convertible Notes due 2013
4.7(n)	Form of Warrant to purchase up to 2,000,000 shares of common stock of Power-One, Inc.
4.8(i)	Form of Warrant to purchase up to 8,628.941 shares of common stock of Power-One, Inc.
4.9(i)	Form of Warrant to purchase up to 71,059 shares of common stock of Power-One, Inc.
4.10(i)	Indenture dated as of May 8, 2009, between Power-One, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.11(i)	Supplemental Indenture dated as of May 8, 2009, between Power-One, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.12(a)	Certificate of Designation of Series A Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
4.13(a)	Certificate of Designation of Series B Junior Participating Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
4.14(a)	Certificate of Designation of Series C Junior Participating Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
10.1(e)	Form of Indemnification Agreement between the Company and its directors
10.2(h)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.3(j)	Power-One 2001 Stock Option Plan, dated September 28, 2001
10.4(k)	Amended and Restated Power-One, Inc. 2004 Stock Incentive Plan, dated May 24, 2010
10.5(u)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for new non-employee director

Description
10.6(u)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for continued service as a non-employee director
10.7(u)	Form of Stock Unit award agreement under 2004 Stock Incentive Plan for employee award
(see 10.4)
10.9(l)	Senior Executive Change in Control Agreement
10.10(l)	Executive Change in Control Agreement
10.11(m)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson
10.123(m)	Stock Unit Award Agreement for Richard J. Thompson, dated as of February 18, 2008
10.13(m)	Notice of Grant of Stock Option and Terms and Conditions of Richard J. Thompson Stock Option, dated as of February 18, 2008
10.14(m)	Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Richard J. Thompson Stock Appreciation Rights, dated as of February 18, 2008
1015(n)	Warrant Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge LLC
10.16(n)	Registration Rights Agreement, dated as of March 6, 2008 between Power-One, Inc. and PWER Bridge, LLC
10.17(p)	Purchase Agreement dated as of June 12, 2008 between Power-One, Inc., and Lehman Brothers, Inc., as initial purchaser of the 8% Senior Secured Convertible Notes
10.18(p)	Pledge and Security Agreement dated as of June 17, 2008 among Power-One, Inc. and its subsidiaries named therein and The Bank of New York Trust Company, N.A., as collateral agent.
10.19(q)	Employment Letter, dated as of July 31, 2008, between Power-One, Inc. and Linda C. Heller
10.20(r)	Employment Offer Letter effective as of September 29, 2008, between the Company and Neil Dial
10.21(r)	Notice of Grant of Stock Option and Terms and Conditions of Neil Dial Stock Option, dated as of September 29, 2008
10.228(s)	Securities Purchase Agreement between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru, L.P. dated April 23, 2009
10.23(i)	Registration Rights Agreement dated as of May 8, 2009 between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru L.P.
10.24(i)
First Amendment to Pledge and Security Agreement among Power-One, Inc. and its subsidiaries named therein and The Bank of New York Mellon Trust Company, N.A. as collateral agent dated as of May 8, 2009
10.25(e)	Form of Indemnification Agreement between the Company and its executive officers and certain other officers
21	List of Subsidiaries

Description
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer

(a)
Previously filed as an exhibit to the Current Report on Form 8-K filed on June 16, 2010.

(b)

(c)

(d)

(e)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 28, 2009.

(f)
Previously filed as an exhibit to the Registration Statement on Form 8-A of Power-One, Inc. filed on August 9, 2000.

(g)
Previously filed as an exhibit to the Current Report on Form 8-K filed on August 9, 2000.

(h)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001 filed on March 29, 2002

(i)
Previously filed as an exhibit to the Current Report on Form 8-K filed on May 8, 2009.

(j)
Previously filed as an exhibit to the Registration Statement on Form S-8 filed on September 28, 2001.

(k)
Previously filed as an appendix to the Registration Statement on Form S-8 filed on August 16, 2010.

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

New exhibits filed in 2010:

Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of April 23, 2009, between Power-One, Inc. and American Stock Transfer & Trust Company, as Rights Agent—Previously filed as an exhibit to the Registration Statement on Form 8-A/A filed June 16, 2010.

First Supplemental Indenture, dated as of June 14, 2010, between Power-One, Inc. (formerly New Power-One, Inc.) and the Bank of New York Mellon Trust Company, N.A., as trustee—Previously filed as an exhibit to the Current Report on Form 8-K filed June 16, 2010. (foot note "a")

Second Supplemental Indenture, dated as of June 14, 2010, between Power-One, Inc. (formerly New Power-One, Inc.) and the Bank of New York Mellon Trust Company, N.A., as trustee—Previously filed as an exhibit to the Current Report on Form 8-K filed June 16, 2010. (foot note "a")

Agreement and Plan of Reorganization, dated as of June 11, 2010, by and between New Power-One, Inc., Power-One, Inc., and Power-One Merger-Sub, Inc.—Previously filed as an exhibit to the Current Report on Form 8-K filed June 16, 2010. (foot note "a")

Form of Notice of Redemption of the Company's 8% Senior Secured Convertible Notes due 2013.—Previously filed as an exhibit to the Current Report on Form 8-K filed July 6, 2010.

Employment Offer Letter effective July 15, 2010 between the Company and Steven Hogge—Previously filed as an exhibit to the quarterly report on Form 10-Q filed November 12, 2010.

Employment Offer Letter effective August 16, 2010 between the Company and Gary Larsen—Previously filed as an exhibit to the quarterly report on Form 10-Q filed November 12, 2010.

Separation Agreement and Release of Claimes effective August 13, 2010 between Power One, Inc. and Linda Heller—Previously filed as an exhibit to the quarterly report on Form 10-Q filed November 12, 2010.