Form 10-Q
period 2011-04-03
POWER ONE INC
filed 2011-05-10
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2011
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

         As of May 5, 2011, 103,630,082 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
NET SALES	$244,543	$152,377
COST OF GOODS SOLD	160,285	106,649

GROSS PROFIT	84,258	45,728
EXPENSES:
Selling, general and administrative	21,085	14,974
Research and development	11,296	8,378
Amortization of intangible assets	442	377
Restructuring costs	—	929
Litigation	235	—

Total expenses	33,058	24,658

INCOME FROM OPERATIONS	51,200	21,070
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	483	—
Interest expense	(1,387)	(2,019)
Loss on extinguishment of debt	—	(5,658)
Other income (expense), net	(2,213)	800

Total interest and other income (expense), net	(3,117)	(6,877)

INCOME BEFORE INCOME TAXES	48,083	14,193
PROVISION FOR INCOME TAXES	17,451	9,700

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	30,632	4,493
EQUITY IN EARNINGS OF JOINT VENTURE	182	108

NET INCOME	$30,814	$4,601

PREFERRED STOCK DIVIDEND AND ACCRETION	866	851

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$29,948	$3,750

BASIC EARNINGS PER SHARE	$0.25	$0.04

DILUTED EARNINGS PER SHARE	$0.20	$0.04

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	103,791	88,300

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	140,920	95,562

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	April 3, 2011	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,570	$227,907
Accounts receivable:
Trade, less allowance for doubtful accounts: $8,495 at April 3, 2011; $5,876 at January 2, 2011	227,827	262,546
Other	6,179	7,980
Inventories	185,079	152,286
Prepaid expenses and other current assets	20,944	21,671

Total current assets	683,599	672,390
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $77,554 at April 3, 2011; $72,879 at January 2, 2011	73,109	63,325
OTHER INTANGIBLE ASSETS, net	18,524	18,802
OTHER ASSETS	9,470	7,295

TOTAL	$784,702	$761,812

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$168,000	$213,096
Restructuring reserve	303	549
Long-term debt, current portion	110	103
Income tax payable	126,455	103,739
Other accrued expenses	59,848	67,339

Total current liabilities	354,716	384,826
LONG-TERM DEBT, net of current portion	35,952	35,911
OTHER LONG-TERM LIABILITIES	46,200	39,445

Total liabilities	436,868	460,182
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at April 3, 2011 and January 2, 2011; liquidation preference $1,000 per share plus accumulated dividends	19,873	19,597
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 103,567 and 103,975 shares issued and outstanding at April 3, 2011 and January 2, 2011 respectively	104	104
Additional paid-in capital	625,878	629,687
Accumulated other comprehensive income	60,343	41,420
Accumulated deficit	(358,364)	(389,178)

Total stockholders' equity	327,961	282,033

TOTAL	$784,702	$761,812

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,814	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,017	4,967
Undistributed earnings of joint venture	(182)	(108)
Change in fair value of derivative liability	—	(150)
Stock compensation	2,426	874
Exchange (gain) loss	1,887	(1,273)
Net loss on debt extinguishment	—	5,658
Net loss on disposal of property and equipment	294	—
Changes in operating assets and liabilities:
Accounts receivable, net	46,475	(4,950)
Inventories	(25,996)	(5,932)
Prepaid expenses and other current assets	1,997	(737)
Accounts payable	(52,392)	15,914
Income tax payable	16,139	9,245
Other accrued expenses	(6,069)	(449)
Restructuring reserve	(246)	(220)
Other liabilities	2,355	1,509

Net cash provided by operating activities	21,519	28,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(10,699)	(4,186)
Other assets	(172)	(549)

Net cash used in investing activities	(10,871)	(4,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings on bank credit facilities	—	(486)
Repayments of borrowings on long-term debt	—	(10,218)
Payment of debt issue costs	(1,908)	—
Repurchases of common stock	(5,213)	—
Issuance of common stock	370	—
Cash paid to satisfy nonvested share related employee tax withholding obligations	(527)	(48)
Dividends paid	(591)	(1,181)

Net cash used in financing activities	(7,869)	(11,933)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,884	(720)

INCREASE IN CASH AND CASH EQUIVALENTS	15,663	11,561
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,907	89,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$243,570	$101,114

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$467	$828
Income taxes	$564	$90

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the quarters ended April 3, 2011 and April 4, 2010, the Company recorded approximately $0.2 million and $0.1 million, respectively, in "Equity in earnings of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings from the joint venture for which it holds a minority interest.

        During the quarter ended April 4, 2010, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million related to the extinguishment of debt in its consolidated condensed statements of operations.

        During the quarters ended April 3, 2011 and April 4, 2010, an additional $2.0 million and $0.9 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
NET INCOME	$30,814	$4,601
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	18,923	(5,120)

COMPREHENSIVE INCOME (LOSS)	$49,737	$(519)

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2011. The operating results for the period ended April 3, 2011 are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 1, 2012 or for future periods.

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

        The balance sheet at January 2, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Power-One, Inc.'s ("the Company") Form 10-K for the year ended January 2, 2011.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month periods ended April 3, 2011 and April 4, 2010 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In October 2009, the FASB issued ASU No. 2009-13, "Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple- deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company adopted the measurement requirements of this guidance prospectively with no impact to the consolidated financial statements.

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

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 10% discount for lack of marketability. The fair value of the notes' conversion feature at April 3, 2011 was determined using the Binomial model, using a stock price of $8.63, an exercise price of $1.35 per share, a volatility factor of 74%, a risk free interest rate of 1.37%, coupon rates of 6%, 8% and 10% and a contractual life of 3.1 years.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 10% discount for lack of marketability. The fair value of the preferred stock conversion feature at April 3, 2011 was determined using the Binomial model, using a stock price of $8.63, an exercise price of $1.35 per share, a volatility factor of 74%, a risk free interest rate of 1.37%, a dividend yield factor of 10% and a contractual life of 3.1 years.

  •
  The fair values of the Company's installment notes were determined using quoted market prices for similar financial instruments.

	April 3, 2011		January 2, 2011
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Convertible Notes, due 2019	$216.2	$36.0	$254.4	$35.9
Redeemable Convertible Preferred Stock	140.0	19.9	165.5	19.6
Installment notes	0.1	0.1	0.1	0.1

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $3.3 million and $3.1 million at April 3, 2011 and January 2, 2011, respectively. During the three months ended April 3, 2011 and April 4, 2010, the Company recorded equity in earnings in joint venture of approximately $0.2 million and $0.1 million, respectively, in its consolidated condensed statements of operations. See Note 15.

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	April 3, 2011	January 2, 2011
Raw materials	$129.0	$107.6
Subassemblies-in-process	7.5	6.3
Finished goods	48.6	38.4

	$185.1	$152.3

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the quarter ended April 4, 2010 the Company wrote off approximately $2.2 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold. No amounts were recorded related to excess and obsolete inventory for the quarter ended April 3, 2011.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	April 3, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	8.1	4.5	3.6	10
Customer relationships	5.8	3.7	2.1	7
Other	6.5	5.1	1.4	17

Subtotal	20.4	13.3	7.1	12

Total	$31.8	$13.3	$18.5

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

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews its indefinite lived intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, which is done on an annual basis, management considers whether certain impairment indicators are present in assessing whether the carrying value of its indefinite lived intangible assets may be impaired.

        Total amortization expense for each three months ended April 3, 2011 and April 4, 2010 was $0.5 million. Of the $0.5 million of expense recorded during each of the three months ended April 3, 2011 and April 4, 2010, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2011 through 2015 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2011 (nine months)	$1.6
2012	1.8
2013	1.7
2014	1.0
2015	1.0

Total	$7.1

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

        On March 29, 2011, the Company entered into a $150 million revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. and a syndicate of other lenders. All amounts outstanding on the Revolving Credit Facility will be due on July 31, 2014. Borrowings under the Revolving Credit Facility will bear interest based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin or the base rate, plus an applicable margin.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE (Continued)

        The Revolving Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in the business of the Company or its subsidiaries. The Revolving Credit Facility also requires the Company to comply with various financial covenants: a minimum trailing twelve months EBITDA of not less than $150,000,000 as at the end of any fiscal quarter; maintenance of Gross Global Unencumbered Liquidity of not less than the greater of (i) $20,000,000 or (ii) 130% of the aggregate outstanding amounts under the Revolving Credit Facility; and a minimum Fixed Charge Coverage Ratio of not less than 1.50 to 1.00.

        In addition to the Revolving credit facility secured in North America, the Company maintains other credit facilities with various banks in North Europe and Asia. The aggregate limit on all credit facilities was approximately $171.7 million at April 3, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At April 3, 2011, no amounts were outstanding on the credit facilities, and $0.3 million was committed to guarantee letters of credit. After consideration of these commitments, $171.4 million of additional borrowing capacity was available to the Company as of April 3, 2011. The revolving credit agreements, other than the Revolving Credit Facility, do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. The company was in compliance with all debt covenants at April 3, 2011.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	April 3, 2011	January 2, 2011
Litigation reserve	$22.4	$22.1
Accrued payroll and related expenses	10.4	9.2
Accrued warranties	8.1	8.1
Accrued bonuses	4.9	16.3
Other accrued expenses	14.1	11.6

	$59.9	$67.3

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

(Unaudited)

NOTE 9—WARRANTIES (Continued)

activity within the warranty accrual account for the three months ended April 3, 2011 and April 4, 2010 is presented below, (in millions):

	April 3, 2011	April 4, 2010
Beginning balance	$21.4	$4.1
Charges and costs accrued	3.2	1.5
Less repair costs incurred	(0.8)	(0.9)
Change due to foreign currency	1.1	(0.1)

Ending balance	$24.9	$4.6

        As of April 3, 2011, $16.8 million of long-term accrued warranties were included as a component of Other Long-Term Liabilities in the Consolidated Condensed Balance Sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contract in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $10.9 million and $8.8 million, as of April 3, 2011 and January 2, 2011, respectively, which were included as part of Other Long-Term Liabilities in the Consolidated Condensed Balance Sheets.

NOTE 10—RESTRUCTURING COSTS

        A summary of the restructuring activity during the three months ended April 3, 2011 is as follows (in millions):

Facilities Closure
Balance at January 2, 2011	$0.5
Restructuring charges	—
Applications of reserve	0.2

Balance at April 3, 2011	$0.3

        During 2009, the company announced and implemented a plan to restructure its global organization in response to ongoing demand uncertainty and to exit its factory in the Dominican Republic. Through implementation of this action, the Company was able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve the Company's ability to respond to customer requirements in a cost effective manner. With respect to the 2009 restructuring plan, during the quarter ended April 4, 2010, the Company recorded approximately $0.9 million of restructuring charges in accordance with ASC 420 and ASC 712, as applicable. No restructuring charges were recorded during the three months period ended April 3, 2011.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—RESTRUCTURING COSTS (Continued)

        In connection with the Dominican Republic facility closure, the Company recorded $1.0 million of inventory charges and $0.8 million of accelerated depreciation as part of cost of goods sold in the consolidated condensed statements of operations for the three months ended April 4, 2010.

        At April 3, 2011, $0.3 million of continuing lease obligations related to the 2005 restructuring plan were included in the Company's consolidated condensed balance sheet. All restructuring obligations have been or will be settled with cash.

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	April 3, 2011	January 2, 2011
Senior Convertible Notes, due 2019	$36.0	$35.9
2% Installment notes, due 2011	0.1	0.1

Total long-term debt	36.1	36.0
Less current portion	0.1	0.1

Total long-term debt, less current portion	$36.0	$35.9

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

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at April 3, 2011 and January 2, 2011 related to the installment notes were $0.1 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. No borrowings were outstanding under this secured note payable agreement at April 3, 2011 or January 2, 2011. The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At April 3, 2011 and January 2, 2011, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

        Aggregate principal maturities on long-term debt outstanding at April 3, 2011 are as follows (in millions):

Year Ending December 31,
2011 (nine months)	$0.1
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	36.0

Total	$36.1

NOTE 12—CONTINGENCIES

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. On September 18, 2009, the Court granted SynQor's motion for leave to amend its complaint to add claims for infringement of two new patents issued to SynQor after the lawsuit was initiated. On October 2, 2009 Power-One filed its response to the third amended complaint. The claim construction hearing took place in Marshall, Texas on July 13, 2010. The court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. The parties participated in mediation in September 2010and the case went to trial in December 2010. On December 21, 2010 the jury returned a verdict in favor of SynQor, finding that all of the defendants directly or indirectly infringed all of the claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales of infringing products in the United States.

        On January 24, 2011, a permanent injunction was entered, enjoining all of the defendants from manufacturing, using, selling and offering for sale in the United States, and/or importing into the United States, certain families of unregulated and semi-regulated bus converters. Although the Company did not believe that the verdict or the injunction would materially impact its Power Solutions business, it joined with the other defendants in filing an emergency motion to stay the injunction and on January 25, 2011 the Court temporarily stayed its injunction until January 28, 2011. On January 31, 2011, Power-One and its co-defendants filed an emergency motion with the United States Court of Appeals for the Federal Circuit, requesting a partial stay of the injunction to permit certain identified customers to continue purchasing the enjoined products for a limited transition period. That day, the Federal Circuit entered a temporary stay order and directed SynQor to file a response by February 4, 2011. On March 2, 2011 the parties were notified that the Appeal had been selected for the Federal

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

Circuit's mandatory Appellate Mediation Program, which the parties participated in on March 30, 2011. On April 11, the Federal Circuit entered an order to stay the injunction as to two customers because SynQor does not manufacture a suitable solution for their products and a non-infringing alternative is not currently available, it lifted the stay with respect to three customers and it partially stayed the injunction with respect to one customer. The stay will end at the earliest to occur of (i) final determination of the consolidated appeals; (ii) September 30, 2011 or (iii) provision by SynQor of suitable replacement products. On April 28th, the District Court issued an Order requiring each defendant to produce international sales data for infringing products during the period from November 1, 2010 through May 1, 2011. A final judgment has not yet been entered by the District Court; however the Company believes that errors were made during the trial and that there is a strong basis for an appeal. The Patents and Trademarks Office is re-examining four of the five patents-in-suit and has issued office actions that preliminarily reject the claims in two of the four patents.

        Including interest and other items, the Company believes that its maximum exposure related to this matter is $29.4 million. The Company has accrued $22.4 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

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

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended
	April 3, 2011	April 4, 2010
Non-vested share units granted, in millions	0.1	0.1
Weighted average grant date fair value of non-vested share units	$10.90	$3.69
Stock compensation expense related to non-vested share units, in millions	$2.0	$0.7

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—STOCK BASED COMPENSATION PLANS (Continued)

        The fair value of the options and stock appreciation rights granted during the three months ended April 3, 2011 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended
	April 3, 2011	April 4, 2010
Risk-free interest rate	2.8%	N/A
Volatility	79%	N/A
Option life, years	5.7	N/A
Dividend Yield	—	—
Stock options granted, in millions	0.1	—
Weighted-average grant date fair value of stock options granted	$7.73	—
Stock compensation expense related to stock options, in millions	$0.4	$0.2

NOTE 14—EARNINGS PER SHARE (EPS)

        Basic and diluted earnings per common share ("EPS") are calculated utilizing the "two-class" method. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. The Company's convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as converted basis. The weighted average common shares outstanding related to the convertible preferred stock were 17.5 million for the three months ended April 3, 2011 and April 4, 2010.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—EARNINGS PER SHARE (EPS) (Continued)

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended
	April 3, 2011	April 4, 2010
Basic EPS
Net income attributable to common stockholders	$29.9	$3.8
Less: undistributed income allocated to participating preferred stockholders	(3.8)	(0.1)

Net income allocated to common stockholders	$26.1	$3.7
Weighted average common shares outstanding (basic)	103.8	88.3

	$0.25	$0.04

Diluted EPS
Net income attributable to common stockholders	$29.9	$3.8
Add: effect of dilutive convertible debt	1.1	1.8
Less: undistributed income allocated to participating preferred stockholders	(2.9)	(0.1)

Net income attributable to common stockholders	$28.1	$5.5

Weighted average common shares outstanding (basic)	103.8	88.3
Common shares issuable assuming dilution	37.1	51.3

Weighted average common shares outstanding (diluted)	140.9	139.6

	$0.20	$0.04

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the sum of the exercise price for these options and unrecognized compensation expense was greater than the average market price of the Company's shares of common stock during the three months ended April 3, 2011 and April 4, 2010 were 0.3 million and 2.5 million, respectively.

NOTE 15—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. The Company recorded $0.2 million and $0.1 million during the quarters ended April 3, 2011 and April 4, 2010, respectively, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—RELATED PARTIES (Continued)

recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters ended April 3, 2011 and April 4, 2010.

        The Company paid $2.6 million and $2.1 million for inventory purchased from the joint venture during the quarters ended April 3, 2011 and April 4, 2010, respectively. At April 3, 2011, the Company owed the joint venture approximately $4.5 million.

NOTE 16—SEGMENT INFORMATION

        The Company operates as two reportable business segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel review the Company's performance and make resource allocation decisions by reviewing the results of the two business segments separately. Revenue and operating profit is reviewed by the chief operating decision maker; however the Company assets are not divided based on business segment.

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

        Revenue with respect to operating segments for the quarters ending April 3, 2011 and April 4, 2010 (in millions):

	Three Months Ended
	April 3, 2011	April 4, 2010
Sales:
Renewable Energy Solutions	$151.6	$82.1
Power Solutions	92.9	70.3

Total	$244.5	$152.4

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16—SEGMENT INFORMATION (Continued)

        Operating Income (Loss) by operating segment for the quarter ending April 3, 2011 and April 4, 2010 (in millions):

	Three Months Ended	Three Months Ended
	April 3, 2011	April 4, 2010
Operating Income (Loss):
Renewable Energy Solutions	$43.4	$29.0
Power Solutions	13.9	(3.2)

Total segment operating income	$57.3	$25.8

Unallocated amounts:
Restructuring and Asset Impairment	—	(0.9)
Corporate and unallocated	(6.1)	(3.8)

Total	$51.2	$21.1

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges and litigation are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 2, 2011 filed with the SEC on March 16, 2011, and all of our other filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "expect," "anticipate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I. Item 1A. of our 2010 Form 10-K together with further risks discussed in Part II. Item 1A. Risk Factors of this Form 10-Q.

Introduction

Overview

        We are organized into two SBUs, Renewable Energy Solutions and Power Solutions. The SBUs were created during fiscal 2010 to focus on both the products and services we provide and the customers and end markets that we serve.

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy market place that includes both photovoltaic/solar and wind applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, harvesting power, uptime, reliability, monitoring through software and ease-of-installation. We sell our renewable energy products to distributors/installers, EPCs and OEMs. We are engaged in the design and production of inverters for renewable energy products that convert photovoltaic/solar or wind energy into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 300 watts up to 2.5 MW. Our product offering also provides our customers with greater control and monitoring of their renewable energy assets using a software-as-a-service (SaaS) platform.

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

Results of Operations

Consolidated

        Net Sales.    Net sales increased $92.1 million, or 60.4%, to $244.5 million for the first three months of fiscal 2011 from $152.4 million for the first three months of fiscal 2010. The increase in sales primarily related to the increased demand in the renewable energy market as sales increased in Europe and North America partially offset by some decreases in Asia and Australia. The improved economic conditions in the power market as well as increased shipments due to the fulfillment of past due orders contributed to the increase in revenues in the power solutions segment.

        Net sales by business segment were as follows, in millions:

	Three Months Ended
	April 3, 2011		April 4, 2010
Renewable Energy Solutions	$151.6	62%	$82.1	54%
Power Solutions	92.9	38%	70.3	46%

Total	$244.5	100%	$152.4	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended
	April 3, 2011		April 4, 2010
Distributors	$111.6	46%	$67.0	32%
OEMs	87.7	36%	53.9	56%
EPCs	42.8	17%	30.3	10%
Service providers	2.4	1%	1.2	2%

Total	$244.5	100%	$152.4	100%

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for the three months ended April 3, 2011 and April 4, 2010, by end-markets under this new classification were as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
Renewable Energy	62%	54%
Servers, Storage and Networking	17%	18%
Industrial	14%	21%
Network Power Systems	7%	7%

Total	100%	100%

  Gross Profit.

	Three Months Ended
	April 3, 2011	April 4, 2010
Gross profit, in millions	$84.3	$45.7
Gross profit margin	34.5%	30.0%

        Gross profit for the first three months of fiscal 2011 was $84.3 million compared with a gross profit of $45.7 million in the comparable period in 2010. As a percentage of net sales, gross margin increased to 34.5% for the first three months of fiscal 2011 from a gross margin of 30.0% for the same period in 2010. The increase in gross margin during 2011 primarily related to the increased sales volume of products into the renewable energy market as consolidated net sales increased by 60% during the first three months of 2011 as compared with the same period of 2010. Product mix also improved during the first quarter of 2011 as compared with the same period of 2010 as sales of renewable energy products, which tend to have higher gross margins, increased relative to sales of power products during the quarter.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $6.1 million, or 41%, to $21.1 million for the first quarter of fiscal 2011 from $15.0 million for the same period in 2010. As a percentage of net sales, selling, general and administrative expense decreased to 9% for the first quarter of fiscal 2011 from 10% for the same period in fiscal 2010.

        Selling expense increased $2.0 million, or 29%, to $9.0 million for the first quarter of 2011 from $7.0 million for the same period in 2010. The increase in selling expense was primarily related to increased sales bonuses, commissions, and travel associated with the higher revenue levels achieved during the first quarter. In addition, selling expense increased as a result of our investment in the expansion of the sales and service teams to support our initiative to grow market share and revenue.

        General and administrative expense increased $4.1 million, or 52%, to $12.1 million for the first quarter of 2011 from $8.0 million for the same period in 2010. The increase in general and administrative expense is primarily a result of an increase in infrastructure to support the revenue growth.

        Research and Development.    Research and development expense increased by $2.9 million, or 35%, to $11.3 million for the first quarter of fiscal 2011 from $8.4 million in the first quarter of fiscal 2010. As a percentage of net sales, research and development decreased to 5% during the first quarter of 2011 from 6% during the same period of 2010. The increase in research and development spending was primarily due to our continued investments in new product introductions and expansion of research and development efforts during the first quarter of 2011 as compared with the same period in 2010.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.4 million for both quarters ended April 3, 2011 and April 4, 2010.

        Restructuring Charge and Asset Impairment.    During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. Through implementation of this action, we were able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the 2009 restructuring plan, during the quarter ended April 4, 2010, we recorded approximately $0.9 million of restructuring charges in accordance with ASC 420 and ASC 712, as applicable. No restructuring charges were recorded during the three months period ended April 3, 2011.

        In connection with the Dominican Republic facility closure, we recorded $1.0 million of inventory charges and $0.8 million of accelerated depreciation as part of cost of goods sold in the consolidated condensed statements of operations for the three months ended April 4, 2010.

        Income from Operations.    As a result of the items above, income from operations was $51.2 million for the first quarter of fiscal 2011 compared with income from operations of $21.1 million for the first quarter of fiscal 2010.

        Interest Income (Expense), Net.    Net interest expense was approximately $0.9 million for the first quarter of fiscal 2011, compared with net interest expense of approximately $2.0 million for the comparable period in 2010.

        The net interest expense recorded during the quarter ended April 3, 2011 primarily related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%. The net interest expense recorded during the first quarter of 2010 related to an average of approximately $34 million of 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, as well as interest related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%, and interest related to credit facilities and long-term debt obligations at certain foreign locations.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for the first quarter of fiscal 2010. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during the first quarter of fiscal 2010.

        Other Income (Expense), Net.    Net other expense was $2.2 million for the first quarter of fiscal 2011 compared with net other income of $0.8 million for the same period in 2010. Included in net other expense for the first quarter of fiscal 2011 were losses on foreign currency transactions of approximately $2.5 million compared with gains on foreign currency transactions of approximately $0.2 million. Our primary foreign currencies are the Euro, the Swiss Franc, the British Pound, and the Chinese RMB. Also included in net other income for the first quarter of fiscal 2010 was approximately $0.2 million of gain due to changes in the market value of the embedded derivatives related to the securities issued to Silver Lake Sumeru.

        Provision for Income Taxes.    The provision for income taxes was $17.5 million and $9.7 million for the first quarters of fiscal 2011 and 2010, respectively. The provision for income taxes recorded in both periods primarily related to taxes recorded at certain of our profitable European locations.

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

        Equity in earnings of joint venture.    During the first quarters of fiscal 2011 and 2010, we recorded approximately $0.2 and $0.1 million, respectively, related to our equity share in the earnings of a joint venture.

        Preferred stock dividend and accretion.    During the first quarter of fiscal 2011 and 2010 and in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $0.9 million related to the 10% preferred stock dividend and accretion, of which $0.6 million related to preferred dividends declared and $0.3 million related to the periodic accretions under the interest method.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment are as follows, in millions:

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue	$151.6	$82.1
Operating Income	43.4	29.0

        During the three months ended April 3, 2011, demand in the renewable energy market continued to increase over levels achieved during the same periods of 2010. The revenue growth in the renewable energy market was driven by increased demand in the overall solar market.

Power Solutions

        Results for the Power Solutions business segment are as follows, in millions:

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue	$92.9	$70.3
Operating Income (Loss)	13.9	(3.2)

        During the three months ended April 3, 2011, revenue increased by $22.6 million, or 32%, as compared with the same quarter of 2010. The improved economic conditions in the power conversion industry contributed to increased revenue levels during the quarter ended April 3, 2011. Operating profit increased $17.1 million to $13.9 million during the first quarter of fiscal 2011from a loss of $3.2 million during the comparable period in fiscal 2010. The increase in operating profit was primarily due to increased revenue levels resulting from improved economic conditions as well as higher shipments due to order fulfillment of past due orders, improved factory performance and continued efforts in constraining operating expense.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $243.6 million at April 3, 2011 from $227.9 million at January 2, 2011. Our primary sources of cash in the first quarter of fiscal 2011 consisted of $21.5 million of cash generated from operating activities. Our primary uses of cash in the first quarter of fiscal 2011 consisted of $10.7 million for the acquisition of property and equipment, $5.2 million used to repurchase 0.6 million of our common stock, $1.9 million from the payment of debt issue costs related to the credit facility secured in North America during the first quarter of fiscal 2011 and $0.6 million dividends paid related to our redeemable convertible preferred stock.

        Cash provided by operating activities of $21.5 million included a decrease in accounts receivable and an increase in income tax payable of $46.5 million and $16.1 million, respectively, partially offset by decreases in accounts payable and other accrued expenses of $52.3 million and $6.1 million respectively and increases in inventory of $26.0 million. We expect significant impacts to our cash position during Q2 2011 due to cash disbursements of over $100 million to be made in connection with Italian income taxes due.

        The aggregate limit on all credit facilities was approximately $171.7 million at April 3, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At April 3, 2011, no amounts were outstanding on the credit facilities, and $0.3 million was committed to guarantee letters of credit. After consideration of these commitments, $171.4 million of additional borrowing capacity was available to us as of April 3, 2011.

        We have certain long-term notes payable in a European subsidiary and amounts outstanding at January 2, 2011, were $0.1 million and bore interest at an interest rate of 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        The company was in compliance with all debt covenants at April 3, 2011.

        We currently anticipate that our total capital expenditures for 2011 will be in the range of $50 to $60 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate. During the quarter ended April 3, 2011, we spent $10.7 million on capital expenditures.

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

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2011 (nine months)	$3.7	$0.1	$3.4	$1.8	$9.0
2012	4.0	—	3.7	2.4	10.1
2013	3.7	—	3.6	2.4	9.7
2014	3.1	—	3.6	0.6	7.3
2015	1.5	—	3.6	—	5.1
2016 and thereafter	0.6	36.4	12.2	—	49.2

Total	$16.6	$36.5	$30.1	$7.2	$90.4

(1)
Our restructuring reserve at April 3, 2011 includes approximately $0.3 million relating to the above operating lease commitments. The Company intends to seek sub-leases for unused facilities.

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

        The table below presents principal cash flows and related weighted average interest rates for our long-term debt obligations at April 3, 2011 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate Sr. Convertible Notes Due 2019(USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$216.2
Average Interest Rate						10.5%	10.5%
Fixed Rate (EUR 0.2)	$0.1	$—	$—	$—	$—	$—	$0.1	$0.1
Average Interest Rate	2.0%						2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at April 3, 2011, we had not entered into any significant foreign exchange contracts.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of April 3, 2011, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended April 3, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 2, 2011. We undertake no obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleges that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. The Company filed its answer to the complaint denying infringement of the patents alleged, denying all claims of SynQor for entitlement to damages or other relief, and asserting various affirmative defenses, to include invalidity and unenforceability of the applicable patents. On September 18, 2009, the Court granted SynQor's motion for leave to amend its complaint to add claims for infringement of two new patents issued to SynQor after the lawsuit was initiated. On October 2, 2009 Power-One filed its response to the third amended complaint. The claim construction hearing took place in Marshall, Texas on July 13, 2010. The court issued its Markman ruling on July 26, 2010, substantially adopting Power-One's construction of certain key terms. The parties participated in mediation in September 2010and the case went to trial in December 2010. On December 21, 2010 the jury returned a verdict in favor of SynQor, finding that all of the defendants directly or indirectly infringed all of the claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales of infringing products in the United States.

        On January 24, 2011, a permanent injunction was entered, enjoining all of the defendants from manufacturing, using, selling and offering for sale in the United States, and/or importing into the United States, certain families of unregulated and semi-regulated bus converters. Although the Company did not believe that the verdict or the injunction would materially impact its Power Solutions business, it joined with the other defendants in filing an emergency motion to stay the injunction and on January 25, 2011 the Court temporarily stayed its injunction until January 28, 2011. On January 31, 2011, Power-One and its co-defendants filed an emergency motion with the United States Court of Appeals for the Federal Circuit, requesting a partial stay of the injunction to permit certain identified customers to continue purchasing the enjoined products for a limited transition period. That day, the Federal Circuit entered a temporary stay order and directed SynQor to file a response by February 4, 2011. On March 2, 2011 the parties were notified that the Appeal had been selected for the Federal Circuit's mandatory Appellate Mediation Program, which the parties participated in on March 30, 2011. On April 11, the Federal Circuit entered an order to stay the injunction as to two customers because SynQor does not manufacture a suitable solution for their products and a non-infringing alternative is not currently available, it lifted the stay with respect to three customers and it partially stayed the injunction with respect to one customer. The stay will end at the earliest to occur of (i) final determination of the consolidated appeals; (ii) September 30, 2011 or (iii) provision by SynQor of suitable replacement products. On April 28th, the District Court issued an Order requiring each defendant to produce international sales data for infringing products during the period from November 1, 2010 through May 1, 2011. A final judgment has not yet been entered by the District Court; however the Company believes that errors were made during the trial and that there is a strong basis for an appeal. The Patents and Trademarks Office is re-examining four of the five patents-in-suit and has issued office actions that preliminarily reject the claims in two of the four patents.

        Including interest and other items, the Company believes that its maximum exposure related to this matter is $29.4 million. The Company has accrued $22.4 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Item 6—Exhibits

(a) Exhibits
10.1(a)	Credit Agreement dated as of March 29, 2011, among Bank of America, N.A., in its capacity as sole administrative and collateral agent, as issuing lender, as swingline lender and as a lender, Merrill Lynch, Pierce, Fenner & Smith, as the arranger.
10.2	Amended and Restated Power-One, Inc., 2004 Stock Incentive Plan Eligible Director Non-Qualified Stock Option Agreement
10.3	Amended and Restated Power-One, Inc., 2004 Stock Incentive Plan Eligible Director Stock Unit Award Agreement
10.4	Power-One, Inc. 2004 Stock Incentive Plan Employee Stock Appreciation Right Agreement
10.5	Power-One, Inc. 2004 Stock Incentive Plan Performance Stock Unit Award Agreement
10.6	Amended and Restated Power-One, Inc., 2004 Stock Incentive Plan as amended and restated effective February 1, 2011
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(a)
Previously filed as an exhibit to the Current Report on Form 8-K dated and filed on March 29, 2011

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2011	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)