Form 10-Q
period 2011-07-03
POWER ONE INC
filed 2011-08-12
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2011
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

         As of August 5, 2011, 103,793,790 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
NET SALES	$260,304	$214,549	$504,847	$366,926
COST OF GOODS SOLD	172,926	135,142	333,211	241,791

GROSS PROFIT	87,378	79,407	171,636	125,135
EXPENSES:
Selling, general and administrative	20,895	18,225	41,980	33,199
Research and development	12,086	8,568	23,382	16,946
Amortization of intangible assets	468	356	910	733
Restructuring costs	—	2,514	—	3,443
Asset impairment	—	409	—	409
Litigation	638	—	873	—

Total expenses	34,087	30,072	67,145	54,730

INCOME FROM OPERATIONS	53,291	49,335	104,491	70,405
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	709	26	1,192	26
Interest expense	(1,631)	(2,016)	(3,018)	(4,035)
Loss on extinguishment of debt	—	—	—	(5,658)
Other income (expense), net	(4,496)	722	(6,709)	1,522

Total interest and other income (expense), net	(5,418)	(1,268)	(8,535)	(8,145)

INCOME BEFORE INCOME TAXES	47,873	48,067	95,956	62,260
PROVISION FOR INCOME TAXES	16,601	23,258	34,052	32,958

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	31,272	24,809	61,904	29,302
EQUITY IN EARNINGS OF JOINT VENTURE	413	353	595	461

NET INCOME	$31,685	$25,162	$62,499	$29,763

PREFERRED STOCK DIVIDEND AND ACCRETION	870	855	1,736	1,706

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$30,815	$24,307	$60,763	$28,057

BASIC EARNINGS PER SHARE	$0.26	$0.23	$0.51	$0.28

DILUTED EARNINGS PER SHARE	$0.21	$0.17	$0.41	$0.21

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	103,636	88,453	103,713	88,377

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	140,283	142,278	140,602	140,955

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	July 3, 2011	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142,715	$227,907
Accounts receivable:
Trade, less allowance for doubtful accounts: $9,156 at July 3, 2011; $5,876 at January 2, 2011	238,420	262,546
Other	6,061	7,980
Inventories	177,345	152,286
Prepaid expenses and other current assets	21,829	21,671

Total current assets	586,370	672,390
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $83,014 at July 3, 2011; $72,879 at January 2, 2011	79,729	63,325
OTHER INTANGIBLE ASSETS, net	18,816	18,802
OTHER ASSETS	8,494	7,295

TOTAL	$693,409	$761,812

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$143,856	$213,096
Restructuring reserve	109	549
Long-term debt, current portion	—	103
Income tax payable	6,340	103,739
Other accrued expenses	63,428	67,339

Total current liabilities	213,733	384,826
LONG-TERM DEBT, net of current portion	35,986	35,911
OTHER LIABILITIES	53,327	39,445

Total liabilities	303,046	460,182
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at July 3, 2011 and January 2, 2011; liquidation preference $1,000 per share plus accumulated dividends.	20,153	19,597
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 103,705 and 103,975 shares issued and outstanding at July 3, 2011 and January 2, 2011, respectively	104	104
Additional paid-in capital	627,951	629,687
Accumulated other comprehensive income	68,834	41,420
Accumulated deficit	(326,679)	(389,178)

Total stockholders' equity	370,210	282,033

TOTAL	$693,409	$761,812

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,499	$29,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,785	8,799
Undistributed earnings of joint venture	(595)	(461)
Asset impairment	—	409
Change in fair value of derivative liability	—	(478)
Stock compensation	5,660	1,893
Exchange (gain) loss	5,479	(1,075)
Deferred income taxes	945	1,570
Net loss on debt extinguishment	—	5,658
Net (gain) loss on disposal of property and equipment	657	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	41,514	(25,140)
Inventories	(16,267)	(26,898)
Prepaid expenses and other current assets	1,797	(2,901)
Accounts payable	(81,208)	63,318
Income tax payable	(102,614)	18,413
Other accrued expenses	(1,400)	9,038
Restructuring reserve	(439)	(5,767)
Other liabilities	6,791	3,862

Net cash provided by (used in) operating activities	(68,396)	79,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(19,238)	(8,320)
Proceeds from sale of property and equipment	—	348
Other assets	(856)	(603)

Net cash used in investing activities	(20,094)	(8,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	—	(447)
Repayments of borrowings on long-term debt	(108)	(10,537)
Payment of debt issue costs	(1,987)	—
Repurchases of common stock	(5,213)	—
Issuance of common stock	400	1,070
Cash paid to satisfy nonvested share related employee tax withholding obligations	(847)	(166)
Dividends paid	(1,181)	(1,773)

Net cash used in financing activities	(8,936)	(11,853)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,234	(3,908)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,192)	55,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,907	89,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$142,715	$145,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,958	$2,667
Income taxes	$136,474	$8,886

See notes to unaudited consolidated condensed financial statements.

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the six months ended July 3, 2011 and July 4, 2010, the Company recorded approximately $0.6 million and $0.5 million, respectively, in "Equity in earnings of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings from the joint venture for which it holds a non-controlling interest.

        During the six months ended July 4, 2010, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million related to the extinguishment of debt in its consolidated condensed statements of operations.

        During the six months ended July 3, 2011 and July 4, 2010, an additional $1.1 million and $2.4 million, respectively, of property and equipment had been purchased but not yet paid for.

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
NET INCOME	$31,685	$25,162	$62,499	$29,763
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	8,491	(6,637)	27,414	(11,757)

COMPREHENSIVE INCOME	$40,176	$18,525	$89,913	$18,006

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2011. The operating results for the three-month and six-month periods ended July 3, 2011 and cash flows for the six-month period ended July 3, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 1, 2012 or for future periods.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three month and six month periods ended July 3, 2011 and July 4, 2010 were 13-week and 26-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple- Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple- deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company adopted the measurement requirements of this guidance prospectively with no impact to the consolidated financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

        In May 2011, the FASB issued ASU No. 2011-04 which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially impact the Company's consolidated financial statement statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. The Company does not expect a significant impact on the Company's financial positions as a result of adoption of these new requirements.

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

    determined using the Binomial model, using a stock price of $8.21, an exercise price of $1.35 per share, a volatility factor of 69%, a risk free interest rate of 0.84%, coupon rates of 6%, 8% and 10% and a contractual life of 2.9 years.

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 10% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using a stock price of $8.21, a volatility factor of 69%, a risk free interest rate of 0.84%, a dividend yield factor of 10% and a contractual life of 2.9 years.

  •
  The fair values of the Company's installment notes were determined using quoted market prices for similar financial instruments.

	July 3, 2011		January 2, 2011
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Convertible Notes, due 2019	$205.0	$36.0	$254.4	$35.9
Redeemable Convertible Preferred Stock	133.0	20.2	165.5	19.6
Installment notes	0.1	—	0.1	0.1

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.7 million and $3.1 million at July 3, 2011 and January 2, 2011, respectively. During the three and six months ended July 3, 2011, the Company recorded equity in earnings in joint venture of $0.4 million and $0.6 million, respectively, in its consolidated condensed statement of operations. During the three and six months ended July 4, 2010, the Company recorded equity in earnings in joint venture of $0.4 million and $0.5 million, respectively, in its consolidated condensed statement of operations. See Note 15.

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	July 3, 2011	January 2, 2011
Raw materials	$127.3	$107.6
Subassemblies-in-process	9.0	6.3
Finished goods	41.0	38.4

	$177.3	$152.3

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the six

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES (Continued)

months ended July 3, 2011 and July 4, 2010 the Company wrote off approximately $1.9 million and $4.6 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended July 3, 2011 and July 4, 2010 the Company wrote off approximately $1.9 million and $2.4 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	July 3, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.9	1.7	4.2	7
Customer relationships	6.0	4.0	2.0	7
Other	6.4	5.2	1.2	17

Subtotal	18.3	10.9	7.4	11

Total	$29.7	$10.9	$18.8

	January 2, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	8.0	4.2	3.8	10
Customer relationships	5.5	3.3	2.2	7
Other	6.4	5.0	1.4	17

Subtotal	19.9	12.5	7.4	12

Total	$31.3	$12.5	$18.8

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

        Total amortization expense for each of the six months ended July 3, 2011 and July 4, 2010 was $1.1 million and $0.9 million, respectively. Of the $1.1 million of expense recorded during the six months ended July 3, 2011, $0.9 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Of the $0.9 million of expense recorded during the six months ended July 4, 2010, $0.7 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Total amortization expense for each three months ended July 3, 2011 and July 4, 2010 was $0.5 million. Of the $0.5 million of expense recorded during each of the three months ended July 3, 2011 and July 4, 2010, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2011 through 2015 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2011 (six months)	$1.1
2012	2.0
2013	1.9
2014	1.2
2015 and thereafter	1.2

Total	$7.4

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE

        On March 29, 2011, the Company entered into a $150 million revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. and a syndicate of other lenders. Any amounts outstanding on the Revolving Credit Facility will be due on April 30, 2014. Borrowings under the Revolving Credit Facility will bear interest based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin or the base rate, plus an applicable margin.

        The Revolving Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in the business of the Company or its subsidiaries. The Revolving Credit Facility also requires the Company to comply with various financial covenants: a minimum trailing twelve months EBITDA of not less than $150 million as at the end of any fiscal quarter; maintenance of Gross Global Unencumbered Liquidity of not less than the greater of (i) $20 million or (ii) 130% of the aggregate outstanding amounts under the Revolving Credit Facility; and a minimum Fixed Charge Coverage Ratio of not less than 1.50 to 1.00.

        In addition to the Revolving credit facility secured in North America, the Company maintains other credit facilities with various banks in North Europe and Asia. The aggregate limit on all credit facilities was approximately $169.2 million at July 3, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At July 3, 2011, no amounts were outstanding on the credit facilities, and $0.3 million was committed to guarantee letters of credit. After consideration of these commitments, $168.9 million of additional borrowing capacity

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—CREDIT FACILITIES AND NOTES PAYABLE (Continued)

was available to the Company as of July 3, 2011. The revolving credit agreements, other than the Revolving Credit Facility, do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. The company was in compliance with all debt covenants at July 3, 2011.

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	July 3, 2011	January 2, 2011
Litigation reserve	$22.7	$22.1
Accrued payroll and related expenses	11.4	9.2
Accrued warranties	9.3	8.1
Accrued bonuses	6.2	16.3
Other accrued expenses	13.8	11.6

	$63.4	$67.3

NOTE 9—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the six months ended July 3, 2011 and July 4, 2010 is presented below, (in millions):

	Six Months Ended
	July 3, 2011	July 4, 2010
Balance, beginning of period	$21.4	$4.1
Charges and costs accrued	10.6	2.3
Adjustments related to pre-existing warranties	(0.1)	—
Less repair costs incurred	(4.7)	(1.4)
Changes due to foreign currency	1.7	(0.1)

Balance, end of period	$28.9	$4.9

        As of July 3, 2011, $19.6 million of long-term accrued warranties were included as a component of Other Long-Term Liabilities in the Consolidated Balance Sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contract in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $15.5 million and $8.8 million, as of July 3, 2011 and January 2, 2011, respectively, which were included as part of Other Long-Term Liabilities in the Consolidated Balance Sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—RESTRUCTURING COSTS

        There were no charges related to restructuring activity during the three and six months ended July 3, 2011. A summary of the charges related to the restructuring activity during the three and six months ended July 4, 2010 is as follows (in millions):

	Three Months Ended July 4, 2010	Six Months Ended July 4, 2010
Contract termination costs	$0.7	$0.8
Other facility costs	1.8	2.6

	$2.5	$3.4

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

        A summary of the restructuring activity during the six months ended July 3, 2011 is as follows (in millions):

Facilities Closure
Balance at January 2, 2011	$0.5
Restructuring charges	—
Applications of reserve	0.4

Balance at July 3, 2011	$0.1

        At July 3, 2011, $0.1 million of continuing lease obligations related to the 2005 restructuring plan were included in the Company's consolidated balance sheet. All restructuring obligations have been or will be settled with cash.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	July 3, 2011	January 2, 2011
Senior Convertible Notes, due 2019	$36.0	$35.9
2% Installment notes, due 2011	—	0.1

Total long-term debt	36.0	36.0
Less current portion	—	0.1

Total long-term debt, less current portion	$36.0	$35.9

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

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. Amounts outstanding at July 3, 2011 and January 2, 2011 related to the installment notes were less than $0.1 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants. In addition, this subsidiary has an agreement with a European bank to provide borrowings secured by the subsidiary's land and building over a ten-year period. The initial commitment to lend under this agreement was $9.2 million, with the commitment amount reduced ratably on a quarterly basis beginning March 31, 2004 and ending December 30, 2013. No borrowings were outstanding under this secured note payable agreement at July 3, 2011 and January 2, 2011. The agreement contains financial covenants that require a minimum EBITDA as a percentage of net revenue and a maximum percentage of debt to equity. At July 3, 2011 and January 2, 2011, the Company was in compliance with the debt covenants related to all long-term borrowing arrangements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

        Aggregate principal maturities on long-term debt outstanding at July 3, 2011 are as follows (in millions):

Year Ending December 31,
2011 (six months)	$—
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	36.0

Total	$36.0

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

        Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30 million. The Company has accrued $22.7 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—STOCK BASED COMPENSATION PLANS (Continued)

        During the quarter ended July 3, 2011, the Company issued 0.5 million performance share unit awards. The share units vest based on the performance of the Company's stock price measured over a three-year period measured against a specified index and are eligible for a maximum payout of 150% of the share units granted. The fair value of performance share units was estimated on the date of grant using the Monte Carlo Simulation method, as the share units contain market conditions. The grant date fair value of $8.52 per share was determined using risk-free interest rate of 1.01%, volatility of 84%, and an expected term of three years.

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Non-vested share units granted, in millions	1.1	0.4	1.1	0.5
Weighted average grant date fair value of non-vested share units	$8.29	$7.21	$8.35	$6.49
Stock compensation expense related to non-vested share units, in millions	$2.5	$0.8	$4.5	$1.5

        The fair value of the options and stock appreciation rights granted during the three and six months ended July 3, 2011 and July 4, 2010 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Risk-free interest rate	2.5%	2.9%	2.5%	2.9%
Volatility	85%	80%	85%	80%
Option life, years	5.8	5.4	5.8	5.4
Stock options granted, in millions	1.1	0.6	1.1	0.6
Weighted-average grant date fair value of stock options granted	$5.77	$5.09	$5.77	$5.09
Stock compensation expense related to stock options, in millions	$0.8	$0.2	$1.1	$0.4

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

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Basic EPS
Net income attributable to common stockholders	$30.8	$24.3	$60.8	$28.1
Less: undistributed income allocated to participating preferred stockholders	3.9	3.5	7.8	3.7

Net income allocated to common stockholders	$26.9	$20.8	$53.0	$24.4
Weighted average common shares outstanding (basic)	103.6	88.5	103.7	88.4

	$0.26	$0.23	$0.51	$0.28

Diluted EPS
Net income available to common stockholders	$30.8	$24.3	$60.8	$28.1
Add: effect of dilutive convertible debt	1.0	1.8	2.3	3.6
Less: undistributed income allocated to participating preferred stockholders	(3.0)	(2.3)	(5.9)	(2.5)

Net income attributable to common stockholders	$28.8	$23.8	$57.2	$29.2

Weighted average common shares outstanding (basic)	103.6	88.5	103.7	88.4
Common shares issuable assuming dilution	36.7	53.8	36.9	52.6

Weighted average common shares outstanding (diluted)	140.3	142.3	140.6	141.0

	$0.21	$0.17	$0.41	$0.21

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three and six months ended July 3, 2011 was 2.2 million and 1.8 million, respectively, and during the three and six months ended July 4, 2010 was 1.2 million and 1.8 million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—RELATED PARTIES

        The Company maintains a non-controlling interest in a joint venture located in China. The joint venture is accounted for under the equity method and recorded on the consolidated condensed balance sheet as other assets. During the three and six months ended July 3, 2011, the Company recorded $0.4 million and $0.6 million, respectively, related to the company's equity share in the joint venture. During the three and six months ended July 4, 2010, the Company recorded $0.4 million and $0.5 million, respectively, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the three and six months ended July 3, 2011 or July 4, 2010.

        The Company paid $6.8 million and $3.6 million for inventory purchased from the joint venture during the quarters ended July 3, 2011 and July 4, 2010, respectively, and $9.4 million and $5.6 million for inventory purchased from the joint venture during the six months ended July 3, 2011 and July 4, 2010, respectively. At July 3, 2011, the Company owed the joint venture approximately $4.9 million.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16—SEGMENT INFORMATION (Continued)

        Revenue with respect to operating segments for the quarters and six months ended July 3, 2011 and July 4, 2010, (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Sales:
Renewable Energy Solutions	$180.0	$142.3	$331.6	$224.4
Power Solutions	80.3	72.2	173.2	142.5

Total	$260.3	$214.5	$504.8	$366.9

        Operating Income (Loss) by operating segment for the quarters and six months ended July 3, 2011 and July 4, 2010 is as follows, (in millions):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Operating Income:
Renewable Energy Solutions	$56.0	$60.1	$101.5	$89.2
Power Solutions	3.1	(2.5)	14.9	(5.7)

Total segment operating income	59.1	57.6	116.4	83.5

Unallocated amounts:
Restructuring and Asset Impairment	—	(2.9)	—	(3.9)
Corporate and unallocated	(5.8)	(5.4)	(11.9)	(9.2)

Total	$53.3	$49.3	$104.5	$70.4

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 2, 2011 filed with the SEC, and all of our other filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Introduction

Overview

        We are organized into two Strategic Business Units ("SBUs"), Renewable Energy Solutions and Power Solutions. The SBUs were created during fiscal 2010 to focus on both the products and services we provide and the customers and end markets that we serve. We are focused on improving our operational and financial performance. Our top objectives are to gain additional market share, execute our operational strategy, and increase profitability and cash flows.

        Our strategy is to gain market share by entering new markets, including North America, Asia Pacific and the Middle East as well as provide our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse solar needs. Our new product offering range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in the testing phase. In addition, we are adding software management capabilities to our inverter offering in order to allow customers the ability to remotely monitor and control individual photovoltaic plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting the medical, rail and industrial equipment customers.

        As part of our renewable energy solutions operational strategy, we have entered into the North American, Chinese and Indian markets and have established new factories in North America and China, product development laboratories, and continue to build our regional sales and service teams. We will continue to invest in sales and marking, R&D and our global service team as we believe these are key drivers of our business. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain.

        Lastly, we are continuing to drive profitability and improving our cash flows by refining our manufacturing operations thereby reducing our costs to manufacture and ramping production at our new facilities in North America and China.

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

        Power Solutions:    Our power conversion and power management solutions are used in computer servers, data storage, networking, telecommunications and industrial applications. We sell our power conversion products to OEMs, distributors, and service providers. We are engaged in the design and production of the following power conversion products:

  •
  AC/DC power supplies that convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply, and we provide a broad range of solutions that power a wide variety of OEM equipment;

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

Results of Operations

Consolidated

        During the first six months of fiscal 2011, demand in both the renewable energy and power markets remained strong. While certain macro-economic pressures in the European market impacted our ability to increase revenue over the levels achieved during the latter half of fiscal 2010, revenue grew by approximately 38% during the first six months of 2011 as compared with the same period of 2010.

        Net Sales.    Net sales increased $137.9 million, or 37.6%, to $504.8 million for the first six months of fiscal 2011 from $366.9 million for the first six months of fiscal 2010. Net sales increased $45.8 million, or 21.3%, during the second quarter of fiscal 2011 as compared with the same period in 2010. The increase in sales is a result of volume increases in the sales of products primarily impacted by the inverter sales for the rooftop market in Italy and Europe as well as by increased sales of renewable energy products into North America and Asia.

        Net sales by business segment were as follows, in millions:

	Three Months Ended				Six Months Ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
Renewable Energy Solutions	$180.0	69%	$142.3	66%	$331.6	66%	$224.4	61%
Power Solutions	80.3	31%	72.2	34%	173.2	34%	142.5	39%

Total	$260.3	100%	$214.5	100%	$504.8	100%	$366.9	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Six Months Ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
Distributors	$116.4	45%	$105.5	49%	$228.4	45%	$172.5	47%
OEMs	92.6	35%	60.6	28%	179.9	36%	114.5	31%
EPCs	50.8	20%	47.2	22%	93.6	18%	77.5	21%
Service providers	0.5	—	1.2	1%	2.9	1%	2.4	1%

Total	$260.3	100%	$214.5	100%	$504.8	100%	$366.9	100%

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for the three and six months ended July 3, 2011 and July 4, 2010 by end-markets under this new classification were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Renewable Energy	69%	66%	66%	61%
Servers, Storage and Networking	14%	15%	15%	16%
Industrial Equipment	11%	13%	13%	16%
Network Power Systems	6%	6%	6%	7%

Total	100%	100%	100%	100%

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Gross Profit
Gross profit, in millions	$87.4	$79.4	$171.6	$125.1
Gross profit margin	33.6%	37.0%	34.0%	34.1%

        Gross profit for the first six months of fiscal 2011 was $171.6 million compared with a gross profit of $125.1 million in the comparable period in 2010. As a percentage of net sales, gross margin decreased slightly to 34.0% for the first six months of fiscal 2011 from a gross margin of 34.1% for the same period in 2010. Gross profit for the second quarter of fiscal 2011 was $87.4 million compared with a gross profit of $79.4 million in the comparable period in 2010. As a percentage of net sales, gross margin decreased to 33.6% for the second quarter of fiscal 2011 from a gross margin of 37.0% for the same period in 2010. The decrease in gross margin during the second quarter of fiscal 2011 as compared with the same period of 2010 primarily related to higher factory overhead and start-up costs associated with the new facilities in North America and China.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $8.8 million, or 26%, to $42.0 million for the first six months of fiscal 2011 from $33.2 million for the same period in 2010. As a percentage of net sales, selling, general and administrative expense decreased to 8% for the first six months of fiscal 2011 from 9% for the same period in fiscal 2010. Selling, general and administrative expense increased $2.7 million, or 15%, to $20.9 million for the second quarter of fiscal 2011 from $18.2 million for the same period in 2010. As a percentage of net sales, selling, general and administrative was 8% for both the second quarter of fiscal 2011 and fiscal 2010.

        Selling expense increased $4.0 million, or 26%, to $19.1 million for the first six months of 2011 from $15.1 million for the same period in 2010. Selling expense increased $2.0 million, or 24%, to $10.1 million for the second quarter of 2011 from $8.1 million for the same period in 2010. The increase in selling expense was primarily related to our investment in the expansion of the sales and marketing teams as well as in advertising and trade shows in order to support our initiatives to grow market share and revenue.

        General and administrative expense increased $4.8 million, or 27%, to $22.9 million for the first six months of 2011 from $18.1 million for the same period in 2010. General and administrative expense increased $0.7 million, or 7%, to $10.8 million for the second quarter of 2011 from $10.1 million for the same period in 2010. The increase in general and administrative expense is primarily a result of an increase in infrastructure to support the revenue growth.

        Research and Development.    Research and development expense increased by $6.5 million, or 38%, to $23.4 million for the first six months of fiscal 2011 from $16.9 million in the first six months of fiscal 2010. As a percentage of net sales, research and development was 5% during the first six months of 2011 and 2010. Research and development increased by $3.5 million, or 41%, to $12.1 million for the second quarter of fiscal 2011 from $8.6 million in the second quarter of fiscal 2010. As a percentage of net sales, research and development increased to 5% during the second quarter of 2011 from 4% during the same period of 2010. The increase in research and development was primarily due to our continued investment in new product introductions and expansion of research and development efforts during 2011.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.9 million for the first six months of 2011 compared to $0.7 million for the same period in 2010. Amortization of intangible assets was $0.5 million for the second quarter of fiscal 2011 compared to $0.4 million in the second quarter of 2010.

        Restructuring Charge and Asset Impairment.    During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. Through implementation of this action, we were able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the 2009 restructuring plan, during the three and six months ended July 4, 2010, we recorded approximately $2.5 million and $3.4 million, respectively, of restructuring charges in accordance with ASC 420 and ASC 712, as applicable.

In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities during the three and six months ended July 4, 2010. No restructuring charges were recorded during the three or six month periods ended July 3, 2011.

        Income from Operations.    As a result of the items above, income from operations was $104.5 million for the first six months of fiscal 2011 compared with income from operations of $70.4 million for the first six months of fiscal 2010. Income from operations was $53.3 million for the second quarter of fiscal 2011 compared with income from operations of $49.3 million for second quarter of fiscal 2010.

        Interest Income (Expense), Net.    Net interest expense was approximately $1.8 million for the first six months of fiscal 2011, compared with net interest expense of approximately $4.0 million for the comparable period in 2010. Net interest expense was approximately $0.9 million for the second quarter of fiscal 2011, compared with net interest expense of approximately $2.0 million for the comparable period in 2010.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for the first six months of fiscal 2010. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during the first six months of fiscal 2010.

        Other Income (Expense), Net.    Net other expense was $6.7 million for the first six months of fiscal 2011, compared with net other income of $1.5 million for the same period in 2010. Included in net other expense for the first six months of fiscal 2011 were losses on foreign currency transactions of approximately $4.9 million primarily related to fluctuations in the Euro, Swiss Franc and Chinese RMB. Included in net other income for the first six months of fiscal 2010 was approximately $0.5 million of gain due to changes in the market value of the embedded derivatives related to the Company's preferred stock. Also included in net other income for the first six months of fiscal 2010 were gains on foreign currency transactions of approximately $0.4 million.

        Net other expense was $4.5 million for the second quarter of fiscal 2011, compared with net other income of $0.7 million for the same period in 2010. Included in net other expense for the second quarter of fiscal 2011 were losses on foreign currency transactions of approximately $2.4 million. Included in net other income for the second quarter of 2010, were gains on foreign currency transactions of approximately $0.1 million.

        Provision for Income Taxes.    The provision for income taxes was $34.1 million for the first six months of fiscal 2011 as compared to $33.0 million recorded during the first six months of fiscal 2010. The provision for income taxes was $16.6 million for the second quarter of fiscal 2011 as compared to $23.3 million recorded during the second quarter of fiscal 2010. The provision for income taxes recorded during 2011 and 2010 are primarily related to taxes recorded at certain of our profitable European locations and is a result of the increase in revenue and profitability during the first six months of fiscal 2011 in certain of our taxable jurisdictions. The effective tax rate decreased to 34.7% for the first six months of 2011 from 48.4% in the comparable period of 2010 and to 35.5% for the second quarter of 2011 from 52.9% in the comparable period in 2010 as a result of the change in geographical mix of pre-tax income at our foreign locations.

        Our effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in the U.S. and our various foreign jurisdictions. Under ASC 740-270, "Interim Reporting of Income Taxes," we are required to adjust our effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate. Applying the provisions of ASC 740-270 could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections.

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

        Equity in earnings of joint venture.    During the first six months of fiscal 2011 and 2010, we recorded approximately $0.6 million and $0.5 million, respectively, related to our equity share in the earnings of a joint venture. During each of the second quarters of fiscal 2011 and 2010, we recorded approximately $0.4 million related to our equity share in the earnings of a joint venture.

        Preferred stock dividend and accretion.    During each of the six-month periods ended July 3, 2011 and July 4, 2010, and in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $1.7 million related to the 10% preferred stock dividend and accretion. Included in expense during each of the six-month periods ended July 3, 2011 and July 4, 2010 was $1.2 million related to preferred dividends declared and $0.5 million related to the periodic accretions under the interest method. During each of the second quarters of fiscal 2011 and 2010, we recorded $0.9 million related to the preferred stock dividend and accretion. Included in the expense during each of the second quarters of 2011 and 2010 was $0.6 million related to the preferred stock dividend and $0.3 million related to the periodic accretions under the interest method.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the three and six months ended July 3, 2011 and July 4, 2010 are as follows, in millions:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue	$180.0	$142.3	331.6	$224.4
Operating Income	56.0	60.1	101.5	89.2

        During the three and six months ended July 3, 2011, demand in the renewable energy market continued to increase at a rapid rate over levels achieved during the same periods of 2010. The revenue growth in the renewable energy market was driven by increased demand in the overall solar market, as well as by our expansion further into Asia, Australia, North America and the Middle East. Operating margins decreased to 31% during the first six months of 2011 from 40% for the comparable period of 2010 and 31% in the second quarter of fiscal 2011 from 42% in the comparable period of 2010 as a result of higher factory overhead and start-up costs associated with the new facilities established in North America and China, as well as increased investment in sales and marketing, service teams, and research and development.

Power Solutions

        Results for the Power Solutions business segment for the three and six months ended July 3, 2011 and July 4, 2010 are as follows, in millions:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue	$80.3	$72.2	$173.2	$142.5
Operating income (loss)	3.1	(2.5)	14.9	(5.7)

        The improved economic conditions in the power conversion industry as well as higher shipments due to order fulfillment of past due orders, improved factory performance and continued efforts in constraining operating expense contributed to increased revenue and operating profit levels during the three and six months ended July 3, 2011. During the six months ended July 3, 2011, revenue increased by $30.7 million, or 22%, as compared with the same period of 2010. Operating income increased $20.6 million to $14.9 million during the six months ended July 3, 2011 from a loss of $5.7 million during the comparable period in fiscal 2010. During the three months ended July 3, 2011, revenue increased by $8.1 million, or 11%, as compared with the same period in 2010. Operating results increased $5.6 million to $3.1 million during the three months ended July 3, 2011 from a loss of $2.5 million during the comparable period in fiscal 2010.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased to $142.7 million at July 3, 2011 from $227.9 million at January 2, 2011. Our primary uses of cash in the first six months of fiscal 2011 consisted of $68.4 million of cash used in operating activities, resulting primarily from $136.5 million cash paid for income taxes, decreases in accounts payable of $81.2 million, and increases in inventory of $16.3 million. Income taxes paid primarily represent Italian tax payments for 2010 as well as estimated taxes on Italian income for the first six months of fiscal 2011. In addition, $19.2 million was used for the acquisition of property and equipment, $5.2 million for the repurchase of our common stock, and $1.2 million for dividends paid related to our redeemable convertible preferred stock. Our primary sources of cash in the first six months of fiscal 2011 included net income of $62.5 million, as well as decreases in accounts receivables of $41.5 million.

        The aggregate limit on all credit facilities was approximately $169.2 million at July 3, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At July 3, 2011, no amounts were outstanding on the credit facilities, and $0.3 million was committed to guarantee letters of credit. After consideration of these commitments, $168.9 million of additional borrowing capacity was available to us as of July 3, 2011.

        We have certain long-term notes payable in a European subsidiary and amounts outstanding at January 2, 2011, were $0.1 million and bore interest at an interest rate of 2%. The long-term notes payable agreements require our subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants.

        The company was in compliance with all debt covenants at July 3, 2011.

        We currently anticipate that our total capital expenditures for 2011 will be in the range of $45 to $55 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        We may from time to time seek to retire or purchase our outstanding debt through cash purchases. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Year Ending December 31,	Operating Leases(1)	Long-Term Debt Obligations	Estimated Interest Obligations(2)	Preferred Stock Dividend	Total
2011 (six months)	2.6	—	3.4	1.2	7.2
2012	4.4	—	3.6	2.4	10.4
2013	4.1	—	3.6	2.4	10.1
2014	3.5	—	3.6	0.6	7.7
2015	1.8	—	3.6	—	5.4
2016 and thereafter	0.8	36.4	12.2	—	49.4

Total	17.2	36.4	30.0	6.6	90.2

(1)
Our restructuring reserve at July 3, 2011 includes approximately $0.1 million relating to the above operating lease commitments.

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

        The table below presents principal cash flows and related weighted average interest rates for our long-term debt obligations at July 3, 2011 by expected maturity dates. The information is presented in U.S. dollar equivalents, our reporting currency, and parenthetically in Eurodollar, where applicable. Additionally, the U.S. dollar equivalent carrying value of Eurodollars denominated debt is sensitive to foreign currency exchange rates. However, a 10% change in the U.S. dollar exchange rate against these currencies would not be expected to have a significant effect on our future earnings.

	Expected Maturity Date
								Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate Sr. Convertible Notes Due 2019 (USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$205.0
Average Interest Rate						10.5%	10.5%
Fixed Rate (less than EUR 0.1)	$—	$—	$—	$—	$—	$—	$—	$0.1
Average Interest Rate	2.0%						2.0%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at July 3, 2011, we had not entered into any significant foreign exchange contracts. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $34 million and a reduction of reported net income before income taxes of approximately $12 million in the six months ended July 3, 2011. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at July 3, 2011 of approximately $53 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of July 3, 2011, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended July 3, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Risks and uncertainties that could affect our results include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies; competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that might impact on-time deliveries to customers; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs; delays or cancellations of orders by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our China and North American facilities; the ability to implement our plans to improve operational efficiency; potential business disruptions, including labor unrest, work stoppages, and short or long term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the reduction or discontinuation of incentives; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 2, 2011. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

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

        Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30 million. The Company has accrued $22.7 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

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

Item 5—Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on May 3, 2011. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to (i) elect the members of the Board of Directors, subject to the right of the holders of the Company's preferred stock to separately elect two directors; (ii) to adopt an advisory resolution on named executive officer compensation; (iii) to conduct an advisory vote on the frequency of future advisory votes on named executive officer compensation; (iv) to approve the amendment to the Amended and Restated Power-One Inc. 2004 Stock Incentive Plan; and (v) to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2011 fiscal year.

        Proxies representing 89,846,283 shares of common stock eligible to vote at the meeting, or 83.9 percent of the outstanding shares, and 23,625 shares of preferred stock, which are convertible and represent 17,500,000 shares of common stock, were voted.

        All common stock directors nominated by the Company were elected. The following is a separate tabulation with respect to the vote for each nominee:

Election of Common Stock Directors

	Votes For	Votes Withheld	Broker Non-Votes
Kendall R. Bishop	58,690,736	1,170,192	29,985,355
Jon Gacek	58,882,220	978,708	29,985,355
Kambiz Hooshmand	58,868,968	991,960	29,985,355
Mark Melliar-Smith	59,244,642	616,286	29,985,355
Richard M. Swanson	59,352,487	508,441	29,985,355
Richard J. Thompson	59,148,421	712,507	29,985,355
Jay Walters	59,017,268	843,660	29,985,355

        All of the preferred stock was voted in favor of the two preferred stock directors.

Election of Preferred Stock Directors

	Votes For	Votes Withheld	Broker Non-Votes
Kyle Ryland	17,500,000	-0-	-0-
Ajay Shah	17,500,000	-0-	-0-

        The advisory resolution approving the compensation of the Named Executive Officers (NEO's) was approved by 68.75% of the shares voted at the meeting of stockholders as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
53,185,415	23,993,413	182,100	29,985,355

        Of the shares voted, 60.48% were in favor of holding an advisory vote on NEO compensation annually.

1 Year	2 Year	3 Year	Votes Abstained	Broker Non-Votes
46,786,626	8,857,965	21,597,105	119,232	29,985,355

        The amendment and restatement of the Power-One, Inc. 2004 Stock Incentive Plan (the "Plan"), provides for an additional eight million five hundred thousand (8,500,000) shares for the Plan, increases the maximum number of shares available for full-value awards, increases the limit on the aggregate amount of compensation to be paid to any one participant in respect of performance-based awards, adds new performance goals and includes certain other administrative changes to the Plan, and was approved by 92.66 percent of the shares voted. The following is a breakdown of the vote on such matter:

Votes For	% of Voting For	Votes Against	Votes Abstained	Broker Non-Votes
71,682,252	92.66	5,442,574	236,102	29,985,355

        The appointment of Deloitte & Touche as the Company's independent registered public accounting firm for fiscal 2011 was ratified by 99.45% of the shares voted. The following is a breakdown of the vote.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
106,756,792	412,006	177,485	-0-

Item 6—Exhibits

(a) Exhibits
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2011	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)