Form 10-Q
period 2011-10-02
POWER ONE INC
filed 2011-11-10
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34782

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

         As of November 4, 2011, 104,228,598 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
NET SALES	$245,031	$314,045	$749,878	$680,971
COST OF GOODS SOLD	176,223	184,936	509,434	426,727

GROSS PROFIT	68,808	129,109	240,444	254,244
EXPENSES:
Selling, general and administrative	22,613	19,280	64,593	52,479
Research and development	11,575	8,959	34,957	25,905
Amortization of intangible assets	489	360	1,399	1,093
Restructuring costs and asset impairment	—	—	—	3,852
Litigation	236	—	1,109	—

Total expenses	34,913	28,599	102,058	83,329

INCOME FROM OPERATIONS	33,895	100,510	138,386	170,915
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	446	50	1,638	76
Interest expense	(1,697)	(1,249)	(4,715)	(5,284)
Loss on extinguishment of debt	—	—	—	(5,658)
Liquidation of foreign subsidiary	16,879	—	16,879	—
Other income (expense), net	8,656	(2,954)	1,947	(1,432)

Total interest and other income (expense), net	24,284	(4,153)	15,749	(12,298)

INCOME BEFORE INCOME TAXES	58,179	96,357	154,135	158,617
PROVISION FOR INCOME TAXES	16,774	33,079	50,826	66,037

INCOME BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	41,405	63,278	103,309	92,580
EQUITY IN EARNINGS OF JOINT VENTURE	32	441	627	902

NET INCOME	$41,437	$63,719	$103,936	$93,482

PREFERRED STOCK DIVIDEND AND ACCRETION	874	859	2,610	2,565

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$40,563	$62,860	$101,326	$90,917

BASIC EARNINGS PER SHARE	$0.34	$0.53	$0.85	$0.84

DILUTED EARNINGS PER SHARE	$0.27	$0.40	$0.67	$0.61

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	103,804	102,061	103,744	92,938

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	139,788	144,193	140,330	142,034

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	October 2, 2011	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$182,706	$227,907
Accounts receivable:
Trade, less allowance for doubtful accounts: $9,063 at October 2, 2011; $5,876 at January 2, 2011	232,395	262,546
Other	5,447	7,980
Inventories	156,583	152,286
Prepaid expenses and other current assets	20,330	21,671

Total current assets	597,461	672,390
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $80,669 at October 2, 2011; $72,879 at January 2, 2011	81,449	63,325
OTHER INTANGIBLE ASSETS, net	18,012	18,802
OTHER ASSETS	8,465	7,295

TOTAL	$705,387	$761,812

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$141,101	$213,096
Restructuring reserve	—	549
Long-term debt, current portion	—	103
Income tax payable	23,289	103,739
Other accrued expenses	64,154	67,339

Total current liabilities	228,544	384,826
LONG-TERM DEBT, net of current portion	36,020	35,911
OTHER LIABILITIES	54,703	39,445

Total liabilities	319,267	460,182
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at October 2, 2011 and January 2, 2011; liquidation preference $1,000 per share plus accumulated dividends.	20,436	19,597
STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 300,000 shares authorized; 103,846 and 103,975 shares issued and outstanding at October 2, 2011 and January 2, 2011, respectively	104	104
Additional paid-in capital	630,422	629,687
Accumulated other comprehensive income	20,400	41,420
Accumulated deficit	(285,242)	(389,178)

Total stockholders' equity	365,684	282,033

TOTAL	$705,387	$761,812

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,936	$93,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,781	11,821
Undistributed earnings of joint venture	(627)	(902)
Asset impairment	—	409
Gain on liquidation of subsidiary	(16,879)	—
Change in fair value of derivative liability	—	(624)
Stock compensation	9,442	3,566
Exchange (gain) loss	(1,208)	2,231
Deferred income taxes	(237)	2,207
Net loss on debt extinguishment	—	5,658
Net loss on disposal of property and equipment	1,425	108
Changes in operating assets and liabilities:
Accounts receivable, net	34,475	(87,416)
Inventories	(2,426)	(51,163)
Prepaid expenses and other current assets	2,610	(6,827)
Accounts payable	(80,005)	94,724
Income tax payable	(85,836)	55,913
Other accrued expenses	3,398	13,873
Restructuring reserve	(549)	(6,037)
Other liabilities	9,501	16,108

Net cash provided by (used in) operating activities	(9,199)	147,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(26,834)	(16,249)
Proceeds from sale of property and equipment	—	370
Other assets	(44)	(486)

Net cash used in investing activities	(26,878)	(16,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities, net	—	(462)
Repayments of borrowings on long-term debt	(108)	(10,810)
Payment of debt issue costs	(1,986)	—
Repurchases of common stock	(5,213)	(23,026)
Issuance of common stock	509	4,705
Cash paid to satisfy nonvested share related employee tax withholding obligations	(1,393)	(1,101)
Dividends paid	(1,772)	(2,364)

Net cash used in financing activities	(9,963)	(33,058)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	839	7,328

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,201)	105,036
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,907	89,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,706	$194,589

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,046	$2,756
Income taxes	$133,221	$9,557

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the nine months ended October 2, 2011 and October 3, 2010, the Company recorded approximately $0.6 million and $0.9 million, respectively, in "Equity in earnings of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings from the joint venture for which it holds a non-controlling interest.

        During the nine months ended October 3, 2010, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million related to the extinguishment of debt in its consolidated condensed statements of operations.

        During the nine months ended October 2, 2011 and October 3, 2010, an additional $5.6 million and $2.3 million, respectively, of property and equipment had been purchased but not yet paid for.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
NET INCOME	$41,437	$63,719	$103,936	$93,482
OTHER COMPREHENSIVE INCOME (LOSS)
Gain from liquidation of foreign subsidiary, recognized in statement of operations	(16,879)	—	(16,879)	—
Foreign currency translation adjustment	(31,555)	18,973	(4,141)	7,216

COMPREHENSIVE INCOME (LOSS)	$(6,997)	$82,692	$82,916	$100,698

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2011. The balance sheet at January 2, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three-month and nine-month periods ended October 2, 2011 and cash flows for the nine-month period ended October 2, 2011, are not necessarily indicative of the results that will be achieved for the full fiscal year ending January 1, 2012 or for future periods.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month and nine-month periods ended October 2, 2011 and October 3, 2010 were 13-week and 39-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In May 2011, the FASB issued ASU No. 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard is not expected to materially impact the Company's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. This standard requires presentation of the items of net income and other

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted and full retrospective application is required. The adoption of this standard is not expected to materially impact the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other" ("ASU 2011-08"). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this standard is not expected to materially impact the Company's consolidated financial statements.

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

  •
  The fair value of the Senior Convertible Notes due 2019 was determined by adding the fair value of the notes' conversion feature to the present value of the notes which includes a 10% discount for lack of marketability. The fair value of the notes' conversion feature was determined using the Binomial model, using a stock price of $4.50, an exercise price of $1.35 per share, a volatility factor of 64%, a risk free interest rate of 0.39%, coupon rates of 6%, 8% and 10% and a contractual life of 2.6 years.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—FAIR VALUE FINANCIAL INSTRUMENTS (Continued)

  •
  The fair value of the Redeemable Convertible Preferred Stock was determined by adding the fair value of the preferred stock conversion feature to the present value of the preferred stock which includes a 10% discount for lack of marketability. The fair value of the preferred stock conversion feature was determined using the Binomial model, using a stock price of $4.50, a volatility factor of 64%, a risk free interest rate of 0.39%, a dividend yield factor of 10% and a contractual life of 2.6 years.

	October 2, 2011
Description	Fair Value	Carrying Value
Senior Convertible Notes, due 2019	$114.8	$36.0
Redeemable Convertible Preferred Stock	73.6	20.4

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.7 million and $3.1 million at October 2, 2011 and January 2, 2011, respectively. During the three and nine months ended October 2, 2011, the Company recorded equity in earnings in joint venture of less than $0.1 million and $0.6 million, respectively, in its consolidated condensed statement of operations. During the three and nine months ended October 3, 2010, the Company recorded equity in earnings in joint venture of $0.4 million and $0.9 million, respectively, in its consolidated condensed statement of operations. See Note 15.

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	October 2, 2011	January 2, 2011
Raw materials	$106.7	$107.6
Subassemblies-in-process	10.7	6.3
Finished goods	39.2	38.4

	$156.6	$152.3

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the nine months ended October 2, 2011 and October 3, 2010 the Company wrote off approximately $4.3 million and $6.8 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold. During the three months ended October 2, 2011 and October 3, 2010 the Company wrote off approximately $2.4 million and $2.2 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	October 2, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.7	1.8	3.9	7
Customer relationships	5.5	3.9	1.6	7
Other	6.3	5.2	1.1	17

Subtotal	17.5	10.9	6.6	11

Total	$28.9	$10.9	$18.0

	January 2, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	8.0	4.2	3.8	10
Customer relationships	5.5	3.3	2.2	7
Other	6.4	5.0	1.4	17

Subtotal	19.9	12.5	7.4	12

Total	$31.3	$12.5	$18.8

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

        Total amortization expense for each of the nine months ended October 2, 2011 and October 3, 2010 was $1.6 million and $1.3 million, respectively. Of the $1.6 million of expense recorded during the nine months ended October 2, 2011, $1.4 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Of the $1.3 million of expense recorded during the nine months ended October 3, 2010, $1.1 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Total amortization expense for the three months ended October 2, 2011 and October 3, 2010 was $0.6 million and $0.5 million, respectively. For the three months ended October 2, 2011 $0.5 million was recorded as amortization of intangibles and

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

$0.1 million recorded as cost of goods sold. For the three months ended October 3, 2010 $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2011 through 2015 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2011 (remaining 3 months)	$0.5
2012	1.9
2013	1.8
2014	1.1
2015 and thereafter	1.3

Total	$6.6

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

        In addition to the Revolving Credit Facility secured in North America, the Company maintains other credit facilities with various banks in North Europe and Asia. The aggregate limit on all credit facilities was approximately $167.8 million at October 2, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At October 2, 2011, no amounts were outstanding on the credit facilities, and $0.2 million was committed to guarantee letters of credit. After consideration of these commitments, $167.6 million of additional borrowing capacity was available to the Company as of October 2, 2011. The revolving credit agreements, other than the Revolving Credit Facility, do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. The company was in compliance with all debt covenants at October 2, 2011.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	October 2, 2011	January 2, 2011
Litigation reserve	$22.9	$22.1
Accrued payroll and related expenses	9.3	9.2
Short-term accrued warranties	9.3	8.1
Accrued bonuses	7.5	16.3
Other accrued expenses	15.2	11.6

	$64.2	$67.3

NOTE 9—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the nine months ended October 2, 2011 and October 3, 2010 is presented below, (in millions):

	Nine Months Ended
	October 2, 2011	October 3, 2010
Balance, beginning of period	$21.4	$4.1
Charges and costs accrued	14.2	14.6
Adjustments related to pre-existing warranties	0.5	—
Less repair costs incurred	(5.4)	(1.4)
Changes due to foreign currency	(0.4)	0.8

Balance, end of period	$30.3	$18.1

        As of October 2, 2011, $21.0 million of long-term accrued warranties were included as a component of Other Long-Term Liabilities in the Consolidated Balance Sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contract in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $16.5 million and $8.8 million, as of October 2, 2011 and January 2, 2011, respectively, which were recorded as deferred revenue and included as part of Other Long-Term Liabilities in the Consolidated Balance Sheets.

NOTE 10—RESTRUCTURING COSTS

        There were no charges related to restructuring activity during the three and nine months ended October 2, 2011 and the three months ended October 3, 2010. Total restructuring charges for the nine months ended October 3, 2010 were $3.4 million, of which $0.8 million was related to contract termination costs and $2.6 million was related to other facility costs.

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

        A summary of the restructuring activity during the nine months ended October 2, 2011 is as follows (in millions):

Facilities Closure
Balance at January 2, 2011	$0.5
Applications of reserve	(0.5)

Balance at October 2, 2011	$—

NOTE 11—LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

	October 2, 2011	January 2, 2011
Senior Convertible Notes, due 2019	$36.0	$35.9
2% Installment notes, due 2011	—	0.1

Total long-term debt	36.0	36.0
Less current portion	—	0.1

Total long-term debt, less current portion	$36.0	$35.9

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company. As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "New Notes). The principal sum of the New Notes is due on May 8, 2019; however, the notes are redeemable at the option of the holder after five years from issuance and annually thereafter. In addition, the Company has the right, at the Company's option, during the period beginning on November 8, 2011 and ending on May 8, 2014, to redeem all or any part of the New Notes in the event that the closing stock price exceeds 300% of the conversion price of $1.35. Interest relating to the notes will be paid semi-annually at a rate of 6% per year the first year, 8% the second year and 10% thereafter, beginning November 8, 2009. The New Notes are convertible into Power-One common stock at a conversion price of $1.35. The conversion price is subject to adjustment under certain circumstances. There are no financial covenants relating to the New Notes; however, there are certain restrictions that limit the sale of assets, and the incurrence of

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—LONG-TERM DEBT (Continued)

liens and debt. On October 25, 2011, the Company sent a notice to the holders of the New Notes calling for redemption of the New Notes on November 23, 2011. See Note 17—Subsequent Events.

        The Company has certain long-term notes payable through fiscal year 2013 held at a European subsidiary. There are no amounts outstanding at October 2, 2011. Amounts outstanding at January 2, 2011 related to the installment notes were less than $0.1 million, bearing interest at 2%. The long-term notes payable agreements require the Company's subsidiary to provide certain financial reports to the lender but do not require compliance with any financial covenants. At January 2, 2011 the company was in compliance with the debt covenants.

        Aggregate principal maturities on long-term debt outstanding at October 2, 2011 are as follows (in millions):

Year Ending December 31,
2011 (three remaining months)	$—
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	36.0

Total	$36.0

NOTE 12—CONTINGENCIES

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The Complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. On August 17, 2011 the Court entered its final judgment, awarding damages against the Company in the amount of approximately $27 million, including supplemental damages for sales that occurred between November 1, 2010 through trial and prejudgment interest. The patents-in-suit are United States patents and the decision covers only the sales of infringing products in the United States.

        On October 28, 2011 the Company filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit, appealing the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against the Company.

        The Patents and Trademarks Office ("PTO") has now completed its re-examination of the '021 and '190 patents-in-suit and has determined the claims to be unpatentable and invalid. The PTO has notified SynQor of its right to appeal the determinations to the Board of Patent Appeals and Interferences. In the re-examinations of the '083, '702 and '034 patents-in-suit, the PTO has issued office actions rejecting the claims. The PTO is continuing its re-examination of these patents.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—CONTINGENCIES (Continued)

        On September 29, 2011 the Court sua sponte severed SynQor's claim for post injunction damages and directed SynQor to file a new complaint. SynQor, Inc. v. Power-One, Inc, et. al. United States District Court, Eastern District of Texas, Civil Action No. 2:11-cv-00444-DF was filed on October 6, 2011 pursuant to the Court's order. The Complaint alleges that the sale of infringing products has continued in violation of the permanent injunction and seeks damages for inducement of infringement, willful infringement and violation of the permanent injunction. The Company intends to defend SynQor's claim against the Company for post injunction damages. Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30 million. The Company has accrued $22.9 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

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

        During the nine months ended October 2, 2011, the Company issued 0.5 million performance share unit awards. The share units vest based on the performance of the Company's stock price measured over a three-year period measured against a specified index and are eligible for a maximum payout of 150% of the share units granted. The fair value of performance share units was estimated on the date of grant using the Monte Carlo Simulation method, as the share units contain market conditions. The grant date fair value of $8.52 per share was determined using risk-free interest rate of 1.01%, volatility of 84%, and an expected term of three years.

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Non-vested share units granted, in millions	0.1	0.6	1.2	1.1
Weighted average grant date fair value of non-vested share units	$7.14	$7.29	$8.28	$6.93
Stock compensation expense related to non-vested share units, in millions	$2.8	$1.2	$7.3	$2.7

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—STOCK BASED COMPENSATION PLANS (Continued)

        The fair value of the options and stock appreciation rights granted during the three and nine months ended October 2, 2011 and October 3, 2010 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Risk-free interest rate	1.8%	2.2%	2.4%	2.5%
Volatility	85%	80%	85%	80%
Option life, years	5.8	5.4	5.8	5.4
Stock options granted, in millions	0.1	0.3	1.2	0.9
Weighted-average grant date fair value of stock options granted	$5.07	$6.71	$5.86	$5.68
Stock compensation expense related to stock options, in millions	$1.0	$0.4	$2.1	$0.8

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—EARNINGS PER SHARE (EPS) (Continued)

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Basic EPS
Net income attributable to common stockholders	$40.6	$62.9	$101.3	$90.9
Less: undistributed income allocated to participating preferred stockholders	(5.3)	(8.7)	(13.1)	(12.9)

Net income allocated to common stockholders	$35.3	$54.2	$88.2	$78.0
Weighted average common shares outstanding (basic)	103.8	102.1	103.7	92.9

	$0.34	$0.53	$0.85	$0.84

Diluted EPS
Net income attributable to common stockholders	$40.6	$62.9	$101.3	$90.9
Add: effect of dilutive convertible debt	1.0	1.0	3.1	4.7
Less: undistributed income allocated to participating preferred stockholders	(4.1)	(6.4)	(10.0)	(8.9)

Net income available to common stockholders	$37.5	$57.5	$94.4	$86.7

Weighted average common shares outstanding (basic)	103.8	102.1	103.7	92.9
Common shares issuable assuming dilution	36.0	42.1	36.6	49.1

Weighted average common shares outstanding (diluted)	139.8	144.2	140.3	142.0

	$0.27	$0.40	$0.67	$0.61

        Using the treasury stock method, certain shares were excluded from the diluted earnings per share calculation because the exercise price for these options was greater than the average market price of the Company's shares of common stock. The weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share during the three and nine months ended October 2, 2011 was 5.0 million and 3.0 million, respectively, and during the three and nine months ended October 3, 2010 was 0.2 million and 1.3 million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 15—RELATED PARTIES

        The Company maintains a non-controlling interest in a joint venture located in China. The joint venture is accounted for under the equity method and recorded on the consolidated condensed balance sheet as other assets. During the three and nine months ended October 2, 2011, the Company recorded less than $0.1 million and $0.6 million, respectively, related to the company's equity share in the joint venture. During the three and nine months ended October 3, 2010, the Company recorded $0.4 million and $0.9 million, respectively, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sale to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the three and nine months ended October 2, 2011 or October 3, 2010.

        The Company paid $6.1 million and $6.3 million for inventory purchased from the joint venture during the quarters ended October 2, 2011 and October 3, 2010, respectively, and $15.6 million and $11.9 million for inventory purchased from the joint venture during the nine months ended October 2, 2011 and October 3, 2010, respectively. At October 2, 2011, the Company owed the joint venture approximately $3.3 million.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 16—SEGMENT INFORMATION (Continued)

        Revenue with respect to operating segments for the quarters and nine months ended October 2, 2011 and October 3, 2010 is as follows, (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Sales:
Renewable Energy Solutions	$174.3	$228.3	$506.0	$452.7
Power Solutions	70.7	85.7	243.9	228.3

Total	$245.0	$314.0	$749.9	$681.0

        Operating Income (Loss) by operating segment for the quarters and nine months ended October 2, 2011 and October 3, 2010 is as follows, (in millions):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Operating Income:
Renewable Energy Solutions	$39.9	$106.3	$141.4	$195.5
Power Solutions	2.2	(0.1)	17.1	(5.8)

Total segment operating income	42.1	$106.2	158.5	$189.7

Unallocated amounts:
Restructuring and Asset Impairment	—	—	—	(3.9)
Corporate and unallocated	(8.2)	(5.7)	(20.1)	(14.9)

Total	$33.9	$100.5	$138.4	$170.9

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

NOTE 17—SUBSEQUENT EVENTS

        On October 25, 2011, the Company sent a redemption notice to the registered holder of the 6.0%/8.0%/10.0% Senior Secured Convertible Notes due 2019 (the "Notes") calling for the redemption of all outstanding Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"), unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date will be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes may convert their Notes prior to the Redemption Date into shares of the Company's common stock or, at the election of the holder, into non-voting Series C Junior Participating Convertible Preferred Stock (the "Junior Preferred Stock"). The Company has been advised that the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 17—SUBSEQUENT EVENTS (Continued)

holder of the Notes intends to convert the Notes into 36,375 shares of Junior Preferred Stock which will be convertible into 26,944,444 shares of common stock. Under the terms of the Junior Preferred Stock, the holder of such securities are prohibited, subject to certain limited exceptions, from converting the shares of Junior Preferred Stock into common stock if such conversion would result in the holder owning more than 19.9% of the outstanding common stock. The Junior Preferred Stock has no voting rights, ranks senior in preference and priority, or on parity, over the common shareholders with respect to liquidation, dividend rights and dissolution.

        On October 25, 2011, the Company also sent a notice of automatic conversion to the registered holder of the outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all Series A Preferred Stock outstanding on November 8, 2011 will be converted into the Company's common stock at a conversion price of $1.35 per share of common stock, which translates to a rate of 740.7407407 shares of common stock for each share of Series A Preferred Stock. Accordingly, all of the outstanding shares of Series A Preferred Stock will be converted into 17,500,000 shares of our common stock on November 8, 2011.

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

Introduction

Overview

        We are organized into two Strategic Business Units ("SBUs"), Renewable Energy Solutions and Power Solutions. The SBUs focus on both the products and services we provide and the customers and end markets that we serve. We are focused on improving our operational and financial performance. Our top objectives are to gain additional market share, execute our operational strategy, and increase profitability and cash flows.

        Our strategy is to gain market share by entering new markets as well as provide our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse solar needs. These new product offerings range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in the testing phase. In addition, we are adding software management capabilities to our inverter offering in order to allow customers the ability to remotely monitor and control individual photovoltaic plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting the medical, rail and industrial equipment customers.

        As part of our renewable energy solutions operational strategy, we have entered into the North American and Asia Pacific markets and have established new factories in North America and China, as well as product development laboratories, and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marking, R&D and our global service team as we believe these are key drivers of our business. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain.

        Lastly, we are continuing to drive profitability and improve our cash flows by refining our manufacturing operations thereby reducing our costs to manufacture products and increasing production levels at our new facilities in North America and China.

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy market place that includes both photovoltaic/solar and wind applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, harvesting power, and increasing uptime, reliability, and monitoring through software and ease-of-installation. We sell our renewable energy products to distributors/installers, EPCs and OEMs. We are engaged in the design and production of inverters for renewable energy products that convert photovoltaic/solar or wind energy into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 300 watts up to 2.5 MW. Our product offering also provides our customers with greater control and monitoring of their renewable energy assets using a software-as-a-service (SaaS) platform.

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

Results of Operations

Consolidated

        During the first nine months of fiscal 2011, demand in both the renewable energy and power markets remained strong relative to the year ago period. While certain macro-economic pressures in the European market impacted our ability to increase revenue over the levels achieved during the latter half of fiscal 2010, revenue grew by approximately 10% during the first nine months of 2011 as compared with the same period of 2010. Relative to the second quarter of fiscal 2011, demand for the third quarter slowed in the Power Solutions SBU and demand remained relatively stable in the Renewable Energy SBU.

        Net Sales.    Net sales increased $68.9 million, or 10%, to $749.9 million for the first nine months of fiscal 2011 from $681.0 million for the first nine months of fiscal 2010. The increase in revenue was due to volume increases in the Renewable Energy SBU from inverter sales for the rooftop market in Europe and into new markets for the company of North America and Asia Pacific, which includes India, offset partially by pricing declines in Renewable Energy. Additionally, revenue in the Power Solutions SBU increased on higher sales to the Servers, Storage, and Networking market.

        Net sales decreased $69.0 million, or 22%, during the third quarter of fiscal 2011 as compared with the same period in 2010. The decrease reflects lower volumes in the Renewable Energy SBU as customers in Europe reacted to changes to government incentive programs and uncertainty arising from macro-economic pressures, along with pricing declines. Power Solutions revenue declined as well on slower demand in the Network Power Systems and Industrial markets as a result of macro-economic factors.

        Net sales by business segment were as follows, in millions:

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
Renewable Energy Solutions	$174.3	71%	$228.3	73%	$506.0	67%	$452.7	66%
Power Solutions	70.7	29%	85.7	27%	243.9	33%	228.3	34%

Total	$245.0	100%	$314.0	100%	$749.9	100%	$681.0	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
Distributors	$114.0	47%	$153.0	49%	$342.4	46%	$325.5	48%
OEMs	87.8	36%	81.4	26%	267.7	36%	196.0	29%
EPCs	42.8	17%	77.9	25%	136.4	18%	155.5	23%
Service providers	0.4	—	1.7	—%	3.4	0%	4.0	—%

Total	$245.0	100%	$314.0	100%	$749.9	100%	$681.0	100%

        We have redefined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for the three and nine months ended October 2, 2011 and October 3, 2010 by end-markets under this new classification were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Renewable Energy	71%	73%	67%	67%
Servers, Storage and Networking	15%	12%	15%	14%
Industrial Equipment	10%	10%	12%	13%
Network Power Systems	4%	5%	6%	6%

Total	100%	100%	100%	100%

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Gross Profit
Gross profit, in millions	$68.8	$129.1	$240.4	$254.2
Gross profit margin	28.1%	41.1%	32.1%	37.3%

        Gross profit for the first nine months of fiscal 2011 decreased by $13.8 million to $240.4 million from a gross profit of $254.2 million in the comparable period in 2010. As a percentage of net sales, gross margin decreased to 32.1% for the first nine months of fiscal 2011 from a gross margin of 37.3% for the same period in 2010. Gross margin for the nine months ended October 2, 2011 was negatively impacted by macro-economic and industry specific pressures in the European market including an aggressive pricing environment negatively impacted gross margin as changes in customer demand resulted in price declines and shifts in product mix within the Renewable Energy SBU, increased factory overhead including start-up costs associated with our new Renewable Energy factories in North America and China, offset partially by reductions in material costs.

        Gross profit for the third quarter of fiscal 2011 decreased by $60.3 million to $68.8 million from gross profit of $129.1 million in the comparable period in 2010. As a percentage of net sales, gross margin decreased to 28.1% for the third quarter of fiscal 2011 from a gross margin of 41.1% for the same period in 2010. Gross margin was negatively impacted by price decline, product mix shifts, reduction in sales volume, increased factory overhead including start-up costs associated with the new factories in North America and China, offset partially by favorable impacts from reductions in material costs.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $12.1 million, or 23%, to $64.6 million for the first nine months of fiscal 2011 from $52.5 million for the same period in 2010. As a percentage of net sales, selling, general and administrative expense increased to 9% for the first nine months of fiscal 2011 from 8% for the same period in fiscal 2010. Selling, general and administrative expense increased $3.3 million, or 17%, to $22.6 million for the third quarter of fiscal 2011 from $19.3 million for the same period in 2010. As a percentage of net sales, selling, general and administrative expense increased to 9% for the third quarter of fiscal 2011 from 6% for the third quarter of fiscal 2010.

        The increase in selling and general administrative expense for both the quarter and first nine months of 2011 was primarily related to our investment in the expansion of the Renewable Energy SBU sales and marketing teams into North America and Asia, as well as in advertising and trade shows in order to support our initiatives to grow market share and revenue, as well as increases in the overall infrastructure to support revenue growth.

        Research and Development.    Research and development expense increased by $9.1 million, or 35%, to $35.0 million for the first nine months of fiscal 2011 from $25.9 million in the first nine months of fiscal 2010. As a percentage of net sales, research and development increased to 5% during the first nine months of 2011 from 4% during the same period of 2010. Research and development increased by $2.6 million, or 29%, to $11.6 million for the third quarter of fiscal 2011 from $9.0 million in the third quarter of fiscal 2010. As a percentage of net sales, research and development increased to 5% during the third quarter of 2011 from 3% during the same period of 2010. The increase in research and development was primarily due to our continued investment in new product introductions and expansion of research and development efforts during 2011.

        Amortization of Intangible Assets.    Amortization of intangible assets was $1.4 million for the first nine months of 2011 compared to $1.1 million for the same period in 2010. Amortization of intangible assets was $0.5 million for the third quarter of fiscal 2011 compared to $0.4 million in the third quarter of 2010. The increase in amortization expense relates to intangible assets acquired from a renewable energy software firm to provide increased value and support to our inverter customers.

        Restructuring Charge and Asset Impairment.    During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. Through implementation of this action, we were able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. With respect to the 2009 restructuring plan, during the nine months ended October 3, 2010, we recorded $3.4 million of restructuring charges in accordance with ASC 420 and ASC 712, as applicable. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities during the nine months ended October 3, 2010. No restructuring charges were recorded during the three or nine month periods ended October 2, 2011 or the three months ended October 3, 2010.

        Income from Operations.    As a result of the items above, income from operations was $138.4 million for the first nine months of fiscal 2011 compared with income from operations of $170.9 million for the first nine months of fiscal 2010. Income from operations was $33.9 million for the third quarter of fiscal 2011 compared with income from operations of $100.5 million for third quarter of fiscal 2010.

        Interest Income (Expense), Net.    Net interest expense was approximately $3.1 million for the first nine months of fiscal 2011, compared with net interest expense of approximately $5.2 million for the comparable period in 2010. Net interest expense was approximately $1.3 million for the third quarter of fiscal 2011, compared with net interest expense of approximately $1.2 million for the comparable period in 2010. The net interest expense recorded during the three and nine months ended October 3, 2010 included 8% senior secured convertible notes, carrying an effective interest rate of approximately 9.3%, which were converted into 17.1 million shares of our common stock during the third quarter of fiscal 2010.

        Loss on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for the first nine months of fiscal 2010. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during the first nine months of fiscal 2010.

        Gain on Liquidation of Foreign Subsidiary.    In accordance with FASB ASC Section 830, "Foreign Currency Matters", we are required to recognize the cumulative translation adjustment balance from stockholders' equity upon the complete or substantially complete liquidation of a foreign subsidiary. During the three and nine months ended October 2, 2011, we recorded a gain of approximately $16.9 million from the cumulative translation adjustment balance in connection with the liquidation of one of our European subsidiaries. The cumulative foreign currency gain related to the subsidiary was released out of accumulated other comprehensive income and recorded in our consolidated statements of operations.

        Other Income (Expense), Net.    Net other income was $1.9 million for the first nine months of fiscal 2011, compared with net other expense of $1.4 million for the same period in 2010. Net other income for the first nine months of fiscal 2011 primarily included gains on foreign currency transactions primarily related to fluctuations in the Euro, Swiss Franc and Chinese RMB. Included in net other expense for the first nine months of fiscal 2010 were losses on foreign currency transactions of approximately $4.0 million as well as approximately $0.6 million of gain due to changes in the market value of the embedded derivatives related to the Company's preferred stock.

        Net other income was $8.7 million for the third quarter of fiscal 2011, compared with net other expense of $3.0 million for the same period in 2010. Included in net other income for the third quarter of fiscal 2011 were gains on foreign currency transactions of approximately $9.0 million, primarily resulting from the significant decline in the Euro relative to the U.S. Dollar late in the quarter. Included in net other expense for the third quarter of 2010, were losses on foreign currency transactions of approximately $4.4 million.

        Provision for Income Taxes.    The provision for income taxes was $50.8 million for the first nine months of fiscal 2011 as compared to $66.0 million recorded during the first nine months of fiscal 2010. The provision for income taxes was $16.8 million for the third quarter of fiscal 2011 as compared to $33.1 million recorded during the third quarter of fiscal 2010. The provision for income taxes recorded during 2011 and 2010 are primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate decreased to 33.0% for the first nine months of 2011 from 41.6% in the comparable period of 2010 and decreased to 28.8% for the third quarter of 2011 from 34.3% in the comparable period in 2010 as a result of the change in geographical mix of pre-tax income at our foreign locations. The effective tax rate in the third quarter 2011 was lower as no tax expense was recorded on the gain from liquidation of foreign subsidiary.

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

        Equity in earnings of joint venture.    During the first nine months of fiscal 2011 and 2010 we recorded approximately $0.6 million and $0.9 million, respectively, related to our equity share in the earnings of a joint venture. During the third quarter of fiscal 2011 and 2010, we recorded less than $0.1 million and $0.4 million, respectively, related to our equity share in the earnings of a joint venture.

        Preferred stock dividend and accretion.    During each of the nine-month periods ended October 2, 2011 and October 3, 2010, and in connection with our redeemable convertible preferred stock, we recorded $2.6 million related to the 10% preferred stock dividend and accretion. Included in expense during each of the nine-month periods ended October 2, 2011 and October 3, 2010 was $1.8 million related to preferred dividends declared and $0.8 million related to the periodic accretions under the interest method. During each of the third quarters of fiscal 2011 and 2010, we recorded $0.9 million related to the preferred stock dividend and accretion. Included in the expense during each of the third quarters of 2011 and 2010 was $0.6 million related to the preferred stock dividend and $0.3 million related to the periodic accretions under the interest method.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the three and nine months ended October 2, 2011 and October 3, 2010 are as follows, in millions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue	$174.3	$228.3	506.0	$452.7
Operating Income	39.9	106.3	141.4	195.5

        During the three months ended October 2, 2011, revenue decreased $54.0 million, or 24%, from the same period in 2010 as global macroeconomic uncertainty negatively impacted market demand as well as due to pricing declines resulting from an aggressive pricing environment. Operating margins decreased to 23% for the third quarter of fiscal 2011 compared to 47% during the comparable period of 2010, as a result of revenue declines, factory start-up costs in Asia and North America, and continued investment in sales and marketing, R&D and our global service teams.

        During the nine months ended October 2, 2011, revenue increased $53.3 million, or 12%, to $506.0 million from $452.7 million during the same period of fiscal 2010. While global macroeconomic uncertainty and an aggressive pricing environment negatively impacted revenue during 2011, sales volumes increased in 2011 from levels during 2010. The revenue growth in the renewable energy market was driven by gains in markets share, including our expansion further into Asia Pacific and North America. Operating margins decreased to 28% during the first nine months of 2011 from 43% for the comparable period of 2010 as a result of declines in sales prices, higher factory overhead and start-up costs associated with the new facilities established in North America and China, as well as increased investment in sales and marketing, service teams, and research and development.

Power Solutions

        Results for the Power Solutions business segment for the three and nine months ended October 2, 2011 and October 3, 2010 are as follows, in millions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue	$70.7	$85.7	$243.9	$228.3
Operating income (loss)	2.2	(0.1)	17.1	(5.8)

        During the three months ended October 2, 2011, revenue decreased $15.0 million, or 17%, as compared with the same period of 2010 as a result of slower demand in the Network Power Systems and Industrial markets. Operating income improved $2.3 million during the third quarter of fiscal 2011 as compared with the same period of the prior year. The higher operating income resulted from improved factory performance and lower freight expense accompanied with reduced overall operating expenses as we improved the efficiency of these functions.

        During the nine months ended October 2, 2011, revenue increased $15.6 million, or 7%, compared to the same period of fiscal 2010 primarily due to increased demand in the Servers, Storage, and Networking markets. Operating income increased $22.9 million during the first nine months of fiscal 2011 as compared to 2010 from higher revenue, elimination of factory transfer expenses, lower obsolete inventory expenses, and improvements to our operating expense structure from lower legal expense and elimination of operating expense functions at certain sites.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased to $182.7 million at October 2, 2011 from $227.9 million at January 2, 2011. Our primary uses of cash in the first nine months of fiscal 2011 consisted of $9.2 million of cash used in operating activities, $26.9 million used for the acquisition of property and equipment, $5.2 million for the repurchase of our common stock, $2.0 million debt issue costs paid related to the North American credit facility, and $1.8 million for dividends paid related to our redeemable convertible preferred stock.

        Cash used in operating activities of $9.2 million included $133.2 million cash paid for income taxes, decreases in accounts payable and accounts receivables of $80.0 million and $34.5 million, respectively. Income taxes paid includes approximately $100 million for Italian tax payments related to the for 2010 tax year.

        The aggregate limit on all credit facilities was approximately $167.8 million at October 2, 2011. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At October 2, 2011, no amounts were outstanding on the credit facilities, and $0.2 million was committed to guarantee letters of credit. After consideration of these commitments, $167.6 million of additional borrowing capacity was available to us as of October 2, 2011. The company was in compliance with all debt covenants at October 2, 2011.

        On October 25, 2011, we sent a redemption notice to the registered holder of our 6.0%/8.0%/10.0% Senior Secured Convertible Notes due 2019 (the "Notes") calling for the redemption of all outstanding Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"), unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date will be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes may convert their Notes prior to the Redemption Date into shares of the Company's common stock or, at the election of the holder, into non-voting Series C Junior Participating Convertible Preferred Stock (the "Junior Preferred Stock"). We have been advised that the holder of the Notes intends to convert the Notes into 36,375 shares of Junior Preferred Stock which will be convertible into 26,944,444 shares of common stock. Under the terms of the Junior Preferred Stock, the holder of such securities are prohibited, subject to certain limited exceptions, from converting the shares of Junior Preferred Stock into common stock if such conversion would result in the holder owning more than 19.9% of the outstanding common stock. The Junior Preferred Stock has no voting rights, ranks senior in preference and priority, or in parity, over the common shareholders with respect to liquidation, dividend rights and dissolution.

        On October 25, 2011, we also sent a notice of automatic conversion to the registered holder of our outstanding Series A Convertible Preferred Stock (the "Series A Preferred Stock"). Pursuant to the terms of the certificate of designation governing the Series A Preferred, all Series A Preferred Stock outstanding on November 8, 2011 will be converted into the Company's common stock at a conversion price of $1.35 per share of common stock, which translates to a rate of 740.7407407 shares of common stock for each share of Series A Preferred Stock. Accordingly, all of the outstanding shares of Series A Preferred Stock will be converted into 17,500,000 shares of our common stock on November 8, 2011.

        We currently anticipate that our total capital expenditures for 2011 will be in the range of $35 to $45 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures may change during the fourth quarter based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position, and when and if necessary, explore alternatives to maximize our position at which time we may determine to raise additional funding through the issuance of equity or incurrence of debt.

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

Year Ending December 31,	Operating Leases	Long-Term Debt Obligations	Estimated Interest Obligations(1)	Preferred Stock Dividend	Total
2011 (three months remaining)	$1.2	—	$2.4	$0.6	$4.2
2012	4.5	—	3.6	2.4	10.5
2013	4.2	—	3.6	2.4	10.2
2014	3.6	—	3.6	0.6	7.8
2015	1.8	—	3.6	—	5.4
2016 and thereafter	1.1	36.4	12.2	—	49.7

Total	$16.4	$36.4	$29.0	$6.0	$87.8

(1)
We calculated estimated interest payments for long-term debt as follows: for fixed-rate term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate term debt, we calculated interest based on the most recent applicable interest rates in effect.

(2)
At October 2, 2011, we also had recorded a tax liability of $0.3 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates.

        Debt.    Our exposure to interest rate risk results from financial debt instruments into which we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. We are exposed to cash flow risk due to changes in market interest rates related to our outstanding debt. For example, in Europe our variable long term debt bears interest on borrowings outstanding at various time intervals and is based on the Euro Interbank Offered Rate (EURIBOR). Our principal risk with respect to our variable long-term debt is due to changes in this market rate.

        The table below presents principal cash flows and related weighted average interest rates for our long-term debt obligations at October 2, 2011 by expected maturity dates.

	Expected Maturity Date
								Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total
	(Amounts in millions, except for percentages)
Long-term Debt:
Fixed Rate Sr. Convertible Notes Due 2019 (USD)	$—	$—	$—	$—	$—	$36.4	$36.4	$114.8
Average Interest Rate						10.5%	10.5%

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. Historically, we have not actively engaged in substantial exchange rate hedging activities, and at October 2, 2011, we had not entered into any significant foreign exchange contracts. In the future, we may hedge these exposures based on our assessment of their significance. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $50 million and a reduction of reported net income before income taxes of approximately $17 million in the nine months ended October 2, 2011. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at October 2, 2011 of approximately $50 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of October 2, 2011, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended October 2, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Risks and uncertainties that could affect our results include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies; competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that might impact on-time deliveries to customers; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs; delays or cancellations of orders by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing selected products, specifically the achievement of projected manufacturing realignment to, and increase in, manufacturing utilization and output in our China and North American facilities; the ability to implement our plans to improve operational efficiency; potential business disruptions, including labor unrest, work stoppages, and short or long term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the reduction or discontinuation of incentives; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 2, 2011. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

 PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The Complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in intermediate bus architecture power supply systems. On August 17, 2011 the Court entered its final judgment, awarding damages against the Company in the amount of approximately $27 million, including supplemental damages for sales that occurred between November 1, 2010 through trial and prejudgment interest. The patents-in-suit are United States patents and the decision covers only the sales of infringing products in the United States.

        The Patents and Trademarks Office ("PTO") has now completed its re-examination of the '021 and '190 patents-in-suit and has determined the claims to be unpatentable and invalid. The PTO has notified SynQor of its right to appeal the determinations to the Board of Patent Appeals and Interferences. In the re-examinations of the '083, '702 and '034 patents-in-suit, the PTO has issued office actions rejecting the claims. The PTO is continuing its re-examination of these patents.

        On September 29, 2011 the Court sua sponte severed SynQor's claim for post injunction damages and directed SynQor to file a new complaint. SynQor, Inc. v. Power-One, Inc, et. al. United States District Court, Eastern District of Texas, Civil Action No. 2:11-cv-00444-DF was filed on October 6, 2011 pursuant to the Court's order. The Complaint alleges that the sale of infringing products has continued in violation of the permanent injunction and seeks damages for inducement of infringement, willful infringement and violation of the permanent injunction. The Company intends to defend SynQor's claim against the Company for post injunction damages. Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30 million. The Company has accrued $22.9 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        On September 21, 2010, the Company announced that it had received authorization from its Board of Directors to purchase up to 10 million shares of its outstanding common stock in open-market transactions. At October 2, 2011, 6.4 million remains available for purchase in accordance with this authorization. This authorization expires on September 21, 2012.

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

Dated: November 10, 2011	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)