Form 10-K
period 2012-01-01
POWER ONE INC
filed 2012-03-01
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-34782

POWER-ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0420182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
740 Calle Plano Camarillo, California (Address of principal executive offices)	93012 (Zip code)
Registrant's telephone number, including area code (805) 987-8741

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on July 3, 2011, as reported by the NASDAQ Global Select Market on that date, was approximately $833 million.

         As of February 23, 2012, 121,941,782 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended January 1, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

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

        Forward-looking statements reflect our current views with respect to future events. They reflect our expectations, beliefs, projections and assumptions, are made in good faith and we believe there is a reasonable basis for them; however, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in the forward-looking statements set forth below. Forward-looking statements are inherently subject to risks and uncertainties that in many cases are beyond our control and cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward-looking statements. Such risks and uncertainties include, but are not limited to economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our particular markets, currency exchange rates, the risk that current economic conditions will negatively impact our ability to satisfy the covenants of our lending agreements, international sales operations, our level of dependence on major customers, increased material costs, risks and costs associated with integrating our acquired businesses, litigation and the risks that the costs of doing business will exceed our present estimates. See "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K for a discussion of these and other specific risks.

        Forward looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K or in the case of any document incorporated by reference, the date of that document. Except for our ongoing obligation to disclose material information as required by federal securities laws, we are not obligated, and we disclaim any obligation, to update or revise any forward-looking statement contained or incorporated by reference in this Annual Report on Form 10-K to reflect events, circumstances or changed assumptions or operating results occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

Overview

        Power-One is a leading provider of high efficiency and high density power supply products for a variety of industries, including renewable energy, servers, storage & networking, industrials and network power systems. Our products convert, process, and manage both alternating current ("AC") and direct current ("DC") to meet the high levels of quality, reliability and precision required by our customers.

        In 2010, we established two Strategic Business Units ("SBU"s), separating functions into the Renewable Energy Solutions SBU and the Power Solutions SBU, to better address the distinct market segments each SBU serves. (See Note 15 of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K).

        The Renewable Energy Solutions SBU offers one of the industry's broadest lines of high-efficiency inverters that provide superior power harvesting, longer uptime, and ease-of-installation and are supported by a wide range of standard and extended service offerings. We are the world's second-largest designer and manufacturer of photovoltaic inverters, selling string inverters to residential and commercial users, and central inverters to large commercial users and for utility applications. Our renewable energy products are among the best in the industry, enabling the highest yielding conversion of power from both solar arrays and wind farms, thereby providing customers with a better return on investment and a lower total cost of ownership. For better control of their renewable energy systems, we offer our customers asset management software and analytics.

        Our Power Solutions SBU provides high efficiency and high power density AC/DC and DC/DC converters for a variety of applications, including data center technologies such as routers, data storage, servers and optical networking. We also design and manufacture complete power system solutions for the telecommunications industry employing both conventional AC/DC systems as well as systems employing alternative energy hybrid solutions for off-grid or poor-grid areas. Many of these products employ state of the art digital and analog controls as well as Power-One's own proprietary Digital Power Technology (DPT) for DC/DC applications. We also supply products for a wide range of industrial applications such as transportation, process control, medical and semiconductor test equipment markets. With hundreds of different standard products and the ability to create custom and semi-custom products, we offer one of the most comprehensive product lines in the power conversion and power management industry.

        We design, manufacture, sell and service our products globally and have significant resources in Europe, North America and the Asia-Pacific region. Our Renewable Energy Solutions SBU strives to maintain a flexible manufacturing footprint, with manufacturing and supply facilities in each major region where we operate. Our Power Solutions SBU maintains manufacturing centers in Asia and Europe to efficiently supply the higher volumes demanded in these markets. We have established seven research and design centers in North America, Europe and Asia, with over 200 design engineers to support product development.

        No customer accounted for more than 10% of our sales during the years ended January 1, 2012 ("Fiscal 2011"), January 2, 2011 ("Fiscal 2010"), or January 3, 2010 ("Fiscal 2009"). However, see "Risk Factors—We rely on a few major customers for a material portion of our business and the loss of any of those customers, or a change in our product mix, could reduce our net income and operating results" under Part I, Item 1A of this Annual Report on Form 10-K.

        We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware on January 1, 1996. On June 14, 2010, we consummated a reorganization pursuant to which we merged with and into a newly-formed corporation incorporated in the state of Delaware, the purpose of which was to preserve the long-term value of our net operating loss carryforwards ("NOL"s), which can be used to reduce our future U.S. federal income tax liability. The surviving corporation was immediately renamed "Power-One, Inc."

Industry Background

        The renewable energy, power conversion, and power management markets are comprised of a few large vendors as well as a number of smaller companies that focus on specialized products. The renewable energy market is one of the fastest growing markets in the power industry, with industry analysts estimating that the market will grow at a compound annual growth rate ("CAGR") of approximately 15% through 2015. The power conversion market, which includes the Servers, Storage & Network ("SSN"), Industrial and Transportation ("IND") and Network Power Systems ("NPS") markets, among others, is expected to grow at a 5-7% CAGR from 2011 through 2014 according to IMS Research. In 2011, the power conversion and power management products were negatively influenced by macroeconomic conditions throughout the globe, with industry sales decreasing versus 2010, according to market studies.

        Longer term, we believe the following key trends will continue to drive demand for renewable energy inverters and power conversion and power management products:

        Increasing Demand for Renewable Energy.    With global power needs expected to double by 2025, according to the U.S. Department of Energy, suppliers and users of electricity are seeking renewable sources of energy, with both public and private global investment driving the emerging market for renewable energy. Concern about the supply of traditional energy sources, including oil and natural gas, global warming and the need to minimize the carbon footprint of the power generation industry have prompted wide-spread legislation throughout the world based on broad goals outlined in the Kyoto Protocol, an international agreement calling for the reduction of greenhouse gases. The outcome of this treaty has created a large number of country and local-level mandates and subsidies aimed at encouraging the emerging market for renewable forms of energy for electricity production. For example, certain European countries, such as Germany, Italy, France and the United Kingdom, and Asian countries, such as China, India and Japan, have adopted Feed in Tariffs ("FIT") whereby the government will pay approximately $0.30 to $0.40 per kilowatt hour ("/ kWh") over a 20-year time period for energy fed back into the utility grid. In the United States, the government has offered tax incentives to spur the adoption of renewable energy. These incentives are intended to bring the production cost of electricity from renewable sources to parity with power generated from fossil and other fuels, thereby encouraging creation of energy from clean, renewable sources. See "Risk Factors—Much of our business is subject to risks associated with operations in foreign countries under Part I, Item 1A of this Annual Report on Form 10-K."

        This convergence of energy needs and environmental concerns has resulted in significant growth in the markets for solar (including photovoltaic ("PV")) energy and for wind energy. These renewable energy technologies have the further advantages of low carbon footprint and distributed architectures, which allow for both small and scalable investments by residences, businesses and utilities. As solar and wind energy have gained scale, they have become more economically viable and are attracting worldwide investment in research and development ("R&D") and manufacturing.

        While renewable energy sources still meet only a small percentage of total global energy demand, solar and wind capacity are growing rapidly. Industry sources estimate that in 2011, approximately 20 gigawatts ("GW") of solar capacity came on line, approximately in-line with 2010. According to the Global Wind Energy Council ("GWEC") and Jefferies & Co., 40 GW of wind generation were installed in 2011, versus 36 GW in 2010, and 37 GW in 2009. Growth has been particularly strong in Europe, where the European Union's ("EU") goal to increase the share of renewable energy as a percent of total energy delivery to 20% in 2020 is driving the market. Despite continued dependence on government subsidies and the current credit-constrained environment, solar and wind energy are expected to continue to experience strong growth based on commitments by governments to support renewable energy sources and the continued decline of production costs for solar and wind systems, making them increasingly competitive with traditional energy sources.

        Currently, legislation in multiple countries supports grid-tie rooftop systems installed by commercial and residential users and centralized PV generation by independent power providers and utilities. Roof-top systems generate all or some of the electricity needed by the user and enable the user to sell back excess power to the grid, particularly during peak generating times. Because solar energy still costs more per watt than grid-supplied electricity, the industry is reliant on various subsidies. PV technology is expected to reach grid parity, meaning that the cost of power from PV will equal the price of conventional power delivered to the user in major regions within the next two to three years across most locales, with certain regions, such as southern Italy, potentially reaching grid parity in the next 12-24 months. PV technology has already reached grid parity in certain areas that do not have access to traditional energy sources and have high solar irradiance. It is expected that if prices decline enough to make solar energy competitive with traditional energy sources, the market size will further increase as solar energy becomes more widely adopted by utilities. Wind energy has already reached grid parity in certain locations.

        Solar and wind energy generation systems require inverters to condition the electrical energy generated by PV modules or wind turbine generators and deliver it to the grid. In 2011, we estimate that the market for solar inverters was over $6.7 billion (as compared to $6.8 billion in 2010 and $2.8 billion in 2009), and the market for wind inverters was over $3.6 billion, of which $2.2 billion was attributable to sales in the merchant markets (as compared to $2.3 billion in 2010 and $1.9 billion in 2009). Inverters represent approximately 5-7% of the installation cost of a solar system and approximately 3-5% of the installation cost of a wind system. They are sold through multiple channels, including direct sales to end users, and through distributors, systems integrators, original equipment manufacturers ("OEM"s) and Engineering, Procurement and Construction firms ("EPC"s). The primary geographic market for PV installations has traditionally been in Europe, although Asia and North America are beginning to see significant PV investment. Wind turbine installations also initially gained strength primarily in Europe, but have seen rapid adoption in North America, Asia and other regions in recent years.

        PV inverters are generally classed as either micro inverters embedded with PV modules, string inverters, which are typically used in rooftop applications for residences or small commercial applications, or central inverters, which are predominately used for ground mounted solar installations for larger commercial and utility applications. Power-One's product offering covers a wide spectrum of applications with products that are optimized for crystalline as well as thin-film solar panels.

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

        Increasing Demand for High Conversion Efficiencies, High-Density Power and Digital Power Management.    Recent efforts in the EU, the United States and China to reduce energy consumption are increasing the demand for high conversion efficiencies and digital power control. In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations, are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer's power delivery and reduce the energy consumed when the computer is in an inactive state. Because a large portion of electrical energy waste occurs during the power conversion process, power supply companies have an opportunity to improve conversion efficiency and meet this market demand. Our AC/DC front-end power supplies have met the target efficiency standards established by the Climate Savers Computing Initiative as the Platinum standard within the single-output category, requiring a 94% minimum efficiency rating at 50% of rated output. Our digital power technologies allow us to achieve levels of power conversion efficiency and control that are not possible with analog designs. Higher conversion efficiencies help reduce overall power usage, and therefore cut greenhouse gas emissions and total cost of infrastructure ownership.

        In addition, the digital power management market has grown as a result of the need for high-density power. Circuit boards continue to shrink despite becoming more complex, creating the need for high-density and more intelligent AC/DC and DC/DC power supplies. As the number of elements increases on circuit boards to provide more functionality, the available space for power supplies is increasingly limited. The use of digital power and digital control techniques can contribute to improved conversion efficiencies of AC/DC and board mounted DC/DC power supplies across a wide range of conditions. Digital power technologies enable OEMs to utilize increased points-of-load in their products, increasing the end products' computing capabilities and performance. Digital power management reduces the footprint of DC/DC converters while increasing product efficiency. We believe this market will be one of the fastest growing markets in power management.

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

        Continue to Invest and Expand in Renewable Energy.    In 2007, we entered the commercial solar market with a series of inverter products that today range in power from 300 watts ("W") to 1.4 megawatts ("MW"). Our products operate across a wide range of voltages that enable high levels of solar energy harvesting within single and multiple PV arrays, using multiple channel and high-speed maximum power point tracking ("MPPT") in our inverters. The inverters provide for longer periods of energy harvesting and high reliability.

        During 2008, we began to develop wind inverter products for use in residential, commercial medium power applications, and mega turbine wind farms. These inverters range in power from

5 kilowatts ("kW") in residential applications to 2.5 MW in large wind turbines, and are expected to improve efficiency while reducing capital cost. In addition, we are expanding our development teams to expand our offering to include 500kW monolithic and liquid cooled inverter designs to address both the Doubly Fed and Full Conversion markets. We are investing in expanding our worldwide sales and service infrastructure, focused primarily in Europe, but also in the United States and Asia, where we believe there is substantial opportunity.

        We are developing leading-edge products for future solar and wind technologies. We continue to expand our renewable energy product line to match global requirements for indoor and outdoor applications and we are investing in design and test capabilities to increase efficiency, provide higher power density products and improve the long-term reliability of our products.

        In 2011, we introduced the TRIO 20 and TRIO 27.6 kW, innovative three-phase string inverters with very low installation costs and high energy harvest performance, aimed to fulfill the demands of the industrial roof-top solar market. We also installed in the field the first AURORA ULTRA, an innovative utility scale 1.4 MW outdoor-rated inverter. The product is designed to reduce the total cost of ownership by reducing the costs of operation due to an innovative maintenance-free liquid cooling design. In early 2012, we expect to introduce our new micro inverter globally, and we plan to finalize the development of wind turbine applications to serve the growing off-shore market and the emerging on-shore applications market in Asia.

        Continue to Expand into Adjacent Markets on a Global Basis.    Over the years, we expanded both the breadth of our product technologies and geographic reach of our business. While a majority of our renewable energy products were shipped to Europe, which historically has been the world's largest market for PV installations, we also expanded our product line to meet the needs of customers in North America and Asia. In addition, we established design, manufacturing and service operations in each of these locations to more efficiently serve our customers. We believe the North American and Asian markets will provide substantial growth opportunities over the next several years.

        Continue to Invest and Expand Energy Management Software.    We have participated in the Monitoring, Plant Equipment and Accessories market for several years, primarily by manufacturing string combiners and by re-selling monitoring solutions. In 2010 and 2011, we broadened our portfolio of solutions through acquisition and now offer a complete monitoring and software services product line for operations and maintenance, production reporting, and consumer web displays. Our plant equipment includes plant data acquisition, networking, string combiners, environmental sensors, and metering. Our accessories and diagnostic tools include local displays, protocol adaptors, and downloadable PC software.

        Target Data Center and Communications Markets.    We continue to invest in our power solutions in order to target the growing market for higher efficiency and higher density power supplies. This market is driven primarily by the building of large data centers necessary to support the proliferation of wireless and Internet-enabled communication devices around the world. The high power demands of the data centers put them at the forefront of greenhouse gas reduction initiatives and efforts to reduce operational costs. We believe our high efficiency, high density and digital power management technologies create significant opportunities for growth in these markets over the next several years.

        Continue to Support Industrial Markets.    We continue to support and invest in our robust line of standard products that allow us to compete successfully across many different industrial end-market applications. The high margins in these less cost-sensitive applications help improve our overall gross margin. While this market has not been as sensitive to energy efficiency pressures as the computing market, we believe it will be increasingly affected as efficiency gains become harder to achieve in other markets.

        License our Digital Power Management Technology.    We began licensing our digital power management technology, for which we have over 32 patents and over 800 claims, to semiconductor and modular power companies in 2008. The typical terms of these non-exclusive licenses include an upfront fee plus royalties paid through a termination date that is based on the last-to-expire of the licensed patents. Currently, we have field of use licensing agreements with Linear Technology Corporation, Infineon Technologies AG, CUI Inc., Powervation Ltd., Texas Instruments, Ericsson Modules, Maxim Integrated Circuits, Lineage Power Corporation, Emerson, TDK-Lambda Corporation, ZMDI and STMicroelectronics NV. We expect additional companies to license our digital power technology patents during 2012.

Our Products

        We design, develop, manufacture and market our products, which are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Renewable energy inverters convert either solar (DC power) or wind energy (variable AC) into conditioned AC energy for transportation on the grid. Power conversion products generally convert from AC to DC or modify the voltage being delivered (DC-to-DC), while power management products generally manage multiple voltages and provide other functionality.

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

Renewable Energy (RE) Inverters:

  •
  convert solar (PV) or wind energy into useable grid connected power;

  •
  power a range of 300 W to 2.5 MW;

  •
  provide auxiliary products, such as string combiners, and utility grade medium voltage turnkey substations

  •
  provide software technologies to enhance control and product yield and monitoring of the renewable energy systems and enterprise by providing software-as-a-system ("SaaS") platform; and

  •
  offer conversion efficiencies of over 98% for use in residential, commercial, and utility-grade solar panels and wind turbine farms.

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

DC/DC Converters ("Bricks") and Point of Load Converters (including Digital Power Management):

  •
  modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment;

  •
  include high-density and low-density "brick" converters that are embedded within the equipment that they are powering and are generally mounted directly on a printed circuit board within the equipment;

  •
  include point-of-load ("POL") converters that power devices within an intermediate bus architecture ("IBA") as well as in other applications; our digital power management products fall into the DC/DC converter category and are the cornerstone of DPA and IBA technology; and

  •
  are used by our customers primarily to power communications infrastructure equipment, although their usage is expanding to other markets including server and storage.

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

Restructuring

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. As a result, we reduced our global headcount by approximately 1,300, or 29% of our workforce. The plan was completed during the second quarter of 2010. Through implementation of these actions, we were able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. We incurred restructuring charges of approximately $11.4 million during the two years ended January 2, 2011, of which $7.1 million related to severance benefits and $4.3 million related to facilities closure charges in connection with exiting our factory in the Dominican Republic, all of which were settled in cash.

Reorganization

        During 2010, we adopted a plan of reorganization (the "Reorganization") intended to better protect our substantial NOLs by completing a two-step merger, following which the Company was merged with and into New Power-One, Inc. ("New Power-One"), a newly formed Delaware corporation subsequently renamed "Power-One, Inc." The Reorganization was approved at our annual shareholders meeting on May 24, 2010 and consummated on June 14, 2010. The NOLs can benefit us by offsetting our U.S. federal taxable income dollar-for-dollar by the amount of the NOLs, thereby reducing or eliminating our U.S. federal corporate income tax (other than the U.S. federal alternative minimum tax) on such income. However, if there is an ownership change of the Company for tax purposes, significant limitations will be imposed on our use of the NOLs. Pursuant to the Reorganization, our charter contains restrictions on transfers of our capital stock that are expected to reduce the risk of an ownership change for tax purposes. The purpose of the transfer restrictions is to help preserve the long-term value to us of our accumulated NOLs. At the same time, we terminated our Shareholder Rights Plan.

Sales and Marketing

        We market our products through a global sales force. We have direct sales offices in Europe, North America, Asia and the Middle East. Our direct sales force works closely with existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers' expected applications. Our direct sales force is augmented by an extensive network of manufacturers' representatives and distributors.

Service

        Our service organization is geographically-focused in order to provide service support to our renewable energy customers worldwide. Our renewable energy customers may purchase a full solution to solve their business needs, beginning with the base product and carrying forward through installation, service and maintenance. Our service offering includes repair, technical support, on-line support, monitoring and system integration, including swap for residential inverters, extended warranty for central inverters and customer training. The services offering varies based on geographic location, customer type, sales channel, product range, operating capability, and commercial requirements. Our service program includes both internal resources and third party providers. In addition to service offices, we also have strategically located repair depots across Europe, China, Australia and North America to provide pre-sale and post-sale support services to our customers.

Research and Development

        We have spent and expect to continue spending, significant funding on R&D efforts related to power conversion and power management technology. We spent approximately $30.2 million on R&D in 2011, approximately $23.2 million in 2010, and approximately $15.6 million in 2009. We established engineering and design centers in strategic locations where we have strong access to technical talent and where we are best able to service our customer base. Our engineering and design centers in the United States are located in Carlsbad and San Jose, California and Phoenix, Arizona. We also operate engineering and design centers in Uster, Switzerland; Dubnica Nad Vahom, Slovakia; Valdarno, Italy; and GongMing, China. Additionally, we have engineering teams at each of our manufacturing facilities and at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

        We design software that provides critical insight into revenue-generating renewable energy assets and provides a remote monitoring and asset management solution, increasing our inverter value to our customers, and adding experienced software engineers to our renewable energy assets. Our software solutions identify and address problematic assets, allowing energy producers to increase energy harvest and performance ratios, cut the cost of operations and maintenance, reduce operational and financial risk, and improve return on investment.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at low cost. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain. The use of surface mount technology ("SMT") permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly improved our product development processes and increased production capacity and it has also improved our product quality. Additionally, we have outsourcing arrangements with contract manufacturers in Asia.

        Product quality and responsiveness to our customers' needs are critical to our ability to compete successfully and we emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and /or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box tests and pre-ship audits on randomly selected units before delivery. We insist on the same levels of quality from our contract manufacturers. As a result, we have incurred, and may continue to incur, additional costs related to quality assurance.

        As our customers' operations expand internationally, they increasingly require that their power products meet or exceed established international safety and quality standards. We therefore design and manufacture our power conversion and power management products in accordance with the certification requirements of many international agencies, including Underwriters Laboratories in the U.S., CSA International in Canada, and TUV Product Service for the European market. Our renewable energy products are designed to meet local safety requirements in each respective country in which products are sold. In addition, various products may be tested to Network Equipment-Building System requirements for the U.S. telecommunications market and to European Telecom Standard Institute requirements for the EU telecommunications market.

        We have manufacturing operations in the United States, China, Italy and Slovakia. All of our manufacturing facilities are ISO-certified. In addition to our own facilities, we utilize low-cost, outsourced contract manufacturing, including for all of our silicon-based products, in several locations around the world. Most of our contract manufacturers are located in Asia.

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

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Our 180-day backlog consists of purchase orders on-hand having delivery dates scheduled within the next six months. Our backlog may not necessarily be a reliable indicator of future revenue because our standard agreements with our customers provide that they can cancel or modify orders up to 60 days prior to delivery without penalty. In addition, a significant portion of our revenue is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Under a Vendor Managed Inventory ("VMI") program, we manufacture products for our customers based on their forecast. As a result, the booking and billing occur simultaneously upon use of the product, and therefore there is always a book-to-bill ratio of 1.0 for these programs. We may bring additional VMI programs on-line in the future, which would result in higher "turns" business, lower backlog, and higher finished goods inventory.

Competition

        In the renewable energy market, we compete with a number of companies, some of which are larger than Power-One, and have broader product portfolios and well-established distribution channels. Our competitors include SMA Solar Technology (Germany), Fronius International (Austria), KACO New Energy, Inc. (Germany), and Siemens (Germany), with new entrants into the market including General Electric (United States) and Delta (Taiwan). We compete on the basis of quality, reliability, technology, service, brand recognition, and on-time delivery. We believe that technological performance is the most important characteristic in gaining brand recognition and increasing market share and is the primary reason behind the significant growth in our revenue from the renewable energy market.

        The power conversion and power management industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they manufacture or sell. We believe that the principal bases of competition in our targeted markets are breadth of product line, technological advantages, stability and reputation of the provider, and cost. Our main competition includes companies located throughout the world, including Emerson Electric (US), Delta Electronics (Taiwan), LiteOn (Taiwan), General Electric (US), and Eltek Valere (Norway).

        We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are:

        Broad Product Line.    We offer a broad range of products in both SBUs ranging in power from 1 W to 2.5 MW. Our smaller products are no larger than a fingernail, while our larger DC power systems and renewable energy inverters can weigh over 3 tons. With millions of potential current and voltage configurations, our diverse product line offers our customers a one-stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network. In addition, we offer a broad product line for renewable energy, with products for both wind and solar.

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

        Our design centers are equipped to deliver innovative designs for the renewable energy and power conversion and power management markets. In addition to excellent engineering resources, we have equipped our laboratories with design and simulation software, advanced test equipment and product certification capabilities. Design activities are governed by marketing-defined product roadmaps and custom requirements. To satisfy technological advances we collaborate with leading universities. Our main technology areas of focus are: advanced circuit topologies, digital controls, innovative packaging and thermal management technologies, and cost competitive designs. Our products achieved the following performance differentiating features:

  •
  Renewable Energy:

  •
  High energy harvesting

  •
  High power conversion efficiencies

  •
  High-speed and multiple channel maximum power point tracking (MPPT)

  •
  Wide range of voltage inputs

  •
  Field-proven reliability and high availability

  •
  Power Conversion (AC/DC and DC/DC Board Mounted Power):

  •
  High power densities

  •
  High efficiencies

  •
  Digital controls

  •
  Rugged design for harsh environments

        Reputation for Quality and Reliability.    We have been in the power conversion and power management product industry since 1973. By establishing rigorous internal quality control programs, we believe that we have been able to provide our customers with products that are highly reliable.

        In the renewable energy industry, the inverter is seen as a single point of failure and the critical component in the PV array or the wind turbine. As a result, operators cannot afford to have their system fail due to product failure. Our inverter products have established a reputation for high reliability, with longer uptimes and longer mean-time between failures than many of our competitors, due in part to our modular design and other engineering factors. We believe this is a major factor in our market share growth in the inverter industry.

        In the communications infrastructure industry, we have established a strong customer base that includes many of the industry's largest manufacturers as a result of our focus on quality. Although power conversion products typically represent only 2% to 5% of the cost of an entire network, their failure can cripple the entire system in which they are installed. Consequently, we believe most customers are not willing to risk buying from an unproven supplier in an effort to cut costs in this area.

Intellectual Property Matters

        We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 139 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additionally, 95 U.S. and foreign patent applications are pending. We hold eight U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant. See "Risk Factors—We face, and might in the future face, intellectual property infringement claims by competitors and actions by foreign governments that could adversely affect our intellectual property rights, which in turn could adversely affect our sales" under Part I, Item 1A of this Annual Report on Form 10-K.

Employees

        At January 1, 2012, we employed 3,263 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	2,279
Research and development	555
General and administrative	188
Sales and marketing	241

Total	3,263

        In certain foreign locations, our employees operate under labor unions or work counsels. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Financial information about geographic areas

        For financial information about geographic areas, including revenue and long-lived assets, Note 15 of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

Company Website, Corporate Governance Website and Access to Company Filings

        We post all of our periodic reports on Form 10-K and 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to the Securities Exchange Act of 1934 on our Internet website at www.power-one.com as soon as reasonably practicable after we file or furnish the reports with the Securities and Exchange Commission. Access to these reports is free of charge. In addition, we maintain a Corporate Governance section on our website to provide the investor community with easy access to relevant information about our corporate governance. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Richard J. Thompson	62	President and Chief Executive Officer
Gary R. Larsen	48	Senior Vice President, Finance, and Chief Financial Officer
Alexander Levran	61	President, Renewable Energy Solutions
Neil Dial	60	Senior Vice President, Operations
Steve Hogge	54	President, Power Solutions
Tina D. McKnight	54	Secretary and General Counsel

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

Gary R. Larsen. Mr. Larsen joined Power-One in August 2010 as our Senior Vice President, Finance and Chief Financial Officer. Before joining us, Mr. Larsen served as the CFO of AuthenTec, Inc., a provider of security identity management and touch control solutions since December 2006. Prior to joining AuthenTec, Mr. Larsen served as the CFO of Artesyn Technologies, Inc., a global power conversion and embedded systems manufacturer from May 2005 until November 2006, and as Artesyn's Controller from May 1999 until April 2005. Mr. Larsen also has held various financial positions with W.R. Grace & Co., from April 1988 until April 1999, and was with KPMG Peat Marwick LLP prior to joining W.R. Grace. Mr. Larsen holds a BS in Finance and Accounting from State University of New York at Buffalo and an M.B.A from New York University.

Alexander Levran. Dr. Levran, who joined Power-One in January 2007 as Chief Technology Officer, became the President of the Renewable Energy Solutions SBU in April 2010. Dr. Levran previously served as Executive Vice President and Chief Technology Officer of Magnetek, Inc. from July 1993 to December 2006. Dr. Levran received his B.S.E.E., and M.S.E.E. from Technion-Israel Institute of Technology, Haifa, Israel. He received his Ph.D. in Electrical Engineering from Polytechnic Institute of NY. Dr. Levran is a Director of the Power Sources Manufacturers Association, and is active in other industry associations and standards bodies. Dr. Levran holds a number of U.S. and foreign patents in the field of power conversion and electronics.

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

Steve Hogge. Mr. Hogge joined the Company in July 2010 as President of the Power Solutions SBU. Prior to joining the Company, Mr. Hogge held several senior management positions at Cooper Industries from 1998 to June 2010 including serving as Vice President and General Manager for Cooper Bussmann's Electronics and Transportation business units, and as Managing Director of Bussmann's Asia Pacific operations. Prior to Cooper, Mr. Hogge also held senior management positions at Bourns Inc. and Raychem Corporation. Mr. Hogge holds an MBA from New York University's Stern School of Business and a B.S. in Electrical Engineering from the U.S. Naval Academy, Annapolis MD.

Tina D. McKnight. Ms. McKnight joined Power-One in December 2008 as Secretary and General Counsel. Before joining Power-One, Ms. McKnight served as Senior Vice President and General Counsel of BCBG Max Azria Group, an international retailer, from December 2007 to November 2008. Prior to that she served as General Counsel and Secretary of Magnetek, Inc., a global power supplies and renewable energy business, from September 2000 to December 2006. Ms. McKnight has also held in-house legal positions with Natrol, Inc. and Great Western Financial Corporation and was an attorney in the Los Angeles office of Brobeck, Phleger and Harrison after graduating from law school. Ms. McKnight earned her J.D. from the University of Southern California's Gould School of Law and her B.A. from the University of California, Los Angeles.

        Our officers serve at the discretion of the Board.

ITEM 1A—RISK FACTORS

        We are a worldwide organization and leading designer and manufacturer of inverters for the renewable energy industry. We make hundreds of high-quality brand name AC/DC and DC/DC power supplies, converters, and power management products for the servers, storage, and networking, network power systems and industrial markets. We sell our products to OEMs, distributors, EPC firms, and service providers who value quality, reliability, technology and service. We have established a broad and global customer base.

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

Uncertain economic conditions, particularly in Europe, may adversely affect overall demand and profitability levels.

        Currently, Europe is facing a debt crisis that could lead the entire region into an economic slowdown that would adversely affect our results of operations and financial condition. The possibility that one or more of the euro zone members could leave the Economic and Monetary Union (EMU or euro zone), or that the currency union could break apart, could raise legal, practical and procedural issues between the Company and its European customer base. The continuation or deterioration of current global market conditions, including the current economic instability and uncertainty in Europe, could be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or additional downward pricing pressure on, our products, and could adversely impact our collection of receivables and our overall European operations. As capital and credit markets continue to experience volatility, the limited availability of funds continues to adversely affect the European markets where over half of our revenues are generated. The ability of our customers to access the capital and credit markets may be limited by these or other factors, which could have an impact on our ability to maintain or increase our current revenue levels.

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

        A majority of our sales in the past year have been to companies in the renewable energy industry. We expect our sales to renewable energy companies to continue to be significant in the future, and also have customers in other industries, including the server/storage, network power systems, communications, medical, and defense and transportation industries, among others. All of these industries are highly cyclical and may experience downturns. These industries also experience volatility, and future volatility as well as downturns in any of these industries, or any failure of these industries to recover from downturns, could materially harm our business and profitability. Likewise, if we have difficulty managing growth in this business, it could materially and adversely affect us. In addition, our business and financial position may be adversely affected by current and future economic conditions that cause a decline in business and consumer spending in the markets served by our or our customer's products.

Significant feed-in tariff and subsidy reductions could impact revenue and results of operations in the renewable energy markets.

        Feed-in tariffs have been a significant driver in the growth of the solar industry, with countries throughout the world providing incentives to spur adoption of renewable energy. While many countries have adopted feed-in tariffs, subsidies, or other incentives, some are beginning to re-evaluate the level of incentives they wish to provide. Examples of government-sponsored financial incentives aimed at promoting the use of solar power in both on-grid and off-grid applications and reducing dependency on other forms of energy include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end-users, distributors, system integrators and manufacturers of solar power products. However, political changes in a particular country could result in significant reductions or eliminations of subsidies or economic incentives, and the effects of the recent global financial crisis may affect the fiscal ability of governments to offer certain types of incentives, such as tax credits. A number of countries, including Germany, Italy and the United Kingdom, have adopted reductions to their feed-in tariffs, and Spain recently announced a temporary suspension of all subsidies for new renewable energy projects. As we do significant business in these regions, the proposed reductions could negatively affect the results of our operations. Feed-in tariff reductions and suspensions could result in a significant decline in demand and price levels for renewable energy products, which could have a material adverse effect on our business, financial condition and results of operations.

Failure to anticipate trends in the product offering of renewable energy and power conversion products that our customers will demand may adversely affect our business.

        During 2007 and 2008, we entered the solar and wind markets, which are fast-growing markets still in their infancy, and the trends within the industry are not yet well established. Failure to forecast trends within the industry may negatively impact us if we are not able to fulfill our customers' needs. In order to focus on customer needs and to better align our strategy to meet those needs, we continue to invest in the expansion of our sales and services in Europe, North America and Asia. There can, however, be no assurance that such investments will result in increased revenue or allow us to better address trends within the industry. In addition, because our power business has many customers in the communications infrastructure industry, the factors and economic trends that affect those companies also affect our power business. The communications infrastructure industry has experienced rapid change in recent years. To respond to the needs of our customers in that industry, we must continuously develop new and more advanced products at lower prices. We have made, and will continue to make, significant investments in next generation technologies, but there can be no assurance that the resulting products will be successful or that we will recoup our R&Ds costs through increased sales.

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

        Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, which could result in a decrease in our net sales and a loss of market share to our competitors. Historically, we have had write-offs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written off, and this in turn could reduce our profitability.

We may fail to capture customers in the new markets that we are pursuing.

        We are pursuing customers in new markets, most notably for our digital power management products, renewable energy, and in the server/storage industry. While we have secured design wins and order commitments from significant customers in these industries in the past, no guarantee exists that these design wins and order commitments will turn into revenue in the quantity or timeframe projected. We have made investments in our infrastructure, increased our operating costs and forgone other business opportunities in order to service these new and potentially significant customers. Failure of these design wins to translate into revenue in the quantities or timeline projected could have a materially adverse impact on our revenue, operating results and financial stability. In addition, we are pursuing new geographic markets in our Renewable Energy Solutions SBU. The inability to capture new customers in the high-growth geographic markets could have a material adverse effect on our business, financial condition or results of operations.

Businesses and consumers might not adopt renewable energy solutions as a means for obtaining their electricity and power needs.

        On-site distributed power generation solutions, such as PV and wind turbine systems, which utilize our products, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For the renewable energy industry to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less traditional means of purchasing electricity. Businesses and consumers may not choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

  •
  market acceptance of PV and wind turbine systems that incorporate our products;

  •
  the cost competitiveness of these systems;

  •
  regulatory requirements; and

  •
  the emergence of newer, more competitive technologies and products.

        If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the costs incurred to develop these products.

Cancellations, reductions or delays in purchases could cause our quarterly results to fluctuate.

        We do not obtain long-term purchase orders or commitments from our customers, and therefore customers may generally cancel, reduce or postpone orders without penalty, prior to a 60-day delivery window. Cancellations, reductions and delays in orders could reduce our net sales and profitability. Our expense levels are based, in part, on expected future revenues and are relatively fixed once set. Our expectations for net sales beyond 90 days are based partially on our own estimates of future demand and partially on customer orders. However, we are limited in our ability to reduce expenses quickly if, for any reason, net sales do not meet our expectations in a particular period. Therefore, fluctuations in net sales, particularly if customers cancel, postpone or delay orders, may adversely impact our operating results.

        Fluctuations in customer needs may also affect our mix of products sold and our volume of products ordered, which in turn would affect our gross margin and operating results. In addition, high-volume orders, if cancelled, may increase the risk of inventory obsolescence and asset write-offs due to excess capacity.

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

        Historically, a few customers accounted for a material portion of our net sales each year. For 2011, 2010 and 2009, our consolidated top five customers accounted for approximately 22%, 20% and 24% of our consolidated net sales, respectively. For 2011, 2010 and 2009, our top five Renewable Energy Solutions customers accounted for approximately 27%, 27% and 36% of our Renewable Energy net sales, respectively. For 2011, 2010 and 2009, our top five Power Solutions customers accounted for approximately 44%, 40% and 34% of our Power Solutions net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failure, or if the purchased product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

We may experience manufacturing and supply chain problems that can cause an inability to deliver product on time.

        We have experienced difficulties in aligning demand forecast with factory loading, materials procurement, and manpower utilization, such that certain delivery commitments have been missed, delayed, or rescheduled. Also, we may fail to adequately respond to unplanned increases in customer demand due to capacity constraints and material shortages on longer lead-time components. We have initiated actions that we believe will limit our exposure to these problems, but dynamic business conditions in many of our markets may challenge these solutions and these or similar issues may recur in the future.

        We manufacture products at various facilities around the world. Any disruption of operations at those facilities, including through natural disaster, terrorist attack, labor strike or work stoppage, or other events that may be outside of our control, could seriously impact our business and profitability; however, we have established manufacturing operations on three continents, (Asia, Europe and North America) and are positioned to quickly transfer orders to an unaffected facility if necessary.

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

        We also transfer the production of certain products between our internal factories as well as between our contract manufacturers, and are ramping production levels in our new factories in North America and China. These product transfers and factory establishment efforts may cause delays in the production and shipment of certain products. Furthermore, due to the amount of time often required to qualify manufacturers, assemblers and testers, both on our part and by some of our customers, we could experience delays in the shipment of our products to customers and distributors if we are forced to find alternative third parties to manufacture, assemble or test products. These delays could adversely affect our business and profitability.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

        Consistent with customary practice in our industry, we warrant our products to be free from defects in material and workmanship under normal use and service. We generally provide a five to ten year warranty on our Renewable Energy products and two year warranty on our Power Solutions products. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Although we conduct accelerated testing on our products, the renewable energy inverters cannot be tested in an environment simulating the full warranty period. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline and in turn adversely impact our financial results from operations.

Our inventory levels may be too high or too low.

        During periods of growth and high demand for our products, we may not have adequate supplies of inventory on hand to satisfy our customers' needs. Furthermore, during these periods of growth, our suppliers may also experience high demand and therefore may not have adequate levels of the components and other materials that we require to build products so that we can meet our customers' needs. As a result, it may take us longer to procure components than our customers are willing to accept, and we therefore may lose sales. This could negatively affect our profitability.

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

        We generate a significant percentage of our revenue internationally through sales offices located throughout Europe and Asia, and many of our operations are located outside of the United States. For example, manufacturing is performed in our own facilities in China, Italy, and Slovakia, and at contract manufacturers in Asia and Canada. We expect to continue to build, acquire or move operations to lower cost locations, and there are inherent risks from operating overseas that may impact our business. For example, we face risks that the countries in which we conduct business, or in which we have customers, suppliers, or contract manufacturers could:

  •
  experience financial, economic or political instability;

  •
  adopt laws that make the enforcement of our contractual or other legal rights and remedies difficult or uncertain;

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

        In addition, because of our international operations, we face additional risks such as:

  •
  currency exchange risk, since we increasingly receive payments and purchase components in foreign currencies, and we have historically not engaged in foreign currency hedging activities;

  •
  compliance with laws and regulations in various regions in which we operate;

  •
  reliance on overseas contract manufacturers that may not be able to manufacture and deliver products in the quantity, quality and timeline required;

  •
  greater difficulty and longer delays in collecting accounts receivable from international customers;

  •
  increased challenges to management associated with overseeing operations that are geographically dispersed across Europe and Asia, particularly in countries where we have not historically done business and where we therefore may not be familiar with laws, regulations and business practices; and

  •
  increased risk of shipping disruptions particularly in foreign countries experiencing political instability.

Compliance with government regulations may restrict our operations and ability to enter new geographic markets.

        We are subject to local laws and regulations in various regions in which we operate, including for example the United States, the EU and China. Several countries where we sell our products or intend to sell our products have developed certain product certification standards. In order for us to sell our products covered by the certification requirement into those countries, our products must first earn the applicable certification. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets.

        In addition, we face risks in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive ("RoHS"), Waste Electrical and Electronic Equipment Directive ("WEEE"), and Regulation No 1907/2006 on the Registration, Evaluation, Authorization of Chemicals ("REACH") that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives; however the authorities have the ability to review and challenge our compliance which could result in additional costs.

        We also face risks that our products may not be compliant with future directives or product certification standards which may result in reduced sales and also in additional excess and obsolete inventory risk related to non-compliant inventory. Costs of compliance with product certification, environmental, health and safety laws may have a material adverse impact on our net sales and operating results.

Our success depends on our ability to retain our senior management and to attract and retain key personnel.

        Turnover in key management positions could temporarily harm our financial performance and results of operations. In addition, if we lose certain members of our senior management, our operations may be disrupted and our operating results could be adversely affected. In addition, our capacity to develop and implement new technologies depends on our ability to employ personnel with highly technical skills. Competition for such qualified technical personnel in our industry is intense due to the relatively limited number of power supply engineers worldwide, and we believe that this supply will remain constrained because of the limited number of engineering students concentrating on power conversion. If we cannot attract and retain key technical personnel, our technical expertise may suffer, and our operating results could be adversely affected. In addition, it could be difficult, time consuming and expensive to replace any key management member or other critical personnel and no guarantee exists that we will be able to recruit suitable replacements or assimilate new key management personnel into our organization to achieve our operating objectives.

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

        We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those tax jurisdictions. Due to the combined impact of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our operating results and financial position. In addition, we have accumulated significant NOLs in the U.S. which are subject to section 382 of the Internal

Revenue Code. Limitation of our NOLs under section 382 could have a material adverse impact on our future operating and financial results.

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

        We may continue to pursue acquisitions and disposals of businesses, products and technologies, or enter into joint ventures and equity investment arrangements that could complement or otherwise enhance our business. The negotiation of potential acquisitions, divestitures, joint ventures or investments as well as the integration of an acquired business, product or technology could require us to incur significant costs and divert management's time and resources. Further, if a transaction does not occur, those economic and opportunity costs cannot be recouped. Future transactions by us could result in the following consequences:

  •
  dilutive issuances of equity securities;

  •
  incurrence of debt and contingent liabilities;

  •
  impairment of tangible and intangible assets;

  •
  R&D write-offs; and

  •
  other acquisition-related expenses.

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

        We rely upon a combination of patents, trademarks, contractual provisions and trade secret laws to protect our proprietary rights in certain of our products. We have from time to time received, and may in the future receive, communications from third parties asserting patent or other intellectual property rights that are alleged to cover our products, some of which in the past have resulted in litigation. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. We have in the past initiated lawsuits against companies whom we believe are violating our intellectual property and we may bring such lawsuits in the future, further increasing our costs. If we do not prevail in any such litigation, our business may be adversely affected.

        In addition, our industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of intellectual property rights or positions, which have, on occasion, resulted in significant and often protracted and expensive litigation. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. We cannot assure that intellectual property claims will not be made against us in the future, that we will not be prohibited from using our technologies subject to any such claims or that we will not be required to obtain licenses and make corresponding royalty payments. In addition, the necessary management attention diverted to litigation, along with the associated legal costs, could have a significant adverse effect on operating results. In addition, competitors (either individually, or via alliance-type arrangements) may release infringing product(s) prior to or after any court ruling or other judicial action which upholds or supports our intellectual property rights, with the goal of securing market share with competing products. Significant costs associated with litigation, slower-than-expected adoption rates of our new products, and competitor introductions of competing products could, individually or in combination, have a material adverse impact on our operating results.

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

        We are involved, from time to time, in litigation incidental to our business, including, but not limited to litigation related to product liability, patent infringement, contracts, employment and labor issues. Such litigation could result in substantial costs and could divert management's attention and resources which could harm our business. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. Risks associated with legal liability are often difficult to assess or quantify, and their existence and magnitude can remain unknown for significant periods of time. In cases where we record an estimated liability, the amount of our estimates could be wrong. As a result, the actual outcome of pending or future litigation could have a material adverse effect on our results of operations or financial condition.

Certain provisions in our charter documents and Delaware law may hinder or prevent a change in control of our company.

        Certain provisions of our Certificate of Incorporation and Bylaws could make it difficult for a third party to obtain control of the Company. For example, stockholders must timely inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. In addition, only our directors have the ability to call a special meeting of our stockholders, and our Certificate of Incorporation requires approval of the holders of at least 75% of our voting stock, together with the approval of the holders of the majority of our voting stock (exclusive of stock held by holders of 5% or more of our stock), to amend certain provisions. Subject to the rules of the NASDAQ Stock Market, our Board of Directors may also be able to issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we may issue in the future. Finally, our Certificate of Incorporation contains certain provisions which restrict any person from buying our stock if the transfer would result in a stockholder, or "group" of stockholders under federal tax law, owning 5% or more of our outstanding stock. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Employees	Primary Activity
Camarillo, California	98,000	108	Administration, Warehousing, Marketing and Sales
Phoenix, Arizona	100,000	128	Administration and Manufacturing
Dubnica Nad Vahom, Slovakia	245,000	717	Administration, Manufacturing and Systems Integration, Warehousing, R&D
Valdarno, Italy	197,000	565	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales for the Renewable Energy Solutions SBU
Gongming, China	424,000	1,321	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales

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

ITEM 3—LEGAL PROCEEDINGS

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or POL converters used in IBA power supply systems. On December 21, 2010, the jury returned a verdict in favor of SynQor, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are U.S. patents and the decision covers only the sales or uses of infringing products in the U.S. On August 17, 2011, final judgment in the amount of approximately $27.0 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million.

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the court denied the motion.

        Currently all of the asserted claims of the '190 and '021 patent (upon which most of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). Final office actions rejecting the asserted claims of the '702 and '083 patents have been issued.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc, et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above-described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One after December 21, 2010, the date of the jury verdict, were sold outside the U.S. and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Including interest, supplemental damages, and other items, the Company believes that its maximum exposure related to this matter is $30.0 million. The Company has accrued $23.1 million representing what it believes to be probable and reasonably estimable damages and costs in the event of an unsuccessful appeal.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

ITEM 4—MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the NASDAQ Global Select Market and is traded under the symbol "PWER." The following table sets forth, for the quarterly periods indicated, the range of high and low closing sale prices for our common stock.

	Year Ended
	January 1, 2012		January 2, 2011
	High	Low	High	Low
First Quarter	11.79	7.27	4.51	3.10
Second Quarter	9.07	7.24	8.80	4.08
Third Quarter	7.97	4.50	12.78	7.61
Fourth Quarter	5.58	3.77	11.14	8.65

        As of February 7, 2012, there were 29,870 holders of record of our common stock.

        In September 2010, the Company announced that it had received authorization from its Board of Directors to purchase up to 10 million shares of its outstanding common stock in open-market transactions. At January 1, 2012, 6.4 million shares remain available for purchase in accordance with this authorization. This authorization expires on September 21, 2012.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Existing and future debt, credit and similar agreements may limit or restrict our ability to pay dividends or repurchase our outstanding common stock.

Performance Graph

        The following performance graph compares the yearly percentage change in the Company's cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. ("RDG") Technology Composite Index for each period from December 31, 2006 through December 31, 2011, and the MAC Global Solar Energy Index for each period from December 31, 2008 through December 31, 2011. The comparison is based on the investment of $100 in each stock and in the identified Russell, RDG and NASDAQ indexes on December 31, 2006 and in the MAC Global Solar Energy Index on December 31, 2008 (the earliest year-end date possible for investment in the MAC Global Solar Energy Index), and includes the reinvestment of dividends. The total return is measured by dividing the difference between the common stock or index price at the end and the beginning of the applicable measurement period by the common stock or index price at the beginning of the applicable measurement period.

        The Company believes that the peer-group of indices selected for inclusion in the graph is representative for comparison purposes. The Russell 3000 Index is a major index that is used by third party corporate governance raters for evaluating the Company's corporate governance performance. The RDG Index used in previous years has been replaced with the MAC Global Solar Energy Index for comparison purposes. The MAC Global Solar Energy Index was chosen because the Company believes this index contains companies that are more closely aligned with the product markets and industries most comparable to the Company's products and target markets. Despite its being replaced by the MAC Global Solar Energy Index as the Company's chosen peer index, the RDG Index is included in the following performance graph to satisfy the requirements of Item 201(e) of Regulation S-K.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$100 invested on 12/31/06* and 12/31/08** in stock or index—including reinvestment of dividends.
Fiscal year ended December 31,

Year Ended December 31,	2006	2007	2008	2009	2010	2011
Power-One, Inc*.	100.00	54.81	16.35	59.75	140.11	53.71
NASDAQ Composite*	100.00	109.81	65.29	93.95	109.84	107.86
Russell 2000*	100.00	98.43	65.18	82.89	105.14	100.75
Russell 3000*	100.00	105.14	65.92	84.60	98.92	99.93
RDG Technology Composite*	100.00	115.01	65.30	105.06	118.52	118.29
MAC Global Solar Energy Index**	—	—	100.00	122.38	87.97	31.10

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended January 1, 2012, January 2, 2011, January 3, 2010, December 28, 2008 and December 30, 2007. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of Financial Condition and Operating Results" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	January 1, 2012(5)	January 2, 2011(4)	January 3, 2010(3)	December 28, 2008(2)	December 30, 2007(1)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,016.7	$1,047.1	$431.6	$537.5	$511.6
Cost of goods sold	704.0	644.0	335.3	426.9	406.5

Gross profit	312.7	403.1	96.3	110.6	105.1
Selling, general and administrative	88.5	74.6	57.7	75.1	76.0
Engineering and quality assurance	48.1	36.4	30.3	45.5	48.9
Amortization of intangible assets	1.8	1.5	1.6	2.4	4.4
Litigation	1.3	22.1	—	—	—
Restructuring and asset impairment costs	—	3.9	8.0	—	4.3
Goodwill impairment	—	—	57.0	—	—

Total expenses	139.7	138.5	154.6	123.0	133.6

Income (loss) from operations	173.0	264.6	(58.3)	(12.4)	(28.5)
Interest income	2.0	0.3	0.2	0.7	1.2
Interest expense	(5.5)	(6.7)	(8.7)	(10.0)	(7.9)
Liquidation of subsidiary	18.4	—	—	—	—
Gain (loss) on extinguishment of debt	—	(5.7)	8.6	3.9	—
Other income (expense), net	7.7	(2.3)	1.2	(2.6)	1.2

Income (loss) before provision (benefit) for income taxes	195.6	250.2	(57.0)	(20.4)	(34.0)
Provision (benefit) for income taxes	59.9	103.6	6.9	(0.2)	2.4

Income (loss) before equity in earnings of joint venture	135.7	146.6	(63.9)	(20.2)	(36.4)
Equity in earnings of joint venture, net of tax	0.6	1.2	0.6	2.7	—

Net income (loss)	$136.3	$147.8	$(63.3)	$(17.5)	$(36.4)

Preferred stock dividend and accretion	3.0	3.4	2.2	—	—

Net income (loss) attributable to common stockholders	$133.3	$144.4	$(65.5)	$(17.5)	$(36.4)

Basic income (loss) per common share	$1.08	$1.30	$(0.74)	$(0.20)	$(0.42)
Diluted income (loss) per common share	$0.88	$0.96	$(0.74)	$(0.20)	$(0.42)
Basic weighted average shares outstanding	106.4	95.7	88.1	87.6	87.1
Diluted weighted average shares outstanding	138.5	141.9	88.1	87.6	87.1
SELECTED OPERATING DATA:
Gross profit margin	30.8%	38.5%	22.3%	20.6%	20.5%
Depreciation and amortization	$18.7	$15.4	$17.1	$18.9	$20.6
Capital expenditures	42.2	27.6	6.7	8.8	8.4
Cash flows provided by (used in):
Operating activities	$38.5	$209.9	$55.0	$(22.3)	$2.6
Investing activities	(42.6)	(29.9)	(6.6)	(1.2)	(1.7)
Financing activities	(11.5)	(42.9)	10.6	22.8	(8.4)
BALANCE SHEET DATA:
Working capital	$377.5	$287.6	$160.1	$128.6	$121.8
Total assets	743.5	761.8	371.3	429.0	431.6
Total long-term debt(6)	—	36.0	79.4	70.9	52.9
Total debt(7)	—	36.0	79.9	97.8	74.7
Total stockholders' equity	440.6	282.0	122.6	184.2	199.4

(1)
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

(2)
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

(3)
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

(4)
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

During fiscal 2010, we recorded a litigation charge of $22.1 million related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K.

(5)
During the year ended January 1, 2012, we recorded a cash dividend of $1.0 million from the joint venture located in China, representing a return on investment. Approximately $0.6 million related to our share in the earnings of the joint venture was recorded in "Equity in earnings of joint venture" in the consolidated statements of operations.

We also converted $36.0 million of long term debt into 36,375 shares of Series C Junior Preferred Stock pursuant to the terms of the Securities Purchase Agreement entered into on April 23, 2009 with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. As a result of our notice of automatic conversion to Silver Lake Sumeru, the registered holder of the outstanding Series A Convertible Preferred Stock, all 23,625 shares of preferred stock were converted into 17,500,000 shares of the Company's common stock.

During the year ended January 1, 2012, we recorded a gain on liquidation of subsidiary of $18.4 million from the cumulative translation adjustment balance in connection with the liquidation of several of our European subsidiaries. The cumulative foreign currency gain related to the subsidiaries was released out of accumulated other comprehensive income and recorded in our consolidated statements of operations.

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

        Our strategy is to gain market share by entering new markets and by providing our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse solar needs. These new product offerings range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in the testing phase. In addition, we are adding software management capabilities to our inverter offerings in order to allow customers the ability to remotely monitor and control individual PV plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting our medical, rail and industrial equipment customers.

        As part of our Renewable Energy Solutions operational strategy, we have entered into the North American and Asia Pacific markets and have established new factories in North America and China, as well as product development laboratories, and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marketing, R&D and our global service team as we believe these are key drivers of our business. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain.

        Lastly, we are continuing to drive profitability and improve our cash flows by refining our manufacturing operations thereby reducing our costs to manufacture products and increasing production levels at our new facilities in North America and China.

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy marketplace that includes both photovoltaic/solar and wind applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, more harvested power, increased uptime and reliability, ease of installation, and monitoring software. We sell our renewable energy products to distributors/installers, EPCs and OEMs. We are engaged in the design and production of inverters for renewable energy products that convert PV/solar or wind energy into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for both the solar and wind markets. These products scale in size from 300 Ws up to 2.5 MW. Our product offering also provides our customers with greater control and monitoring of their renewable energy assets using a SaaS platform.

        Power Solutions:    Our power conversion and power management solutions are used in computer servers, data storage, networking, telecommunications and industrial applications. We sell our power conversion products to OEMs, distributors, and service providers. We are engaged in the design and production of the following power conversion products:

  •
  AC/DC power supplies that convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply, and we provide a broad range of solutions that power a wide variety of OEM equipment.

  •
  DC power systems that are used by communications and Internet service providers to power their equipment, and are used as backup power for large communications infrastructure equipment.

  •
  DC/DC converters that modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment. Our DC/DC converters include high-density and low-density "brick" converters that are generally used to control power on communications printed circuit boards and also include POL converters that power devices within a IBA as well as in other applications.

  •
  Additional products that include digital control products for motors and a variety of other application-specific specialty power products.

Critical Accounting Policies

        Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, restructuring costs, goodwill impairment, impairment costs, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, business combinations and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates. Other accounting policies are described in Note 2 of Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

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

        We generally recognize revenue at the time of shipment (or at the time of inventory consumption for customers on Vendor Managed Inventory ("VMI") programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer to the customer once the product leaves our warehouse. For shipments in which title transfers at a later date, revenue recognition is delayed. Revenue is only recognized when collectability is reasonably assured. Shipping and handling costs are included in cost of goods sold. We may charge shipping and handling costs to customers, which are included in revenue.

        We offer our distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. Under our standard agreement, payment is due within 30 days of shipment of the product to a distributor. The distributor has a right to return only if we discontinue a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with ASC 605-15 "Revenue Recognition-Products." Finally, we may give price discounts to a distributor at the time a purchase order is received from the distributor for product that it will sell to a specific customer. The price discount is available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

        We recognize revenue in accordance with the standards set forth in ASC 605-25. The standard sets the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party objective evidence ("TPOE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE or TPOE is available. We offer remote monitoring services and related hardware to monitor the performance of its inverters, and recognize the related revenue as earned. The adoption of ASU 2009-13 for the fiscal year ending on January 1, 2012 did not materially impact our consolidated statement of operations.

        We have a joint venture in China which, along with certain of our contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. We record revenue on sales to the joint venture and contract manufacturers only when the components and goods are for sales to third parties. When the joint venture or contract manufacturers purchase components that will be assembled and sold back to us, no revenue is recorded because the earnings process has not been completed.

        Warranties—The Company generally offers its customers a two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers five and ten year warranty on its renewable energy products and also offers customers extended warranty contracts with terms between five and ten years after the base warranty period expires. The Company accounts for such warranty contracts in accordance with ASC 605-20-25, "Revenue Recognition." Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual warranty repair costs are charged against the reserve balance as incurred.

        Impairment of Long-Lived Assets and Goodwill—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360 "Property, Plant, and Equipment." We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

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

        We test goodwill for impairment on an annual basis at the end of each August fiscal month. As a result of the continued decrease in our market capitalization during the first fiscal quarter of 2009, we tested our goodwill for impairment and determined that goodwill was impaired. As our carrying value exceeded our estimated fair value as of March 29, 2009, we applied the approach prescribed in ASC 350-20 for determining the impairment amount. As a result of the interim test, a goodwill impairment charge of $57.0 million was recorded in our consolidated statements of operations for the fiscal year ended January 3, 2010.

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

        Recent Pronouncements and Accounting Changes—See Note 2—"Recent Pronouncements and Accounting Changes" of Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations

        Our fiscal year ends on the Sunday closest to December 31. The fiscal years ended January 1, 2012 (fiscal 2011) and January 2, 2011 (fiscal 2010) represent 52-week years. The fiscal year ended January 3, 2010 (fiscal 2009) represents a 53-week year. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.2	61.5	77.7

Gross profit	30.8	38.5	22.3
Selling, general and administrative	8.7	7.1	13.4
Engineering and quality assurance	4.7	3.5	7.0
Amortization of intangibles	0.2	0.1	0.4
Restructuring and asset impairment costs	—	0.4	1.9
Goodwill impairment	—	—	13.2
Litigation	0.2	2.1	—

Income (loss) from operations	17.0	25.3	(13.6)
Interest income	0.2	—	0.1
Interest expense	(0.5)	(0.6)	(2.0)
Other income (expense), net	2.5	(0.8)	2.3

Income (loss) before provision for income taxes	19.2	23.9	(13.2)
Provision for income taxes	5.9	9.9	1.6

Income (loss) before equity in earnings of joint venture	13.3	14.0	(14.8)
Equity in earnings of joint venture, net of tax	0.1	0.1	0.1

Net Income (loss)	13.4	14.1	(14.7)

Preferred stock dividend and accretion	0.3	0.3	0.5

Net Income (loss) attributable to common stockholders	13.1%	13.8%	(15.2)%

Comparison of Fiscal Year Ended January 1, 2012 with Fiscal Year Ended January 2, 2011

        During fiscal 2011, revenue remained relatively flat compared to fiscal 2010 despite macroeconomic pressures, specifically in the European market. The European market was affected by reductions in local government feed-in-tariffs and government subsidies which negatively influenced customer demand for our renewable energy products. In addition, competitive pricing pressures negatively impacted the revenue and profitability of our Renewable Energy SBU.

        Net Sales.    Net sales decreased $30 million, or 3%, to $1,017 million for the fiscal year ended January 1, 2012 from $1,047 million for the fiscal year ended January 2, 2011. Demand for our renewable energy products increased as we continued to penetrate Europe and expand into North America, Asia and Australia. During fiscal 2011, we shipped 2.9 GW versus 2.6 GW sold during 2010. The increased volume was offset by price declines as excess inventories and capacity in the inverter market increased competitive pressures. Feed-in-tariffs and other related government legislation will continue to drive the revenue levels of the renewable energy solutions business unit as we continue our expansion into high-growth markets such as India and North America. Power revenue declined as macroeconomic pressures impacted our customer demand levels in the second half of 2011.

        Net sales by business segment were as follows, in millions:

	Year Ended January 1, 2012		Year Ended January 2, 2011
Renewable Energy Solutions	$697.3	69%	$715.4	68%
Power Solutions	319.4	31%	331.7	32%

Total	$1,016.7	100%	$1,047.1	100%

        Net sales by customer category were as follows, in millions:

	Year Ended January 1, 2012		Year Ended January 2, 2011
Distributors	$447.3	44%	$495.9	47%
OEMs	378.4	37%	307.8	29%
EPCs	186.9	18%	236.1	23%
Service providers	4.1	1%	7.3	1%

Total	$1,016.7	100%	$1,047.1	100%

        No customer accounted for more than 10% of our sales during either of the fiscal years ended January 1, 2012 or January 2, 2011.

        We have defined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for the fiscal years 2011 and 2010 by end-markets were as follows:

	Year Ended
	January 1, 2012	January 2, 2011
Renewable Energy	69%	68%
Servers, Storage and Networking	15%	14%
Industrial Equipment	11%	12%
Network Power Systems	5%	6%

Total	100%	100%

  Gross Profit.

	Year Ended
	January 1, 2012	January 2, 2011
Gross profit, in millions	$312.7	$403.1
Gross margin	30.8%	38.5%

        Gross profit for fiscal 2011 decreased by $90.4 million to $312.7 million from a gross profit of $403.1 million for fiscal 2010. As a percentage of net sales, gross margin decreased to 30.8% for fiscal 2011 from a gross margin of 38.5% for fiscal 2010. Gross margin for the fiscal year ended January 1, 2012 was negatively impacted by macroeconomic and industry specific pressures in the European market. These included an aggressive pricing environment for PV inverters as compared to 2010. Gross margin was also negatively impacted by increased factory overhead including start-up costs associated with our new Renewable Energy factories in North America and China, increased costs related to the establishment of our Renewable Energy service organization, offset partially by reductions in material costs.

        Selling, General and Administrative.    Selling, general and administrative expense increased $13.9 million, or 19%, to $88.5 million for fiscal 2011 from $74.6 million for fiscal 2010. As a percentage of net sales, selling, general and administrative expense increased to 9% for fiscal 2011 from 7% for fiscal 2010. The increase in selling and general administrative expense for fiscal 2011 was primarily related to our investment in the expansion of the Renewable Energy SBU into North America and Asia including sales and marketing teams as well as incremental administrative costs to support the new markets. In addition, selling expense increased as a result of increased advertising and trade shows in order to support our initiatives to grow market share and revenue.

        Research and Development.    R&D expense increased $11.7 million, or 32% to $48.1 million for fiscal 2011 from $36.4 million for fiscal 2010. As a percentage of net sales, R&D expense increased to 5% for fiscal 2011 from 4% for fiscal 2010. The increase in R&D spending was primarily due to our investment in new product introductions and expansion of R&D efforts during 2011 as compared with 2010.

        Amortization of Intangibles.    Amortization of intangible assets increased by $0.3 million to $1.8 million for fiscal 2011 compared to $1.5 million for fiscal 2010 as a result of intangible assets acquired upon the acquisition of two renewable energy software firms in order to provide increased value and support to our inverter customers.

        Restructuring Costs and Asset impairment.    No restructuring or asset impairment charges were recorded during fiscal 2011. During fiscal 2010, we recorded pre-tax restructuring and asset impairment charges of $3.9 million. These charges were recorded in accordance with ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable.

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

        During fiscal 2010, we recorded approximately $3.4 million for facility closure costs related to continuing lease obligations and other costs to close and vacate our Dominican Republic facility. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of our facilities. In connection with the facility closure, we also recorded $2.7 million of inventory charges and $0.8 million of accelerated depreciation to cost of goods sold in the consolidated statement of operations for fiscal 2010.

        Litigation Charges.    During fiscal 2010, we recorded $22.1 million in costs related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. During fiscal 2011, we recorded an additional $1.3 million related to interest charges for the same lawsuit. On December 22, 2010, the jury found that certain of our products directly or indirectly infringe on SynQor patents and awarded damages plus interest against the Company. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies", we accrued the portion of the contingency that was deemed to be probable and reasonably estimable.

        Income (Loss) from Operations.    As a result of the items above, income from operations decreased $91.6 million to $173.0 million for fiscal 2011 from income of $264.6 million for fiscal 2010.

        Interest Income (Expense), Net.    Net interest expense decreased $2.8 million to $3.5 million for fiscal 2011 compared to net interest expense of $6.3 million for fiscal 2010 due to lower debt outstanding during 2011 as a result of the conversion of our 8% senior secured convertible notes due 2013 into 17.1 million shares of our common stock during the third quarter of fiscal 2010 and due to the conversion of our Senior Secured Convertible Notes due 2019 into non-voting Series C Junior Participating Convertible Preferred Stock in the fourth quarter of fiscal 2011. In addition, interest income increased $1.7 million.

        Gain (Loss) on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million for fiscal 2010. We repurchased $4.5 million in face value of outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during fiscal 2010.

        Gain on Liquidation of Foreign Subsidiaries.    In accordance with FASB ASC Section 830, "Foreign Currency Matters", we are required to recognize the cumulative translation adjustment balance from stockholders' equity upon the complete or substantially complete liquidation of a foreign subsidiary. During the fiscal year ended January 1, 2012, we recorded a gain of approximately $18.4 million from the cumulative translation adjustment balance in connection with the liquidation of several of our European subsidiaries. The cumulative foreign currency gain related to the subsidiaries was released out of accumulated other comprehensive income on our consolidated balance sheet and recorded in our consolidated statements of operations.

        Other Income (Expense), Net.    Net other income was $7.8 million for fiscal 2011, compared with net other expense of $2.3 million for fiscal 2010. Net other income during fiscal 2011 was related to gains on foreign currency transactions of approximately $10.4 million predominately from fluctuations in the Euro which weakened against the US dollar throughout 2011. Our primary foreign currencies are the Euro, the Chinese RMB, and the British Pound. Net other expense during fiscal 2010 was primarily related to foreign currency transaction losses.

        Provision (Benefit) for Income Taxes.    The provision for income taxes was $59.9 million for fiscal 2011 as compared to $103.6 million recorded during fiscal 2010. The provision for income taxes recorded during 2011 and 2010 are primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate decreased to 30.6% for fiscal 2011 from 41.4% in fiscal 2010 as a result of the change in geographical mix of pre-tax income at our foreign locations and also due to no tax expense recorded on the gain from liquidation of foreign subsidiaries.

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

        Equity in Earnings of Joint Venture.    During fiscal 2011 and fiscal 2010 we recorded approximately $0.6 million and $1.2 million, respectively, related to our equity share in the earnings of our joint venture in China.

        Preferred Stock Dividend and Accretion.    On the $23.6 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") issued to Silver Lake Sumeru, we recorded a $2.0 million dividend related to the 10% preferred stock dividend and $1.0 million related to the periodic accretions under the interest method during fiscal 2011. This compares to a $2.4 million dividend related to the 10% preferred stock dividend and $1.1 million related to the periodic accretions under the interest method during fiscal 2010. During the fiscal year ended January 1, 2012, we also sent a notice of automatic conversion to Silver Lake Sumeru, the registered holder of the Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all shares of Series A Preferred Stock outstanding on November 8, 2011 were converted into 17.5 million shares of the Company's common stock.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the fiscal years ended January 1, 2012 and January 2, 2011 were as follows, in millions:

	Year Ended
	January 1, 2012	January 2, 2011
Revenue	$697.3	$715.4
Operating Income	179.8	309.4

        During fiscal 2011, revenue decreased $18.1 million, or 3%, to $697.3 million from $715.4 million during fiscal 2010. While global macroeconomic uncertainty and an aggressive pricing environment negatively impacted revenue during 2011, sales volumes increased in 2011 from levels during 2010. The decrease in revenue was primarily a result of price erosion, offset by growth in the renewable energy market driven by gains in market share, including our expansion further into Asia and North America. Operating margins decreased to 26% during fiscal 2011 from 43% for the comparable period of 2010 as a result of declines in sales prices, higher factory overhead and start-up costs associated with the new facilities established in North America and China, as well as increased investment in sales and marketing, service teams, and R&D.

Power Solutions

        Results for the Power Solutions business segment for the years ended January 1, 2012 and January 2, 2011 were as follows, in millions:

	Year Ended
	January 1, 2012	January 2, 2011
Revenue	$319.4	$331.7
Operating Income	21.2	3.0

        During fiscal 2011, revenue decreased $12.3 million, or 4%, compared to fiscal 2010 primarily due to reduced demand in connection with the weakened global economic environment. Operating margins increased to 7% during fiscal 2011 as compared to 1% operating margins in fiscal 2010. The increased operating margins were a result of a reduction in factory expenses, reduced excess and obsolete inventory charges, and a reduction in our operating expenses from lower legal expenses and elimination and consolidation of administrative functions at certain sites.

Comparison of Fiscal Year Ended January 2, 2011 with Fiscal Year Ended January 3, 2010

        During fiscal 2010, demand increased from the reduced levels in fiscal 2009, which were the result of the global economic recession, both in the power conversion and the renewable energy markets. The revenue growth in the renewable energy market was driven primarily by higher demand in the overall solar market, as well as by our focus on geographic expansion further into Europe and Asia. In addition to increased revenue and order bookings, we increased our market share and outpaced the overall market growth in the renewable energy sector during 2010.

        Net Sales.    Net sales increased $615.5 million, or 143%, to $1,047.1 million for the fiscal year ended January 2, 2011 from $431.6 million for the fiscal year ended January 3, 2010. The increase in sales primarily related to the increased demand in the renewable energy market as sales continued to increase in Europe and as sales of our inverters expanded into Asia and Australia. The increase in sales of renewable energy products in the European market was due to the expansion of the renewable energy market promoted by favorable feed-in-tariffs, most notably in Germany and Italy.

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

        No customer accounted for more than 10% of our sales during either of the fiscal years ended January 2, 2011 or January 3, 2010.

        We have defined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for the fiscal years 2010 and 2009 by end-markets were as follows:

	Year Ended
	January 2, 2011	January 3, 2010
Renewable Energy	68%	30%
Servers, Storage and Networking	14%	21%
Industrial Equipment	12%	36%
Network Power Systems	6%	13%

Total	100%	100%

  Gross Profit.

	Year Ended
	January 2, 2011	January 3, 2010
Gross profit, in millions	$403.1	$96.3
Gross margin	38.5%	22.3%

        Gross profit for the fiscal year ended January 2, 2011 was $403.1 million compared with $96.3 million for the fiscal year ended January 3, 2010. Our gross margin increased to 38.5% for fiscal 2010 from 22.3% for fiscal 2009. The increase in gross profit during fiscal 2010 primarily related to the increased sales volume of products into the renewable energy market as net sales into the renewable energy market increased by 456% during 2010 as compared with 2009. Gross margin also improved during fiscal 2010 as compared with fiscal 2009 as sales of renewable energy products, which tend to have higher gross margins, increased significantly relative to sales of power products during the year.

        Selling, General and Administrative.    Selling, general and administrative expense increased $16.9 million, or 29%, to $74.6 million for fiscal 2010 from $57.7 million for fiscal 2009. As a percentage of net sales, selling, general and administrative expense decreased to 7% for fiscal 2010 from 13% for fiscal 2009.

        Selling expense increased $8.6 million, or 35%, to $33.1 million for 2010 from $24.5 million for fiscal 2009. Selling expense increased primarily due to increases in sales bonuses, commissions, travel associated with the higher revenue levels achieved during fiscal 2010 and increased headcount costs to support our market growth. In addition, selling expense increased as a result of our investment in the expansion of the sales and service teams to support our initiative to grow market share and revenue in renewable energy.

        Administrative expense increased $8.3 million, or 25% to $41.5 million for fiscal 2010 from $33.2 million for fiscal 2009. The increase in general and administrative expense was primarily a result of an increase in infrastructure to support revenue growth.

        Research and Development.    R&D expense increased $6.1 million, or 20% to $36.4 million for fiscal 2010 from $30.3 million for fiscal 2009. As a percentage of net sales, R&D expense decreased to 4% for 2010 from 7% for 2009. The increase in R&D spending was primarily due to our investment in new product introductions and expansion of R&D efforts during 2010 as compared with 2009.

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

        During fiscal 2010, we recorded approximately $3.4 million of costs for facility closure costs related to continuing lease obligations and other costs to close and vacate the facility. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities. In connection with the facility closure, we also recorded $2.7 million of inventory charges and $0.8 million of accelerated depreciation to cost of goods sold in our consolidated statement of operations for fiscal 2010.

        During fiscal 2009, we recorded employee severance benefits costs of approximately $7.1 million. We also recorded approximately $0.9 million of facility closure costs related to continuing lease obligations during 2009. In connection with the facility closure, we also recorded $1.7 million of inventory charges and $1.8 million of accelerated depreciation to cost of goods sold in our consolidated statement of operations for fiscal 2009.

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

        Litigation Charges.    During fiscal 2010, we recorded $22.1 million related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. On December 22, 2010, the jury found that certain of our products directly or indirectly infringe on SynQor patents and awarded damages plus interest against the Company. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies", we accrued the portion of the contingency that was deemed to be probable and reasonably estimable.

        Income (Loss) from Operations.    As a result of the items above, income from operations increased $322.9 million to income of $264.6 million for fiscal 2010 from an operating loss of $58.3 million for fiscal 2009.

        Interest Income (Expense), Net.    Net interest expense decreased $2.2 million to $6.3 million for fiscal 2010 compared to net interest expense of $8.5 million for fiscal 2009 due to lower debt outstanding during 2010 as a result of the conversion of our 8% senior secured convertible notes into 17.1 million shares of our common stock during the third quarter of fiscal 2010.

        Gain (Loss) on Extinguishment of Debt.    Loss on extinguishment of debt was $5.7 million during fiscal 2010 compared to a gain on extinguishment of debt of $8.6 million for fiscal 2009. We repurchased $4.5 million in face value of our outstanding 8% senior secured convertible notes due 2013 for approximately $10 million during fiscal 2010. We repurchased $31.3 million of our outstanding 8% senior secured convertible notes for $20.9 million during fiscal 2009.

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

        Equity in Earnings of Joint Venture.    During fiscal 2010 and fiscal 2009 we recorded approximately $1.2 million and $0.6 million, respectively, related to our equity share in the earnings of our joint venture in China.

        Preferred Stock Dividend and Accretion.    On the $23.6 million of Series A Preferred Stock issued to Silver Lake Sumeru, we recorded a $2.4 million dividend related to the 10% preferred stock dividend and $1.1 million related to the periodic accretions under the interest method during fiscal 2010. We recorded a $1.5 million dividend related to the 10% preferred stock dividend on such Series A Preferred Stock and $0.7 million related to the periodic accretions under the interest method during fiscal 2009.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the fiscal years ended January 2, 2011 and January 3, 2010 were as follows, in millions:

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

Power Solutions

        Results for the Power Solutions business segment for the fiscal years ended January 2, 2011 and January 3, 2010 were as follows, in millions:

	Year Ended
	January 2, 2011	January 3, 2010
Revenue	$331.7	$303.0
Operating Income	3.0

        During fiscal 2010, revenue increased by $28.7 million, or 9%, as compared with fiscal 2009. Improved economic conditions in fiscal 2010 had a favorable impact on Power Solutions revenues. Operating income for fiscal year 2009 is not disclosed as it is impracticable to do so.

Liquidity and Capital Resources

        Our cash and cash equivalents balance decreased to $204.9 million at January 1, 2012 from $227.9 million at January 2, 2011. Our primary source of cash in fiscal 2011 was $38.5 million generated from operating activities. Our primary uses of cash in 2011 consisted of $42.2 million for the acquisition of property and equipment, $5.2 million to repurchase 0.6 million shares of our common stock, $2.6 million for nonvested share related employee tax withholdings, $2.0 million for dividends paid related to our Series A Preferred Stock, and $2.0 million debt issue costs related to the Revolving Credit Facility. In addition, our cash balances were negatively impacted by $7.5 million related to foreign currency translation, primarily in our European locations, as a result of the weakening of the Euro against the US dollar during 2011.

        Net cash provided by operating activities included decreases in tax payable, accounts receivable and accounts payable of $103.8 million, $26.0 million, and $35.6 million, respectively and increases in inventory and other liabilities of $8.7 million and $13.6 million, respectively. Income taxes paid of $164.1 million includes approximately $100 million for Italian tax payments related to the for 2010 tax year. Decreases in accounts receivable and accounts payable are a result of decreases in revenues levels and related purchase levels at the end of fiscal 2011 as compared with the levels of fiscal 2010.

        The aggregate limit on all credit facilities was approximately $150.8 million at January 1, 2012. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At January 1, 2012, no amounts were outstanding on the credit facilities, and $1.1 million was committed to guarantee letters of credit. After consideration of these commitments, $149.7 million of additional borrowing capacity was available to us as of January 1, 2012. The company was in compliance with all debt covenants at January 1, 2012.

        On October 25, 2011, we sent a redemption notice to the registered holder of our 6.0%/8.0%/10.0% Senior Secured Convertible Notes due 2019 (the "Notes") calling for the redemption of all outstanding Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"), unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date would be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes had the option to convert their Notes prior to the Redemption Date into shares of the Company's common stock or, at the election of the holder, into non-voting Series C Junior Participating Convertible Preferred Stock (the "Junior Preferred Stock"). Under the terms of the Junior Preferred Stock, the holder of such securities are prohibited, subject to certain limited exceptions, from converting the shares of Junior Preferred Stock into common stock if such conversion would result in the holder owning more than 19.9% of the outstanding common stock. Pursuant to the terms of the Indenture and the Notes, the holder of the Notes converted the Notes into 36,375 shares of Junior Preferred Stock which will be (subject to the limitations described above) convertible into 26,944,444 shares of common stock. The Junior Preferred Stock does not pay dividends and has no voting rights. With respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, the Junior Preferred Stock ranks senior in preference and priority to the Company's common stock, on parity (without preference or priority) with the Company's Series B Convertible Preferred Stock, and junior to the Series A Preferred Stock.

        On October 25, 2011, we also sent a notice of automatic conversion to Silver Lake Sumeru, the registered holder of our outstanding Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all shares of Series A Preferred Stock outstanding on November 8, 2011 were converted into shares of our common stock at a conversion price of $1.35 per share of common stock, which translated to a conversion rate of 740.7407407 shares of common stock for each share of Series A Preferred Stock. Accordingly, all outstanding shares of Series A Preferred Stock were converted into 17.5 million shares of our common stock on November 8, 2011.

        We currently anticipate that our total capital expenditures for 2012 will be in the range of $25 to $35 million primarily for manufacturing equipment and process improvements, equipment related to R&D and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for the next twelve months. We will continue to evaluate our liquidity position, and when and if necessary explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity securities or incurrence of debt.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 19 of Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K).

        Summary of Contractual Obligations and Commitments.    As of January 1, 2012, we had not entered into any material non-cancelable open purchase orders. A summary of our future contractual payments related to lease obligations is as follows (in millions):

Year Ending December 31,	Operating Leases
2012	$4.3
2013	4.0
2014	3.4
2015	1.7
2016	0.5
2017 and thereafter	0.6

Total	$14.5

(1)
At January 1, 2012, we also had recorded a tax liability of $6.6 million related to uncertain tax positions recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates.

        Debt.    Our exposure to interest rate risk results from financial debt instruments that we may enter into. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. At January 1, 2012 we had no debt borrowings.

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. We may hedge these foreign currency exposures based on our assessment of their significance. During the fourth quarter of fiscal 2011, in an effort to minimize our balance sheet exposure to cash balances denominated in Euro, we entered into a foreign currency forward contract to sell 50 million Euro. As a result of this forward contract which was settled during December 2011, we recorded a foreign currency gain of approximately $1.2 million in our consolidated statement of operations during the fiscal year ended January 1, 2012.

        A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $67 million and a reduction of reported net income before income taxes of approximately $21 million in the fiscal year ended January 1, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at January 1, 2012 of approximately $49 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements, Financial Statements Schedule and supplementary data provided under Part IV, Item 15 of this Annual Report on Form 10-K are filed as part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that material information relating to the Company and our consolidated subsidiaries is communicated timely to the officers who certify our financial reports and to other members of our senior management and the Board, as appropriate.

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of January 1, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, our management believes that, as of January 1, 2012, our internal control over financial reporting was effective. Our internal control over financial reporting as of January 1, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included herein.

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

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information pursuant to Items 401 (other than as described in the following paragraph), 407(c)(3), (d)(4) and (d)(5) of Regulation S-K by this Item 10 will be contained under the heading "Proposal One: Election of Directors" in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this Item 10 is provided in Part I, Item 1 under the heading "Executive Officers of the Registrant," and such information is incorporated herein by reference.

        The information required pursuant to Item 405 of Regulation S-K by this Item 10 will be contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

        The information required pursuant to Item 406 of Regulation S-K by this Item 10 is presented below.

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

ITEM 11—EXECUTIVE COMPENSATION

        The information required pursuant to Items 402, 407(e)(4) and (e)(5) of Regulation S-K by this Item 11 will be contained under the headings "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards-Fiscal 2011," "Outstanding Equity Awards at Fiscal 2011 Year-End," "Option Exercises and Stock Vested-Fiscal 2011," "Nonqualified Deferred Compensation," "Pension Benefits," "Employment, Severance and Change in Control Agreements and Arrangements for Fiscal Year 2011," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required pursuant to Items 201(d) and 403 of Regulation S-K by this Item 12 will be contained under the headings "Equity Compensation Plan Information" and "Beneficial Ownership of Power-One, Inc. Common Stock" in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required pursuant to Items 404 and 407(a) of Regulation S-K by this Item 13 will be contained under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required pursuant to Item 9(e) of Schedule 14A by this Item 14 will be contained under the heading "Ratification of the Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement related to our 2012 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

Date: March 1, 2012

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

Signature	Title	Date

/s/ (RICHARD J. THOMPSON) (Richard J. Thompson)	President and Chief Executive Officer (Principal Executive Officer), Director	March 1, 2012
/s/ (GARY R. LARSEN) (Gary R. Larsen)	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2012
/s/ (JAY WALTERS) (Jay Walters)	Chairman of the Board of Directors	March 1, 2012
/s/ (DR. RICHARD SWANSON) (Richard Swanson)	Director	March 1, 2012
/s/ (KENDALL R. BISHOP) (Kendall R. Bishop)	Director	March 1, 2012
/s/ (MARK MELLIAR-SMITH) (Mark Melliar-Smith)	Director	March 1, 2012
/s/ (JON W. GACEK) (Jon W. Gacek)	Director	March 1, 2012
/s/ (KAMBIZ HOOSHMAND) (Kambiz Hooshmand)	Director	March 1, 2012
/s/ (AJAY SHAH) (Ajay Shah)	Director	March 1, 2012
/s/ (KYLE RYLAND) (Kyle Ryland)	Director	March 1, 2012

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power-One, Inc.
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and subsidiaries (the "Company") as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power-One, Inc. and subsidiaries as of January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 1, 2012

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
NET SALES	$1,016,711	$1,047,139	$431,572
COST OF GOODS SOLD	704,007	644,017	335,279

GROSS PROFIT	312,704	403,122	96,293
EXPENSES:
Selling, general and administrative	88,456	74,631	57,662
Engineering and quality assurance	48,077	36,401	30,314
Amortization of intangibles	1,837	1,533	1,553
Litigation	1,345	22,128	—
Restructuring and asset impairment costs	—	3,852	8,035
Goodwill impairment	—	—	56,999

Total expenses	139,715	138,545	154,563

INCOME (LOSS) FROM OPERATIONS	172,989	264,577	(58,270)
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	1,966	361	240
Interest expense	(5,498)	(6,705)	(8,744)
Gain (loss) on extinguishment of debt	—	(5,658)	8,608
Liquidation of subsidiaries	18,425	—	—
Other income (expense), net	7,761	(2,323)	1,199

Total interest and other income (expense)	22,654	(14,325)	1,303

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	195,643	250,252	(56,967)
PROVISION FOR INCOME TAXES	59,924	103,615	6,866

INCOME (LOSS) BEFORE EQUITY IN EARNINGS OF JOINT VENTURE	135,719	146,637	(63,833)
EQUITY IN EARNINGS OF JOINT VENTURE	577	1,219	568

NET INCOME (LOSS)	$136,296	$147,856	$(63,265)

PREFERRED STOCK DIVIDEND AND ACCRETION	2,981	3,427	2,198

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$133,315	$144,429	$(65,463)

BASIC INCOME (LOSS) PER SHARE	$1.08	$1.30	$(0.74)

DILUTED INCOME (LOSS) PER SHARE	$0.88	$0.96	$(0.74)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	106,445	95,731	88,054

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	138,521	141,910	88,054

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 1, 2012	January 2, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,881	$227,907
Accounts receivable:
Trade, less allowance for doubtful accounts of $9,763 in 2011 and $5,876 in 2010	233,252	262,546
Other	9,639	7,980
Inventories	160,515	152,286
Prepaid expenses and other current assets	15,351	21,671

Total current assets	623,638	672,390
PROPERTY AND EQUIPMENT, net	87,223	63,325
OTHER INTANGIBLE ASSETS, net	17,414	18,802
OTHER ASSETS	15,241	7,295

TOTAL	$743,516	$761,812

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$177,333	$213,096
Long-term debt, current portion	—	103
Income tax payable	4,020	103,739
Other accrued expenses	64,754	67,888

Total current liabilities	246,107	384,826
LONG-TERM DEBT, less current portion	—	35,911
DEFERRED REVENUE	20,707	9,636
WARRANTIES, less current portion	21,824	13,340
OTHER LONG-TERM LIABILITIES	14,293	16,469
COMMITMENTS AND CONTINGENCIES
REDEEMABLE CONVERTIBLE PREFERRED STOCK par value $0.001; 23.625 series A redeemable convertible preferred stock issued and outstanding at January 2, 2011; liquidation preference $1,000 per share plus accumulated dividends	—	19,597
STOCKHOLDERS' EQUITY
Series C Junior Participating Convertible Preferred, par value $0.001; liquidation preference $1,000 per share; 36.900 shares authorized; 36.375 shares outstanding and convertible into 26,944 shares common stock at January 1, 2012	36,326	—
Common stock, par value $0.001; 300,000 shares authorized; 121,844 and 103,975 shares issued and outstanding at January 1, 2012 and January 2, 2011	122	104
Additional paid-in capital	652,971	629,687
Accumulated other comprehensive income	4,048	41,420
Accumulated deficit	(252,882)	(389,178)

Total stockholders' equity	440,585	282,033

TOTAL	$743,516	$761,812

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
NET INCOME (LOSS)	$136,296	$147,856	$(63,265)
OTHER COMPREHENSIVE INCOME (LOSS)
Gain from liquidation of foreign subsidiary, recognized in statement of operations	(18,425)	—	—
Foreign currency translation adjustments(a)	(18,947)	2,153	(378)

COMPREHENSIVE INCOME (LOSS)	$98,924	$150,009	$(63,643)

(a)
Accumulated other comprehensive income (loss) consists of accumulated foreign currency translation gains of $4.0 million, $41.4 million and $39.3 million at January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Series C Preferred Stock— $.001 Par Value
			Common Stock— $.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
BALANCE, DECEMBER 28, 2008	—	$—	87,801,420	$88	$618,255	$39,645	$(473,769)	$184,219
Net loss							(63,265)	(63,265)
Other comprehensive loss
Cumulative translation adjustment						(378)		(378)

Total comprehensive loss								(63,643)

Issuance of common stock under stock incentive plans, net of tax			437,327	—	(152)			(152)
Stock compensation					2,103			2,103
Issuance of warrants					3,294			3,294
Repurchase of warrants					(1,045)			(1,045)
Accretion of discount on preferred stock					(665)			(665)
Cash dividends on preferred stock					(1,529)			(1,529)

BALANCE, JANUARY 3, 2010	—	—	88,238,747	88	620,261	39,267	(537,034)	122,582
Net income							147,856	147,856
Other comprehensive loss
Cumulative translation adjustment						2,153		2,153

Total comprehensive income								150,009

Issuance of common stock under stock incentive plans, net of tax			1,611,677	2	2,765			2,767
Stock compensation					5,619			5,619
Issuance of common stock upon conversion of 8% Senior Secured Convertible Notes			17,125,000	17	32,905			32,922
Repurchase of common stock			(3,000,000)	(3)	(28,436)			(28,439)
Accretion of discount on preferred stock					(1,063)			(1,063)
Cash dividends on preferred stock					(2,364)			(2,364)

BALANCE, JANUARY 2, 2011	—	—	103,975,424	104	629,687	41,420	(389,178)	282,033
Net income							136,296	136,296
Liquidation of subsidiary						(18,425)		(18,425)
Cumulative translation adjustment						(18,947)		(18,947)

Total comprehensive income								98,924

Issuance of common stock under stock incentive plans, net of tax			968,669	1	(2,131)			(2,130)
Stock compensation					13,068			13,068
Issuance of Series C Jr Preferred stock upon conversion of Senior Secured Convertible Notes due 2019	36,375	36,326						36,326
Issuance of common stock upon conversion of Series A Convertible Preferred Stock			17,500,000	18	20,539			20,557
Repurchase of common stock			(600,000)	(1)	(5,212)			(5,213)
Accretion of discount on preferred stock					(959)			(959)
Cash dividends on preferred stock					(2,021)			(2,021)

BALANCE, JANUARY 1, 2012	36,375	$36,326	121,844,093	$122	$652,971	$4,048	$(252,882)	$440,585

See notes to consolidated financial statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$136,296	$147,856	$(63,265)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,727	15,358	17,055
Undistributed earnings of joint venture(a)	(577)	(1,219)	(568)
Asset impairment(b)	—	409	—
Gain on liquidation of subsidiary(c)	(18,425)	—	—
Goodwill impairment(d)	—	—	56,999
Change in fair value of derivative liability	—	(670)	(1,110)
Stock compensation	13,068	5,620	2,103
Exchange (gain) loss	(5,026)	2,373	(5,484)
Net loss on disposal of property and equipment	1,388	190	110
Net loss (gain) on extinguishment of debt(e)	—	5,658	(8,608)
Deferred income taxes	(2,782)	(3,733)	(215)
Changes in operating assets and liabilities:
Accounts receivable, net	26,006	(144,235)	28,525
Inventories	(8,742)	(79,502)	29,651
Prepaid expenses and other current assets	636	(11,528)	2,900
Accounts payable	(35,620)	124,032	(14,020)
Restructuring reserve	(549)	(6,318)	3,221
Income tax payable	(103,780)	94,112	6,128
Accrued expenses	4,288	54,134	2,192
Other liabilities	13,639	7,398	(636)

Net cash provided by operating activities	38,547	209,935	54,978

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(42,213)	(27,634)	(6,749)
Proceeds from sale of property and equipment	—	370	5
Other assets	350	(706)	182
Acquisition of assets of acquired business(f)	(750)	(1,925)	—

Net cash used in investing activities	(42,613)	(29,895)	(6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) borrowings on bank credit facilities	—	(466)	(20,643)
Proceeds from issuance on long-term debt, net of debt issue costs	—	—	34,660
Repayments of borrowings on long-term debt	(107)	(14,378)	(22,769)
Payment of debt issue costs	(1,986)	—	—
Dividends paid	(2,021)	(2,364)	(938)
Repurchase of stock warrants	—	—	(1,045)
Repurchases of common stock	(5,213)	(28,439)	—
Issuance of common stock	509	5,685	14
Issuance of preferred stock, net of issue costs	—	—	21,445
Cash paid to satisfy nonvested share related employee tax withholding obligations	(2,640)	(2,919)	(166)

Net cash provided by (used in) financing activities	(11,458)	(42,881)	10,558

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7,502)	1,195	2,165

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,026)	138,354	61,139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,907	89,553	28,414

CASH AND CASH EQUIVALENTS, END OF PERIOD	$204,881	$227,907	$89,553

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$3,875	$4,208	$8,124
Income taxes	$164,089	$15,026	$2,794

(a)
During the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company recorded approximately $0.6 million, $1.2 million and $0.6 million, respectively related to its share of the earnings in the joint venture in "Equity in earnings of joint venture" in the consolidated statements of operations.

(b)
The asset impairment charges of $0.4 million for the year ended January 2, 2011 related to the impairment of property and equipment as a result of the Company's restructuring plan, determined in accordance with ASC 260.

(c)
During the year ended January 1, 2012, the Company recorded a gain of approximately $18.4 million from the cumulative translation adjustment balance in connection with the liquidation of several of our European subsidiaries. The cumulative foreign

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

  currency gain related to the subsidiaries was released out of accumulated other comprehensive income on our consolidated balance sheet and recorded in our consolidated statements of operations.

(d)
As a result of the interim goodwill impairment test which utilized the discounted cash flow analysis and comparative market multiples to determine the Company's fair value for comparison to its carrying value, the Company recorded a goodwill impairment charge of $57.0 million in the consolidated statement of operations for the fiscal year ended January 3, 2010.

(e)
During the fiscal year ended January 3, 2010, the company paid $20.9 million to repurchase and extinguish $31.3 million of its 8% Senior Secured Convertible Notes due 2013. The Company recorded a gain of $8.6 million, net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations. During the fiscal year ended January 2, 2011, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations.

(f)
The Company strengthened its renewable energy solutions R&D team through the acquisition of the assets of two small software firms. During the fiscal years ended January 1, 2012 and January 2, 2011, the company paid $0.8 million and $1.9 million, respectively, to purchase certain assets from these renewable energy software firms.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the fiscal year ended January 3, 2010, the Company recorded $3.3 million in Additional paid-in capital in its consolidated balance sheet related to 8.7 million warrants issued to Silver Lake Sumeru in connection with their investment of $60 million on April 23, 2009.

        During the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company declared a dividend of approximately $2.0 million, $2.4 million and $1.5 million, respectively on the Series A Convertible Preferred Stock ("Series A Preferred Stock") owned by Silver Lake Sumeru.

        During the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010, an additional $1.7 million, $2.0 million, and $0.9 million, respectively, of property and equipment had been purchased but not yet paid.

        During the fiscal year ended January 1, 2012, the Senior Convertible Notes due 2019, with a carrying value of $36.3 million, including unamortized debt issue costs and accrued interest, were converted into 36,375 shares of non-voting Series C Junior Participating Convertible Preferred Stock. During the fiscal year ended January 2, 2011, the 8% senior convertible notes due 2013, with a carrying value of $32.9 million, were converted into 17.1 million shares of the Company's common stock. The Company accounted for these debt conversions in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

        During the fiscal year ended January 1, 2012, the Company also sent a notice of automatic conversion to Silver Lake Sumeru, the registered holder of the outstanding Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all shares of Series A Preferred Stock outstanding on November 8, 2011 were converted into 17.5 million shares of the Company's common stock.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the fiscal years ended January 1, 2012 ("Fiscal 2011"), January 2, 2011 ("Fiscal 2010"), and January 3, 2010 ("Fiscal 2009") and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The years ended January 1, 2012 and January 2, 2011 were 52-week years. The year ended January 3, 2010 was a 53-week year.

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

        No customer exceeded 10% of the Company's sales in 2011, 2010 or 2009. One customer represented approximately 10.5% of the Company's trade accounts receivable balance as of January 1, 2012. No customer represented more than 10% of the Company's trade accounts receivable balances as of January 2, 2011.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

        Principles of Consolidation—The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company includes in its statement of operations its pro rata share of the financial results of investments accounted for under the equity method.

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

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

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

        The Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor has a right to return only if the Company discontinues a product that the distributor has on hand. The distributor has a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with ASC 605-15 "Revenue Recognition- Products." Finally, the Company may give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is typically available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

        The Company recognizes revenue in accordance with the standards set forth in ASC 605-25. The standard sets the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party objective evidence ("TPOE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE or TPOE is available. The Company offers remote monitoring services and related hardware to monitor the performance of its inverters, and recognizes the related revenue as earned. The adoption of ASU 2009-13 for the fiscal year ending on January 1, 2012 did not materially impact the Company's consolidated statement of operations.

        The Company has a joint venture in China that, along with certain of its contract manufacturers, may purchase raw components and other goods from Power-One, and sell finished goods back to Power-One as well as to other third parties. The Company records revenue on sales to the joint venture and contract manufacturers only when the components and goods are for sales to third parties. When the joint venture or contract manufacturers purchase components that will be assembled and sold back to the Company, no revenue is recorded because the earnings process has not been completed.

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

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

        Intangible Assets—Intangible assets include identifiable intangibles acquired in connection with the acquisition of the Company in 1995, the Power Electronics Group of Magnetek, Inc. in 2006 and other smaller acquisitions since that time. A portion of the acquisition cost was allocated among certain identifiable intangibles determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from three months to 20 years, using the straight-line method as this best represents the benefits derived.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

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

        Restructuring Costs—The Company records restructuring charges in accordance with ASC 420, "Exit or Disposal Cost Obligations," and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. ASC 420 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. Restructuring costs were related to the downsizing of the Company's operations and primarily consisted of specific charges that had been incurred or are to be incurred with no future economic benefit. These charges included costs related to personnel severance, continuing lease obligations for vacant facilities, and certain contract termination penalties and other shutdown costs. In accordance with the guidance provided under ASC 712, costs are accrued for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable. During the years ended January 2, 2011 and January 3, 2010, the Company incurred charges and expenses related to various restructuring efforts, including pre-tax restructuring charges of $3.4 million and $8.0 million, respectively, in connection with the exit of its factory in the Dominican Republic. No related restructuring charges were recorded during Fiscal 2011.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

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

        Earnings Per Share—The Company presents both basic and diluted earnings (loss) per share ("EPS") amounts. Basic and diluted earnings per common share ("EPS") are calculated utilizing the "two-class" method. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. Shares of the Company's convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as converted basis. Authoritative guidance issued by the FASB requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the convertible preferred stock is not contractually obligated to share in the Company's losses, no allocation was made to preferred stock for periods where a net loss existed.

        Engineering and Research and Development—Engineering costs include existing product engineering, custom product development and R&D costs. Research and development costs are expensed in the period incurred in accordance with ASC 730, "Research and Development." Research and development expenses were $30.2 million, $23.2 million, and $15.6 million, for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

        Warranties—The Company generally offers its customers a two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers five and ten year warranty on its renewable energy products and also offers customers extended warranty contracts with terms between five and ten years after the base warranty period expires. The Company accounts for such warranty contracts in accordance with ASC 605-20-25, "Revenue Recognition." Based on warranty repair costs and the estimated rate of return, the Company periodically reviews and adjusts its warranty accrual. Actual warranty repair costs are charged against the reserve balance as incurred.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

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

        Segment Reporting—The Company is organized into two operating segments (which we refer to as SBUs), Renewable Energy Solutions and Power Solutions, based on the products and services provided. Corporate is a non-operating business segment with the main purpose of supporting operations. The Company accounts for segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel view the Company's performance and make resource allocation decisions by looking at the operating segments.

        Recent Pronouncements and Accounting Changes—In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update ("ASU") ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact.

        In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

        In September 2011, the FASB issued ASU 2011-08 to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

NOTE 3. FAIR VALUE FINANCIAL INSTRUMENTS

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

        During the year ended January 1, 2012, the Company entered into a foreign exchange forward contract to minimize its cash exposure to the Euro. The forward contract was settled during fiscal 2011 and the company recorded a gain of $1.2 million in its consolidated statement of operations for the year ended January 1, 2012.

NOTE 4. INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.7 million and $3.1 million at January 1, 2012 and January 2, 2011, respectively. During the years ended January 1, 2012 and January 2, 2011, the Company recorded equity in earnings in joint venture of $0.6 million and $1.2 million, respectively, in its consolidated statements of operations. During the year ended January 1, 2012, the company recorded a dividend of $1.0 million as a return on its investment in the joint venture. See Note 19.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 5. INVENTORIES

        Inventories consist of the following (in millions):

	January 1, 2012	January 2, 2011
Raw materials	$107.9	$107.6
Subassemblies-in-process	6.7	6.3
Finished goods	45.9	38.4

	$160.5	$152.3

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company wrote off $6.7 million, $11.1 million and $13.3 million, respectively, related to excess and obsolete inventory and other inventory adjustments, and recorded the charges as costs of goods sold.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	January 1, 2012	January 2, 2011
Land	$2.1	$2.0
Buildings (useful lives of 20 to 30 years)	18.0	18.3
Building related equipment (useful lives of 20 to 30 years)	7.3	4.0
Factory and office equipment (useful lives of 3 to 10 years)	129.2	103.6
Vehicles (useful lives of 3 to 7 years)	0.4	0.3
Leasehold improvements (useful lives of 5 to 10 years)	12.1	6.7
Construction in progress	0.6	1.3

	169.7	136.2
Less accumulated depreciation and amortization	82.5	72.9

	$87.2	$63.3

        Depreciation expense was $15.5 million, $12.7 million and $14.2 million, for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 7. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	January 1, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	2.0	3.6	7
Customer relationships	5.3	3.9	1.4	7
Other	6.3	5.3	1.0	17

Subtotal	17.2	11.2	6.0	11

Total	$28.6	$11.2	$17.4

	January 2, 2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	8.0	4.2	3.8	10
Customer relationships	5.5	3.3	2.2	7
Other	6.4	5.0	1.4	17

Subtotal	19.9	12.5	7.4	12

Total	$31.3	$12.5	$18.8

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        Total amortization expense for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 was $2.1 million, $1.8 million and $1.8 million, respectively. Of the $2.1 million of expense recorded during the year ended January 1, 2012, approximately $1.8 million was recorded as amortization of intangibles and $0.3 million recorded as cost of goods sold. Of the $1.8 million of expense recorded during the year ended January 2, 2011, approximately $1.5 million was recorded as amortization of intangibles and $0.3 million recorded as cost of goods sold. Of the $1.8 million of expense recorded during the year ended January 3, 2010, approximately $1.6 million was recorded as amortization of intangibles and approximately $0.2 million recorded as cost of goods sold.

        Estimated future amortization expense for the next five years is as follows, (in millions):

Year Ending December 31,	Amortization Expense
2012	$1.9
2013	1.8
2014	1.1
2015	1.0
2016	0.2

Total	$6.0

NOTE 8. CREDIT FACILITIES

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

        The Revolving Credit Facility includes usual and customary covenants for credit facilities of this type, including covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in the business of the Company or its subsidiaries. The Revolving Credit Facility also requires the Company to comply with various financial covenants: a minimum trailing twelve months EBITDA of not less than $150 million as at the end of any fiscal quarter; maintenance of Gross Global Unencumbered Liquidity of not less than the greater of (i) $20 million or (ii) 130% of the aggregate outstanding amounts under the Revolving Credit Facility; and a minimum Fixed Charge Coverage Ratio of not less than 1.50 to 1.00. At January 1, 2012, the Company was in compliance with the debt covenants related to the Revolving Credit Facility.

        In addition to the Revolving Credit Facility secured in North America, the Company maintains other credit facilities with various banks in North Europe and Asia. The aggregate availability under all credit facilities was approximately $150.8 million at January 1, 2012. The credit facilities bear interest on amounts outstanding at various intervals based on published market rates. At January 1, 2012, no amounts were outstanding on the credit facilities; however, $1.1 million was committed to guarantee letters of credit. After consideration of these commitments, $149.7 million of borrowing capacity was available to the Company as of January 1, 2012. The revolving credit agreements (other than the Revolving Credit Facility) do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. At January 2, 2011, there were no outstanding borrowings on the credit facilities; however, $1.6 million was committed to guarantee letters of credit.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

After consideration of these commitments, $20.2 million of borrowing capacity was available to the Company as of January 2, 2011.

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	January 1, 2012	January 2, 2011
Litigation reserve	$23.1	$22.1
Accrued bonuses	6.0	16.3
Accrued payroll and related expenses	11.5	9.2
Accrued warranties	9.6	8.1
Restructuring	—	0.5
Other accrued expenses	14.6	11.7

	$64.8	$67.9

NOTE 10. WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on warranty repair costs and the rate of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 is presented below, (in millions):

	January 1, 2012	January 2, 2011	January 3, 2010
Beginning balance	$21.4	$4.1	$4.0
Charges and costs accrued	18.5	19.3	3.1
Adjustments related to pre-existing warranties (including changes in estimates)	1.1	(0.1)	(0.8)
Less repair costs incurred	(8.4)	(2.3)	(2.3)
Change due to foreign currency	(1.2)	0.4	0.1

Ending balance	$31.4	$21.4	$4.1

        As of January 1, 2012 and January 2, 2011, $21.8 million and $13.3 million of the accrued warranties were included in Warranties, less Current Portion in the Consolidated Balance Sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contract in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $18.9 million and $8.8 million, as of January 1, 2012, January 2, 2011, respectively, and was included as part of Deferred Revenue in the Consolidated Balance Sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 11. RESTRUCTURING COSTS AND ASSET IMPAIRMENT CHARGES

Restructuring Costs

        A summary of the restructuring activity during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 is as follows (in millions):

	Worldwide Workforce Reduction	Facilities Closure	Total
Balance at December 28, 2008	$0.9	$2.8	$3.7
Restructuring charges	7.1	0.9	8.0
Applications of reserve	(2.9)	(1.9)	(4.8)

Balance at January 3, 2010	5.1	1.8	6.9
Restructuring charges	—	3.4	3.4
Applications of reserve	(5.1)	(4.7)	(9.8)

Balance at January 2, 2011	—	0.5	0.5
Applications of reserve	—	(0.5)	(0.5)

Balance at January 1, 2012	$—	$—	$—

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

Impairment of Fixed Assets

        The Company tests the recoverability of its long lived assets held for use whenever events or changes in circumstances indicate its carrying amount may not be recoverable in accordance with ASC 360. During 2011, 2010 and 2009, the Company performed impairment reviews in accordance with ASC 360 in response the Company's recent history of operating and cash flow losses. During Fiscal 2010, the Company recorded asset impairment charges of $0.4 million in connection with its plan to exit the Dominican Republic facility and consolidate certain operations. No assets were impaired by the Company during Fiscal 2011 and 2009.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 12. LONG-TERM DEBT

        Long-term debt consists of the following (in millions):

January 2, 2011
Senior Convertible Notes, due 2019	$35.9
2% Installment notes, due 2011	0.1

Total long-term debt	36.0
Less current portion	0.1

Total long-term debt, less current portion	$35.9

        On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P. (collectively, "Silver Lake Sumeru") pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company. As a result of the transaction, the Company issued $36.4 million in aggregate principal amount of senior convertible notes due 2019 (the "Notes"). The principal sum of the Notes was to be due on May 8, 2019. On October 25, 2011, the Company sent a redemption notice to the registered holder of the Notes calling for the redemption of all outstanding Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"), unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date were to be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes converted their Notes prior to the Redemption Date into 36,375 shares of non-voting Series C Junior Participating Convertible Preferred Stock. See Note 14. Common and Preferred Stock.

        During the year ended January 2, 2011 the Company used $10.0 million net cash to repurchase and extinguish the remaining $4.5 million of the 8% Senior Secured Convertible Notes, due 2013 (the "8% Notes"). The Company recorded a net loss on extinguishment of debt of $5.7 million for the year ended January 2, 2011. During the third quarter of 2010, the Company sent a redemption notice to registered holders of its 8% Notes that called for the redemption of all outstanding Notes on August 11, 2010. All note holders converted $34.2 million face value of the 8% Notes into 17.1 million shares of the Company's stock. The Company accounted for this debt conversion in accordance with ASC 470, "Debt with Conversion and Other Options" as applicable.

        The Company had certain long-term notes payable through Fiscal 2013 held at a European subsidiary which were paid off during fiscal 2011 and no amounts were outstanding on January 1, 2012. Amounts outstanding on January 2, 2011 related to the 2% installment notes were less than $0.1 million, bearing interest at 2%. The long-term notes payable agreements required the Company's subsidiary to provide certain financial reports to the lender but did not require compliance with any financial covenants.

NOTE 13. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2014 in Asia, 2015 in North America and 2016 in Europe.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        Future minimum lease payments for operating leases as of January 1, 2012 are as follows (in millions):

Years Ending December 31,	Operating Leases
2012	$4.3
2013	4.0
2014	3.4
2015	1.7
2016	0.5
2017 and thereafter	0.6

Total minimum lease payments	$14.5

        Total rent expense was $6.6 million, $5.3 million and $5.1 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

        Legal Proceedings—SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in IBA power supply systems. On December 21, 2010, the jury returned a verdict in favor of SynQor, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of approximately $27 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million.

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion.

        Currently all of the asserted claims of the '190 and '021 patent (upon which most of the damages against Power-One are based), have been fully rejected and are now before the BPAI. Final office actions rejecting the asserted claims of the '702 and '083 patents have been issued.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc, et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Including interest,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

supplemental damages, and other items, the Company believes that its maximum exposure related to this matter is $30 million. The Company has accrued $23.1 million representing what it believes to be probable and reasonably estimable in the event of an unsuccessful appeal.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

NOTE 14. COMMON AND PREFERRED STOCK

        Preferred Stock—On April 23, 2009, the Company entered into a Securities Purchase Agreement with Silver Lake Sumeru pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company consisting of $23.6 million to acquire 23,625 shares of redeemable Series A Convertible Preferred Stock (the "Series A Preferred Stock"), $36.4 million to acquire senior convertible notes due 2019 at par (the "Notes"), and warrants to acquire 8.7 million shares of Power-One common stock (the "Warrants").

        The Warrants became exercisable 15 months after issuance at an exercise price of $1.33 and will expire seven years after issuance. The warrants had a fair value of $3.1 million on the date of the Purchase Agreement, each warrant having a value of $0.48 per share. The fair value was determined using the Black-Scholes model using, an adjusted stock price of $0.91, a volatility factor of 72%, a risk-free interest rate of 2.68% and a contractual life of seven years. Proceeds of $3.3 million were allocated to the warrants as an increase to additional paid-in capital in the consolidated balance sheet.

        Under the Purchase Agreement, 23,625 shares of Series A Preferred Stock were issued. (Under the Company's existing certificate of incorporation, 30.0 million shares of Preferred Stock at a par value of $0.001 are authorized for issuance) The Series A Preferred Stock issued under the Purchase Agreement paid quarterly dividends at a rate of 10% per year and was convertible into Power-One common stock at a conversion price of $1.35 per share. During the years ended January 1, 2012 and January 2, 2011, the Company declared aggregate Series A Preferred Stock dividends of $2.0 million and $2.4 million, respectively. The Series A Preferred Stock initial carrying amount of $17.9 million and the mandatory redemption amount of $23.6 million was increased by periodic accretions using the interest method, such that the carrying amount of the Series A Preferred Stock would be equal to the mandatory redemption amount at the mandatory redemption date. During the years ended January 1, 2012 and January 2, 2011, the Company recorded $1.0 million and $1.1 million, respectively, of accretion charges against additional paid-in capital in its consolidated balance sheet. During the year ended January 1, 2012, the Company exercised its option to force conversion of the Series A Preferred Stock on the 2.5 year anniversary date as the Company's common stock price was 300% of the conversion price. On October 25, 2011, the Company sent a notice of automatic conversion to Silver Lake Sumeru, the registered holder of the Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all Series A Preferred Stock outstanding on November 8, 2011 was converted into the Company's common stock at a conversion price of $1.35 per share of common stock, which translated to a rate of 740.7407407 shares of common stock for each share of Series A Preferred Stock. Accordingly, all of the outstanding shares of Series A Preferred Stock were converted into 17.5 million shares of our common stock on November 8, 2011.

        In addition, the Company called for redemption of the Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"),

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date were to be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes converted their Notes prior to the Redemption Date into 36,375 shares of non-voting Series C Junior Participating Convertible Preferred Stock (the "Junior Preferred Stock"). The 36,375 shares of Junior Preferred Stock are convertible (subject to certain contractual limitations described below) into 26,944,444 shares of common stock. Under the terms of the Junior Preferred Stock, any holder of Junior Preferred Stock is prohibited from converting shares of Junior Preferred Stock into common stock if such conversion would result in the holder owning more than 19.9% of the outstanding common stock, subject to certain limited exceptions. The Junior Preferred Stock has no voting rights. With respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, the Junior Preferred Stock ranks senior in preference and priority to the Company's common stock, on parity (without preference or priority) with the Company's Series B Convertible Preferred Stock, and junior to the Series A Preferred Stock.

        Stock Plans—In February 1996, the Board of Directors approved a stock incentive plan (the "1996 Plan"). In January 1999, the 1996 Plan was amended to increase the shares issuable under the plan. In May 2004, the 1996 Plan was amended by the Board of Directors to prevent further increases in shares issuable under this plan, to prevent grants to non-employees, and to eliminate any provisions that might allow or result in a repricing of the exercise price of options issued under the plan without shareholder approval. Under the terms of the 1996 Plan, power and authority to issue grants and awards under the plan terminated effective February 22, 2006. Any grant or award issued prior to that date remains outstanding per the terms of the original grant or award unless such grant or award expires or is cancelled in accordance with the 1996 Plan. The maximum contractual life of each option is 10 years from the date of grant. Any shares available for issuance under the 1996 Plan which had not been issued as of February 22, 2006 were cancelled as of that date and are no longer available for issuance. The Company issued either qualified or non-qualified stock options, restricted stock and restricted stock units under the 1996 Plan. The option exercise price was determined by the Board of Directors based on the fair market value of the Company's common stock on the date of grant. The existing options generally vest over four- and seven-year terms. Those options with seven-year vesting terms include accelerated vesting provisions that allowed for vesting over five years if certain performance measures are met.

        In September 2001, the Board of Directors approved a stock option plan for the issuance of 2.5 million shares of common stock (the "2001 Plan"). The Company only issued non-qualified stock options under the 2001 Plan, and did not issue options under the 2001 Plan to any member of the Board of Directors or any executive officer (i.e., an officer as defined under and subject to Section 16 of the Securities Exchange Act of 1934). The Board of Directors determined the option exercise price based on the fair market value of the Company's common stock on the date of grant. All options under the 2001 Plan were granted at fair market value. Options granted under the 2001 Plan generally vest over four years and have a maximum contractual life of 10 years. In May 2004, the Board of Directors approved an amendment to this plan whereby the Company may not grant additional awards under the 2001 Plan and the Company may not reprice options previously granted under this plan.

        In May 2004, the Board of Directors and shareholders approved the adoption of the Power-One 2004 stock incentive plan (the "2004 Plan"), which provided for the issuance of 4.8 million shares of common stock. Under this plan, the Company can issue stock options, stock appreciation rights, restricted stock, stock bonuses and other forms of awards denominated in common stock or units as

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

well as cash bonus awards. The Board of Directors and shareholders in May 2010 increased the shares authorized for issuance under the 2004 Plan to 10.8 million shares, and in May 2011 increased the shares authorized for issuance under the 2004 Plan to 19.3 million shares. The existing options and awards generally vest over three to four-year terms and have a maximum contractual life of 10 years. The following limits apply with respect to awards granted under the 2004 Plan: (a) the maximum number of shares of common stock that may be delivered pursuant to options qualified as incentive stock options granted under the 2004 Plan is 1 million shares; (b) the maximum number of shares of common stock subject to those options and stock appreciation rights that are granted during any calendar year to any individual under the 2004 Plan is 1.5 million shares; (c) the maximum number of shares of common stock subject to all awards that are granted during any calendar year to any individual under the 2004 Plan is 1.5 million shares; (d) the maximum number of shares of common stock that may be delivered (other than shares delivered in respect of stock option grants or stock appreciation rights) is 10.9 million shares; and (e) the maximum number of shares subject to all awards granted under the 2004 Plan to any non-employee director is 62,500 shares. The amendments also set the per share exercise price or base price for each stock option or stock appreciation right at no less than 100% of the fair market value of a share of common stock on the date of grant of the option or stock appreciation right, and provides that, other than in connection with a change in the Company's capitalization, neither the exercise price of an option nor the base price of a stock appreciation right may be reduced without stockholder approval. At January 1, 2012, approximately 9.4 million shares of common stock were available for future grants under the 2004 Plan, of which, 0.9 million are available for grant as awards other than stock options or stock appreciation rights.

        Stock Awards—The Company has granted non-vested share units and performance share units under the 1996 Plan and the 2004 Plan. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at December 28, 2008	1.6	$3.39

Awards granted	1.5	3.10
Awards vested and issued	(0.5)	3.77
Awards forfeited	(0.3)	2.93

Nonvested awards outstanding at January 3, 2010	2.3	$3.16

Awards granted	2.2	9.40
Awards vested and issued	(0.9)	3.42
Awards forfeited	(0.1)	4.82

Nonvested awards outstanding at January 2, 2011	3.5	$6.78

Awards granted	1.3	8.16
Awards vested and issued	(1.3)	6.03
Awards forfeited	(0.1)	5.31

Nonvested awards outstanding at January 1, 2012	3.4	$7.59

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Global Select Market of the Company's stock on the date the awards are granted. The awards generally vest over three to four years. As of January 1, 2012, there was $21.1 million of total unrecognized compensation cost related to nonvested stock awards granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average period of 2.08 years. At January 1, 2012, there were 3.3 million stock awards that were expected to vest with an aggregate intrinsic value of $13.1 million and a weighted average grant date fair value of $7.59 per share.

        For the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the fair value of the vested portion of non-vested share units and the stock compensation cost in the income statement related to these stock awards were as follows, (in millions):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Total fair value of stock awards vested	$8.0	$3.2	$2.1
Stock compensation expense related to stock awards	$9.9	$4.3	$1.3

        During the year ended January 1, 2012, the Company issued 0.5 million performance share unit awards. The share units vest based on the performance of the Company's stock price measured over a three-year period against a specified index and are eligible for a maximum payout of 150% of the share units granted. The fair value of performance share units was estimated on the date of grant using the Monte Carlo Simulation method, as the share units contain market conditions. The grant date fair value of $8.52 per share was determined using risk-free interest rate of 1.01%, volatility of 84%, and an expected term of three years.

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

  •
  The expected term represents the weighted-average period the stock options are expected to remain outstanding. For "plain vanilla" stock options, the Company used the average of the time to vest plus contracted term, to estimate the expected term of the unvested options. Employee share options generally differ from transferable, or tradable share options in that an employee cannot sell their share options and can only exercise them, therefore employees generally exercise their options before the end of their contractual term.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        The fair value of each option and stock appreciation right granted during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 was estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Risk-free interest rate	2.2%	2.6%	2.8%
Volatility	84%	80%	80%
Option life, years	5.8	5.4	5.4
Stock options granted, in millions	1.2	0.9	0.1

        For the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the total options available for exercise, the weighted average exercise price, the intrinsic value of stock options exercised, and the stock compensation cost in the income statement related to stock options were as follows:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Total options exercisable, in millions	2.4	1.8	2.9
Weighted average exercisable stock option exercise price	$4.59	$5.32	$9.16
Total intrinsic value of stock options exercised, in millions	$0.7	$4.6	$0.1
Stock compensation expense related to stock options and stock appreciation rights, in millions	$3.1	$1.3	$0.8

        As the Company currently has net operating loss carryforwards, there is no net impact on the Company's APIC related to stock-based compensation for the years ended January 1, 2012, January 2, 2011 and January 3, 2010.

        As of January 1, 2012, there was $8.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans which will be recognized over a weighted average 2.4 years.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        During the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the following activity related to stock option and stock appreciation rights occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)					(in millions)
Options outstanding—December 28, 2008	6.4	$1.23 - $82.22	$8.05
Options granted	0.1	$1.19 - $ 2.80	$1.61	$1.11
Options exercised	—	$2.09	$2.09
Options forfeited	(2.3)	$1.19 - $47.50	$9.50

Options outstanding—January 3, 2010	4.2	$1.19 - $82.22	$7.07
Options granted	0.9	$7.54 - $12.78	$8.49	$5.70
Options exercised	(1.0)	$2.09 - $ 9.12	$6.03
Options forfeited	(0.6)	$1.19 - $82.22	$19.59

Options outstanding—January 2, 2011	3.5	$1.19 - $20.25	$5.46
Options granted	1.2	$5.27 - $11.32	$8.10	$5.76
Options exercised	(0.1)	$2.09 - $ 9.12	$4.18
Options forfeited	(0.1)	$5.77 - $20.25	$10.05

Options outstanding—January 1, 2012	4.5	$1.19 - $20.25	$6.04		6.68 yrs	$2.6

Options exercisable—January 1, 2012	2.4		$4.59		4.81 yrs	$2.3

Options vested and expected to vest—January 1, 2012	4.4		$6.03		6.66 yrs	$2.6

        The following table summarizes information regarding options outstanding at January 1, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Remaining Contractual Life	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$ 1.19 - $ 2.26	0.6	6.77 yrs	$1.69	0.6	$1.68
$ 2.38 - $ 2.38	0.8	6.13 yrs	$2.38	0.6	$2.38
$ 2.80 - $ 7.54	1.1	5.37 yrs	$6.31	0.6	$5.58
$ 8.08 - $ 8.08	1.1	9.33 yrs	$8.08	—	$—
$ 8.17 - $10.70	0.8	5.41 yrs	$9.44	0.5	$9.22
$10.78 - $12.94	0.1	5.65 yrs	$11.87	0.1	$11.49

$ 1.19 - $12.94	4.5	6.68 yrs	$6.04	2.4	$4.59

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        During the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company received cash of $0.5 million, $5.7 million and less than $0.1 million, respectively, from the exercise of stock options granted under its stock options plans.

        Share Repurchase Program—In September 2010, the Company announced that it had received authorization from its Board of Directors to purchase up to 10 million shares of its outstanding common stock in open-market transactions. At January 1, 2012, 6.4 million shares remain available for purchase in accordance with this authorization. This authorization expires on September 21, 2012.

NOTE 15. SEGMENT INFORMATION

        During the second quarter of fiscal 2010, the Company began to operate as two reportable business segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel began reviewing the Company's performance and making resource allocation decisions by reviewing the results of the two business segments separately. Revenue and operating profit is now reviewed by the chief operating decision maker, however the Company assets are not divided based on business segment. Due to the structure of the Company's internal organization and the manner in which expenses were tracked and managed and as a result of the design of the Company's internal systems during fiscal 2009, the Company was unable to recast related financial information by operating segment for fiscal 2009 and prior. As such, segment information, other than revenue, for Fiscal 2009 is not reported as it is impracticable to do so.

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

        Revenue with respect to operating segments for the fiscal years 2011, 2010 and 2009, (in millions):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Sales:
Renewable Energy Solutions	$697.3	$715.4	$128.6
Power Solutions	319.4	331.7	303.0

Total	$1,016.7	$1,047.1	$431.6

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        Operating Income (Loss) by operating segment for the years ended January 1, 2012 and January 2, 2011 is as follows, (in millions):

	Year Ended
	January 1, 2012	January 2, 2011
Operating Income (Loss):
Renewable Energy Solutions	$179.8	$309.4
Power Solutions	21.2	3.0

Total segment operating income	$201.0	$312.4

Unallocated amounts:
Restructuring and Asset Impairment	—	(3.9)
Litigation	(1.3)	(22.1)
Corporate and unallocated	(26.7)	(21.8)

Total	$173.0	$264.6

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges and litigation are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

        Depreciation and amortization for the years ended January 1, 2012 and January 2, 2011 is as follows, (in millions):

	Year Ended
	January 1, 2012		January 2, 2011
	Depreciation	Amortization	Depreciation	Amortization
Renewable Energy Solutions	$8.0	$1.8	$2.3	$0.1
Power Solutions	6.0	0.3	9.9	1.7
Corporate and unallocated	1.5	—	0.5	—

Total	$15.5	$2.1	$12.7	$1.8

        No customer accounted for more than 10% of sales during fiscal year 2011, 2010 or 2009.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        The Company's customers are located throughout the world, and the following table summarizes revenues in different geographic locations for the Company's two product lines (in millions):

	Years Ended
	January 1, 2012			January 2, 2011			January 3, 2010
	Renewable Energy Solutions	Power Solutions	Total	Renewable Energy Solutions	Power Solutions	Total	Renewable Energy Solutions	Power Solutions	Total
Revenues:(a)
North America(b)	$60.7	$113.4	$174.1	$10.0	$119.3	$129.3	$1.2	$100.2	$101.4
Italy	382.5	13.7	396.2	365.8	15.9	381.7	79.9	4.8	84.7
Germany	95.8	12.0	107.8	171.1	11.9	183.0	31.3	16.9	48.2
Other European countries	100.8	59.4	160.2	118.1	71.8	189.9	12.7	90.8	103.5
Asian countries	55.5	113.3	168.8	49.6	105.8	155.4	3.3	79.9	83.2
Other	2.0	7.6	9.6	0.8	7.0	7.8	0.2	10.4	10.6

Total	$697.3	$319.4	$1,016.7	$715.4	$331.7	$1,047.1	$128.6	$303.0	$431.6

(a)
Revenues are attributable to countries based on location of customer.

(b)
Included in revenue attributable to North America are sales to customers in the United States of America $151.5 million, $110.3 million, and $91.6 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively.

Long-lived Assets

        The following is a summary of our long-lived assets by geographical locations and operating segment, in millions:

	Years Ended
	January 1, 2012				January 2, 2011				January 3, 2010
	Renewable Energy Solutions	Power Solutions	Corporate	Total	Renewable Energy Solutions	Power Solutions	Corporate	Total	Total
Long-Lived Assets:
United States	$16.1	$16.1	$3.9	$36.1	$7.1	$16.3	$0.1	$23.5	$16.3
Italy	43.2	—	—	43.2	37.6	—	—	37.6	27.2
China	1.8	14.8	—	16.6	—	11.1	—	11.1	8.1
Slovakia	—	4.9	—	4.9	—	5.2	—	5.2	5.9
Switzerland	—	2.9	—	2.9	—	3.4	—	3.4	4.0
Dominican Republic	—	—	—	—	—	—	—	—	4.4
Other	—	0.9	—	0.9	—	1.3	—	1.3	1.6

Total	$61.1	$39.6	$3.9	$104.6	$44.7	$37.3	$0.1	$82.1	$67.5

        Long-lived assets by operating segment for the year ended January 3, 2010 are not reported as it is impracticable to do so.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 16. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined benefit and defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of January 1, 2012 and January 2, 2011.

        In accordance with Italian law, the Company has an unfunded severance plan under which all employees in Italy are entitled to receive severance indemnities (Trattamento di Fine Rapporto or "TFR") upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with ASC 715, "Compensation—Retirement Benefits." The severance indemnities accrue approximately at the rate of 1/12 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of employment for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service. Prior to July 2007, the Company was required to accrue for these liabilities and pay the respective amounts to employees upon termination. Beginning July 2007, the Company is required to remit these severance indemnities to the government at the time in which the funds are accrued. At January 1, 2012 and January 2, 2011, the Company had recorded in other long-term liabilities in its consolidated balance sheets approximately $7.8 million and $8.1 million, respectively, related to these severance indemnities. The Company recorded expense related to the severance indemnities of approximately $1.9 million, $1.6 million and $1.4 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

        The Company has a 401(k) retirement savings plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $0.8 million, $0.5 million and $0.4 million, for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

NOTE 17. INCOME TAXES

        Income (loss) before provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$(19.2)	$(61.1)	$(75.0)
Non-United States	214.8	311.3	18.0

Total	$195.6	$250.2	$(57.0)

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        The components of the provision (benefit) for income taxes are as follows (in millions):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Current:
Federal	$0.4	$—	$—
State	—	—	—
Foreign	62.8	106.4	7.4

Total current	63.2	$106.4	7.4
Deferred:
Federal	—	3.9	—
State	0.1	0.3	—
Foreign	(3.4)	(7.0)	(0.5)

Total deferred	(3.3)	(2.8)	(0.5)

Provision (benefit) for income taxes	$59.9	$103.6	$6.9

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        For the years ended January 1, 2012 and January 2, 2011, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended
	January 1, 2012			January 2, 2011
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.2	$—	$—	$0.1	$—	$—
Sales discount reserve	0.5	0.1	—	0.6	—	—
Bad debt reserve	0.5	0.1	1.0	0.3	—	1.1
Inventory reserve	2.9	0.3	2.5	3.6	0.3	2.2
Warranty reserve	1.0	0.1	1.4	0.5	—	5.5
Legal Reserves	8.1	0.8	0.1	7.7	0.5	—
Restructuring reserve	—	—	—	0.2	—	—
Other	1.7	0.2	(2.1)	0.5	0.1	0.2

Subtotal	14.9	1.6	2.9	13.5	0.9	9.0
Valuation allowance	(14.9)	(1.6)	(0.4)	(13.5)	(0.9)	(0.3)

Total current	—	—	2.5	—	—	8.7
Non-current:
NOL	100.2	7.8	11.2	109.0	7.4	24.2
Intangible assets	(1.8)	1.1	(0.5)	(2.2)	0.9	(1.2)
Fixed assets	0.4	0.1	(1.1)	(0.1)	—	(1.9)
Other	3.9	1.3	7.3	3.3	1.2	0.6

Subtotal	102.7	10.3	16.9	110.0	9.5	21.7
Valuation allowance	(106.5)	(10.7)	(3.6)	(113.9)	(9.8)	(16.9)

Total non-current	(3.8)	(0.4)	13.3	(3.9)	(0.3)	4.8

Net deferred income tax assets (liabilities)	$(3.8)	$(0.4)	$15.8	$(3.9)	$(0.3)	$13.5

        The Company had total deferred tax assets of $154.8 million and $171.4 million and total deferred tax liabilities of $5.5 million and $6.8 million at January 1, 2012 and January 2, 2011, respectively.

        The Company records a valuation allowance against its deferred income tax assets when, in management's judgment, the deferred income tax assets will not more likely than not be realized. For the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the net increase (decrease) in valuation allowances against deferred income tax assets was $(21.1) million, $17.9 million and $(2.7) million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        A reconciliation of the Company's provision (benefit) for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended
	January 1, 2012		January 2, 2011		January 3, 2010
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$68.5	35%	$87.6	35%	$(20.0)	(35)%
State taxes, net of federal benefit	0.1	—	0.2	—	0.2	—
Foreign income taxed at different rates	(10.6)	(5)	(9.6)	(4)	0.6	1
Deemed foreign dividends	12.4	6	13.1	5	—	—
Liquidation of subsidiaries	(5.2)	(2)
Non-deductible goodwill	—	—	—	—	16.1	28
Other	0.9	0	4.5	2	0.7	2
Valuation allowance	(6.2)	(3)	7.8	3	9.3	16

	$59.9	31%	$103.6	41%	$6.9	12%

        As of January 1, 2012, the Company had NOL carry-forwards for federal and state income tax purposes of approximately $295.8 million and $93.5 million, respectively. These operating loss carry-forwards expire in various years beginning in 2022 and 2012, respectively. The Company also has foreign NOLs in various countries totaling approximately $50.3 million.

        Pursuant to Sections 382 and 383 of the US Internal Revenue Code, the utilization of domestic NOL carry-forwards and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period.

        At January 1, 2012, the Company's liability for uncertain tax positions was $6.6 million which was recorded in other assets. At January 2, 2011, the Company's liability for uncertain tax positions was $9.2 million of which $7.0 million was recorded in other assets, $1.9 million was recorded in other accrued expense, and $0.3 million was recorded in other long-term liabilities. At January 3, 2010, the Company's liability for uncertain tax positions was $3.8 million which was recorded in other long term liabilities. The Company recognized a decrease of approximately $2.6 million during 2011 in liability for unrecognized tax benefits, including interest and penalties. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2008	$1.8
Gross increases—tax positions in prior periods	2.8
Gross decreases—tax positions in prior periods	(1.2)

Balance at January 3, 2010	3.4
Gross increases—tax positions in prior periods	8.7
Gross decreases—tax positions in prior periods	(3.2)

Balance at January 2, 2011	8.9
Gross decreases—tax positions in prior periods	(0.5)
Gross decreases—settlements with tax authorities	(1.8)

Balance at January 1, 2012	$6.6

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        The Company's unrecognized tax positions would not impact the effective tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The liability related to unrecognized tax benefits did not include accrued interest or penalties as of January 1, 2012. The liability related to unrecognized tax benefits included accrued interest and penalties of approximately $0.2 million and $0.1 million, respectively, as of January 2, 2011. Interest included in income tax provision in the Company's consolidated statement of operations was less than $0.1 million for the years ended January 1, 2012, January 2, 2011, and January 3, 2010. No penalties were recorded to the income tax provision for the years ended January 1, 2012, January 2, 2011, and January 3, 2010.

        The Company is currently under audit by several tax authorities. Based on the expected timing of the resolution or closure of these audits, the Company does not anticipate that the issues related to the Company's unrecognized tax benefits for positions existing at January 1, 2012 will be resolved during the fiscal year ending December 30, 2012.

        As of January 1, 2012, US income taxes have not been provided on approximately $270 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

        The Company is subject to federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations on assessment remains open for the tax years 2008 through 2010, and the statutes of limitation in state jurisdictions remain open in general from tax years 2007 through 2010. The major foreign jurisdictions remain open for examination in general for tax years 2001 through 2010. The Company anticipates that some of these audits may be finalized in the foreseeable future. However, based upon the complexity of the positions and the protocol for finalizing audits by the relevant tax authorities, the Company cannot reasonably estimate the range of increases and decreases in the next 12 months.

NOTE 18. EARNINGS (LOSS) PER SHARE (EPS)

        Basic and diluted earnings per common share ("EPS") are calculated utilizing the "two-class" method. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. The Company's Series A Preferred Stock and Series C Junior Participating Convertible Preferred Stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as converted basis. Authoritative guidance issued by the FASB requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the preferred stock is not contractually obligated to share in the Company's losses, no allocation was made to preferred stock for periods where a net loss existed.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

        Components of basic and diluted earnings (loss) per share are calculated as follows (in millions, except per share data):

	12 Months Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Basic EPS
Net income (loss) attributable to common stockholders	$133.3	$144.4	$(65.5)
Less: undistributed income allocated to participating preferred stockholders	(18.4)	(20.3)	—

Net income (loss) allocated to common stockholders	$114.9	$124.1	$(65.5)
Weighted average common shares outstanding (basic)	106.4	95.7	88.1

	$1.08	$1.30	$(0.74)

Diluted EPS
Net income (loss) attributable to common stockholders	$133.3	$144.4	$(65.5)
Add: effect of dilutive convertible debt	3.4	5.7	—
Less: undistributed income allocated to participating preferred stockholders	(14.6)	(14.4)	—

Net income (loss) attributable to common stockholders	$122.1	$135.7	$(65.5)

Weighted average common shares outstanding (basic)	106.4	95.7	88.1
Common shares issuable assuming dilution	32.1	46.2	—

Weighted average common shares outstanding (diluted)	138.5	141.9	88.1

	$0.88	$0.96	$(0.74)

        Due to the Company's net loss during Fiscal 2009, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive, therefore such common share equivalents have been excluded from the computation of diluted loss per share. Using the treasury stock method, had the Company been in a net income position for the fiscal year, the weighted average common share equivalents of approximately 1.6 million, which were outstanding, would have been dilutive.

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the fiscal years 2011, 2010 and 2009 were 3.6 million, 2.1 million and 9.3 million, respectively.

        At January 3, 2010, the weighted average common share equivalents outstanding related to convertible debt that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share would be anti-dilutive was 30.0 million. The weighted average common share equivalents outstanding related to convertible preferred stock that were excluded from the computation of diluted earnings per share because their inclusion in the calculation of diluted earnings per share for the year ended January 3, 2010 would be anti-dilutive was 11.3 million shares.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND JANUARY 3, 2010

NOTE 19. RELATED PARTY TRANSACTIONS

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated balance sheet as other assets under the equity method. During the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the Company recorded $0.6 million, $1.2 million and $0.6 million, respectively, related to the Company's equity share in the earnings of the joint venture. During the year ended January 1, 2012, the company recorded a dividend of $1.0 million as a return on its investment in the joint venture.

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

        No revenue was recognized related to the joint venture during the years ended January 1, 2012, January 2, 2011, and January 3, 2010. The Company paid $19.9 million, $17.7 million, and $15.8 million for inventory purchased from the joint venture during the years ended January 1, 2012, January 2, 2011, and January 3, 2010, respectively. At January 1, 2012 and January 2, 2011, the Company owed the joint venture approximately $2.3 million and $3.2 million, respectively.

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

        Related party transactions are disclosed in the Company's filings with the Securities Exchange Commission as and when required by the Securities Act of 1933 and the Securities Exchange Act of 1934 and related rules and regulations. Regardless of any reporting or disclosure obligation pursuant to applicable laws and regulations, all transactions with related parties are disclosed to the Audit Committee and material transactions with related parties are disclosed to the Board of Directors. During the fiscal year ended January 1, 2012 no transactions were required to be reported under Item 404(a) of Regulation S-K that were not subject to the Company's written policies and procedures or with respect to which the policies and procedures were not followed.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2011 AND 2010 QUARTERS (Unaudited)

(In millions, except per share data)

	2011 Quarters Ended
	Apr. 3	Jul. 3	Oct. 2(1)	Jan. 1 2012(1)
Net sales	$244.5	$260.3	$245.0	$266.9
Gross profit	84.3	87.4	68.8	72.2
Income from operations	51.2	53.3	33.9	34.6
Net income	30.8	31.7	41.4	32.4
Diluted earnings per share	0.20	0.21	0.27	0.21

	2010 Quarters Ended
	Apr. 4(2)	Jul. 4	Oct. 3	Jan. 2, 2011(3)
Net sales	$152.4	$214.5	$314.0	$366.2
Gross profit	45.7	79.4	129.1	148.9
Income from operations	21.1	49.3	100.5	93.7
Net income	4.6	25.2	63.7	54.4
Diluted earnings per share	0.04	0.17	0.40	0.35

(1)
During the third and fourth quarters of 2011, we recorded gains on liquidation of subsidiary of $16.9 million and $1.5 million, respectively.

(2)
During the first quarter of 2010, we recorded a net loss of $5.7 million from the repurchase and retirement of outstanding convertible debt.

(3)
During the fourth quarter of 2010, we recorded a $22.1 million charge as a result of litigation.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED JANUARY 1, 2012, JANUARY 2, 2011 AND

JANUARY 3, 2010

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions(2)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended
January 1, 2012	$5.9	$4.7	$(0.5)	$(0.3)	$9.8
January 2, 2011	3.9	2.7	(0.6)	(0.1)	5.9
January 3, 2010	5.3	0.8	(2.3)	0.1	3.9
Accrued sales discounts and returns:
Year ended
January 1, 2012	$3.5	$7.1	$(7.7)	$—	$2.9
January 2, 2011	1.8	8.0	(6.3)	—	3.5
January 3, 2010	1.4	9.1	(8.7)	—	1.8
Deferred tax asset valuation allowance:
Year ended
January 1, 2012	$158.6	$3.8	$(24.5)	$(0.4)	$137.5
January 2, 2011	140.7	18.2	(0.7)	0.4	158.6
January 3, 2010	143.4	9.3	(15.0)	3.0	140.7

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

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
2.1(a	)	Agreement and Plan of Reorganization, dated as of June 11, 2010 by and between New Power-One, Inc., Power-One, Inc., and Power-one Merger-Sub, Inc.
3.1(a	)	Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2010, effective June 14, 2010
3.2(a	)	Bylaws of the Company dated as of June 14, 2010
4.1(a	)	Specimen Common Stock Certificate
4.2(b	)	Form of Warrant to purchase up to 8,628,941 shares of common stock of Power-One, Inc.
4.3(b	)	Form of Warrant to purchase up to 71,059 shares of common stock of Power-One, Inc.
4.4(b	)	Indenture dated as of May 8, 2009, between Power-One, Inc., and The Bank of New York Mellon Trust Company, N.A., as Trustee
4.5(a	)	Certificate of Designation of Series A Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
4.6(a	)	Certificate of Designation of Series B Junior Participating Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
4.7(a	)	Certificate of Designation of Series C Junior Participating Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
10.1(c	)	Form of Indemnification Agreement between the Company and its directors
10.2(c	)	Form of Indemnification Agreement between the Company and its executive officers and certain other officers
10.3(d	)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.4(k	)	Amended and Restated 2001 Stock Option Plan dated September 28, 2001
10.5(e	)	Amended and Restated Power-One, Inc. 2004 Stock Incentive Plan, dated February 1, 2011
10.6(e	)	Amended and Restated Form of Eligible Director Stock Unit Award Agreement under 2004 Stock Incentive Plan
10.7(e	)	Amended and Restated Form of Eligible Director Stock Option Award Agreement under 2004 Stock Incentive Plan
10.8(e	)	Form of Employee Stock Appreciation Right Agreement under Amended and Restated 2004 Stock Incentive Plan
10.9(e	)	Form of Performance Stock Award Agreement under Amended and Restated 2004 Stock Incentive Plan
10.10(f	)	Form of Stock Unit Award Agreement under 2004 Stock Incentive Plan for employee award
10.11(g	)	Senior Executive Change in Control Agreement
10.12(g	)	Executive Change in Control Agreement

Description
10.13(h	)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson
10.14(h	)	Stock Unit Award Agreement for Richard J. Thompson, dated as of February 18, 2008
10.15(h	)	Notice of Grant of Stock Option and Terms and Conditions of Richard J. Thompson Stock Option, dated as of February 18, 2008
10.16(h	)	Notice of Grant of Stock Appreciation Rights and Terms and Conditions of Richard J. Thompson Stock Appreciation Rights, dated as of February 18, 2008
10.17(i	)	Securities Purchase Agreement between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru, L.P. dated April 23, 2009
10.18(b	)	Registration Rights Agreement dated as of May 8, 2009 between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru L.P.
10.19(j	)	Credit Agreement dated as of March 29, 2011 between Power-One, Inc. and Bank of America N.A. and Other Lenders
10.20(l	)	Employment Offer Letter effective as of September 29, 2008 between the Company and Neil Dial
10.21(l	)	Notice of Grant of Stock Option and Terms and Conditions of Neil Dial Stock Option dated as of September 29, 2008
10.22(m	)	Employment Offer Letter dated July 15, 2010 between the Company and Steven Hogge
10.23(m	)	Employment Offer Letter effective August 16, 2010 between the Company and Gary Larsen.
21		List of Subsidiaries
22(k	)	Published Report Regarding Matters Submitted to Vote of Security Holders
23		Consent of Independent Registered Public Accounting Firm
24		Power of Attorney (Contained on Signature Page)
31.1		Section 302 Certification of Principal Executive Officer
31.2		Section 302 Certification of Principal Financial Officer
32		Section 906 Certifications of Principal Executive Officer and Principal Financial Officer
99.1(n	)	Notice of Redemption of 6.0%/8.0%/10.0% Convertible Senior Notes due 2019
99.2(n	)	Notice of Conversion of Series A Convertible Preferred Stock
101.INS		XBRL Instance Document**
101.SCH		XBRL Taxonomy Extension Schema Document**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB		XBRL Taxonomy Extension Label Linkbase Document**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

(a)
Previously filed as an exhibit to the Current Report on Form 8-K filed on June 16, 2010

(b)
Previously filed as an exhibit to the Current Report on Form 8-K filed on May 8, 2009

(c)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 28, 2009

(d)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001

(e)
Previously filed as an exhibit to the quarterly report on Form 10-Q filed April 3, 2011

(f)
Previously filed as an exhibit to the quarterly report on Form 10-Q for the quarterly period ended March 31, 2006

(g)
Previously filed as an exhibit to the Current Report on Form 8-K filed on May 24, 2007

(h)
Previously filed as an exhibit to the Current Report on Form 8-K filed on February 21, 2008

(i)
Previously filed as an exhibit to the Current Report on Form 8-K filed on April 28, 2009

(j)
Previously filed as an exhibit to the Current Report on Form 8-K filed April 1, 2011

(k)
Previously filed as an appendix to the Registration Statement on Form S-8 filed on September 28, 2001

(l)
Previously filed as an exhibit to the Current Report on Form 8-K filed October 1, 2008

(m)
Previously filed as an exhibit to the quarterly report on Form 10-Q for the quarterly period ended October 3, 2010

(n)
Previously filed as an exhibit to the Current Report on Form 8-K filed October 27, 2011

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under such sections.