Form 10-Q
period 2012-04-01
POWER ONE INC
filed 2012-05-07
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2012
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

         As of April 30, 2012, 121,964,009 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	April 1, 2012	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$223,996	$204,881
Accounts receivable:
Trade, less allowance for doubtful accounts of $10,291 in 2012 and $9,763 in 2011	203,179	233,252
Other	13,952	9,639
Inventories	158,452	160,515
Prepaid expenses and other current assets	12,605	15,351

Total current assets	612,184	623,638
PROPERTY AND EQUIPMENT, net	93,389	87,223
OTHER INTANGIBLE ASSETS, net	17,006	17,414
OTHER ASSETS	12,967	15,241

TOTAL	$735,546	$743,516

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$147,219	$177,333
Income tax payable	6,434	4,020
Other accrued expenses	61,631	64,754

Total current liabilities	215,284	246,107
DEFERRED REVENUE	24,278	20,707
WARRANTIES, less current portion	23,220	21,824
OTHER LONG-TERM LIABILITIES	12,448	14,293
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series C junior participating convertible preferred stock, par value $0.001; liquidation preference $1,000 per share; 36.900 shares authorized; 36.375 shares outstanding and convertible into 26,944 shares of common stock at April 1, 2012 and January 1, 2012	36,326	36,326
Common stock, par value $0.001; 300,000 shares authorized; 121,952 and 121,844 shares issued and outstanding at April 1, 2012 and January 1, 2012	122	122
Additional paid-in capital	656,047	652,971
Accumulated other comprehensive income	15,724	4,048
Accumulated deficit	(247,903)	(252,882)

Total stockholders' equity	460,316	440,585

TOTAL	$735,546	$743,516

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
NET SALES	$225,749	$244,543
COST OF GOODS SOLD	170,765	160,285

GROSS PROFIT	54,984	84,258
EXPENSES:
Selling, general and administrative	24,247	21,085
Research and development	11,741	11,296
Amortization of intangible assets	413	442
Litigation	82	235
Total expenses	36,483	33,058

INCOME FROM OPERATIONS	18,501	51,200
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	202	483
Interest expense	(239)	(1,387)
Other income (expense), net	(8,951)	(2,213)

Total interest and other income (expense), net	(8,988)	(3,117)

INCOME BEFORE INCOME TAXES	9,513	48,083
PROVISION FOR INCOME TAXES	4,231	17,451

INCOME BEFORE EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	5,282	30,632
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(303)	182

NET INCOME	$4,979	$30,814

PREFERRED STOCK DIVIDEND AND ACCRETION	—	866

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,979	$29,948

BASIC EARNINGS PER SHARE	$0.03	$0.25

DILUTED EARNINGS PER SHARE	$0.03	$0.20

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	121,894	103,791

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	156,231	140,920

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
NET INCOME	$4,979	$30,814
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	11,676	18,923

COMPREHENSIVE INCOME	$16,655	$49,737

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,979	$30,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,411	4,017
Undistributed (earnings) loss of joint venture	303	(182)
Stock compensation	3,358	2,426
Foreign exchange loss	2,318	1,887
Net loss on disposal of property and equipment	112	294
Deferred income taxes	(934)	500
Changes in operating assets and liabilities:
Accounts receivable, net	30,234	46,475
Inventories	4,186	(25,996)
Prepaid expenses and other current assets	1,335	1,997
Accounts payable	(33,079)	(52,392)
Income tax payable	2,302	16,139
Other accrued expenses	(1,450)	(6,315)
Other liabilities	3,499	1,855

Net cash provided by operating activities	22,574	21,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(9,359)	(10,699)
Other assets	769	(172)

Net cash used in investing activities	(8,590)	(10,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	—	(1,908)
Repurchases of common stock	—	(5,213)
Issuance of common stock	12	370
Cash paid to satisfy nonvested share related employee tax withholding obligations	(294)	(527)
Dividends paid	—	(591)

Net cash used in financing activities	(282)	(7,869)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,413	12,884

INCREASE IN CASH AND CASH EQUIVALENTS	19,115	15,663
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204,881	227,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$223,996	$243,570

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7	$467
Income taxes	$3,327	$564

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the quarters ended April 1, 2012 and April 3, 2011, the Company recorded approximately $0.3 million loss and $0.2 million earnings, respectively, in "Equity in earnings (loss) of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings (loss) from the joint venture for which it holds a minority interest.

        During both the quarters ended April 1, 2012 and April 3, 2011, an additional $2.0 million of property and equipment had been purchased but not yet paid.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2012. The balance sheet at January 1, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results and cash flow for the three-month period ended April 1, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 30, 2012 or for future periods.

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, goodwill and intangible asset valuation, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock compensation, contingencies and the fair value of assets and liabilities disclosed. Actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month periods ended April 1, 2012 and April 3, 2011 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update ("ASU") ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 had no material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has implemented the required portion of ASU 2011-05 when preparing its interim consolidated condensed financial statements. In October 2011, the FASB proposed a deferral of a portion of the guidance issued in June 2011 that requires reclassification adjustments from other

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

comprehensive income be measured and presented by income statement line item in net income and also in other comprehensive income. The proposed deferral of this guidance was finalized by the FASB in December 2011. The deferral is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the proposed deferral guidance will have a material impact on its consolidated financial statements when and if adoption is required.

        In September 2011, the FASB issued ASU 2011-08 to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Because the Company has no goodwill, the adoption of this guidance had no material impact on its consolidated financial statements.

        In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—FAIR VALUE FINANCIAL INSTRUMENTS (Continued)

        The Company had money market fund investments, primarily invested in US treasuries, totaling $114.9 million as of April 1, 2012 which utilize Level 1 valuation techniques.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.4 million and $2.7 million at April 1, 2012 and January 1, 2012, respectively. During the three months ended April 1, 2012 and April 3, 2011, the Company recorded equity in earnings (loss) in joint venture of approximately $0.3 million loss and $0.2 million earnings, respectively, in its consolidated condensed statements of operations. See Note 12.

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	April 1, 2012	January 1, 2012
Raw materials	$113.2	$107.9
Subassemblies-in-process	6.2	6.7
Finished goods	39.1	45.9

	$158.5	$160.5

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off. During the quarter ended April 1, 2012 the Company wrote off approximately $1.5 million related to excess and obsolete inventory and recorded the charges as costs of goods sold. No amounts were recorded related to excess and obsolete inventory for the quarter ended April 3, 2011.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	April 1, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.7	2.2	3.5	7
Customer relationships	5.5	4.3	1.2	7
Other	6.3	5.4	0.9	17

Subtotal	17.5	11.9	5.6	11

Total	$28.9	$11.9	$17.0

	January 1, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	2.0	3.6	7
Customer relationships	5.3	3.9	1.4	7
Other	6.3	5.3	1.0	17

Subtotal	17.2	11.2	6.0	11

Total	$28.6	$11.2	$17.4

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

        Total amortization expense for each of the three months ended April 1, 2012 and April 3, 2011 was $0.5 million. Of the $0.5 million of expense recorded during each of the three months ended April 1, 2012 and April 3, 2011, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

        Estimated amortization expense related to amortizable intangibles for 2012 through 2016 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2012 (nine months)	$1.4
2013	1.8
2014	1.1
2015	1.0
2016	0.3

Total	$5.6

NOTE 7—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	April 1, 2012	January 1, 2012
Litigation reserve	$23.2	$23.1
Accrued warranties, current portion	12.4	9.6
Accrued payroll and related expenses	11.2	11.5
Accrued bonuses	4.4	6.0
Other accrued expenses	10.4	14.6

	$61.6	$64.8

NOTE 8—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. Management reviews and adjusts the warranty accrual based on estimated warranty repair costs and rates of return. Actual repair costs are charged against the reserve. A tabular presentation of the activity within the warranty accrual account for the three months ended April 1, 2012 and April 3, 2011 is presented below, (in millions):

	April 1, 2012	April 3, 2011
Beginning balance	$31.4	$21.4
Charges and costs accrued	6.1	3.2
Adjustments related to pre-existing warranties (including changes in estimates)	2.5	—
Less repair costs incurred	(5.2)	(0.8)
Change due to foreign currency	0.8	1.1

Ending balance	$35.6	$24.9

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—WARRANTIES (Continued)

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contracts in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $21.5 million and $18.9 million, as of April 1, 2012 and January 1, 2012, respectively, and was included as part of deferred revenue in the consolidated condensed balance sheets.

NOTE 9—CONTINGENCIES

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in IBA power supply systems. On December 21, 2010, a jury verdict in favor of SynQor was returned, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of approximately $27 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million.

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion. The company filed its appeal brief on March 20, 2012.

        Currently all of the asserted claims of the '190 and '021 patent (upon which most of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). Briefing on the appeal of those two patents was completed in April. Final office actions rejecting the asserted claims of the '702 and '083 patents have been issued and are awaiting issuance of the Right of Appeal Notice.

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

        Including interest, supplemental damages, and other items, the Company believes that its maximum exposure related to the above matters is $30 million. The Company has accrued $23.2 million

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—CONTINGENCIES (Continued)

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

NOTE 10—STOCK BASED COMPENSATION PLANS

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

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. The following table presents the non-vested share unit activity under the Company's stock based compensation plans:

	Three Months Ended
	April 1, 2012	April 3, 2011
Non-vested share units granted, in millions	0.1	0.1
Weighted average grant date fair value of non-vested share units	$4.52	$10.90
Stock compensation expense related to share units, in millions	$2.5	$2.0

        The fair value of the options granted during the three months ended April 1, 2012 and April 3, 2011 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended
	April 1, 2012	April 3, 2011
Risk-free interest rate	1%	3%
Volatility	86%	79%
Estimated option life, years	5.8	5.7
Dividend yield	—	—
Stock options granted, in millions	0.1	0.1
Weighted-average grant date fair value of stock options granted	$3.24	$7.73
Stock compensation expense related to stock options, in millions	$0.8	$0.4

NOTE 11—EARNINGS PER SHARE (EPS)

        For the first quarter of fiscal 2012 and 2011, basic earnings per common share ("EPS") were calculated utilizing the "two-class" method. For the first quarter of 2011, diluted EPS was calculated

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (EPS) (Continued)

utilizing the two-class method, while diluted EPS for the first quarter of 2012 was calculated utilizing the "if-converted" method. In prior periods, the Company's outstanding participating redeemable convertible preferred stock was more dilutive under the two-class method; however, given the conversion of such preferred stock into common during the fourth quarter of 2011, together with the issuance of the Series C junior participating convertible preferred stock at the same date, the impact of the outstanding participating securities during the first quarter of 2012 was not more dilutive when computing diluted EPS using the two-class method. As such, the if-converted method was used to compute diluted EPS during the quarter ended April 1, 2012. Instruments classified as Common shares issuable assuming dilution include stock options, non-vested share units, warrants, convertible preferred stock, and convertible debt.

        Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted-average shares outstanding for the period. The Company's Series C junior participating convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as converted basis.

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended
	April 1, 2012	April 3, 2011
Basic EPS
Net income attributable to common stockholders	$5.0	$29.9
Less: undistributed income allocated to participating preferred stockholders	(0.9)	(3.8)

Net income allocated to common stockholders	$4.1	$26.1
Weighted average common shares outstanding (basic)	121.9	103.8

	$0.03	$0.25

Diluted EPS
Net income attributable to common stockholders	$5.0	$29.9
Add: effect of dilutive convertible debt	—	1.1
Less: undistributed income allocated to participating preferred stockholders	—	(2.9)

Net income attributable to common stockholders	$5.0	$28.1

Weighted average common shares outstanding (basic)	121.9	103.8
Common shares issuable assuming dilution	34.3	37.1

Weighted average common shares outstanding (diluted)	156.2	140.9

	$0.03	$0.20

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (EPS) (Continued)

        Using the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options and grant price for these non-vested share units were greater than the average market price of the Company's shares of common stock during the three months ended April 1, 2012 and April 3, 2011 were 5.5 million and 1.3 million, respectively.

NOTE 12—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. The Company recorded $0.3 million loss and $0.2 million earnings during the quarters ended April 1, 2012 and April 3, 2011, respectively, related to the Company's equity share in the earnings (loss) of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the quarters ended April 1, 2012 and April 3, 2011.

        The Company paid $2.1 million and $2.6 million for inventory purchased from the joint venture during the quarters ended April 1, 2012 and April 3, 2011, respectively. At April 1, 2012 and January 1, 2012, the Company owed the joint venture approximately $2.5 million and $2.3 million, respectively.

NOTE 13—SEGMENT INFORMATION

        The Company operates as two reportable business segments in accordance with ASC 280, "Segment Reporting." The Company's chief operating decision maker and management personnel review the Company's performance and make resource allocation decisions by reviewing the results of the two business segments separately. Revenue and operating profit are reviewed by the chief operating decision maker; however, the Company assets are not divided based on business segment.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—SEGMENT INFORMATION (Continued)

        Revenue with respect to operating segments for the quarters ending April 1, 2012 and April 3, 2011 (in millions):

	Three Months Ended
	April 1, 2012	April 3, 2011
Sales:
Renewable Energy Solutions	$148.7	$151.6
Power Solutions	77.0	92.9

Total	$225.7	$244.5

        Operating Income (Loss) by operating segment for the quarter ending April 1, 2012 and April 3, 2011 (in millions):

	Three Months Ended
	April 1, 2012	April 3, 2011
Operating Income (Loss):
Renewable Energy Solutions	$18.7	$43.4
Power Solutions	7.0	13.9

Total segment operating income	$25.7	$57.3

Unallocated amounts:
Corporate and unallocated	(7.2)	(6.1)

Total	$18.5	$51.2

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring and asset impairment charges and litigation are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended January 1, 2012 filed with the SEC on March 1, 2012, and all of our other filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "expect," "anticipate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I. Item 1A. of our 2011 Form 10-K together with further risks discussed in Part II. Item 1A. Risk Factors of this Form 10-Q.

Introduction

Overview

        We are organized into two Strategic Business Units (SBUs"), Renewable Energy Solutions and Power Solutions. The SBUs focus on both the products and services we provide and the customers and end markets that we serve. We are focused on improving our operational and financial performance. Our top objectives are to gain additional market share, execute our operational strategy, and increase profitability and cash flows.

        Our strategy is to gain market share by entering new markets and by providing our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse solar needs. These new product offerings range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in the testing phase. In addition, we have added software management capabilities to our inverter offerings through our Vision software technology in order to allow customers the ability to remotely monitor and control individual PV plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting our medical, rail and industrial equipment customers.

        As part of our strategy for geographic diversification in our Renewable Energy Solutions SBU, we have entered into the North American and Asia Pacific markets and have established new factories in North America and China, as well as product development laboratories, and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marketing, R&D and our global service team as we believe these are key drivers of our business. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain.

        Lastly, we are continuing to drive profitability and improve our cash flows by refining our manufacturing operations thereby reducing our costs to manufacture products and increasing production levels at our new facilities in North America and China. We have stabilized the cost of our Asian operations and continue to work through certain facility ramp-up costs in our North American facility, including significant freight and expedite charges, as we establish a local North American supply chain.

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

  •
  DC/DC converters that modify an existing DC voltage level to a different DC voltage level to meet the power needs of various subsystems and components within electronic equipment. Our DC/DC converters include high-density and low-density "brick" converters that are generally used to control power on communications printed circuit boards and also include POL converters that power devices within an IBA as well as in other applications.

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

        We follow accounting standards set by the Financial Accounting Standards Board, ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. There have been no material changes in our critical accounting policies described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Results of Operations

Consolidated

        Net Sales.    Net sales decreased $18.8 million, or 8%, to $225.7 million for the first quarter of fiscal 2012 from $244.5 million for the first quarter of fiscal 2011. The decrease in sales primarily relates to the Power SBU as a substantial amount of delinquent backlog, built up as a result of the constrained supply chain during fiscal 2010, was cleared out during the first quarter of 2011 favorably impacting net sales in that period, and this favorable impact did not recur during the first quarter of fiscal 2012. In the Renewable Energy SBU the volume of megawatts shipped increased during the first quarter of 2012 over the levels of the same period of 2011, however, price declines due to a competitive pricing environment in negatively impacted revenue.

        Net sales by business segment were as follows, in millions:

	Three Months Ended
	April 1, 2012		April 3, 2011
Renewable Energy Solutions	$148.7	66%	$151.6	62%
Power Solutions	77.0	34%	92.9	38%

Total	$225.7	100%	$244.5	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended
	April 1, 2012		April 3, 2011
Distributors	$108.5	48%	$111.6	46%
OEMs	80.1	35%	87.7	36%
EPCs	36.0	16%	42.8	17%
Service providers	1.1	1%	2.4	1%

Total	$225.7	100%	$244.5	100%

        Net sales for the three months ended April 1, 2012 and April 3, 2011, by end-markets were as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Renewable Energy	66%	62%
Servers, Storage and Networking	18%	17%
Industrial	10%	14%
Network Power Systems	6%	7%

Total	100%	100%

  Gross Profit.

	Three Months Ended
	April 1, 2012	April 3, 2011
Gross profit, in millions	$55.0	$84.3
Gross profit margin	24.4%	34.5%

        Gross profit for the first quarter of fiscal 2012 decreased by $29.3 million to $55.0 million from a gross profit of $84.3 million in the comparable period in 2011. As a percentage of net sales, gross margin decreased to 24.4% for the first quarter of fiscal 2012 from a gross margin of 34.5% for the same period in 2011. Gross margin for the three months ended April 1, 2012 was negatively impacted by macro-economic and industry specific pressures in the European market including an aggressive pricing environment negatively impacting gross margin within the Renewable Energy SBU. Gross margin also declined due to increased warranty related expenses and factory ramp-up costs in North America in our Renewable Energy SBU, offset partially by reductions in material costs.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $3.1 million, or 15%, to $24.2 million for the first quarter of fiscal 2012 from $21.1 million for the same period in 2011. As a percentage of net sales, selling, general and administrative expense increased to 11% for the first quarter of fiscal 2012 from 9% for the same period in fiscal 2011. The increase in selling, general and administrative expense was primarily a result of our investment in the expansion of the sales and marketing teams to support our Renewable Energy business.

        Research and Development.    Research and development expense increased by $0.4 million, or 4%, to $11.7 million for the first quarter of fiscal 2012 from $11.3 million in the first quarter of fiscal 2011. As a percentage of net sales, research and development was 5% for the first quarters of both 2012 and 2011. The increase in research and development spending was primarily due to our continued investments in new product introductions and further expansion of research and development efforts during the first quarter of 2012 as compared with the same period in 2011.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.4 million for both quarters ended April 1, 2012 and April 3, 2011.

        Litigation Charges.    On December 22, 2010, a United States District Court assessed a judgment against the Company indicating that certain of our products directly or indirectly infringe on patents established by SynQor, Inc. and awarded damages plus interest against the Company. See "Legal Proceedings" under Part II, Item 1 of this Quarterly Report on Form 10-Q. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies," we accrued the portion of the contingency that was deemed to be probable and reasonably estimable. During first fiscal quarters of 2012 and 2011, we recorded approximately $0.1 million and $0.2 million, respectively, for interest charges related to the damages accrued.

        Income from Operations.    As a result of the items above, income from operations was $18.5 million for the first quarter of fiscal 2012 compared with income from operations of $51.2 million for the first quarter of fiscal 2011.

        Interest Income (Expense), Net.    Net interest expense was less than $0.1 million for the first quarter of fiscal 2012, compared with net interest expense of approximately $0.9 million for the comparable period in 2011.

        The net interest expense recorded during the quarter ended April 1, 2012 primarily related to amortization of facility issuance costs associated with the $150 million revolving credit facility entered into March 29, 2011. The net interest expense recorded during the quarter ended April 3, 2011 primarily related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%.

        Other Income (Expense), Net.    Net other expense was $9.0 million for the first quarter of fiscal 2012 compared with net other expense of $2.2 million for the same period in 2011. Included in net other expense for the first quarter of fiscal 2012 were losses on foreign currency transactions of approximately $9.1 million compared with losses on foreign currency transactions of approximately $2.5 million in 2011. The increased first quarter 2012 foreign currency remeasurement loss was due primarily to the Euro strengthening over the USD. Our primary foreign currencies are the Euro, the British Pound, and the Chinese RMB.

        Provision for Income Taxes.    The provision for income taxes was $4.2 million for the first quarter of fiscal 2012 compared to $17.5 million for the first quarter of fiscal 2011. The provision for income taxes recorded in both periods primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate increased to 44% for the first quarter of fiscal 2012 from 36% in the first quarter of fiscal 2011 as a result of the change in geographical mix of pre-tax income at our foreign locations.

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

        Equity in earnings (loss) of joint venture.    During the first quarter of fiscal 2012, we recorded a loss of approximately $0.3 million related to our equity share in the earnings (loss) of a joint venture compared with income of $0.2 million recorded during the same quarter of fiscal 2011.

        Preferred stock dividend and accretion.    During the first quarter of fiscal 2011 in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $0.9 million related to the 10% preferred stock dividend and accretion, of which $0.6 million related to preferred dividends declared and $0.3 million related to the periodic accretions under the interest method. The preferred stock was converted to common stock during the fourth quarter of fiscal 2011.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment are as follows, in millions:

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue	$148.7	$151.6
Operating Income	18.7	43.4

        During the first quarter of fiscal 2012, revenue decreased $2.9 million, or 2%, to $148.7 million from $151.6 million during the comparable period of fiscal 2011. The decrease in revenue was a result of price erosion reflecting a more competitive pricing environment in 2012. Partially offsetting the price erosion, sales volumes increased in the first quarter of 2012 from levels of the comparable period in 2011, driven by gains in market share, including our expansion further into Asia and North America. Operating margins decreased to 13% during the first quarter of fiscal 2012 from 30% for the comparable period of 2011 as a result of declines in sales prices, increased warranty costs, ramp-up costs in new factories, as well as increased investment in sales and marketing, service teams, and R&D.

Power Solutions

        Results for the Power Solutions business segment are as follows, in millions:

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue	$77.0	$92.9
Operating Income	7.0	13.9

        During the first quarter of fiscal 2012, revenue decreased $15.9 million, or 17%, compared to fiscal 2011. Revenue for the first quarter of fiscal 2011 was favorably impacted as it included a substantial amount of delinquent backlog, built up as a result of the constrained supply chain during fiscal 2010, which was cleared out during that quarter. Operating margins decreased to 9% during the first quarter of fiscal 2012 as compared to 13% operating margins in the comparable period of 2011. The decreased operating margins were a result of the reduction in sales volumes.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $224.0 million at April 1, 2012 from $204.9 million at January 1, 2012. Our primary sources of cash in the first quarter of fiscal 2012 consisted of $22.6 million of cash generated from operating activities. Our net cash used in investing activities in the first quarter of fiscal 2012 consisted of $9.4 million for the acquisition of property and equipment.

        Cash provided by operating activities of $22.6 million included a decrease in accounts receivable and inventories and an increase in other liabilities of $30.2 million, $4.2 million, and $3.5 million, respectively, partially offset by decreases in accounts payable of $33.1 million.

        The aggregate limit on all credit facilities was approximately $150.8 million at April 1, 2012. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At April 1, 2012, no amounts were outstanding on the credit facilities, and $1.3 million was committed to guarantee letters of credit. After consideration of these commitments, $149.5 million of additional borrowing capacity was available to us as of April 1, 2012. The company was in compliance with all debt covenants at April 1, 2012.

        We currently anticipate that our total capital expenditures for 2012 will be in the range of $30 million to $40 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for at least the next twelve months. We will continue to evaluate our liquidity position, and when and if necessary, explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 12 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations is as follows, in millions:

Year Ending December 31,	Operating Leases
2012 (nine months)	$4.3
2013	5.3
2014	4.5
2015	2.0
2016	0.6
2017 and thereafter	0.5

Total	$17.2

(1)
At April 1, 2012, a tax liability of $6.8 million related to uncertain tax positions was recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates.

        Debt.    Our exposure to interest rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. At April 1, 2012 we had no debt borrowings.

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

        A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $14 million and a reduction of reported net income before income taxes of approximately $4 million in the three months ended April 1, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at April 1, 2012 of approximately $38 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of April 1, 2012, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended April 1, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our various facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 1, 2012. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in IBA power supply systems. On December 21, 2010, a jury verdict in favor of SynQor was returned, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of approximately $27 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million.

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion. The company filed its appeal brief on March 20, 2012.

        Currently all of the asserted claims of the '190 and '021 patent (upon which most of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). Briefing on the appeal of those two patents was completed in April. Final office actions rejecting the asserted claims of the '702 and '083 patents have been issued and are awaiting issuance of the Right of Appeal Notice.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30.0 million. The Company has accrued $23.2 million representing what it believes to be probable and reasonably estimable based on its discussion with and analysis by counsel of the basis for its appeal.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

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

Dated: May 7, 2012	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)