Form 10-Q
period 2012-07-01
POWER ONE INC
filed 2012-07-30
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2012
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

         As of July 19, 2012, 122,252 thousand shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	July 1, 2012	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259,169	$204,881
Accounts receivable:
Trade, less allowance for doubtful accounts: $10,449 at July 1, 2012; $9,763 at January 1, 2012	260,562	233,252
Other	5,163	9,639
Inventories	171,025	160,515
Prepaid expenses and other current assets	12,924	15,351

Total current assets	708,843	623,638
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $90,277 at July 1, 2012; $82,494 at January 1, 2012	90,571	87,223
OTHER INTANGIBLE ASSETS, net	16,417	17,414
OTHER ASSETS	12,714	15,241

TOTAL	$828,545	$743,516

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$200,718	$177,333
Income tax payable	12,017	4,020
Other accrued expenses	69,234	64,754

Total current liabilities	281,969	246,107
DEFERRED REVENUE	25,079	20,707
WARRANTIES, less current portion	26,752	21,824
OTHER LONG-TERM LIABILITIES	11,979	14,293
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series C junior participating convertible preferred stock, par value $0.001; liquidation preference $1,000 per share; 36.900 shares authorized; 36.375 shares outstanding and convertible into 26,944 shares of common stock at July 1, 2012 and January 1, 2012	36,326	36,326
Common stock, par value $0.001; 300,000 shares authorized; 121,090 and 121,844 shares issued and outstanding at July 1, 2012 and January 1, 2012	121	122
Additional paid-in capital	654,279	652,971
Accumulated other comprehensive income	(6,769)	4,048
Accumulated deficit	(201,191)	(252,882)

Total stockholders' equity	482,766	440,585

TOTAL	$828,545	$743,516

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
NET SALES	$321,522	$260,304	$547,271	$504,847
COST OF GOODS SOLD	224,021	172,926	394,786	333,211

GROSS PROFIT	97,501	87,378	152,485	171,636
EXPENSES:
Selling, general and administrative	25,392	20,895	49,639	41,980
Research and development	11,947	12,086	23,688	23,382
Amortization of intangible assets	409	468	822	910
Litigation	—	638	82	873

Total expenses	37,748	34,087	74,231	67,145

INCOME FROM OPERATIONS	59,753	53,291	78,254	104,491
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	643	709	845	1,192
Interest expense	(567)	(1,631)	(806)	(3,018)
Other income (expense), net	12,214	(4,496)	3,263	(6,709)

Total interest and other income (expense), net	12,290	(5,418)	3,302	(8,535)

INCOME BEFORE INCOME TAXES	72,043	47,873	81,556	95,956
PROVISION FOR INCOME TAXES	25,249	16,601	29,480	34,052

INCOME BEFORE EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	46,794	31,272	52,076	61,904
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	(82)	413	(385)	595

NET INCOME	$46,712	$31,685	$51,691	$62,499

PREFERRED STOCK DIVIDEND AND ACCRETION	—	870	—	1,736

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$46,712	$30,815	$51,691	$60,763

BASIC EARNINGS PER SHARE	$0.31	$0.26	$0.35	$0.51

DILUTED EARNINGS PER SHARE	$0.30	$0.21	$0.33	$0.41

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	121,901	103,636	121,898	103,713

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	155,828	140,283	156,030	140,602

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
NET INCOME	$46,712	$31,685	$51,691	$62,499
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(22,493)	8,491	(10,817)	27,414

COMPREHENSIVE INCOME	$24,219	$40,176	$40,874	$89,913

See notes to unaudited consolidated condensed financial statements.

 POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,691	$62,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,033	8,785
Undistributed (earnings) loss of joint venture	385	(595)
Stock compensation	6,799	5,660
Foreign exchange (gain) loss	(4,035)	5,479
Net loss on disposal of property and equipment	160	657
Deferred income taxes	(618)	945
Changes in operating assets and liabilities:
Accounts receivable, net	(26,996)	41,514
Inventories	(12,735)	(16,267)
Prepaid expenses and other current assets	206	1,797
Accounts payable	26,986	(81,208)
Income tax payable	8,262	(102,614)
Other accrued expenses	7,041	(1,839)
Other liabilities	10,463	6,791

Net cash provided by (used in) operating activities	78,642	(68,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property & equipment	(14,492)	(19,238)
Other assets	77	(856)

Net cash used in investing activities	(14,415)	(20,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of borrowings on long-term debt	—	(108)
Payments of debt issuance costs	—	(1,987)
Repurchases of common stock	(4,829)	(5,213)
Issuance of common stock	13	400
Cash paid to satisfy nonvested share related employee tax withholding obligations	(676)	(847)
Dividends paid	—	(1,181)

Net cash used in financing activities	(5,492)	(8,936)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,447)	12,234

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,288	(85,192)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204,881	227,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$259,169	$142,715

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$232	$1,958
Cash paid for income taxes, net of refunds	$21,755	$136,474

See notes to unaudited consolidated condensed financial statements.

 SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the six months ended July 1, 2012 and July 3, 2011, the Company recorded approximately $0.4 million loss and $0.6 million earnings, respectively, in "Equity in earnings (loss) of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings (loss) from the joint venture for which it holds a minority interest.

        During the six months ended July 1, 2012 and July 3, 2011, an additional $1.8 million and $1.1 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2012. The balance sheet at January 1, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three-month and six-month periods ended July 1, 2012 and cash flows for the six-month period ended July 1, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 30, 2012 or for future periods.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month and six-month periods ended July 1, 2012 and July 3, 2011 were 13-week and 26-week periods, respectively.

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

portion of the guidance issued in June 2011 that requires reclassification adjustments from other comprehensive income be measured and presented by income statement line item in net income and also in other comprehensive income. The proposed deferral of this guidance was finalized by the FASB in December 2011. The deferral is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the proposed deferral guidance will have a material impact on its consolidated financial statements when and if adoption is required.

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

        In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

        The Company had money market fund investments, primarily invested in US treasuries, totaling $114.8 million as of July 1, 2012 which utilize Level 1 valuation techniques.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

NOTE 4—INVESTMENTS

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.3 million and $2.7 million at July 1, 2012 and January 1, 2012, respectively. During the three and six months ended July 1, 2012, the Company recorded equity in earnings (loss) in joint venture of approximately $0.1 million loss and $0.4 million loss, respectively, in its consolidated condensed statements of operations. During the three and six months ended July 3, 2011, the Company recorded equity in earnings in joint venture of approximately $0.4 million and $0.6 million, respectively, in its consolidated condensed statements of operations. See Note 12.

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	July 1, 2012	January 1, 2012
Raw materials	$118.1	$107.9
Subassemblies-in-process	5.0	6.7
Finished goods	47.9	45.9

	$171.0	$160.5

        The Company looks at historical and projected usage for inventory in determining what is excess and obsolete. We estimate the projected usage of each inventory item by performing a quarterly analysis of expected future usage of raw materials, subassemblies-in-process and finished goods on an item by item basis. Such analysis includes the consideration of current sales backlog supported by customer purchase orders as well as forecasted sales of each inventory item for the next four quarters. Forecasted sales of each inventory item takes into consideration historical usage during the last 12 months, expected demand in the next 12 months, known or anticipated technological changes, the commonality of components and sub-assemblies used in multiple products, the maturity level of the product in its life cycle, and any other macroeconomic factors. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. Any inventory in excess of this demand is written off.

        During the six months ended July 1, 2012 and July 3, 2011 the Company wrote off approximately $3.2 million and $1.9 million, respectively, related to excess and obsolete inventory and recorded the

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES (Continued)

charges as costs of goods sold. During the three months ended July 1, 2012 and July 3, 2011 the Company wrote off approximately $1.7 million and $1.9 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	July 1, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	2.4	3.2	7
Customer relationships	5.2	4.2	1.0	7
Other	6.3	5.5	0.8	17

Subtotal	17.1	12.1	5.0	11

Total	$28.5	$12.1	$16.4

	January 1, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	2.0	3.6	7
Customer relationships	5.3	3.9	1.4	7
Other	6.3	5.3	1.0	17

Subtotal	17.2	11.2	6.0	11

Total	$28.6	$11.2	$17.4

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

        Total amortization expense for each of the six months ended July 1, 2012 and July 3, 2011 was $0.9 million and $1.1 million, respectively. Of the $0.9 million of expense recorded during the six

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

months ended July 1, 2012, $0.8 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold. Of the $1.1 million of expense recorded during the six months ended July 3, 2011, $0.9 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Total amortization expense for each of the three months ended July 1, 2012 and July 3, 2011 was $0.5 million. Of the $0.5 million of expense recorded during each of the three months ended July 1, 2012 and July 3, 2011, $0.4 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2012 through 2016 is as follows (in millions):

Year Ending December 31,	Amortization Expense
2012 (six months)	$0.9
2013	1.8
2014	1.1
2015	0.9
2016	0.3

Total	$5.0

NOTE 7—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	July 1, 2012	January 1, 2012
Litigation reserve	$23.2	$23.1
Accrued warranties, current portion	14.8	9.6
Accrued payroll and related expenses	12.7	11.5
Accrued bonuses	7.6	6.0
Other accrued expenses	10.9	14.6

	$69.2	$64.8

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

(Unaudited)

NOTE 8—WARRANTIES (Continued)

the activity within the warranty accrual account for the six months ended July 1, 2012 and July 3, 2011 is presented below, (in millions):

	July 1, 2012	July 3, 2011
Beginning balance	$31.4	$21.4
Charges and costs accrued	15.6	10.6
Adjustments related to pre-existing warranties (including changes in estimates)	5.3	(0.1)
Less repair costs incurred	(10.0)	(4.7)
Change due to foreign currency	(0.8)	1.7

Ending balance	$41.5	$28.9

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contracts in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $22.1 million and $18.9 million, as of July 1, 2012 and January 1, 2012, respectively, and was included as part of deferred revenue in the consolidated condensed balance sheets.

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

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion. The company filed its appeal brief on March 20, 2012. On May 14, 2012 SynQor filed its response and on June 18, 2012 Power-One filed its reply. Oral argument has not been scheduled.

        Currently all of the asserted claims of the '190 and '021 patent (upon which most of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). The initial round of briefing on the appeal of those two patents

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—CONTINGENCIES (Continued)

was completed as of April 2012. In the '702 and '083 reexaminations, actions closing prosecution have been issued in which the asserted claims of the '702 and '083 patents have been rejected, and the parties are awaiting issuance of the Right of Appeal Notice.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30.0 million. As of July 1, 2012 the Company has accrued $23.2 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

NOTE 10—STOCK BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with ASC 718, "Compensation—Stock Compensation." The Company has granted stock awards under its 1996 and 2004 stock incentive plans which generally vest between one and four years from the date of grant.

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. Stock compensation expense related to non-vested share units, including performance-based share units, for the three months ended July 1, 2012 and July 3, 2011 was $2.5 million. Stock compensation expense related to non-vested share units, including performance-based share units, for the six months ended July 1, 2012 and July 3, 2011 was $5.0 million and $4.5 million, respectively. The following table presents the non-vested share unit activity for which only a service condition exists under the Company's stock based compensation plans:

  Non-Vested Share Units—Service Based

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Non-vested share units granted, in millions	1.2	0.6	1.2	0.6
Weighted average grant date fair value of non-vested share units	$4.27	$8.09	$4.27	$8.27

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—STOCK BASED COMPENSATION PLANS (Continued)

  Non-Vested Share Units—Market Based

        The non-vested share units granted that are performance share units (PSUs) which vest dependent upon the performance of the Company's stock price measured over a three-year period against a specified index. These market based stock awards are eligible for a maximum payout of 150% of the share units granted. The table below represents the share unit activity and assumptions used to determine the fair value of the PSUs as estimated on the date of the grants by utilizing the Monte Carlo Simulation method calculation. The Monte Carlo Simulation method was used as the share units contain market condition criteria. The following table presents the assumptions used to determine the valuation of the PSUs for the three and six months ended July 1, 2012 and July 3, 2011:

	Three and Six Months Ended
	July 1, 2012	July 3, 2011
Non-vested share units granted, in millions	0.6	0.5
Risk-free interest rate	0.4%	1.0%
Volatility	67%	84%
Expected term, years	3.0	3.0
Grant date fair value of non-vested share units	$4.35	$8.52

  Stock Options

        The fair value of the stock options granted during the three and six months ended July 1, 2012 and July 3, 2011 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Risk-free interest rate	1.2%	2.5%	1.3%	2.5%
Volatility	87%	85%	87%	85%
Estimated option life, years	5.8	5.8	5.8	5.8
Dividend yield	—	—	—	—
Stock options granted, in millions	1.9	1.1	2.0	1.1
Weighted-average grant date fair value of stock options	$3.05	$5.77	$3.05	$5.77
Stock compensation expense related to stock options, in millions	$0.9	$0.8	$1.8	$1.1

NOTE 11—EARNINGS PER SHARE (EPS)

        For the three and six months ended July 1, 2012 and July 3, 2011, basic earnings per common share ("EPS") was calculated utilizing the "two-class" method. For the three and six months ended July 3, 2011, diluted EPS was calculated utilizing the two-class method, while diluted EPS for the three

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (EPS) (Continued)

and six months ended July 1, 2012 was calculated utilizing the "if-converted" method. In prior periods, the Company's outstanding participating redeemable convertible preferred stock was more dilutive under the two-class method; however, given the conversion of such preferred stock into common during the fourth quarter of 2011, together with the issuance of the Series C junior participating convertible preferred stock at the same date, the impact of the outstanding participating securities during the three and six months ended July 1, 2012 was not more dilutive when computing diluted EPS using the two-class method. As such, the if-converted method was used to compute diluted EPS during the three and six months ended July 1, 2012.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (EPS) (Continued)

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic EPS
Net income attributable to common stockholders	$46.7	$30.8	$51.7	$60.8
Less: undistributed income allocated to participating preferred stockholders	8.5	3.9	9.4	7.8

Net income allocated to common stockholders	$38.2	$26.9	$42.3	$53.0
Weighted average common shares outstanding (basic)	121.9	103.6	121.9	103.7

	$0.31	$0.26	$0.35	$0.51

Diluted EPS
Net income attributable to common stockholders	$46.7	$30.8	$51.7	$60.8
Add: effect of dilutive convertible debt	—	1.0	—	2.3
Less: undistributed income allocated to participating preferred stockholders	—	3.0	—	5.9

Net income attributable to common stockholders	$46.7	$28.8	$51.7	$57.2

Weighted average common shares outstanding (basic)	121.9	103.6	121.9	103.7
Common shares issuable assuming dilution	33.9	36.7	34.1	36.9

Weighted average common shares outstanding (diluted)	155.8	140.3	156.0	140.6

	$0.30	$0.21	$0.33	$0.41

        Employee equity share options, unvested shares, convertible preferred stock, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, and non-vested share units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three and six months ended July 1, 2012 was 7.2 million and 6.4 million, respectively, and during the three and six months ended July 3, 2011 was 2.2 million and 1.8 million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. During the three and six months ended July 1, 2012, the Company recorded $0.1 million loss and $0.4 million loss, respectively, related to the company's equity share in the joint venture. During the three and six months ended July 3, 2011, the Company recorded $0.4 million and $0.6 million gain, respectively, related to the Company's equity share in the earnings of the joint venture.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are for sales to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are for sale to third parties. No revenue was recognized related to the joint venture during the three and six months ended July 1, 2012 or July 3, 2011.

        The Company paid $2.1 million and $6.8 million for inventory purchased from the joint venture during the quarters ended July 1, 2012 and July 3, 2011, respectively, and $4.2 million and $9.4 million for inventory purchased from the joint venture during the six months ended July 1, 2012 and July 3, 2011, respectively. At July 1, 2012 and January 1, 2012, the Company owed the joint venture approximately $3.1 million and $2.3 million, respectively.

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

        The Company is organized into the Renewable Energy Solutions and Power Solutions segments based on the products and services provided. Renewable Energy Solutions offers inverters and accessories for the photovoltaic/solar ("PV") and wind markets. These inverters convert DC energy from solar panels and wind turbines into AC energy for customer use or for the utility grid. The Power Solutions segment represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—SEGMENT INFORMATION (Continued)

        Revenue with respect to operating segments for the quarters and six months ended July 1, 2012 and July 3, 2011, (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sales:
Renewable Energy Solutions	$254.6	$180.0	$403.4	$331.6
Power Solutions	66.9	80.3	143.9	173.2

Total	$321.5	$260.3	$547.3	$504.8

        Operating Income (Loss) by operating segment for the quarters and six months ended July 1, 2012 and July 3, 2011 is as follows, (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Operating Income (Loss):
Renewable Energy Solutions	$65.3	$56.0	$84.0	$101.5
Power Solutions	2.3	3.1	9.3	14.9

Total segment operating income	67.6	59.1	93.3	116.4

Unallocated amounts:
Corporate and unallocated	(7.8)	(5.8)	(15.0)	(11.9)

Total	$59.8	$53.3	$78.3	$104.5

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

        Our strategy is to gain market share by entering new markets and by providing our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse power and solar needs. These new product offerings range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in the testing phase. In addition, we have added software management capabilities to our inverter offerings through our Vision software technology in order to allow customers the ability to remotely monitor and control individual PV plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting our medical, rail and industrial equipment customers.

        We are focused on improving our operational strategy and are implementing lean manufacturing processes at all of our factories. In addition, we are reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain. As part of our strategy for geographic diversification in our Renewable Energy Solutions SBU, we have entered into the North American and Asia Pacific markets and have established new factories in North America and China, as well as product development laboratories, and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marketing, R&D and our global service team as we believe these are key drivers of our business.

        Lastly, we are continuing to drive profitability and improve our cash flows by refining our manufacturing operations thereby reducing our costs to manufacture products and increasing production levels at our facilities in North America and China. We have stabilized the cost of our

Asian operations and continue to work through certain facility ramp-up costs in our North American facility, including significant freight and expedite charges, as we establish a local North American supply chain.

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

Results of Operations

Consolidated

        Net Sales.    Net sales increased $42.5 million, or 8%, to $547.3 million for the first six months of fiscal 2012 from $504.8 million for the first six months of fiscal 2011. The increase in sales primarily relates to increases in the volume of megawatts shipped within the Renewable Energy SBU during the first six months of 2012 over the levels of the same period of 2011, as demand increased in advance of Feed-in-Tariff reductions in Germany and Italy. During the end of the second quarter of 2012, Germany and Italy enacted reductions in the levels of Feed-in-Tariffs offered which will be effective during the third quarter of 2012. The volume increase was partially offset by price declines due to a competitive pricing environment resulting in a negative impact to revenue. Revenue increases in the Renewable Energy SBU, were partially offset by decreases in the Power SBU as a result of softening within the power industry during fiscal 2012, and due to a substantial amount of delinquent backlog, built up as a result of the constrained supply chain during fiscal 2010, was cleared out during the first quarter of 2011 favorably impacting net sales in that period, and this favorable impact did not recur during the first six months of fiscal 2012.

        Net sales increased $61.2 million, or 24%, to $321.5 million for the second quarter of fiscal 2012 from $260.3 million in the comparable period of 2011. The increase in revenue relates to volume increases in the Renewable Energy SBU as demand increased in advance of Feed-in-Tariff changes in Germany and Italy. These increases in revenue were offset partially by a decrease in revenue for the Power SBU as a result of softening within the industry across all product lines, most notably impacting the Network Power Systems market.

        Net sales by business segment were as follows, in millions:

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
Renewable Energy Solutions	$254.6	79%	$180.0	69%	$403.4	74%	$331.6	66%
Power Solutions	66.9	21%	80.3	31%	143.9	26%	173.2	34%

Total	$321.5	100%	$260.3	100%	$547.3	100%	$504.8	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
Distributors	$184.7	58%	$116.4	45%	$293.2	54%	$228.4	45%
OEMs	77.5	24%	92.6	35%	157.7	29%	179.9	36%
EPCs	58.7	18%	50.8	20%	94.7	17%	93.6	18%
Service providers	0.6	—	0.5	—	1.7	—	2.9	1%

Total	$321.5	100%	$260.3	100%	$547.3	100%	$504.8	100%

        Net sales for the three and six months ended July 1, 2012 and July 3, 2011 by end-markets under this new classification were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Renewable Energy	79%	69%	74%	66%
Servers, Storage and Networking	10%	14%	14%	15%
Industrial Equipment	9%	11%	9%	13%
Network Power Systems	2%	6%	3%	6%

Total	100%	100%	100%	100%

  Gross Profit.

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Gross profit, in millions	$97.5	$87.4	$152.5	$171.6
Gross profit margin	30.3%	33.6%	27.9%	34.0%

        Gross profit for the first six months of fiscal 2012 decreased by $19.1 million to $152.5 million from a gross profit of $171.6 million in the comparable period in 2011. As a percentage of net sales, gross margin decreased to 27.9% for the first six months of fiscal 2012 from a gross margin of 34.0% for the same period in 2011. Gross profit for the second quarter of fiscal 2012 was $97.5 million compared with a gross profit of $87.4 million in the comparable period in 2011. As a percentage of net sales, gross margin decreased to 30.3% for the second quarter of fiscal 2012 from a gross margin of 33.6% for the same period in 2011.

        Gross margin for the quarter and six months ended July 1, 2012 was negatively impacted as a result of competitive pressures within the Renewable Energy SBU. Gross margin also declined due to increased warranty related expenses and factory ramp-up costs in North America in our Renewable Energy SBU, offset partially by reductions in material costs.

        Selling, General and Administrative Expense.    Selling, general and administrative expense increased $7.6 million, or 18%, to $49.6 million for the first six months of fiscal 2012 from $42.0 million for the same period in 2011. As a percentage of net sales, selling, general and administrative expense increased to 9% for the first six months of fiscal 2012 from 8% for the same period in fiscal 2011. The increase in selling, general and administrative expense was primarily a result of our investment in the expansion of the sales and marketing teams to support our Renewable Energy business.

        Selling, general and administrative expense increased $4.5 million, or 22%, to $25.4 million for the second quarter of fiscal 2012 from $20.9 million for the same period in 2011. As a percentage of net sales, selling, general and administrative was 8% for the second quarter of both fiscal 2012 and fiscal 2011.

        Research and Development.    Research and development expense increased by $0.3 million, or 1%, to $23.7 million for the first six months of fiscal 2012 from $23.4 million in the first six months of fiscal 2011. As a percentage of net sales, research and development decreased to 4% for the first six months of fiscal 2012 compared with 5% for the same period of 2011. Research and development remained relatively flat at $11.9 million in the second quarter of fiscal 2012 compared with $12.1 million in the second quarter of fiscal 2011. As a percentage of net sales, research and development decreased to 4%

during the second quarter of 2012 from 5% during the same period of 2011. Research and development spending related to our continued investments in innovative new products.

        Amortization of Intangible Assets.    Amortization of intangible assets was $0.8 million for the six-month period ended July 1, 2012 compared to $0.9 million for the same period in July 3, 2011. Amortization of intangible assets was $0.4 million for the second quarter of fiscal 2012 compared to $0.5 million in the second quarter of 2011.

        Litigation Charges.    On December 22, 2010, a United States District Court assessed a judgment against the Company indicating that certain of our products directly or indirectly infringe on patents established by SynQor, Inc. and awarded damages plus interest against the Company. See "Legal Proceedings" under Part II, Item 1 of this Quarterly Report on Form 10-Q. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies," we accrued the portion of the contingency that was deemed to be probable and reasonably estimable. During the six-month periods ended July 1, 2012 and July 3, 2011, we recorded approximately $0.1 million and $0.9 million, respectively, for interest charges related to the damages accrued. During the quarter ended July 3, 2011, we recorded approximately $0.6 million for interest charges related to the damages accrued.

        Income from Operations.    As a result of the items above, income from operations was $78.3 million for the first six months of fiscal 2012 compared with income from operations of $104.5 million for the first six months of fiscal 2011. Income from operations was $59.8 million for the second quarter of fiscal 2012 compared with income from operations of $53.3 million for second quarter of fiscal 2011.

        Interest Income (Expense), Net.    Net interest expense was less than $0.1 million for the first six months of fiscal 2012, compared with net interest expense of approximately $1.8 million for the comparable period in 2011. Net interest expense was less than $0.1 million for the second quarter of fiscal 2012, compared with net interest expense of approximately $0.9 million for the comparable period in 2011.

        The net interest expense recorded during the quarter and six months ended July 1, 2012 primarily related to amortization of issuance costs associated with the $150 million revolving credit facility entered into March 29, 2011. The net interest expense recorded during the quarter and six months ended July 3, 2011 primarily related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%.

        Other Income (Expense), Net.    Net other income was $3.3 million for the first six months of fiscal 2012 compared with net other expense of $6.7 million for the same period in 2011. Included in net other income for the first six months of fiscal 2012 were gains on foreign currency transactions of approximately $3.1 million compared with losses on foreign currency transactions of approximately $4.9 million in 2011. Net other income was $12.2 million for the second quarter of fiscal 2012 compared with net other expense of $4.5 million for the same period in 2011. Net other income for the second quarter of fiscal 2012 consisted of gains on foreign currency transactions of approximately $12.2 million compared with losses on foreign currency transactions of approximately $2.4 million in 2011. The gains, related to remeasurement of foreign currency transactions, during the second quarter and first six months of 2012 were due primarily to the Euro weakening against the USD, and conversely the losses incurred during the quarter and first six months of 2011 were due to the Euro strengthening against the USD. Our primary foreign currencies are the Euro, the Chinese RMB, and the British Pound.

        Provision for Income Taxes.    The provision for income taxes was $29.5 million for the first six months of fiscal 2012 compared to $34.1 million for the first six months of fiscal 2011. The provision for income taxes was $25.2 million for the second quarter of fiscal 2012 as compared to $16.6 million recorded during the second quarter of fiscal 2011. The provision for income taxes recorded in both periods primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate increased to 36.1% for the first six months of fiscal 2012 from 35.5% in the first six months of fiscal 2011 and to 35.0% for the second quarter of fiscal 2012 from 34.7% in the second quarter of fiscal 2011, as a result of the change in geographical mix of pre-tax income at our foreign locations.

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

        Equity in earnings (loss) of joint venture.    During the first six months of fiscal 2012, we recorded a loss of approximately $0.4 million related to our equity share in the earnings (loss) of a joint venture compared with income of $0.6 million recorded during the same period in fiscal 2011. During the second quarter of fiscal 2012, we recorded a loss of approximately $0.1 million related to our equity share in the earnings (loss) of a joint venture compared with income of $0.4 million recorded during the same quarter of fiscal 2011. Losses incurred by the joint venture during the first six months of 2012 relate to softness in the power industry as certain customers delayed their orders in light of the uncertain macroeconomic environment.

        Preferred stock dividend and accretion.    During the first six months of fiscal 2011 in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $1.7 million related to the 10% preferred stock dividend and accretion, of which $1.2 million related to preferred dividends declared and $0.5 million related to the periodic accretions under the interest method. During the second quarter of fiscal 2011, we recorded $0.9 million, consisting of $0.6 million related to the preferred stock dividend and $0.3 million related to the periodic accretions under the interest method. The preferred stock was converted to common stock during the fourth quarter of fiscal 2011.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the three and six months ended July 1, 2012 and July 3, 2011 are as follows, in millions:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue	$254.6	$180.0	$403.4	$331.6
Operating Income	65.3	56.0	84.0	101.5

        During the first six months of fiscal 2012, revenue increased $71.8 million, or 22%, to $403.4 million from $331.6 million during the comparable period of fiscal 2011. During the second quarter of fiscal 2012, revenue increased $74.6 million, or 41%, to $254.6 million from $180.0 million during the comparable period of fiscal 2011. The increase in revenue was a result of volume increases in megawatts shipped, due to higher demand in Europe based on anticipated reductions in Feed-in-Tariffs in Germany and Italy, and gains in market share within Europe.

        Operating margins decreased to 21% during the first six months of fiscal 2012 from 31% for the comparable period of 2011 as a result of declines in sales prices, increased warranty costs, ramp-up costs in new factories, as well as increased investment in sales and marketing, service teams. Operating margins decreased to 26% during the second quarter of fiscal 2012 from 31% for the comparable period of 2011 as a result of declines in sales prices, increased warranty costs, ramp-up costs in new factories, as well as increased investment in sales and marketing, service teams, and R&D.

Power Solutions

        Results for the Power Solutions business segment for the three and six months ended July 1, 2012 and July 3, 2011 are as follows, in millions: follows, in millions:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue	$66.9	$80.3	$143.9	$173.2
Operating income	2.3	3.1	9.3	14.9

        During the first six months of fiscal 2012, revenue decreased $29.3 million, or 17%, to $143.9 million from $173.2 million during the comparable period of fiscal 2011. Operating margins decreased to 6% during the first six months of fiscal 2012 as compared to 9% operating margins in the comparable period of 2011. Revenue for the first six months of fiscal 2011 was favorably impacted as it included a substantial amount of delinquent backlog, built up as a result of the constrained supply chain during fiscal 2010, which was cleared out during that six-month period. The decreased operating margins were a result of the reduction in sales volumes.

        During the second quarter of fiscal 2012, revenue decreased $13.4 million, or 17%, compared to fiscal 2011. Operating margins decreased to 3% during the second quarter of 2012 as compared to 4% during the second quarter of fiscal 2011. The decrease in revenue and operating margins for the second quarter of fiscal 2012 as compared with the same period of 2011 was due to industry-wide softening across all markets.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $259.2 million at July 1, 2012 from $204.9 million at January 1, 2012. Our primary sources of cash in the first six months of fiscal 2012 consisted of $78.6 million of cash generated from operating activities. Our net cash used in investing activities in the first six months of fiscal 2012 consisted of $14.5 million for the acquisition of property and equipment. Cash used in financing activities included $4.8 million used to repurchase 1.1 million shares of our common stock.

        Cash provided by operating activities of $78.6 million included increases in accounts payable and other accrued expenses of $27.0 million and $7.0 million, respectively, partially offset by increases in accounts receivable and inventories of $27.0 million and $12.7 million, respectively. In addition, $21.8 million was used for the payment of income taxes primarily related to our profitable European entities.

        The aggregate limit on all credit facilities was approximately $150.8 million at July 1, 2012. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At July 1, 2012, no amounts were outstanding on the credit facilities, and

$1.3 million was committed to guarantee letters of credit. After consideration of these commitments, $149.5 million of additional borrowing capacity was available to us as of July 1, 2012. The company was in compliance with all debt covenants at July 1, 2012.

        Our total in cash and cash equivalents held outside of the United States in various foreign subsidiaries was approximately $249 million as of July 1, 2012. Historically, we have deemed the earnings of our foreign subsidiaries to be permanently reinvested in the foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the United States were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. With respect to our U.S. operations, we believe that cash and cash equivalents held in the United States; expected cash generated from our U.S. operations; and borrowings available under our U.S. credit facility; are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock) without the repatriation of undistributed earnings in the form of cash and cash equivalents of our subsidiaries outside the U.S.

        We currently anticipate that our total capital expenditures for 2012 will be in the range of $30 million to $40 million primarily for manufacturing equipment, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        We establish the allowance for doubtful accounts based on our assessment of the collectability of individual customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. Accounts receivable are provided for at the point it is probable that the receivable is uncollectible.

        Currently we have not experienced any increasing trends in uncollectible accounts that are material to our financial statements; however, we continue to focus on the impacts of the European sovereign debt crisis which has reduced the availability of capital and credit markets impacting our customers in the Renewable Energy segment and may in turn impact our ability to collect our receivables from our European customers. Availability of capital to our customer correlates to the markets in which government incentives and feed-in tariffs are offered, and the increases or decreases of available customer financing follows the increases and decreases in such incentives in most markets. Accordingly, as a result of the uncertainty in Europe, we have established credit insurance covering approximately 65% of our European receivables, established upfront credit limits with our customers, require certain customers to provide bank guarantees and letters of credit, and have required certain customers to make advanced payment for product in order to mitigate uncollectible accounts.

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

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 12 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments.    A summary of our future contractual payments related to lease obligations and other commitments is as follows, in millions:

Year Ending December 31,	Operating Leases
2012 (six months)	$2.8
2013	5.2
2014	4.4
2015	2.3
2016	0.6
2017 and thereafter	0.5

Total	$15.8

        At July 1, 2012, a tax liability of $6.7 million related to uncertain tax positions was recorded under FIN 48. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our FIN 48 liabilities.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates.

        Debt.    Our exposure to interest rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. At July 1, 2012 we had no debt borrowings.

        Foreign Currency.    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. We may hedge these foreign currency exposures based on our assessment of their significance. As of July 1, 2012 we had not entered into any foreign currency hedges.

        A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $39 million and a reduction of reported net income before income taxes of approximately $13 million in the six months ended July 1, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at July 1, 2012 of approximately $46 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of July 1, 2012, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended July 1, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion. The company filed its appeal brief on March 20, 2012. On May 14, 2012 SynQor filed its response and on June 18, 2012 Power-One filed its reply. Oral argument has not been scheduled.

        Currently all of the asserted claims of the '190 and '021 patent (upon which most of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). The initial round of briefing on the appeal of those two patents was completed as of April 2012. In the '702 and '083 reexaminations, actions closing prosecution have issued in which the asserted claims of the '702 and '083 patents have been rejected, and the parties are awaiting issuance of the Right of Appeal Notice.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to this matter is $30.0 million. As of July 1, 2012 the Company has accrued $23.2 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        The following is a table summarizing the issuer's purchases of its own equity securities during the quarter ended July 1, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
April 2 - April 30	—	—	—
May 1 - May 31	—	—	—
June 1 - July 1	1.1	$4.37	4.7

Total	1.1	$4.37	4.7

        In September 2010, the Company announced that it had received authorization from its Board of Directors to purchase up to 10 million shares of its outstanding common stock in open-market transactions. At July 1, 2012, 5.3 million shares remained available for purchase in accordance with this authorization. This authorization expires on September 21, 2012.

Item 5—Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on May 1, 2012. Proxies were solicited by the Company, pursuant to Regulation 14 under the Securities Exchange Act of 1934, to (i) elect the members of the Board of Directors; (ii) to adopt an advisory resolution on named executive officer compensation; (iii) to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2012 fiscal year; (iv) to transact other business properly presented and any adjournment or postponement thereof.

        Proxies representing 108,619,876 shares of common stock eligible to vote at the meeting, or 89.07% of the outstanding shares, were voted.

        All common stock directors nominated by the Company were elected. The following is a separate tabulation with respect to the vote for each nominee:

	Votes For	Votes Withheld	Broker Non-Votes
Jon Gacek	76,862,041	170,403	28,312,994
Kambiz Hooshmand	79,185,705	172,944	28,312,994
Mark Melliar-Smith	77,130,252	170,803	28,312,994
Richard M. Swanson	77,535,084	170,473	28,312,994
Richard J. Thompson	77,255,847	135,371	28,312,994
Jay Walters	79,076,914	170,603	28,312,994
Kyle Ryland	76,012,970	170,153	28,312,994
Ajay Shah	75,996,461	171,279	28,312,994

        The advisory resolution approving the compensation of the Named Executive Officers (NEO's) was approved by 96.27% of the shares voted at the meeting of stockholders as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
77,310,880	2,840,077	155,925	28,312,994

        The appointment of Deloitte & Touche as the Company's independent registered public accounting firm for fiscal 2012 was ratified by 96.67% of the shares voted. The following is a breakdown of the vote.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
105,001,191	3,462,578	156,107	-0-

        The transaction of other business properly presented and any adjournment or postponement thereof was approved by 52.21% of the shares voted. The following is a breakdown of the vote.

Votes For	Votes Against	Votes Abstained	Broker Non-Votes
56,719,789	49,834,214	2,065,873	-0-

Item 6—Exhibits

(a) Exhibits
10.1	Separation Agreement and Release of Claims effective June 29, 2012 between Power-One, Inc. and Neil Dial
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2012	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)