Form 10-Q
period 2012-09-30
POWER ONE INC
filed 2012-10-26
CIK 1042825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

         As of October 16, 2012, 121,460,653 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Consolidated Condensed Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	September 30, 2012	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$251,940	$204,881
Investments in fixed-income securities	35,440	—
Accounts receivable:
Trade, less allowance for doubtful accounts: $12,597 at September 30, 2012; $9,763 at January 1, 2012	249,021	233,252
Other	7,809	9,639
Inventories	187,565	160,515
Prepaid expenses and other current assets	14,377	15,351

Total current assets	746,152	623,638
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $89,669 at September 30, 2012; $82,494 at January 1, 2012	95,376	87,223
OTHER INTANGIBLE ASSETS, net	15,976	17,414
OTHER ASSETS	12,570	15,241

TOTAL	$870,074	$743,516

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$183,995	$177,333
Income tax payable	26,216	4,020
Other accrued expenses	72,502	64,754

Total current liabilities	282,713	246,107
DEFERRED REVENUE	27,170	20,707
WARRANTIES, less current portion	31,003	21,824
OTHER LONG-TERM LIABILITIES	12,180	14,293
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series C junior participating convertible preferred stock, par value $0.001; liquidation preference $1,000 per share; 36.900 shares authorized; 36.375 shares outstanding and convertible into 26,944 shares of common stock at September 30, 2012 and January 1, 2012	36,326	36,326
Common stock, par value $0.001; 300,000 shares authorized; 121,392 and 121,844 shares issued and outstanding at September 30, 2012 and January 1, 2012	121	122
Additional paid-in capital	658,589	652,971
Accumulated other comprehensive income	2,040	4,048
Accumulated deficit	(180,068)	(252,882)

Total stockholders' equity	517,008	440,585

TOTAL	$870,074	$743,516

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
NET SALES	$283,649	$245,031	$830,920	$749,878
COST OF GOODS SOLD	201,702	176,223	596,488	509,434

GROSS PROFIT	81,947	68,808	234,432	240,444
EXPENSES:
Selling, general and administrative	27,346	22,613	76,985	64,593
Research and development	10,885	11,575	34,573	34,957
Amortization of intangible assets	404	489	1,226	1,399
Litigation	200	236	282	1,109

Total expenses	38,835	34,913	113,066	102,058

INCOME FROM OPERATIONS	43,112	33,895	121,366	138,386
INTEREST AND OTHER (EXPENSE) INCOME:
Interest income	339	446	1,184	1,638
Interest expense	(496)	(1,697)	(1,302)	(4,715)
Liquidation of foreign subsidiary	—	16,879	—	16,879
Other (expense) income, net	(6,604)	8,656	(3,341)	1,947

Total interest and other (expense) income, net	(6,761)	24,284	(3,459)	15,749

INCOME BEFORE INCOME TAXES	36,351	58,179	117,907	154,135
PROVISION FOR INCOME TAXES	15,350	16,774	44,830	50,826

INCOME BEFORE EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	21,001	41,405	73,077	103,309
EQUITY IN EARNINGS (LOSS) OF JOINT VENTURE	122	32	(263)	627

NET INCOME	$21,123	$41,437	$72,814	$103,936

PREFERRED STOCK DIVIDEND AND ACCRETION	—	874	—	2,610

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$21,123	$40,563	$72,814	$101,326

BASIC EARNINGS PER SHARE	$0.14	$0.34	$0.49	$0.85

DILUTED EARNINGS PER SHARE	$0.13	$0.27	$0.47	$0.67

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	121,253	103,804	121,683	103,744

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	156,696	139,788	156,252	140,330

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
NET INCOME	$21,123	$41,437	$72,814	$103,936
OTHER COMPREHENSIVE INCOME (LOSS)
Gain from liquidation of foreign subsidiary, recognized in statement of operations	—	(16,879)	—	(16,879)
Foreign currency translation adjustment	8,809	(31,555)	(2,008)	(4,141)

COMPREHENSIVE INCOME (LOSS)	$29,932	$(6,997)	$70,806	$82,916

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,814	$103,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,776	13,781
Undistributed loss (earnings) of joint venture	263	(627)
Gain on liquidation of subsidiary	—	(16,879)
Stock compensation	10,693	9,442
Foreign exchange gain	(1,643)	(1,208)
Net loss on disposal of property and equipment	416	1,425
Deferred income taxes	(711)	(237)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,222)	34,475
Inventories	(27,640)	(2,426)
Prepaid expenses and other current assets	(954)	2,610
Accounts payable	7,437	(80,005)
Income tax payable	22,111	(85,836)
Other accrued expenses	9,748	2,849
Other liabilities	16,049	9,501

Net cash provided by (used in) operating activities	111,137	(9,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed-income securities	(35,440)	—
Acquisition of property and equipment	(24,034)	(26,834)
Other assets	489	(44)

Net cash used in investing activities	(58,985)	(26,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facility	15,000	—
Repayments of borrowings on bank credit facility	(15,000)	—
Repayments of borrowings on long-term debt	—	(108)
Payments of debt issuance costs	—	(1,986)
Repurchases of common stock	(4,829)	(5,213)
Issuance of common stock	755	509
Cash paid to satisfy nonvested share related employee tax withholding obligations	(1,001)	(1,393)
Dividends paid	—	(1,772)

Net cash used in financing activities	(5,075)	(9,963)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	839

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,059	(45,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204,881	227,907

CASH AND CASH EQUIVALENTS, END OF PERIOD	$251,940	$182,706

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$409	$2,046
Cash paid for income taxes, net of refunds	$23,751	$133,221

See notes to unaudited consolidated condensed financial statements.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the nine months ended September 30, 2012 and October 2, 2011, the Company recorded approximately $0.3 million loss and $0.6 million earnings, respectively, in "Equity in earnings (loss) of joint venture" in the consolidated condensed statements of operations related to the Company's share in the earnings (loss) from the joint venture for which it holds a minority interest.

        During the nine months ended September 30, 2012 and October 2, 2011, an additional $1.7 million and $5.6 million, respectively, of property and equipment had been purchased but not yet paid.

See notes to unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2012. The balance sheet at January 1, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results for the three-month and nine-month periods ended September 30, 2012 and cash flows for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 30, 2012 or for future periods.

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

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month and nine-month periods ended September 30, 2012 and October 2, 2011 were 13-week and 39-week periods, respectively.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        Recent Pronouncements and Accounting Changes—In May 2011, the FASB issued an accounting standard update ("ASU") ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-04 had no material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of income and comprehensive income or in two separate but consecutive statements. The Company has implemented the required portion of ASU 2011-05 when preparing its interim consolidated condensed financial statements. In October 2011, the FASB proposed a deferral of

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES (Continued)

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

        In September 2011, the FASB issued ASU 2011-08 to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011. Because the Company has no goodwill, the adoption of this guidance had no impact on its consolidated financial statements.

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

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the measure is to reduce the cost and complexity associated with performing an impairment test for indefinite-lived intangible assets and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08, Testing Goodwill for Impairment). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

        The Company had money market fund investments, primarily invested in U.S. treasuries, totaling $144.3 million as of September 30, 2012, which utilize Level 1 valuation techniques. Additionally, as of September 30, 2012, the Company also had $35.4 million invested in fixed-income held-to-maturity securities, which utilize Level 2 valuation techniques.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

NOTE 4—INVESTMENTS

        In accordance with ASC 320 Investments, the Company records its fixed-income held-to-maturity securities at cost and adjusts for the amortization of premiums and discounts as the Company has the intent and ability to hold these securities to maturity. As of September 30, 2012, the Company had fixed-income held-to-maturity securities with an amortized cost of $35.4 million, unrealized gains of $0.2 million, and fair value of $35.6 million as of September 30, 2012. All fixed-income held-to-maturity securities have contractual maturity dates of less than a year.

        The Company has an investment in a joint venture in China, which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.4 million and $2.7 million at September 30, 2012 and January 1, 2012, respectively. During the three and nine months ended September 30, 2012, the Company recorded equity in earnings (loss) in joint venture of approximately $0.1 million earnings and $0.3 million loss, respectively, in its consolidated condensed statements of operations. During the three and nine months ended October 2, 2011, the Company recorded equity in earnings in joint venture of less than $0.1 million and $0.6 million, respectively, in its consolidated condensed statements of operations. See Note 12.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES

        Inventories consist of the following, in millions:

	September 30, 2012	January 1, 2012
Raw materials	$111.4	$107.9
Subassemblies-in-process	7.5	6.7
Finished goods	68.7	45.9

	$187.6	$160.5

        The Company reviews the historical and projected usage for inventory in determining excess and obsolete inventory. The Company estimates the projected usage of each inventory item by performing a quarterly analysis of expected future usage of raw materials, subassemblies-in-process and finished goods on an item-by-item basis. Such analysis includes the consideration of current sales backlog supported by customer purchase orders as well as forecasted sales of each inventory item for the next four quarters. Forecasted sales of each inventory item takes into consideration historical usage during the last 12 months, expected demand in the next 12 months, known or anticipated technological changes, the commonality of components and sub-assemblies used in multiple products, the maturity of the product in its life cycle, and any other macroeconomic factors. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. The Company reserves inventory in excess of this demand.

        During the nine months ended September 30, 2012 and October 2, 2011 the Company reserved approximately $3.9 million and $4.3 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold. During the three months ended September 30, 2012 and October 2, 2011 the Company reserved approximately $0.8 million and $2.4 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following, in millions:

	September 30, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	2.6	3.0	7
Customer relationships	5.3	4.5	0.8	7
Other	6.3	5.5	0.8	17

Subtotal	17.2	12.6	4.6	11

Total	$28.6	$12.6	$16.0

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

        In accordance with ASC 350, "Intangibles—Goodwill and Other," the Company reviews its indefinite-lived intangible assets for impairment annually at the end of each fiscal August, or more often if events or circumstances indicate that impairment may have occurred. In addition to the testing above, management considers whether certain impairment indicators are present in assessing whether the carrying value of its indefinite-lived intangible assets may be impaired.

        Total amortization expense for each of the nine months ended September 30, 2012 and October 2, 2011 was $1.4 million and $1.6 million, respectively. Of the $1.4 million of expense recorded during the nine months ended September 30, 2012, $1.2 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Of the $1.6 million of expense recorded during the nine months ended October 2, 2011, $1.4 million was recorded as amortization of intangibles and $0.2 million recorded as cost of goods sold. Total amortization expense for the three months ended September 30, 2012 was $0.5 million. Of the $0.5 million of expense recorded during the three months ended September 30, 2012, $0.4 million was recorded as amortization of intangibles and $0.1 million was recorded as cost of goods sold. Total amortization expense for the three months ended October 2, 2011 was $0.6 million. Of the $0.6 million of expense recorded during the three months ended October 2, 2011, $0.5 million was recorded as amortization of intangibles and $0.1 million recorded as cost of goods sold.

        Estimated amortization expense related to amortizable intangibles for 2012 through 2016 is as follows, in millions:

Year Ending December 31,	Amortization Expense
2012 (three months)	$0.5
2013	1.8
2014	1.1
2015	0.9
2016	0.3

Total	$4.6

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 7—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following, in millions:

	September 30, 2012	January 1, 2012
Litigation reserve	$23.4	$23.1
Accrued warranties, current portion	17.1	9.6
Accrued payroll and related expenses	11.0	11.5
Accrued bonuses	9.7	6.0
Other accrued expenses	11.3	14.6

	$72.5	$64.8

NOTE 8—WARRANTIES

        The Company offers its customers warranties on products sold based on product type and application. In general, these standard warranties range from two to ten years. The Company reviews its warranty liability quarterly. The Company's estimate for product warranties is based on an analysis of actual expenses by specific product line and estimated future costs related to warranty. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the development stage of the product, (iii) volume increases, (iv) life of warranty, and (v) other factors. To the extent actual experience differs from the Company's estimate, the provision for product warranties will be adjusted in future periods.

        A tabular presentation of the activity within the warranty accrual account for the nine months ended September 30, 2012 and October 2, 2011 is presented below, in millions:

	September 30, 2012	October 2, 2011
Beginning balance	$31.4	$21.4
Charges and costs accrued	27.7	14.2
Adjustments related to pre-existing warranties (including changes in estimates)	4.6	0.5
Less repair costs incurred	(15.4)	(5.4)
Change due to foreign currency	(0.2)	(0.4)

Ending balance	$48.1	$30.3

        The increase in accrued warranties and repair costs from October 2, 2011 to September 30, 2012 is primarily due to the sales mix of increased commercial inverter sales that have higher repair costs and longer warranties. As of September 30, 2012 and January 1, 2012, $31.0 million and $21.8 million of the accrued warranties were included in Warranties, less Current Portion in the consolidated condensed balance sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and ten years after the base warranty period expires and accounts for such warranty contracts in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $24.0 million and $18.9 million, as of September 30, 2012 and January 1, 2012, respectively, and was included as part of deferred revenue in the consolidated condensed balance sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—CONTINGENCIES

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE (parent case). This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in Intermediate Bus Architecture (IBA) power supply systems. On December 21, 2010, a jury verdict in favor of SynQor was returned, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of approximately $27 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million.

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion. The company filed its appeal brief with the Court of Appeals, Federal Circuit (CAFC) on March 20, 2012. Oral argument was heard on October 2, 2012.

        Currently all of the asserted claims of the '190 and '021 patent (upon which half of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). The initial round of briefing on the appeal of those two patents was completed as of April 2012 and the BPAI heard oral argument on the appeal of the '190 patent on October 17, 2012. In the '702 and '083 reexaminations, actions closing prosecution have been issued in which the asserted claims of the '702 and '083 patents have been rejected. Right of Appeal Notices were issued for the '702 and '803 patents on August 21, 2012 and SynQor has filed its Notice of Appeal. Appeal briefs are due on October 27, 2012 for the '083 patent and on November 21, 2012 for the '702 patent.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Trial was scheduled to begin on October 15, 2012. On October 2-3, 2012 the parties participated in mediation but were unsuccessful in settling the case. On October 5, 2012 defendants filed a motion to continue the trial pending the CAFC's decision on the appeal of the parent case. On October 12, 2012 the motion was granted. SynQor filed a motion for reconsideration on October 17, 2012.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—CONTINGENCIES (Continued)

        Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to these matters is $30.0 million. As of September 30, 2012 the Company accrued $23.4 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

NOTE 10—STOCK-BASED COMPENSATION PLANS

        The Company accounts for stock-based awards in accordance with ASC 718, "Compensation—Stock Compensation." The Company has granted stock awards under its 1996 and 2004 stock incentive plans which generally vest between one and four years from the date of grant.

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. Stock compensation expense related to non-vested share units, including performance-based share units, for the three months ended September 30, 2012 and October 2, 2011 was $2.7 million and $2.8 million, respectively. Stock compensation expense related to non-vested share units, including performance-based share units, for the nine months ended September 30, 2012 and October 2, 2011 was $7.7 million and $7.3 million, respectively. The following table presents the non-vested share unit activity for which only a service condition exists under the Company's stock-based compensation plans:

  Non-Vested Share Units—Service Based

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Non-vested share units granted, in millions	0.1	0.1	1.2	0.7
Weighted average grant date fair value of non-vested share units	$4.54	$7.14	$4.29	$8.11

  Non-Vested Share Units—Market Based

        The non-vested share units granted that are performance share units (PSUs) vest dependent upon the performance of the Company's stock price measured over a three-year period against a specified index. These market-based stock awards are eligible for a maximum payout of 150% of the share units granted. The table below represents the share unit activity and assumptions used to determine the fair value of the PSUs as estimated on the date of the grants by utilizing the Monte Carlo Simulation method calculation. The Monte Carlo Simulation method was used as the share units contain market

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—STOCK-BASED COMPENSATION PLANS (Continued)

condition criteria. The following table presents the assumptions used to determine the valuation of the PSUs for the three and nine months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Non-vested share units granted, in millions	—	—	0.6	0.5
Risk-free interest rate	—	—	0.4%	1.0%
Volatility	—	—	67%	84%
Expected term, years	—	—	3.0	3.0
Grant date fair value of non-vested share units	—	—	$4.35	$8.52

  Stock Options

        The fair value of the stock options granted during the three and nine months ended September 30, 2012 and October 2, 2011 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Risk-free interest rate	1.1%	1.8%	1.3%	2.4%
Volatility	86%	85%	86%	85%
Estimated option life, years	5.8	5.8	5.8	5.8
Dividend yield	—	—	—	—
Stock options granted, in millions	0.1	0.1	2.0	1.2
Weighted-average grant date fair value of stock options	$3.24	$5.07	$3.06	$5.86
Stock compensation expense related to stock options, in millions	$1.2	$1.0	$3.0	$2.1

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (EPS)

        For the three and nine months ended September 30, 2012 and October 2, 2011, basic earnings per common share ("EPS") was calculated utilizing the "two-class" method. For the three and nine months ended October 2, 2011, diluted EPS was calculated utilizing the two-class method, while diluted EPS for the three and nine months ended September 30, 2012 was calculated utilizing the "if-converted" method. In prior periods, the Company's outstanding participating redeemable convertible preferred stock was more dilutive under the two-class method; however, given the conversion of such preferred stock into common stock during the fourth quarter of 2011, together with the issuance of the Series C junior participating convertible preferred stock at the same date, the impact of the outstanding participating securities during the three and nine months ended September 30, 2012 was not more dilutive when computing diluted EPS using the two-class method. As such, the if-converted method was used to compute diluted EPS during the three and nine months ended September 30, 2012.

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

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE (EPS) (Continued)

        Components of basic and diluted earnings per share are calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic EPS
Net income attributable to common stockholders	$21.1	$40.6	$72.8	$101.3
Less: undistributed income allocated
to participating preferred
stockholders	3.8	5.3	13.2	13.1

Net income allocated to common stockholders	$17.3	$35.3	$59.6	$88.2
Weighted average common shares outstanding (basic)	121.3	103.8	121.7	103.7

	$0.14	$0.34	$0.49	$0.85

Diluted EPS
Net income attributable to common stockholders	$21.1	$40.6	$72.8	$101.3
Add: effect of dilutive convertible
debt	—	1.0	—	3.1
Less: undistributed income allocated
to participating preferred
stockholders	—	4.1	—	10.0

Net income attributable to common
stockholders	$21.1	$37.5	$72.8	$94.4

Weighted average common shares outstanding (basic)	121.3	103.8	121.7	103.7
Common shares issuable assuming dilution	35.4	36.0	34.6	36.6

Weighted average common shares outstanding (diluted)	156.7	139.8	156.3	140.3

	$0.13	$0.27	$0.47	$0.67

        Employee equity share options, unvested shares, convertible preferred stock, and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, and non-vested share units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury-stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the three and nine months ended September 30, 2012 was 5.6 million and 6.1 million, respectively, and during the three and nine months ended October 2, 2011 was 5.0 million and 3.0 million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. During the three and nine months ended September 30, 2012, the Company recorded approximately $0.1 million earnings and $0.3 million loss, respectively, related to the company's equity share in the joint venture. During the three and nine months ended October 2, 2011, the Company recorded equity in earnings in joint venture of less than $0.1 million and $0.6 million, respectively.

        The joint venture may purchase raw components and other goods from the Company and may sell finished goods to the Company as well as to other third parties. The Company records revenue on sales to the joint venture only when the components and goods are sold to third parties. When the joint venture purchases components that will be assembled and sold back to the Company, no revenue is recorded. The Company also has significant and similar relationships with contract manufacturers. These contract manufacturers may purchase raw components from and sell finished goods back to the Company. No revenue is recognized for these transactions. Revenue is recognized only when the products are sold to third parties. No revenue was recognized related to the joint venture during the three and nine months ended September 30, 2012 or October 2, 2011.

        The Company paid $2.8 million and $6.1 million for inventory purchased from the joint venture during the three months ended September 30, 2012 and October 2, 2011, respectively, and $7.0 million and $15.6 million for inventory purchased from the joint venture during the nine months ended September 30, 2012 and October 2, 2011, respectively. At September 30, 2012 and January 1, 2012, the Company owed the joint venture approximately $4.3 million and $2.3 million, respectively.

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

        The Company is organized into the Renewable Energy Solutions and Power Solutions segments based on the products and services provided. Renewable Energy Solutions offers inverters and accessories for the photovoltaic/solar ("PV") market. These inverters convert DC energy from solar panels into AC energy for customer use or for the utility grid. The Power Solutions segment represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 13—SEGMENT INFORMATION (Continued)

        Revenue with respect to operating segments for the three and nine months ended September 30, 2012 and October 2, 2011, in millions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Sales:
Renewable Energy Solutions	$216.3	$174.3	$619.7	$506.0
Power Solutions	67.3	70.7	211.2	243.9

Total	$283.6	$245.0	$830.9	$749.9

        Operating Income by operating segment for the quarters and nine months ended September 30, 2012 and October 2, 2011 is as follows, in millions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Operating Income:
Renewable Energy Solutions	$47.1	$39.9	$131.0	$141.4
Power Solutions	3.9	2.2	13.3	17.1

Total segment operating income	51.0	42.1	144.3	158.5

Unallocated amounts:
Corporate and unallocated	(7.9)	(8.2)	(22.9)	(20.1)

Total	43.1	$33.9	$121.4	$138.4

        Corporate is a non-operating business segment with the main purpose of supporting operations. Litigation charges are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

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

        We are focused on improving our operational strategy and are implementing lean manufacturing processes at all of our factories. In addition, we are reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain. As part of our strategy for geographic diversification in our Renewable Energy Solutions SBU, we have entered into the North American and Asia Pacific markets and have established new factories in North America and China, product development laboratories in North America, and sustaining engineering facilities in China; and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marketing, R&D and our global service team as we believe these are key drivers of our business.

        Lastly, we are continuing to drive profitability and improve our cash flows by refining our manufacturing operations thereby reducing our costs to manufacture products and increasing production levels at our facilities in North America and China. We have stabilized the cost of our Asian operations and continue to work through certain facility ramp-up costs in our North American facility as we establish a local North American supply chain.

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy marketplace that includes photovoltaic/solar applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, more harvested power, increased uptime and reliability, ease of installation, and monitoring software. We sell our renewable energy products to distributors/installers, EPCs and OEMs. We are engaged in the design and production of inverters for renewable energy products that convert PV/solar energy into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for the solar market. These products scale in size from 300 Ws up to 2.5 MW. Our product offering also provides our customers with greater control and monitoring of their renewable energy assets using a SaaS platform.

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

        Recent Pronouncements and Accounting Changes—See Part I. Item 1. Note 2—"CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES—Recent Pronouncements and Accounting Changes" in the notes to the consolidated condensed financial statements herein.

        We follow accounting standards set by the FASB, which sets GAAP, to ensure we consistently report our financial condition, results of operations, and cash flows. There have been no material changes in our critical accounting policies described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Results of Operations

Consolidated

        Net Sales    Net sales increased $81.0 million, or 11%, to $830.9 million for the first nine months of fiscal 2012 from $749.9 million for the first nine months of fiscal 2011. The increase in sales primarily relates to increases in volume within the Renewable Energy SBU during the first nine months of 2012 over the levels of the same period of 2011, as demand increased in advance of Feed-in-Tariff reductions in Germany and Italy, which were effective during the third quarter of 2012. This volume increase was partially offset by price declines due to a competitive pricing environment resulting in a negative impact to revenue. Renewable Energy revenue increases were partially offset by decreases in the Power SBU as a result of softening within the power industry during fiscal 2012 and the clearance of backlog in the first quarter of 2011, which accumulated at the end of fiscal 2010 as a result of supply chain constraints. This favorable impact did not recur during the first nine months of fiscal 2012.

        Net sales increased $38.6 million, or 16%, to $283.6 million for the third quarter of fiscal 2012 from $245.0 million in the comparable period of 2011. The increase in revenue relates to volume increases in the Renewable Energy SBU as demand increased in advance of Feed-in-Tariff changes in Germany and Italy and favorable market acceptance of the new Trio product. These increases in revenue were partially offset by a decrease in revenue for the Power SBU as a result of softening within the industry across all product lines.

        Net sales by business segment were as follows, in millions:

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
Renewable Energy Solutions	$216.3	76%	$174.3	71%	$619.7	75%	$506.0	67%
Power Solutions	67.3	24%	70.7	29%	211.2	25%	243.9	33%

Total	$283.6	100%	$245.0	100%	$830.9	100%	$749.9	100%

        Net sales by customer category were as follows, in millions:

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
Distributors	$185.3	65%	$114.0	47%	$478.5	58%	$342.4	46%
OEMs	56.5	20%	87.8	36%	214.2	26%	267.7	36%
EPCs	41.6	15%	42.8	17%	136.3	16%	136.4	18%
Service providers	0.2	—	0.4	—	1.9	—	3.4	—

Total	$283.6	100%	$245.0	100%	$830.9	100%	$749.9	100%

        Net sales for the three and nine months ended September 30, 2012 and October 2, 2011 by end markets were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Renewable Energy	76%	71%	75%	67%
Servers, Storage and Networking	12%	15%	13%	15%
Industrial Equipment	10%	10%	9%	12%
Network Power Systems	2%	4%	3%	6%

Total	100%	100%	100%	100%

  Gross Profit

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Gross profit, in millions	$81.9	$68.8	$234.4	$240.4
Gross profit margin	28.9%	28.1%	28.2%	32.1%

        Gross profit for the first nine months of fiscal 2012 decreased by $6.0 million to $234.4 million from a gross profit of $240.4 million in the comparable period in 2011. As a percentage of net sales, gross margin decreased to 28.2% for the first nine months of fiscal 2012 from a gross margin of 32.1% for the same period in 2011. Gross margin for the nine months ended September 30, 2012 was negatively impacted by reductions in pricing, increased warranty-related expenses, and factory ramp-up costs in our Renewable Energy SBU, partially offset by reductions in material costs.

        Gross profit for the third quarter of fiscal 2012 was $81.9 million compared with a gross profit of $68.8 million in the comparable period in 2011. As a percentage of net sales, gross margin increased to 28.9% for the third quarter of fiscal 2012 from a gross margin of 28.1% for the same period in 2011. Gross margin for the three months ended September 30, 2012 improved due to increased absorption of factory costs on higher volume and reductions in material costs, partially offset by price erosion.

        Selling, General and Administrative Expense    Selling, general and administrative expense increased $12.4 million, or 19%, to $77.0 million for the first nine months of fiscal 2012 from $64.6 million for the same period in 2011. As a percentage of net sales, selling, general and administrative expense was 9% for the first nine months of both fiscal 2012 and fiscal 2011. The increase in selling, general and administrative expense was primarily a result of the expansion of our sales team in the North America region and increased investment in marketing to support our Renewable Energy business.

        Selling, general and administrative expense increased $4.7 million, or 21%, to $27.3 million for the third quarter of fiscal 2012 from $22.6 million for the same period in 2011. As a percentage of net sales, selling, general and administrative expense increased to 10% for the third quarter of fiscal 2012 from 9% for the same period in fiscal 2011.

        Research and Development    Research and development expense decreased by $0.4 million, or 1%, to $34.6 million for the first nine months of fiscal 2012 from $35.0 million in the first nine months of fiscal 2011. As a percentage of net sales, research and development decreased to 4% for the first nine months of fiscal 2012 compared with 5% for the same period of 2011. Research and development decreased to $10.9 million in the third quarter of fiscal 2012 from $11.6 million in the third quarter of fiscal 2011. As a percentage of net sales, research and development decreased to 4% during the third quarter of 2012 from 5% during the same period of 2011.

        Amortization of Intangible Assets    Amortization of intangible assets was $1.2 million for the nine-month period ended September 30, 2012 compared to $1.4 million for the same period ended October 2, 2011. Amortization of intangible assets was $0.4 million for the third quarter of fiscal 2012 compared to $0.5 million in the third quarter of 2011.

        Litigation Charges    On December 22, 2010, a United States District Court assessed a judgment against the Company indicating that certain of our products directly or indirectly infringe on patents established by SynQor, Inc. and awarded damages plus interest against the Company. See "Legal Proceedings" under Part II, Item 1 of this Quarterly Report on Form 10-Q. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies," we accrued the portion of the contingency that was deemed to be probable and reasonably estimable. During the nine-month periods ended September 30, 2012 and October 2, 2011, we recorded approximately $0.1 million and $1.1 million, respectively, for interest charges related to the damages accrued. During the quarter ended September 30, 2012, we also recorded approximately $0.2 million to increase our estimates for damages based on a refinement of the potentially infringing sales.

        Income from Operations    As a result of the items above, income from operations was $121.4 million for the first nine months of fiscal 2012 compared with income from operations of $138.4 million for the first nine months of fiscal 2011. Income from operations was $43.1 million for the third quarter of fiscal 2012 compared with income from operations of $33.9 million for third quarter of fiscal 2011.

        Interest (Expense) Income, Net    Net interest expense was $0.1 million for the first nine months of fiscal 2012 compared with net interest expense of approximately $3.1 million for the comparable period in 2011. Net interest expense was $0.2 million for the third quarter of fiscal 2012 compared with net interest expense of approximately $1.3 million for the comparable period in 2011.

        The net interest expense recorded during the three and nine months ended September 30, 2012 primarily related to amortization of issuance costs associated with the $150 million revolving credit facility entered into on March 29, 2011. The net interest expense recorded during the three and nine months ended October 2, 2011 primarily related to approximately $36 million of senior convertible notes issued May 8, 2009 at an effective interest rate of 10.5%.

        Other (Expense) Income, Net    Net other expense was $3.3 million for the first nine months of fiscal 2012 compared with net other income of $1.9 million for the same period in 2011. Included in net other expense for the first nine months of fiscal 2012 were losses on foreign currency transactions of approximately $3.1 million compared with gains on foreign currency transactions of approximately $4.1 million in 2011. Net other expense was $6.6 million for the third quarter of fiscal 2012 compared with net other income of $8.7 million for the same period in 2011. Net other expense for the third quarter of fiscal 2012 consisted of losses on foreign currency transactions of approximately $6.3 million compared with gains on foreign currency transactions of approximately $9.0 million in 2011. The losses related to remeasurement of foreign currency transactions during the three and nine months of fiscal 2012 were due primarily to the Euro weakening against the USD. Our primary foreign currencies are the Euro, the Chinese RMB, and the British Pound.

        Provision for Income Taxes    The provision for income taxes was $44.8 million for the first nine months of fiscal 2012 compared to $50.8 million for the first nine months of fiscal 2011. The provision for income taxes was $15.4 million for the third quarter of fiscal 2012 as compared to $16.8 million recorded during the third quarter of fiscal 2011. The provision for income taxes recorded primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate increased to 38% for the first nine months of fiscal 2012 from 33% in the first nine months of fiscal 2011 and to 42% for the third quarter as a result of higher pre-tax losses in the U.S., where no deferred tax benefit is recorded as a result of valuation allowances.

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

        Equity in Earnings (Loss) of Joint Venture    During the first nine months of fiscal 2012, we recorded a loss of approximately $0.3 million related to our equity share in the joint venture compared with income of $0.6 million recorded during the same period in fiscal 2011. During the third quarter of fiscal 2012, we recorded earnings of approximately $0.1 million related to our equity share in the joint venture compared with earnings of less than $0.1 million recorded during the same quarter of fiscal 2011. Losses incurred by the joint venture during the first nine months of 2012 relate to softness in the power industry as certain customers delayed their orders in light of the uncertain macroeconomic environment.

        Preferred Stock Dividend and Accretion    During the first nine months of fiscal 2011 in connection with the issuance of $23.6 million of redeemable convertible preferred stock to Silver Lake Sumeru, we recorded $2.6 million related to the 10% preferred stock dividend and accretion, of which $1.8 million related to preferred dividends declared and $0.8 million related to the periodic accretions under the interest method. During the third quarter of fiscal 2011, we recorded $0.9 million, consisting of $0.6 million related to the preferred stock dividend and $0.3 million related to the periodic accretions under the interest method. The preferred stock was converted to common stock during the fourth quarter of fiscal 2011.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the three and nine months ended September 30, 2012 and October 2, 2011 are as follows, in millions:

	Three Months Ended		Nine months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue	$216.3	$174.3	$619.7	$506.0
Operating Income	47.1	39.9	131.0	141.4

        During the first nine months of fiscal 2012, revenue increased $113.7 million, or 22%, to $619.7 million from $506.0 million during the comparable period of fiscal 2011. During the third quarter of fiscal 2012, revenue increased $42.0 million, or 24%, to $216.3 million from $174.3 million during the comparable period of fiscal 2011. The increase in revenue was a result of volume increases due to higher demand in Europe based on reductions in Feed-in-Tariffs in Germany and Italy, which were effective in the third quarter of 2012, and gains in market share within Europe.

        Operating margins decreased to 21% during the first nine months of fiscal 2012 from 28% for the comparable period of 2011 and decreased to 22% during the third quarter of fiscal 2012 from 23% for the comparable period of 2011 as a result of declines in sales prices, increased warranty costs, factory ramp-up costs, and increased investment in sales and marketing and service teams, partially offset by reductions in material costs.

Power Solutions

        Results for the Power Solutions business segment for the three and nine months ended September 30, 2012 and October 2, 2011 are as follows, in millions:

	Three Months Ended		Nine months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue	$67.3	$70.7	$211.2	$243.9
Operating income	3.9	2.2	13.3	17.1

        During the first nine months of fiscal 2012, revenue decreased $32.7 million, or 13%, to $211.2 million from $243.9 million during the comparable period of fiscal 2011. Operating margins decreased to 6% during the first nine months of fiscal 2012 as compared to 7% operating margins in the comparable period of 2011. Revenue for the first nine months of fiscal 2011 was favorably impacted as it included a substantial amount of delinquent backlog, built up as a result of the constrained supply chain during fiscal 2010, which was cleared out during that nine-month period. The decreased operating margin in the first nine months of 2012 was the result of the reduction in sales volumes.

        During the third quarter of fiscal 2012, revenue decreased $3.4 million, or 5%, compared to fiscal 2011. Operating margins increased to 6% during the third quarter of 2012 as compared to 3% during the third quarter of fiscal 2011. The decrease in revenue for the third quarter of fiscal 2012 as compared with the same period of 2011 was due to industry-wide softening across all markets. The increase in operating margin in the third quarter of 2012 was due to favorable gross margin from a reduction in factory costs.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $251.9 million at September 30, 2012 from $204.9 million at January 1, 2012. Our primary sources of cash in the first nine months of fiscal 2012 consisted of $111.1 million of cash generated from operating activities. Our net cash used in investing activities in the first nine months of fiscal 2012 consisted primarily of $35.4 million for the purchase of fixed-income securities and $24.0 million for the acquisition of property and equipment. Cash used in financing activities included $4.8 million used to repurchase 1.1 million shares of our common stock.

        Cash provided by operating activities of $111.1 million included increases in income tax payable, other accrued expenses, and other liabilities of $22.1 million, $9.7 million, and $16.0 million, respectively; partially offset by increases in accounts receivable and inventories of $14.2 million and $27.6 million, respectively.

        The aggregate limit on all credit facilities was approximately $150.8 million at September 30, 2012. The credit facilities bear interest on amounts outstanding at various intervals based on various applicable published market rates. At September 30, 2012, no amounts were outstanding on the credit facilities, and $0.9 million was committed to guarantee letters of credit. After consideration of these commitments, $149.9 million of additional borrowing capacity was available to us as of September 30, 2012. The company was in compliance with all debt covenants at September 30, 2012.

        Our total in cash and cash equivalents held outside of the U.S. in various foreign subsidiaries was approximately $237.0 million as of September 30, 2012. Historically, we have deemed the earnings of our foreign subsidiaries to be permanently reinvested in the foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. With respect to our U.S. operations, we believe that cash and cash equivalents held in the U.S.; expected cash generated from our U.S. operations; and borrowings available under our

U.S. credit facility are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock) without the repatriation of undistributed earnings in the form of cash and cash equivalents of our subsidiaries outside the U.S.

        We currently anticipate that our total capital expenditures for 2012 will be in the range of $35 million to $45 million primarily for manufacturing equipment, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        We establish the allowance for doubtful accounts based on our assessment of the collectability of individual customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. An allowance for doubtful accounts is recorded when it is probable that the receivable is uncollectible.

        Currently we have not experienced any increasing trends in uncollectible accounts that are material to our financial statements; however, we continue to focus on the impacts of the European sovereign debt crisis, which has reduced the availability of capital and credit markets impacting our customers in the Renewable Energy segment and may, in turn, impact our ability to collect our receivables from our European customers. Availability of capital to our customers correlates to the markets in which government incentives and feed-in tariffs are offered, and the increases or decreases of available customer financing follows the increases and decreases in such incentives in most markets. Accordingly, as a result of the uncertainty in Europe, we have established credit insurance covering approximately 65% of our European receivables, established upfront credit limits with our customers, require certain customers to provide bank guarantees and letters of credit, and have required certain customers to make advanced payment for product in order to mitigate uncollectible accounts.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for at least the next twelve months. We will continue to evaluate our liquidity position, and when and if necessary, explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity or incurrence of debt. However, there can be no assurance that we will be able to raise such funds if they are required.

Off-Balance Sheet Arrangements

        Below we identify and disclose all of our significant off balance sheet arrangements and related party transactions. We do not utilize special purpose entities or have any known financial relationships with other companies' special purpose entities.

        Operating Leases    We enter into operating leases based on business need and where and when the economic climate is favorable.

        Purchase Commitments    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

        Other Contractual Obligations    We do not have material financial guarantees that are reasonably likely to affect liquidity.

        Related Parties    We have entered into certain transactions, or have other arrangements with related parties. (See Note 12 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments    A summary of our future contractual payments related to lease obligations and other commitments is as follows, in millions:

Year Ending December 31,	Operating Leases
2012 (three months)	$1.4
2013	5.2
2014	4.5
2015	2.7
2016	0.6
2017 and thereafter	0.5

Total	$14.9

        At September 30, 2012, a tax liability of $6.5 million related to uncertain tax positions was recorded under ASC 740 Income Taxes. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our ASC 740 liabilities.

Item 3—Quantitative and Qualitative Disclosures about Market Risk

        Market risks relating to our operations result primarily from changes in interest rates on outstanding financial debt instruments and changes in foreign currency exchange rates.

        Debt    Our exposure to interest rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. At September 30, 2012 we had no debt borrowings.

        Foreign Currency    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. We may hedge these foreign currency exposures based on our assessment of their significance. As of September 30, 2012 we had not entered into any foreign currency hedges.

        A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $60.0 million and a reduction of reported net income before income taxes of approximately $20.1 million in the nine months ended September 30, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at September 30, 2012 of approximately $43.7 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of September 30, 2012, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE (parent case). This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in IBA power supply systems. On December 21, 2010, a jury verdict in favor of SynQor was returned, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of approximately $27 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million.

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion. The company filed its appeal brief with the Court of Appeals, Federal Circuit (CAFC) on March 20, 2012. Oral argument was heard on October 2, 2012.

        Currently all of the asserted claims of the '190 and '021 patent (upon which half of the damages against Power-One are based), have been fully rejected and are now before the Board of Patent Appeals and Interferences ("BPAI"). The initial round of briefing on the appeal of those two patents was completed as of April 2012 and the BPAI heard oral argument on the appeal of the '190 patent on October 17, 2012. In the '702 and '083 reexaminations, actions closing prosecution have been issued in which the asserted claims of the '702 and '083 patents have been rejected. Right of Appeal Notices were issued for the '702 and '803 patents on August 21, 2012 and SynQor has filed its Notice of Appeal. Appeal briefs are due on October 27, 2012 for the '083 patent and on November 21, 2012 for the '702 patent.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in the above described lawsuit. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. Trial was scheduled to begin on October 15, 2012. On October 2-3, 2012 the parties participated in mediation but were unsuccessful in settling the case. On October 5, 2012 defendants filed a motion to continue the trial pending the CAFC's decision on the appeal of the parent case. On October 12, 2012 the motion was granted. SynQor filed a motion for reconsideration on October 17, 2012.

        Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to these matters is $30.0 million. As of September 30, 2012 the Company accrued $23.4 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

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

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        On October 23, 2012, the Company received authorization from its Board of Directors to repurchase up to 15 million shares of its outstanding common stock over a three-year period in the open-market or in privately negotiated transactions. This authorization replaces the previous share repurchase program that expired on September 21, 2012.

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

Dated: October 26, 2012	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)