Form 10-K
period 2012-12-30
POWER ONE INC
filed 2013-02-28
CIK 1042825

Use these links to rapidly review the document

PART IV
FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 29, 2012, as reported by the NASDAQ Global Select Market on that date, was approximately $531 million.

         As of February 19, 2013, 122,103,116 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 30, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Unless the context indicates otherwise, all references in this Annual Report on Form 10-K to "Power-One," "the Company," "we," "us," and "our" refer collectively to Power-One, Inc. and its subsidiaries.

         This Annual Report on Form 10-K, including documents incorporated by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that can be identified by the use of forward-looking terminology such as "may," "might," "will," "would," "can," "could," "believe," "expect," "anticipate," "estimate," "plan," "intend," "project," "predict," or "continue" or the negative or other variations of such terms or comparable terminology. Forward-looking statements contained or incorporated by reference in this document, including those set forth in the sections of this Annual Report on Form 10-K in Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Item 1 entitled "Business" include but are not limited to statements regarding our plans, objectives, goals, strategies, future events, future sales or performance, projections of revenues, income or loss, capital expenditures, plans for future operations, products and services, legal matters, financing risks, needs and expectations, and other information that is not historical information, as well as assumptions relating to the foregoing. All forward-looking statements are based on our current expectations, projections and assumptions. We undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date that the forward looking statement was made.

         Forward-looking statements reflect our current views with respect to future events. They reflect our expectations, beliefs, projections and assumptions, are made in good faith and we believe there is a reasonable basis for them; however, there can be no assurance that our financial condition or results of operations will meet the expectations set forth in the forward-looking statements set forth below. Forward-looking statements are inherently subject to risks and uncertainties that in many cases are beyond our control and cannot be predicted or quantified. As a result, future events and actual results could differ materially from those set forth in, contemplated by, or underlying forward- looking statements. Such risks and uncertainties include, but are not limited to economic conditions in general, sensitivity to industry conditions, competitive factors such as technology and pricing pressures, business conditions in our particular markets, currency exchange rates, the risk that current economic conditions will negatively impact our ability to satisfy the covenants of our lending agreements, international sales operations, our level of dependence on major customers, increased material costs, risks and costs associated with integrating our acquired businesses, litigation and the risks that the costs of doing business will exceed our present estimates. See "Risk Factors" under Part I, Item 1A of this Annual Report on Form 10-K for a discussion of these and other specific risks.

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

PART I

ITEM 1—BUSINESS

Overview

        Power-One, Inc. is a leading provider of high-efficiency and high-density power supply products for a variety of industries, including renewable energy, servers, storage & networking, industrials and network power systems. Our products convert, process, and manage both alternating current ("AC") and direct current ("DC") to meet the high levels of quality, reliability and precision required by our customers.

        In 2010, we established two Strategic Business Units ("SBU"s), separating functions into the Renewable Energy Solutions SBU and the Power Solutions SBU, to better address the distinct market segments each SBU serves. (See Note 14 of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K).

        The Renewable Energy Solutions SBU offers one of the industry's broadest lines of high-efficiency inverters that provide superior power harvesting, longer uptime, and ease-of-installation and are supported by a wide range of standard and extended service offerings. According to IHS Emerging Energy Resource (IHS), formerly IMS Research, we are the world's second-largest designer and manufacturer of photovoltaic ("PV") inverters and we sell string inverters to residential and commercial users and central inverters to large commercial users and for utility applications. Our renewable energy products are among the best in the industry, enabling the highest yielding conversion of power from solar arrays, thereby providing customers with a better return on investment and a lower total cost of ownership. For better control of their renewable energy systems, we offer our customers asset management software and analytics.

        Our Power Solutions SBU provides high-efficiency and high power density AC/DC and DC/DC converters for a variety of applications, including data center technologies such as routers, data storage, servers and optical networking. We also design and manufacture complete power system solutions for the telecommunications industry employing both conventional AC/DC systems as well as systems employing alternative energy hybrid solutions for off-grid or poor-grid areas. Many of these products employ state of the art digital and analog controls as well as Power-One's own proprietary Digital Power Technology (DPT) for DC/DC applications. We also supply products for a wide range of industrial applications such as transportation, process control, medical and semiconductor test equipment markets. With hundreds of different standard products and the ability to create custom and semi-custom products, we offer one of the most comprehensive product lines in the power conversion and power management industry.

        We design, manufacture, sell and service our products globally and have significant resources in Europe, North America and the Asia-Pacific region. Our Renewable Energy Solutions SBU strives to maintain a flexible manufacturing footprint, with manufacturing and supply facilities in each of the major region in which we operate. Our Power Solutions SBU maintains manufacturing centers in Asia and Europe to efficiently supply the higher volumes demanded in these markets. We have established six research and design centers in North America, Europe and Asia, with over 220 design engineers to support product development.

        No customer accounted for more than 10% of our sales during the years ended December 30, 2012 ("Fiscal 2012"), January 1, 2012 ("Fiscal 2011"), or January 2, 2011 ("Fiscal 2010"). However, see "Risk Factors—We rely on a few major customers for a material portion of our business and the loss of any of those customers, or a change in our product mix, could reduce our net income and operating results" under Part I, Item 1A of this Annual Report on Form 10-K.

        We were originally incorporated in 1973 as a California corporation and re-incorporated in the State of Delaware on January 1, 1996. On June 14, 2010, we consummated a reorganization pursuant to which we merged with and into a newly-formed corporation incorporated in the state of Delaware, the purpose of which was to preserve the long-term value of our net operating loss ("NOL") carry-forwards, which can be used to reduce our future U.S. federal income tax liability. The surviving corporation was immediately renamed "Power-One, Inc."

Industry Background

        The renewable energy, power conversion, and power management markets are comprised of a few large vendors as well as a number of smaller companies that focus on specialized products. The solar power market is one of the fastest growing markets in the power industry, with industry analysts estimating that the market will grow at a compound annual growth rate ("CAGR") of approximately 8% in revenue and 17% in volume shipped through 2016 according to IHS Research (formerly IMS Research). The power conversion market, which includes the Servers, Storage & Networking (SSN), Industrial and Transportation (IND) and Network Power Systems (NPS) markets, among others, is expected to grow at a 3-6% CAGR through 2016 according to IHS Research.

        We believe the following key trends will continue to drive demand for renewable energy inverters and power conversion and power management products:

        Increasing Demand for Renewable Energy.    With global power needs expected to double by 2025, according to the U.S. Department of Energy, suppliers and users of electricity are seeking renewable sources of energy, with both public and private global investment driving the emerging market for renewable energy. Concern about the supply of traditional energy sources, including oil and natural gas, global warming and the need to minimize the carbon footprint of the power generation industry have prompted wide-spread legislation throughout the world based on broad goals outlined in the Kyoto Protocol, an international agreement calling for the reduction of greenhouse gases. The outcome of this treaty has created a large number of country and local-level mandates and subsidies aimed at encouraging the emerging market for renewable forms of energy for electricity production. For example, certain European countries, such as Germany, Italy, France and the United Kingdom, and Asian countries, such as China, India and Japan, have adopted feed-in tariffs whereby the government will pay anywhere from $0.14 to $0.54 per kilowatt hour ("/ kWh") over a 20-year time period for energy fed back into the utility grid. In the United States, the federal government has allowed the use of investment tax credits for the development of solar energy generation systems. In addition, several states have mandated that utilities increase the share of renewable energy as a percent of total power delivery by certain dates. These incentives are intended to bring the production cost of electricity from renewable sources to parity with power generated from fossil and other fuels, thereby encouraging creation of energy from clean, renewable sources. See "Risk Factors—Significant feed-in tariff and subsidy reductions could impact revenue and results of operations in the renewable energy markets" under Part I, Item 1A of this Annual Report on Form 10-K.

        This convergence of energy needs and environmental concerns has resulted in significant growth in the markets for solar (including PV) energy. These renewable energy technologies have the further advantages of low carbon footprint and distributed architectures, which allow for both small and scalable investments by residences, businesses and utilities. As solar energy has gained scale, it has become more economically viable and is attracting worldwide investment in research and development ("R&D") and manufacturing.

        Solar energy sources currently meet only a small percentage of total global energy demand, and solar capacity is growing rapidly. Industry sources estimate that in 2012, approximately 30.4 gigawatts ("GW") of solar capacity came on line, an approximate 16% increase from 2011. Growth has been particularly strong in Europe, where the European Union's ("EU") goal to increase the share of renewable energy as a percent of total energy delivery to 20% in 2020 is driving the market. Despite continued dependence on government subsidies, solar energy is expected to continue to experience growth based on commitments by governments to support renewable energy sources and the continued decline of production costs for solar systems, making them increasingly competitive with traditional energy sources.

        Currently, legislation in multiple countries supports grid-tie rooftop systems installed by commercial and residential users and centralized PV generation by independent power providers and utilities. Roof-top systems generate all or some of the electricity needed by the user and enable the user to sell back excess power to the grid, particularly during peak generating times. Because solar energy still costs more per watt than grid-supplied electricity, the industry is reliant on various subsidies. PV technology is expected to reach grid parity, meaning that the cost of power from PV will equal the price of conventional power delivered to the user in major regions within the next two to three years. Certain regions, such as southern Italy, have already reached grid parity, and grid parity has been reached in certain regions of the world that do not have access to traditional energy sources and have high solar irradiance. It is expected that if prices decline enough to make solar energy competitive with traditional energy sources, the market size will further increase as solar energy becomes more widely adopted by utilities.

        Solar energy generation systems require inverters to condition the electrical energy generated by PV modules and deliver it to the grid. We estimate that the market for solar inverters was over $7.1 billion in 2012 (as compared to $6.7 billion in 2011 and $6.8 billion in 2010). Inverters represent approximately 10%-20% of the installation cost of a solar system. They are sold through multiple channels, including direct sales to end users, and through distributors, systems integrators, original equipment manufacturers ("OEM"s) and Engineering, Procurement and Construction firms ("EPC"s). The primary geographic market for PV installations has traditionally been in Europe, although Asia and North America are beginning to see significant PV investment. Asia is expected to become the largest world market in 2013.

        PV inverters are generally classed as either micro inverters embedded with PV modules, string inverters, which are typically used in rooftop applications for residences or small commercial applications, or central inverters, which are predominately used for ground mounted solar installations for larger commercial and utility applications. Our product offering covers a wide spectrum of applications with products that are optimized for crystalline as well as thin-film solar panels.

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

        Increasing Demand for High-Conversion Efficiencies, High-Density Power and Digital Power Management.    Recent efforts in the EU, the United States and China to reduce energy consumption are increasing the demand for high-conversion efficiencies and digital power control. In addition, groups such as the Climate Savers Computing Initiative, consisting of a consortium of companies including Google and Intel and other eco-conscious businesses and conservation organizations, are promoting the development, deployment and adoption of smart technologies that can both improve the efficiency of a computer's power delivery and reduce the energy consumed when the computer is in an inactive state. Because a large portion of electrical energy waste occurs during the power conversion process, power supply companies have an opportunity to improve conversion efficiency and meet this market demand. Our AC/DC front-end power supplies have met the target efficiency standards established by the Climate Savers Computing Initiative as the Platinum standard within the single-output category, requiring a 94% minimum efficiency rating at 50% of rated output. Most new designs requested by our customers, for both custom and modified standard products, incorporate the requirement for Platinum efficiency, and we are currently in production with several different models. Our digital power technologies allow us to achieve levels of power conversion efficiency and control that are not possible with analog designs. Higher conversion efficiencies help reduce overall power usage and, therefore, cut greenhouse gas emissions and the total cost of infrastructure ownership.

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

Our Strategy: Powering the Renewable Energy, Data Center and Communications Markets

        Our primary objective is to continue to be a worldwide leader in energy-efficient power conversion and power management equipment for the global renewable energy, data center, communications equipment, industrial, transportation and telecommunications network power markets. To achieve this objective, we plan to do the following:

        Continue to Invest and Expand in Renewable Energy.    In 2007, we entered the commercial solar market with a series of inverter products that today range in power from 250 watts ("W") to 2.5 megawatts ("MW"). Our products operate across a wide range of voltages that enable high levels of solar energy harvesting within single and multiple PV arrays, using multiple channel and high-speed maximum power point tracking ("MPPT") in our inverters. The inverters provide for longer periods of energy harvesting and high reliability.

        We are developing leading-edge products for future solar technologies. We continue to expand our renewable energy product line to match global requirements for indoor and outdoor applications and we are investing in design and test capabilities to increase efficiency, provide higher power density products and improve the long-term reliability of our products.

        In 2011, we introduced the TRIO 20.0 and TRIO 27.6 kilowatt ("kW"), innovative three-phase string inverters with low installation costs and high energy harvest performance, aimed to fulfill the demands of the commercial and industrial roof-top solar market. We introduced the U.S. versions of the TRIO 20.0 and TRIO 27.6 kW in January 2013. Additionally in 2012, we introduced the AURORA ULTRA, an innovative utility scale 1.5 MW outdoor-rated inverter in Europe and the U.S. The product is designed to reduce the total cost of ownership by reducing the costs of operation due to an innovative maintenance-free liquid cooling design, higher output voltage to reduce the cost of the downstream transformer and switchgear and higher efficiency at higher input voltage to maximize the energy production yield with lower DC wire size. Also in 2012, we introduced a new residential class of UNO 2.0-I and UNO 2.5-I kW string inverters in the U.S. These new inverters have a lightweight design, top CEC (California Energy Commission) efficiency, reliability and industry-leading MPPT performance. In early 2013, we expect to introduce globally our new microinverters AURORA MICRO-0.3-I and AURORA MICRO-0.25-I, 300 W and 250 W respectively. These inverters offer panel level MPPT, a rugged outdoor enclosure and can also include the communication device AURORA CDD (Communication Data Device), a wireless internet gateway that provides the homeowner with an instantaneous historical view of the panel's energy production.

        Continue to Expand into Adjacent Markets on a Global Basis.    Over the years, we expanded both the breadth of our product technologies and geographic reach of our business. While the majority of our renewable energy products were shipped within Europe, which historically has been the world's largest market for PV installations, we also expanded our product line to meet the needs of customers in North America and Asia. In addition, we established design, manufacturing and service operations in each of these locations to more efficiently serve our customers. We believe the North American and Asian markets will provide substantial growth opportunities over the next several years.

        Continue to Invest and Expand Energy Management Software.    We have participated in the Monitoring, Plant Equipment and Accessories market for several years, primarily by manufacturing string combiners and by re-selling monitoring solutions. In Fiscal 2010 and Fiscal 2011, we broadened our portfolio of solutions through acquisition and now offer a complete monitoring and software services product line for operations and maintenance, production reporting, and consumer web displays. Our plant equipment includes plant data acquisition, networking, string combiners, environmental sensors, and metering. Our accessories and diagnostic tools include local displays, protocol adaptors, and downloadable PC software.

        Target Data Center and Communications Markets.    We continue to invest in our power solutions in order to target the growing market for higher efficiency and higher density power supplies. This market is driven primarily by the building of large data centers necessary to support the proliferation of wireless and Internet-enabled communication devices around the world, including the requirement of large social media companies. The high power demands of the data centers put them at the forefront of greenhouse gas reduction initiatives and efforts to reduce operational costs. We believe our high efficiency, high density and digital power management technologies create significant opportunities for growth in these markets over the next several years.

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

        License our Digital Power Management Technology.    We began licensing our digital power management technology, for which we have over 32 patents and over 800 claims, to semiconductor and modular power companies in 2008. The typical terms of these non-exclusive licenses include an upfront fee plus royalties paid through a termination date that is based on the last-to-expire of the licensed patents. Currently, we have field-of-use licensing agreements with Astec, CUI, Inc., Ericsson AB, GE Energy (formerly Lineage Power Corporation), Infineon Technologies AG, International Rectifier, Intersil Corporation, Linear Technology Corporation, Maxim Integrated Circuits, Microchip Technology, Inc., Powervation Ltd., ST Microelectrinics, TDK-Lambda Corporation, Texas Instruments and Volterra Semiconductor. We expect additional companies to license our digital power technology patents during 2013.

Our Products

        We design, develop, manufacture and market our products, which are designed to convert, regulate, purify, store, manage or distribute electrical power for electronic equipment. Renewable energy inverters convert solar (DC power) into conditioned AC energy for transportation on the grid. Power conversion products generally convert from AC to DC or modify the voltage being delivered (DC-to-DC), while power management products generally manage multiple voltages and provide other functionality.

        Depending on our customers' needs, including the balancing of cost and time-to-market of new products, we offer standard, modified-standard and custom-designed products. Standard products refer to products that are standard to a particular manufacturer, while modified-standard products refer to standard products of a manufacturer that can be easily modified to meet a customer's particular application. Because they have already been designed and manufactured, standard and modified-standard products allow our customers to reduce their time-to-market and minimize costs for new product introductions. Custom-designed products are usually designed to meet the specifications of a unique customer application and may require significant tool and die costs and four-to twelve-month lead times from conception through production.

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

Renewable Energy (RE) Inverters:

  •
  convert PV energy into useable grid connected power;

  •
  power a range of 250 W to 2.5 MW;

  •
  provide auxiliary products, such as string combiners, and utility grade medium voltage turnkey substations;

  •
  provide software technologies to enhance control and product yield and monitoring of the renewable energy systems and enterprise by providing software-as-a-system ("SaaS") platform; and

  •
  offer conversion efficiencies of over 98% for use in residential, commercial, and utility-grade solar panels.

AC/DC Power Supplies:

  •
  convert AC from a primary power source, such as a wall outlet, into a precisely controlled DC voltage;

  •
  are typically embedded within the equipment that they are powering;

  •
  may be standard, modified-standard or custom-designed;

  •
  are used primarily in networking systems, network servers and storage, and industrial equipment; and

  •
  include increasing product efficiency (>94%) and power densities (>30 watts/cubic inch).

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

  •
  include point-of-load ("POL") converters that power devices within an intermediate bus architecture ("IBA") as well as in other applications; our digital power management products fall into the DC/DC converter category and are the cornerstone of Distributed Power Architecture (DPA) and IBA technology; and

  •
  are used by our customers primarily to power communications infrastructure equipment, although their usage is expanding to other markets including server and storage.

DC Power Systems:

  •
  convert AC voltage into DC voltage and, together with a generator or an array of batteries, provide several hours of additional power capacity in the event of an AC input disturbance or power outage;

  •
  can be either stand-alone units that are external to the equipment or sub-systems (commonly called "racks") that are integrated into a system;

  •
  are used primarily to power communications networks and cellular communications systems; and

  •
  may include hybrid components integrating solar, wind, or diesel generator power sources, especially in poor or no electrical grid environments.

Smart Motor Control and Other Products:

  •
  are used primarily in sophisticated appliances, such as high-end clothes washers and dryers, and air conditioners, where energy efficiency is very important; and

  •
  are generally board-level products or modules that are incorporated by the manufacturer in their system.

Restructuring

        During 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. As a result, we reduced our global headcount by approximately 1,300 or 29% of our workforce. The plan was completed during the second quarter of 2010. Through implementation of these actions, we were able to (i) realign global manufacturing and sourcing; (ii) improve operational performance; (iii) increase efficiencies in the supply chain and manufacturing process and (iv) improve our ability to respond to customer requirements in a cost effective manner. We incurred restructuring charges of approximately $11.9 million during the two years ended January 2, 2011, of which $7.2 million related to severance benefits, $4.3 million related to facilities closure charges and $0.4 million in restructuring-related asset impairment charges in connection with exiting our factory in the Dominican Republic, all of which were settled in cash.

Reorganization

        During 2010, we adopted a plan of reorganization (the "Reorganization") intended to better protect our substantial NOL carry-forwards by completing a two-step merger, following which the Company was merged with and into New Power-One, Inc. ("New Power-One"), a newly formed Delaware corporation subsequently renamed "Power-One, Inc." The Reorganization was approved at our annual shareholders meeting on May 24, 2010 and consummated on June 14, 2010. The NOL carry-forwards can benefit us by offsetting our U.S. federal taxable income dollar-for-dollar by the amount of the NOL carry-forwards, thereby reducing or eliminating our U.S. federal corporate income tax (other than the U.S. federal alternative minimum tax) on such income. However, if there is an ownership change of the Company for tax purposes, significant limitations will be imposed on our use of the NOL carry-forwards. Pursuant to the Reorganization, our charter contains restrictions on transfers of our capital stock that are expected to reduce the risk of an ownership change for tax purposes. The purpose of the transfer restrictions is to help preserve the long-term value to us of our accumulated NOL carry-forwards. At the same time, we terminated our Shareholder Rights Plan.

Sales and Marketing

        We market our products through a global sales force. We have direct sales offices in Europe, North America, and Asia. Our direct sales force works closely with existing and potential customers to determine their long-term technology requirements for power conversion products. This close collaboration allows us to design products that best fit our customers' expected applications. Our direct sales force is augmented by an extensive network of manufacturers' representatives and distributors.

Service

        Our service organization is geographically focused in order to provide service support to our renewable energy customers worldwide. Our renewable energy customers may purchase a full solution to solve their business needs, beginning with the base product and carrying forward through installation, service and maintenance. Our service offering includes repair, technical support, on-line support, monitoring and system integration, including swap for residential inverters, extended warranty for central inverters and customer training. The services offering varies based on geographic location, customer type, sales channel, product range, operating capability, and commercial requirements. Our service program includes both internal resources and third party providers. In addition to service offices, we also have strategically located repair depots across Europe, China, Australia and North America to provide pre-sale and post-sale support services to our customers.

Research and Development

        We have spent and expect to continue spending, significant funding on R&D efforts related to power conversion and power management technology. We spent approximately $30.7 million on R&D in 2012, approximately $30.2 million in 2011, and approximately $23.2 million in 2010. We established engineering and design centers in strategic locations where we have strong access to technical talent and where we are best able to service our customer base. Our engineering and design centers in the United States are located in San Jose, California and Phoenix, Arizona. We also operate engineering and design centers in Uster, Switzerland; Dubnica Nad Vahom, Slovakia; Valdarno, Italy; and GongMing, China. Additionally, we have engineering teams at each of our manufacturing facilities and at each of our power plant system integration facilities to enable more efficient customization of our system configurations for our customers.

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

        Our manufacturing processes are designed to rapidly produce a wide variety of quality products at low cost. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain. The use of surface mount technology ("SMT") permits us to reduce board size by eliminating the need for holes in the printed circuit boards and by allowing us to use smaller components. Our investment in SMT has significantly improved our product development processes and increased production capacity and it has also improved our product quality. Additionally, we have outsourcing arrangements with contract manufacturers.

        Product quality and responsiveness to our customers' needs are critical to our ability to compete successfully and we emphasize quality and reliability in both the design and manufacturing of our products. In addition to testing throughout the design and manufacturing process, we test and /or burn-in our products using automated equipment and customer-approved processes. We also perform out-of-box tests and pre-ship audits on randomly selected units before delivery. We insist on the same levels of quality from our contract manufacturers. Common global data collection systems combined with regional failure analysis capability supports a continuous improvement culture.

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

        We have manufacturing operations in the United States, China, Italy and Slovakia. All of our manufacturing facilities are ISO-certified. In addition to our own facilities, we utilize contract manufacturers in several locations around the world to meet the local content requirements and/or to lower our total cost of manufacturing. Most of our contract manufacturers are located in Asia.

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

Backlog

        We generally sell our products pursuant to purchase orders rather than long-term contracts. Our 180-day backlog, which consists of purchase orders on-hand having delivery dates scheduled within the next six months, was $58.3 million and $82.2 million at December 30, 2012 and January 1, 2012, respectively. Our backlog may not necessarily be a reliable indicator of future revenue because our standard agreements with our customers provide that they can cancel or modify orders up to 60 days prior to delivery without penalty. In addition, a significant portion of our revenue is derived from "turns" business (that is, revenues from orders that are booked and shipped within the same reporting period). Under our Vendor Managed Inventory ("VMI") programs, we manufacture products for our customers based on their forecasts. As a result, the booking and billing occur simultaneously upon use of the product and such bookings are not reflected in the Company's backlog.

Seasonality

        Due to the seasonal nature of our renewable energy business, a larger share of annual revenues and earnings traditionally occurs in the second and third quarter due to the impact of weather on new solar installations in Europe.

Competition

        In the renewable energy market, we compete with a number of companies, some of which are larger than Power-One with well established distribution channels, but we offer the most comprehensive product portfolio in the market. Our competitors include pure play power conversion companies such as SMA Solar Technology (Germany), Fronius International (Austria), KACO New Energy, Inc. (Germany), Advanced Energy Industries (United States), AEG (the Netherlands), Sungrow (China) and Delta Electronics (Taiwan) and also diversified industrial conglomerates such as Siemens (German), General Electric (United States), ABB (Switzerland) and Emerson (US). We compete on the basis of quality, reliability, technology, service, brand recognition, and on-time delivery. We believe that technological performance is the most important characteristic in gaining brand recognition and increasing market share.

        The power conversion and power management industry is highly fragmented and characterized by intense competition. No single company dominates the overall market, and our competitors vary depending upon the specific type of products they manufacture or sell. We believe that the principal bases of competition in our targeted markets are breadth of product line, technological advantages, stability and reputation of the provider, and cost. Our main competition includes companies located throughout the world, including Emerson Electric (United States), Delta Electronics (Taiwan), LiteOn (Taiwan), Lineage Power (now part of General Electric) (United States), and Eltek Valere (Norway).

        We believe that we have key advantages that have helped us to establish a leading brand for our products. Some of the factors that we believe have contributed to this leading position are:

        Broad Product Line    We offer a broad range of products in both SBUs ranging in power from 1 W to 2.5 MW. Our smaller products are no larger than a fingernail, while our larger DC power systems and renewable energy inverters can weigh over three tons. With millions of potential current and voltage configurations, our diverse product line offers our customers a one-stop-shop opportunity, allowing them to purchase nearly all of their power conversion and power management products from a single supplier. As a result, we are one of the few companies that can power virtually every component and system of an infrastructure network. In addition, we offer a broad product line for renewable energy, with products for the solar market.

        Leading Design and Development Capabilities    There are a limited number of highly skilled power engineers in the world, and we believe that we have assembled some of the most capable and innovative of such engineers through our hiring efforts and through strategic acquisitions. Furthermore, we have been effective at maintaining a high retention rate among our technical staff. This team of engineering talent has allowed us to consistently upgrade to new generations of power conversion and power management products, each of which has outperformed prior products with higher power density and smaller size. It has enabled us to become a market leader in the segments in which both SBUs compete.

        Our design centers are equipped to deliver innovative designs for the renewable energy and power conversion and power management markets. In addition to excellent engineering resources, we have equipped our laboratories with design and simulation software, advanced test equipment and product certification capabilities. Design activities are governed by marketing-defined product roadmaps and custom requirements. To satisfy technological advances we collaborate with leading universities. Our main technology areas of focus are: advanced circuit topologies, digital controls, innovative and ruggedized packaging and thermal management technologies, and cost competitive designs. Our products achieved the following performance differentiating features:

  •
  Renewable Energy:

  •
  High energy harvesting

  •
  High power conversion efficiencies

  •
  High-speed and multiple channel MPPT

  •
  Wide range of voltage inputs

  •
  Field-proven reliability and high availability

  •
  Universal standard software

  •
  Power Conversion (AC/DC and DC/DC Board Mounted Power):

  •
  High power densities

  •
  High efficiencies

  •
  Digital controls

  •
  Rugged design for harsh environments

        Reputation for Quality and Reliability    We have been in the power conversion and power management product industry since 1973. By establishing rigorous internal quality control programs, we have been able to provide our customers with products that are highly reliable.

        In the renewable energy industry, the inverter is seen as a single point of failure and the critical component in the PV array. As a result, operators cannot afford to have their system fail due to product failure. Our inverter products have established a reputation for high reliability, with longer uptimes and longer mean-time between failures than many of our competitors, due in part to our modular design and other engineering factors. We believe this is a major factor in our market share growth in the inverter industry.

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

        Bankability    To minimize risk, financiers of PV projects desire warranty coverage to cover a substantial portion of the projects' lifespans. Inverters used in PV applications have long warranties, typically five to 10 years. Additionally, customers often purchase extended warranties that extend the warranty coverage for an additional period of time. These warranty obligations represent a significant monetary commitment for the inverter manufacturer. Therefore, our customers and their financiers consider bankability in their choice of inverter suppliers. Bankability is the assessment of whether an inverter supplier has the financial wherewithal to meet it warranty commitments.

        We have significantly improved our financial condition over the past several years. At the end of 2012, we held $265.8 million in cash and short-term investments and were debt free. Our cash position, lack of debt and profitability are important indicators of our bankability. We expect the challenging environment in the PV industry will make bankability an increasingly more important consideration in the choice of an inverter supplier.

Intellectual Property Matters

        We consider our intellectual property to be very important and valuable, and we have made intellectual property protection a key element of our overall business strategy. We rely on a combination of patent, trade secret and other intellectual property laws, confidentiality agreements executed by most of our exempt employees and other measures to protect our proprietary rights. We currently maintain 146 active U.S. patents, many of which are protected by corresponding foreign patents in selected jurisdictions. Additionally, 49 U.S. and foreign patent applications are pending. We hold 16 U.S. registered trademarks with additional trademark applications pending, and we claim common law trademark rights to additional marks. We consider our intellectual property in the area of digital power management and control, including trademarks and patents that we have secured and are continuing to seek in that area, to be of particular importance and strategic significance. These particular patents have all been issued since 2004 and have patent terms extending for approximately 20 years from date of grant. See "Risk Factors—We face, and might in the future face, intellectual property infringement claims by competitors and actions by foreign governments that could adversely affect our intellectual property rights, which could adversely affect our results" under Part I, Item 1A of this Annual Report on Form 10-K.

Employees

        At December 30, 2012, we employed 3,231 employees at our facilities in the following functions:

Function	Number of Employees
Manufacturing	2,305
Research, development, and engineering	475
General and administrative	206
Sales and marketing	245

Total	3,231

        In certain foreign locations, our employees operate under labor unions or work counsels. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

        For financial information about geographic areas, including revenue and long-lived assets, Note 14 of the Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information concerning our executive officers.

Name	Age(1)	Position
Richard J. Thompson	63	President and Chief Executive Officer
Gary R. Larsen	49	Senior Vice President, Finance, and Chief Financial Officer
Alexander Levran	62	President, Renewable Energy Solutions
Steve Hogge	55	President, Power Solutions
Tina D. McKnight	55	Senior Vice-President, Secretary and General Counsel

(1)
As of December 30, 2012

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

Alexander Levran. Dr. Levran, who joined Power-One in January 2007 as Chief Technology Officer, became the President of the Renewable Energy Solutions SBU in April 2010. Dr. Levran previously served as Executive Vice President and Chief Technology Officer of Magnetek, Inc. from July 1993 to December 2006. Dr. Levran received his B.S.E.E., and M.S.E.E. from Technion-Israel Institute of Technology, Haifa, Israel. He received his Ph.D. in Electrical Engineering from Polytechnic Institute of NY. Dr. Levran is a past Director of the Power Sources Manufacturers Association is active in other industry associations and standards bodies. Dr. Levran holds a number of U.S. and foreign patents in the field of power conversion and electronics.

Steve Hogge. Mr. Hogge joined the Company in July 2010 as President of the Power Solutions SBU. Prior to joining the Company, Mr. Hogge held several senior management positions at Cooper Industries from 1998 to June 2010 including serving as Vice President and General Manager for Cooper Bussmann's Electronics and Transportation business units, and as Managing Director of Bussmann's Asia Pacific operations. Prior to Cooper, Mr. Hogge also held senior management positions at Bourns Inc. and Raychem Corporation. Mr. Hogge holds an MBA from New York University's Stern School of Business and a B.S. in Electrical Engineering from the U.S. Naval Academy, Annapolis MD. Mr. Hogge is a Director of the Power Sources Manufacturers Association.

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

        Currently, certain countries in Europe are working through a debt crisis that has led to an economic slowdown, or in some cases, a recession. If macroeconomic conditions deteriorate further or spread to other countries in the region, it could adversely affect our results of operations and financial condition. The possibility that one or more of the euro zone members could leave the Economic and Monetary Union (EMU or euro zone), or that the currency union could break apart, could raise legal, practical and procedural issues between the Company and its European customer base. The continuation or deterioration of current global market conditions, including the current economic instability and uncertainty in Europe, could be accompanied by decreased demand for our customers' products and weakness in our customers' businesses that result in decreased demand for, or additional downward pricing pressure on, our products, and could adversely impact our collection of receivables and our overall European operations. As capital and credit markets continue to experience volatility, the limited availability of funds continues to adversely affect the European markets where over half of our revenues are generated. The ability of our customers to access the capital and credit markets may be limited by these or other factors, which could have an impact on our ability to maintain or increase our current revenue levels.

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

        Feed-in tariffs have been a significant driver in the growth of the solar industry, with countries throughout the world providing incentives to spur adoption of renewable energy. While many countries have adopted feed-in tariffs, subsidies, or other incentives, some are re-evaluating the level of incentives they wish to provide. Examples of government-sponsored financial incentives aimed at promoting the use of solar power in both on-grid and off-grid applications and reducing dependency on other forms of energy include capital cost rebates, feed-in tariffs, tax credits, net metering and other incentives to end users, distributors, system integrators and manufacturers of solar power products. However, political changes in a particular country could result in significant reductions or eliminations of subsidies or economic incentives, and the effects of the recent global financial crisis may affect the fiscal ability of governments to offer certain types of incentives, such as tax credits. A number of countries, including Germany, Italy and the United Kingdom, have adopted reductions to their feed-in tariffs. As we do significant business in these regions, the proposed reductions have and could further negatively affect the results of our operations. Feed-in tariff reductions and suspensions have and could further result in a significant decline in demand and price levels for renewable energy products, which have had and could continue to have a material adverse effect on our business, financial condition and results of operations.

Failure to anticipate trends in the product offering of renewable energy and power conversion products that our customers will demand may adversely affect our business.

        During 2007, we entered the solar market, which is a fast-growing market still in its infancy, and the trends within the industry are not yet well established. Failure to forecast trends within the industry may negatively impact us if we are not able to fulfill our customers' needs. In order to focus on customer needs and to better align our strategy to meet those needs, we continue to invest in the expansion of our worldwide sales and service capabilities, particularly in Europe, North America and Asia. There can, however, be no assurance that such investments will result in increased revenue or allow us to better address trends within the industry. In addition, because our power business has many customers in the communications infrastructure industry, the factors and economic trends that affect those companies also affect our power business. The communications infrastructure industry has experienced rapid change in recent years. To respond to the needs of our customers in that industry, we must continuously develop new and more advanced products at lower prices. We have made, and will continue to make, significant investments in next generation technologies, but there can be no assurance that the resulting products will be successful or that we will recoup our R&D costs through increased sales.

We face intense industry competition, price erosion and product obsolescence, which, in turn, could reduce our profitability.

        We operate in an industry that is generally characterized by intense competition and rapid technological change. We believe that the principal basis of competition in our markets are breadth of product line; quality of products; stability, reliability and reputation of the provider; and cost. Quantity discounts, price erosion, and rapid product obsolescence due to technological improvements are, common in our industry as competitors strive to retain or expand market share. Product obsolescence can lead to increases in obsolete or slow-moving inventory that may need to be written down and therefore could reduce our profitability. Similarly, price erosion can reduce our profitability by decreasing our revenues and our gross margins. We have seen price erosion over the last several years on most of the products we sell; and we have factored additional price erosion into our forecasts.

        Our long-term operating results depend substantially upon our ability to continually develop, introduce, and market new and innovative products, to modify existing products, to respond to technological change, and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands, which could result in a decrease in our net sales and a loss of market share to our competitors. Historically, we have had write-downs of excess and obsolete inventory which negatively impacted our results of operations. In the future, excess or obsolete inventory may need to be written down, and this in turn could reduce our profitability.

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

        Consistent with customary practice in our industry, we warrant our products to be free from defects in material and workmanship under normal use and service. We generally provide a standard five to 10-year warranty on our renewable energy products and a standard two year warranty on our power solutions products. A warranty liability is recorded at the time of sale for estimated warranty expense based on historical experience and failure rates. Although we conduct accelerated testing on our products, the renewable energy inverters cannot be tested in an environment simulating the full warranty period. The possibility of future product failures or issues related to services we provided could cause us to incur substantial expenses to repair or replace defective products or re-perform such services. Furthermore, widespread product failures may damage our market reputation, reduce our market share and cause sales to decline, which may adversely impact our financial results from operations.

Businesses and consumers might not adopt renewable energy solutions as a means for obtaining their electricity and power needs.

        On-site distributed power generation solutions, such as PV systems that utilize our products, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For the renewable energy industry to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less traditional means of purchasing electricity. Businesses and consumers may not choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

  •
  market acceptance of PV systems that incorporate our products;

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

        Fluctuations in customer needs may also affect our mix of products sold and our volume of products ordered, which would affect our gross margin and operating results. In addition, high-volume orders, if cancelled, may increase the risk of inventory obsolescence and asset write-down due to excess capacity.

We are subject to credit risks.

        Some of our customers have experienced and may continue to experience financial difficulties and/or have failed to meet their financial obligations to us. As a result, we have incurred charges for bad debt provisions related to some trade receivables. In certain cases where our end customers utilize contract manufacturers or distributors, our accounts receivable risk may lie with the contract manufacturer or distributor and may not be guaranteed by the end customer. In addition, in connection with the growth of the renewable energy market, we are gaining a substantial number of new customers, some of which have relatively short histories of operations or are newly formed companies. As a result, it is difficult to ascertain financial information in order to appropriately extend credit to these customers. Further, the volatility in the renewable energy market puts additional pressure on our customers' financial positions as they must respond to large swings in revenue. The renewable energy industry has also seen an increasing amount of bankruptcies and reorganizations as the availability of financing has diminished. To mitigate these risks, we have established credit insurance covering approximately 50% of our Renewable Energy receivables in Europe, established upfront credit limits with our customers, require certain customers to provide bank guarantees and letters of credit, and have required certain customers to make advanced payment for product in order to mitigate uncollectible accounts.

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

        Historically, a few customers accounted for a material portion of our net sales each year. For fiscal years 2012, 2011 and 2010, our consolidated top five customers accounted for approximately 20%, 22%

and 20% of our consolidated net sales, respectively. For fiscal years 2012, 2011 and 2010, our top five Renewable Energy Solutions customers accounted for approximately 24%, 27% and 27% of our Renewable Energy Solutions net sales, respectively. For fiscal years 2012, 2011 and 2010, our top five Power Solutions customers accounted for approximately 43%, 44% and 40% of our Power Solutions net sales, respectively. If we lose any of these key customers, if any of them reduces or cancels a significant order, if any of them experiences significant financial or other failure, or if the purchased product mix changes significantly in favor of products that have lower gross margins, our net sales and operating results could decrease significantly.

We may experience manufacturing and supply chain problems that can cause an inability to deliver product on time.

        We have experienced difficulties in aligning demand forecast with factory loading, materials procurement, and manpower utilization, such that certain delivery commitments have been missed or delayed. Also, we may fail to adequately respond to unplanned increases in customer demand due to capacity constraints and material shortages on longer lead-time components. We have initiated actions that we believe will limit our exposure to these problems, but dynamic business conditions in many of our markets may challenge these solutions and these or similar issues may recur in the future.

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

        In addition, some of our products are manufactured, assembled and tested by third-party subcontractors and contract manufacturers located in Asia. While we have had relationships with many of these third parties in the past, we cannot predict how or whether these relationships will continue in the future. In addition, changes in management, financial viability, manufacturing demand or capacity, or other factors of these third parties could hurt our ability to have our products manufactured.

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

        In addition, because of our international operations, we face additional risks such as:

  •
  currency exchange risk, since we increasingly receive payments and purchase components in foreign currencies;

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

  •
  increased risk of shipping disruptions particularly in foreign countries experiencing political instability; and

  •
  local employment laws and regulations.

Compliance with government regulations may restrict our operations and ability to enter new geographic markets.

        We are subject to local laws and regulations in the various regions in which we operate, including the United States, the EU and China. Several countries in which we sell our products or intend to sell our products have developed certain product certification standards. In order for us to sell our products covered by the certification requirement into those countries, our products must first earn the applicable certification. Delays in meeting, or failure to meet, these certification standards may cause us to miss market opportunities and may hinder us from entering and selling our products in those markets.

        In addition, we face risks in complying with, or seeking to conduct our business in connection with various local laws and regulations, including directives like Restriction of Certain Hazardous Substances Directive (RoHS), Waste Electrical and Electronic Equipment Directive (WEEE), and Regulation No 1907/2006 on the Registration, Evaluation, Authorization of Chemicals (REACH) that were issued by the EU, and Management Measures on Electronic Information Product Pollution Control issued by China. We believe we are in compliance with the existing directives; however, the authorities have the ability to review and challenge our compliance which could result in additional costs.

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

        We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those tax jurisdictions. Due to the combined impact of tax laws between those jurisdictions, as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments as a result of final assessments by taxing authorities. Claims from tax authorities related to these differences could have an adverse impact on our operating results and financial position. In addition, we have accumulated significant NOL carry-forwards in the U.S. which are subject to section 382 of the Internal Revenue Code. Limitation of our NOL carry-forwards under section 382 could have a material adverse impact on our future operating and financial results.

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

We face, and might in the future face, intellectual property infringement claims by competitors and actions by foreign governments that could adversely affect our intellectual property rights, which could adversely affect our results.

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

        Certain provisions of our Certificate of Incorporation and Bylaws could make it difficult for a third party to obtain control of the Company. For example, stockholders must timely inform our corporate secretary before a stockholders' meeting of any business they wish to discuss and any directors they wish to nominate. In addition, only our directors have the ability to call a special meeting of our stockholders, and our Certificate of Incorporation requires approval of the holders of at least 75% of our voting stock, together with the approval of the holders of the majority of our voting stock (exclusive of stock held by holders of 5% or more of our stock), to amend certain provisions. Subject to the rules of the NASDAQ Stock Market, our Board of Directors may also be able to issue preferred stock without stockholder approval. Stockholder rights could be adversely affected by the rights of holders of preferred stock that we may issue in the future. Finally, our Certificate of Incorporation contains certain provisions that restrict any person from buying our stock if the transfer would result in a stockholder, or "group" of stockholders under federal tax law, owning 5% or more of our outstanding stock. Any one of the provisions discussed above could discourage third parties from obtaining control of us. Such provisions may also impede a transaction in which our stockholders could receive a premium over then-current market prices and our stockholders' ability to approve transactions that they consider in their best interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        The table below lists our principal facilities currently in operation.

Location	Approximate Size (square feet)	Own / Lease	Lease(s) Expire In	Primary Activity
Corporate Offices:
Camarillo, California, USA	98,000	Lease	2014	Administration, Warehousing, Marketing and Sales
Renewable Energy Solutions:
Valdarno, Italy	197,000	Own	—	Administration, Manufacturing and Assembly, Warehousing, R&D, Marketing and Sales for the Renewable Energy Solutions SBU
Phoenix, Arizona, USA	189,000	Lease	2013 - 2016	Administration, Manufacturing, Warehousing, Storage
Gongming, China	97,000	Lease	2014	Research and Development, Marketing and Sales
Power Solutions:
Gongming, China	260,000	Lease	2014 - 2015	Administration, Manufacturing and Assembly, Warehousing, Marketing and Sales
Dubnica Nad Vahom, Slovakia	79,000	Lease	2013 - 2017	Administration, Manufacturing and Systems
	111,000	Own	—	Integration, Warehousing, R&D
Uster, Switzerland	30,000	Own	—	Administration, R&D
Carlsbad, California, USA	15,000	Lease	2013 - 2015	R&D, Manufacturing, Sheet Metal Fabrication, Warehousing
Andover, Massachusetts, USA	13,000	Lease	2016	IT, Marketing and Sales
San Jose, California, USA	12,000	Lease	2015	Administration, Sales, R&D
Campbell, California, USA	5,000	Lease	2013	Administration, Sales, R&D

        In addition to the above facilities, we maintain sales offices in 13 countries throughout Europe, North America, and Asia under lease agreements with expiration dates beginning in 2013 through 2023. We believe that we will be able to renew these leases with similar terms upon expiration. If we cannot renew, we believe that we could find other suitable premises without any material adverse impact on our operations.

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

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion to stay. The Company filed its appeal brief with the Court of Appeals, Federal Circuit ("CAFC") on March 20, 2012. Oral argument was heard on October 2, 2012 and the parties are awaiting the CAFC's decision.

        All of the asserted claims of the '190 and '021 patents (upon which half of the damages against Power-One are based) were fully rejected and the Examiner's answer confirming the rejection of all of the claims being reexamined in the '083 and '702 patents has been issued. The reexaminations are now before the Board of Patent Appeals and Interferences ("BPAI"). The BPAI heard oral argument on the appeal of the '190 patent on October 17, 2012. The parties are currently waiting for the BPAI's written decision on the '190 appeal and are waiting for the BPAI to schedule the hearings on the '021, '803 and '702 reexaminations.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in Civil Action No. 2:07cv497 TJW/CE. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. On October 12, 2012, defendants' motion to stay the trial pending the CAFC's decision on the appeal of Civil Action No. 2:07cv497 TJW/CE was granted.

        Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to these matters is $30.0 million. As of December 30, 2012 the Company accrued $23.4 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

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

	Year Ended
	December 30, 2012		January 1, 2012
	High	Low	High	Low
First Quarter	5.51	3.98	11.79	7.27
Second Quarter	4.60	3.57	9.07	7.24
Third Quarter	6.51	4.36	7.97	4.50
Fourth Quarter	5.57	3.80	5.58	3.77

        As of February 12, 2013, there were 23,784 holders of record of our common stock.

        On October 23, 2012, the Company received authorization from its Board of Directors to repurchase up to 15.0 million shares of its outstanding common stock over a three-year period in the open market or in privately negotiated transactions. At December 30, 2012, no shares have been repurchased under this program and 15.0 million shares remain available for purchase in accordance with this authorization. This authorization replaces the previous share repurchase program that expired on September 21, 2012, under which the Company had repurchased 1.1 million, 0.6 million and 3.0 million shares in fiscal years 2012, 2011 and 2010, respectively, and 4.7 million shares in the aggregate.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Existing and future debt, credit and similar agreements may limit or restrict our ability to pay dividends or repurchase our outstanding common stock.

Performance Graph

        The following performance graph compares the yearly percentage change in the Company's cumulative total shareholder return to the cumulative total return of the NASDAQ Composite, the Russell 2000 Index, the Russell 3000 Index, and the Research Data Group Inc. ("RDG") Technology Composite Index for each of our Fiscal Years from December 30, 2007 through December 30, 2012, and the MAC Global Solar Energy Index for each of our Fiscal Years from December 28, 2008 through December 30, 2012. The comparison is based on the investment of $100 in each stock and in the identified Russell, RDG and NASDAQ indexes on December 30, 2007 and in the MAC Global Solar Energy Index on December 28, 2008 (the earliest year-end date possible for investment in the MAC Global Solar Energy Index), and includes the reinvestment of dividends.

        The Company believes that the peer-group of indices selected for inclusion in the graph is representative for comparison purposes. The Russell 3000 Index is a major index that is used by third-party corporate governance raters for evaluating the Company's corporate governance performance. The RDG Index used in previous years has been replaced with the MAC Global Solar Energy Index for comparison purposes. The MAC Global Solar Energy Index was chosen because the Company believes this index contains companies that are more closely aligned with the product markets and industries most comparable to the Company's products and target markets. Despite its being replaced by the MAC Global Solar Energy Index as the Company's chosen peer index, the RDG Index is included in the following performance graph to satisfy the requirements of Item 201(e) of Regulation S-K.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
$100 invested on 12/30/07* and 12/28/08** in stock or index—including reinvestment of dividends.
Fiscal Years,

Fiscal Year Ended	Dec. 30, 2007	Dec. 28, 2008	Jan. 3, 2010	Jan. 2, 2011	Jan, 1, 2012	Dec. 30, 2012
Power-One, Inc*.	100.00	29.58	106.36	249.39	95.60	102.44
NASDAQ Composite*	100.00	57.22	84.85	99.19	97.41	110.69
Russell 2000*	100.00	61.33	83.58	106.02	101.60	115.80
Russell 3000*	100.00	60.05	79.94	93.47	94.43	108.08
RDG Technology Composite*	100.00	56.89	91.53	103.10	103.14	117.75
MAC Global Solar Energy Index**	—	100.00	129.61	93.17	32.94	20.86

ITEM 6—SELECTED FINANCIAL DATA

        In the table below, we provide selected consolidated historical financial and operating data. We prepared this information using audited financial statements for the fiscal years ended December 30, 2012, January 1, 2012, January 2, 2011, January 3, 2010 and December 28, 2008. When reading this selected historical consolidated financial and operating data, it is important to read it along with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended
	December 30, 2012	January 1, 2012(4)	January 2, 2011(3)	January 3, 2010(2)	December 28, 2008(1)
	(In millions, except per share amounts and percentages)
STATEMENT OF OPERATIONS DATA:
Net sales	$1,022.6	$1,016.7	$1,047.1	$431.6	$537.5
Cost of goods sold	762.5	704.0	644.0	335.3	426.9

Gross profit	260.1	312.7	403.1	96.3	110.6
Selling, general and administrative	104.2	88.5	74.6	57.7	75.1
Research, development, and engineering	46.1	48.1	36.4	30.3	45.5
Amortization of intangible assets	1.6	1.8	1.5	1.6	2.4
Litigation	0.3	1.3	22.1	—	—
Restructuring and asset impairment costs	—	—	3.9	8.0	—
Goodwill impairment	—	—	—	57.0	—

Total expenses	152.2	139.7	138.5	154.6	123.0

Income (loss) from operations	107.9	173.0	264.6	(58.3)	(12.4)
Interest income	1.5	2.0	0.3	0.2	0.7
Interest expense	(1.8)	(5.5)	(6.7)	(8.7)	(10.0)
Liquidation of subsidiary	—	18.4	—	—	—
(Loss) gain on extinguishment of debt	—	—	(5.7)	8.6	3.9
Other (expense) income, net	(10.3)	7.7	(2.3)	1.2	(2.6)

Income (loss) before provision (benefit) for income taxes	97.3	195.6	250.2	(57.0)	(20.4)
Provision (benefit) for income taxes	41.4	59.9	103.6	6.9	(0.2)

Income (loss) before equity in (loss) earnings of joint venture	55.9	135.7	146.6	(63.9)	(20.2)
Equity in (loss) earnings of joint venture, net of tax	(0.2)	0.6	1.2	0.6	2.7

Net income (loss)	$55.7	$136.3	$147.8	$(63.3)	$(17.5)

Preferred stock dividend and accretion	—	3.0	3.4	2.2	—

Net income (loss) attributable to common stockholders	$55.7	$133.3	$144.4	$(65.5)	$(17.5)

Basic income (loss) per common share	$0.37	$1.08	$1.30	$(0.74)	$(0.20)
Diluted income (loss) per common share	$0.36	$0.88	$0.96	$(0.74)	$(0.20)
Basic weighted average shares outstanding	121.7	106.4	95.7	88.1	87.6
Diluted weighted average shares outstanding	156.3	138.5	141.9	88.1	87.6
SELECTED OPERATING DATA:
Gross profit margin	25.4%	30.8%	38.5%	22.3%	20.6%
Depreciation and amortization	$22.2	$17.7	$15.4	$17.1	$18.9
Capital expenditures	31.3	42.2	27.6	6.7	8.8
Cash flows provided by (used in):
Operating activities	$91.3	$38.5	$209.9	$55.0	$(22.3)
Investing activities	(66.3)	(42.6)	(29.9)	(6.6)	(1.2)
Financing activities	(6.0)	(11.5)	(42.9)	10.6	22.8
BALANCE SHEET DATA:
Working capital	$458.4	$377.5	$287.6	$160.1	$128.6
Total assets	798.9	743.5	761.8	371.3	429.0
Total long-term obligations(5)	—	—	36.0	79.4	70.9
Total debt(6)	—	—	36.0	79.9	97.8
Total stockholders' equity	516.9	440.6	282.0	122.6	184.2

(1)
During the year ended December 28, 2008, we recorded a cash dividend of $1.2 million from the joint venture located in China, representing a return on investment. The cash dividend and approximately $1.5 million related to our share in the earnings of the joint venture were recorded in "Equity in (loss) earnings of joint venture" in the consolidated statements of operations. We also realized a net gain of $3.9 million from the repurchase and retirement of $10 million of outstanding convertible debt for $5.5 million.

(2)
The year ended January 3, 2010 was a 53-week period compared with all other years presented that were 52-week periods.

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

During the year ended January 3, 2010, we realized a net gain of $8.6 million from the repurchase of $31.3 million outstanding 8% Senior Secured Convertible Notes for approximately $20.9 million.

(3)
As a result of the 2009 plan to restructure our global organization, we recorded approximately $3.5 million for facility closure costs related to continuing lease obligations and other costs to close and vacate the facility during the year ended January 2, 2011. In addition, we recorded $0.4 million of asset impairment charges in connection with the restructuring related to the consolidation of facilities.

During the year ended January 2, 2011, we realized a net loss of $5.7 million from the repurchase of $4.5 million outstanding 8% Senior Secured Convertible Notes for approximately $10 million.

During Fiscal 2010, we recorded a litigation charge of $22.1 million related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K.

(4)
During the year ended January 1, 2012, we recorded a cash dividend of $1.0 million from the joint venture located in China, representing a return on investment. Approximately $0.6 million related to our share in the earnings of the joint venture was recorded in "Equity in (loss) earnings of joint venture" in the consolidated statements of operations.

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

(5)
Includes current and long-term portions of long-term debt and capital leases.

(6)
Includes items in footnote (5) above and short-term debt.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        We are organized into two SBUs: Renewable Energy Solutions and Power Solutions. The SBUs focus on both the products and services we provide and the customers and end markets that we serve. We are focused on improving our operational and financial performance. Our top objectives are to gain additional market share, execute our operational strategy, and increase profitability and cash flows.

        Our strategy is to gain market share by entering new markets and by providing our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse power conversion needs. These new product offerings range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in production. In addition, we are adding software management capabilities to our inverter offerings that allow customers the ability to remotely monitor and control individual PV plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting our medical, rail and industrial equipment customers.

        As part of our Renewable Energy Solutions operational strategy, we have entered into the North American and Asia Pacific markets and have established factories in North America and China, as well as product development laboratories, and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marketing, R&D and our global service team as we believe these are key drivers of our business. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain.

        Lastly, we are continuing to drive profitability and cash flow generation by refining our manufacturing operations thereby reducing our costs to manufacture products. To mitigate ongoing price erosion in our markets, we design our new products to be significantly lower in cost than the product being replaced along with value engineering existing products to reduce material, labor and other costs. In addition, we continually evaluate our operating expense structure to ensure it is appropriate to business conditions.

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy marketplace that includes PV applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, greater harvested power, increased uptime and reliability, ease of installation, and monitoring software. We sell our renewable energy products to distributors/installers, EPCs and OEMs. We are engaged in the design and production of inverters for renewable energy products that convert PV energy into useable AC power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for the solar market. These products scale in size from 250 W up to 2.5 MW. Our product offerings also provide our customers with greater control and monitoring of their renewable energy assets using a SaaS platform.

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

Critical Accounting Estimates

        The application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts may be reported if there are changes in the assumptions and estimates. Any changes to our assumptions or estimates may impact our operating results. Estimates are used for, but not limited to, the accounting for sales returns and discounts, allowance for doubtful accounts, inventory valuation, depreciation and amortization, warranty costs, long-lived and indefinite-lived assets impairment, restructuring charges, uncertain tax positions and the recoverability of deferred tax assets, and stock-based compensation. Management has identified the following accounting policies as critical to an understanding of our financial statements and as areas most dependent on management's judgment and estimates. Other accounting policies are described in Note 2 of Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

        Revenue Recognition—In accordance with ASC 605, "Revenue Recognition," we recognize revenue from product sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. Sales are recorded net of sales returns and discounts, which are estimated based upon historical data.

        For customers purchasing certain renewable energy products, we may provide performance monitoring support services after the product has been shipped. For arrangements including such additional deliverables, we recognize revenue in accordance with the standards set forth in ASC 605-25 "Revenue Recognition—Multiple-Element Arrangements." The standard sets the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party objective evidence ("TPOE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE or TPOE is available. Revenue generated from the performance monitoring support services, including the related hardware to monitor the performance of the inverter, is deferred and recognized as the related services are performed.

        We also sell extended warranties. Revenue derived from the extended warranties is deferred and recognized as the revenue is earned over the warranty period. We deferred $30.6 million and $20.7 million related to extended warranties and performance monitoring services for the fiscal years ended December 30, 2012 and January 1, 2012, respectively.

        Title is deemed to pass at the time of shipment (or at the time of inventory consumption for customers on VMI because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves our warehouse. For shipments in which title transfers at a later date, revenue recognition is delayed. Shipping and handling costs may be charged to customers and revenue generated by these charges is included in net sales. Costs relating to shipping and handling are included in cost of goods sold.

        Generally, we offer our distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor may have a right to return if we discontinue a product that the distributor has on hand. The distributor may have a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with ASC 605-15 "Revenue Recognition- Products." We may also give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is typically available for one year following issuance of the purchase order for items listed on the purchase order. We accrue for the estimated price discount at the time revenue is recognized.

        Accounts Receivable and Allowance for Doubtful Accounts—We establish the allowance for doubtful accounts based on our assessment of the collectability of individual customer accounts. We regularly review the adequacy of these allowances by considering internal factors such as historical experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. We also consider the concentration of receivables outstanding with a particular customer in assessing the adequacy of our allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. In addition, we have established credit insurance covering certain high-risk receivables.

        We establish our allowance for doubtful accounts by considering both customer-specific and country-specific issues. Our assessments consider customer financing availability, customer payments as compared with contractual terms, customer liquidity, and all other known customer-specific issues. Country-specific issues include feed-in tariffs, financing within the region and any other known issues. We also monitor the economic and political changes and evaluate the related impact on our customers' credit worthiness and establish reserves on those related receivables at the point in time when collectability is no longer deemed probable.

        Currently, we have not experienced any increasing trends in uncollectible accounts that are material to our financial statements. However, changes to government incentive programs in certain European countries have increased market uncertainty resulting in reduced availability of capital and credit impacting our customers in the Renewable Energy Solutions SBU and may, in turn, impact our ability to collect our receivables from our European customers. Availability of capital to our customers correlates to the markets in which government incentives and feed-in tariffs are offered, and the increases or decreases of available customer financing follows the increases and decreases in such incentives in most markets. Accordingly, as a result of the uncertainty in the Europe, we have established credit insurance covering approximately 50% of our Renewable Energy Solutions receivables in Europe, established upfront credit limits with our customers, require certain customers to provide bank guarantees and letters or credit, and have required certain customers to make advanced payment for product in order to mitigate uncollectible accounts.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. We review the historical and projected usage for inventory in determining excess and obsolete inventory.

We estimate the projected usage of each inventory item by performing a quarterly analysis of expected future usage of raw materials, subassemblies-in-process and finished goods on an item-by-item basis. Such analysis includes the consideration of current sales backlog supported by customer purchase orders as well as forecasted sales of each inventory item for the next four quarters. Forecasted sales of each inventory item takes into consideration historical usage during the last 12 months, expected demand in the next 12 months, known or anticipated technological changes, the commonality of components and sub-assemblies used in multiple products, the maturity of the product in its life cycle, and any other macroeconomic factors. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. We write down the carrying value of inventory in excess of this demand. In addition, we evaluate the reliability of our assessment of projected usage by comparing such projected usage amounts to actual subsequent usage noting that such analysis has not indicated a significant variance between forecast and actual usage of inventory that would materially impact our inventory valuation.

        Any non-cancelable open purchase orders for components we are obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower than the purchase order price, are recorded as other accrued expenses on our consolidated balance sheet.

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of these assets, which range from three to 20 years, using principally the straight-line method. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever are shorter.

        Warranties—We offer our customers warranties on products sold based on product type and application. In general, these standard warranties range from two to 10 years. We also offer our renewable energy customers extended warranty contracts with terms between five and 10-years after the standard warranty period expires and account for such extended warranty contracts in accordance with ASC 605-20-25, "Revenue Recognition." We review our warranty liability quarterly based on an analysis of actual expenses and failure rates by specific product line and estimated future costs and projected failure rate trends by specific product line. Factors taken into consideration when evaluating our warranty reserve are (i) historical claims for each product, (ii) the maturity of the product in its life cycle, (iii) volume increases, (iv) life of warranty, (v) historical warranty repair costs and (vi) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods.

        Impairment of Long-Lived and Indefinite-Lived Assets—We review the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets. A change in these estimates may result in impairment charges, which would impact our operating results.

        We review the carrying value of indefinite-lived intangible assets using the methodology prescribed in ASC 350 "Intangibles—Goodwill and Other." ASC 350 requires that we not amortize indefinite-lived intangible assets, but instead subject them to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. We test our long-lived and indefinite-lived assets for impairment on an annual basis at the end of our August fiscal month.

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

        Income Taxes—We record a deferred income tax asset in jurisdictions where the Company generates a loss. We also record a valuation allowance against these deferred income tax assets in accordance with ASC 740, "Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. We record uncertain tax positions under the provisions of ASC 740. We recognize, in the consolidated financial statements, only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, we must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, we then assess the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Unrecognized tax positions, if ever recognized in the financial statements, are recorded in the statement of operations as part of the income tax provision.

        Stock-Based Compensation—We estimate the fair value of stock options and performance share units on the date of grant using the Black-Scholes option pricing model or the Monte Carlo Simulation model, respectively. Both models require the input of subjective assumptions, including the expected volatility of our common stock and an option's expected life. The fair value of our restricted stock and restricted stock units is determined based on the closing trading price of our common stock on the grant date. The amount of expense recognized represents the expense associated with the stock-based awards we expect to ultimately vest based upon an estimated rate of forfeitures. Our estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. As a result, our financial statements include amounts that are based upon our best estimates and judgments relating to the expenses recognized for stock-based compensation.

        Recent Pronouncements and Accounting Changes—See Note 2—"Recent Pronouncements and Accounting Changes" of Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations

        Our fiscal year ends on the Sunday closest to December 31. The fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 represent 52-week years. The following table represents our consolidated statements of operations as a percentage of net sales for the periods presented:

	Fiscal Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	74.6	69.2	61.5

Gross profit	25.4	30.8	38.5
Selling, general and administrative	10.2	8.7	7.1
Research, Development, and Engineering	4.5	4.7	3.5
Amortization of intangibles	0.2	0.2	0.1
Restructuring and asset impairment costs	—	—	0.4
Litigation	—	0.2	2.1

Income from operations	10.5	17.0	25.3
Interest income	0.1	0.2	—
Interest expense	(0.2)	(0.5)	(0.6)
Other (expense) income, net	(1.0)	2.5	(0.8)

Income before provision for income taxes	9.4	19.2	23.9
Provision for income taxes	4.0	5.9	9.9

Income before equity in (loss) earnings of joint venture	5.4	13.3	14.0
Equity in (loss) earnings of joint venture, net of tax	—	0.1	0.1

Net income	5.4	13.4	14.1

Preferred stock dividend and accretion	—	0.3	0.3

Net income attributable to common stockholders	5.4%	13.1%	13.8%

Comparison of Fiscal Year Ended December 30, 2012 with Fiscal Year Ended January 1, 2012

        During Fiscal 2012, revenue remained relatively consistent compared to Fiscal 2011 despite macroeconomic pressures, specifically in the European market. The European market was affected by changes in local government feed-in tariffs and government subsidies that influenced customer demand for our renewable energy products. In addition, competitive pricing pressures negatively impacted the revenue and profitability of our Renewable Energy SBU.

        Net Sales    Net sales increased $5.9 million, or 0.6%, to $1,022.6 million for the fiscal year ended December 30, 2012 from $1,016.7 million for the fiscal year ended January 1, 2012. The increase in sales primarily relates to volume increases within the Renewable Energy Solutions SBU in Fiscal 2012 over the levels achieved in Fiscal 2011, as demand increased in advance of feed-in tariff reductions in Germany and Italy, which were effective during the third quarter of 2012 and increased sales in Australia. This volume increase was partially offset by price declines due to a competitive pricing environment that had a negative impact on revenue. During Fiscal 2012, we shipped 3.6 GW of inverters versus 2.9 GW during Fiscal 2011. Renewable Energy revenue increases were partially offset by decreases in revenue in the Power SBU as a result of softening within the power industry during Fiscal 2012 and the clearance of backlog in the first quarter of Fiscal 2011, which accumulated at the end of fiscal year 2010 as a result of supply chain constraints. This favorable impact did not recur during Fiscal 2012.

        Net sales by business segment were as follows, in millions:

	Year Ended December 30, 2012		Year Ended January 1, 2012
Renewable Energy Solutions	$743.0	73%	$697.3	69%
Power Solutions	279.6	27%	319.4	31%

Total	$1,022.6	100%	$1,016.7	100%

        Net sales by customer category were as follows, in millions:

	Year Ended December 30, 2012		Year Ended January 1, 2012
Distributors	$572.1	56%	$447.3	44%
OEMs	270.7	26%	378.4	37%
EPCs	177.2	17%	186.9	18%
Service providers	2.6	1%	4.1	1%

Total	$1,022.6	100%	$1,016.7	100%

        No customer accounted for more than 10% of our sales during either of the fiscal years ended December 30, 2012 or January 1, 2012.

        We have defined our end markets based on the customers we serve. Net sales for the fiscal years 2012 and 2011 by end markets were as follows:

	Year Ended
	December 30, 2012	January 1, 2012
Renewable Energy	73%	69%
Servers, Storage and Networking	13%	15%
Industrial Equipment	10%	11%
Network Power Systems	4%	5%

Total	100%	100%

  Gross Profit

	Year Ended
	December 30, 2012	January 1, 2012
Gross profit, in millions	$260.1	$312.7
Gross margin	25.4%	30.8%

        Gross profit for Fiscal 2012 decreased by $52.6 million to $260.1 million from $312.7 million gross profit for Fiscal 2011. As a percentage of net sales, gross margin decreased to 25.4% for Fiscal 2012 from 30.8% for Fiscal 2011. Gross margin in Fiscal 2012 was negatively impacted by reductions in pricing, increased warranty and service expenses and new product and factory ramp-up costs in our Renewable Energy Solutions SBU, partially offset by reductions in material costs.

        Selling, General and Administrative    Selling, general and administrative expense increased $15.7 million, or 18%, to $104.2 million for Fiscal 2012 from $88.5 million for Fiscal 2011. As a percentage of net sales, selling, general and administrative expense increased to 10% for Fiscal 2012 from 9% for Fiscal 2011. The increase in selling and general administrative expense for Fiscal 2012 was primarily a result of the expansion of our sales team in the North America region and increased investment in marketing to support our Renewable Energy business.

        Research, Development, and Engineering    Research, Development, and Engineering expense decreased $2.0 million, or 4.1% to $46.1 million for Fiscal 2012 from $48.1 million for fiscal 2011. As a percentage of net sales, Research, Development, and Engineering expense remained consistent at 5% for Fiscal 2012 and Fiscal 2011, respectively. Research, Development, and Engineering includes our research and development spending related to our continued investment in new products.

        Amortization of Intangibles    Amortization of intangible assets decreased by $0.2 million to $1.6 million for Fiscal 2012 compared to $1.8 million for Fiscal 2011 due primarily to the effects of currency on the translated balances.

        Litigation Charges    During Fiscal 2012, we accrued an additional $0.3 million to increase our estimate for damages based on a refinement of the potentially infringing sales and for interest charges related to the judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies," we accrued the portion of the contingency that was deemed to be probable and reasonably estimable.

        Income from Operations    As a result of the items above, income from operations decreased $65.1 million to $107.9 million for Fiscal 2012 from $173.0 million for Fiscal 2011.

        Interest (Expense) Income, Net    Net interest expense decreased $3.2 million to $0.3 million for Fiscal 2012 from $3.5 million for Fiscal 2011 due to less debt outstanding during 2012 after conversion of our Senior Secured Convertible Notes due 2019 into non-voting Series C Junior Participating Convertible Preferred Stock in the fourth quarter of Fiscal 2011.

        Liquidation of Foreign Subsidiaries    During Fiscal 2011, in accordance with ASC Section 830, "Foreign Currency Matters," we were required to recognize the cumulative translation adjustment balance from stockholders' equity which resulted in a gain of approximately $18.4 million in connection with the liquidation of several of our European subsidiaries. The cumulative foreign currency gain related to the subsidiaries was released out of accumulated other comprehensive income on our consolidated balance sheet and recorded in our consolidated statements of operations. No such activity occurred in Fiscal 2012.

        Other (Expense) Income, Net    Other (expense) income, net, is primarily the result of the offsetting effects of losses and gains realized on currency fluctuations in our primary foreign currencies, the Euro, the Chinese RMB, the Australian dollar, and the British Pound. Other expense, net of $10.3 million for Fiscal 2012, decreased compared with $7.8 million other income, net for Fiscal 2011, primarily due to fluctuations in the Euro that strengthened against the U.S. dollar throughout 2012 and weakened against the U.S. dollar in 2011.

        Provision for Income Taxes    The provision for income taxes was $41.4 million for Fiscal 2012 as compared to $59.9 million in Fiscal 2011, primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate increased to 42.6% for Fiscal 2012 from 30.6% in Fiscal 2011 as a result of higher pre-tax losses in the U.S., where no deferred tax benefit is recorded as a result of valuation allowances.

        Although we record deferred income tax assets in jurisdictions where we generate a loss for income tax purposes, we also record a valuation allowance against these deferred income tax assets for certain jurisdictions when, in management's judgment, it is more likely than not that the deferred tax assets will not be realized. As a result, we may record no tax benefit in jurisdictions where we incur a loss, but record tax expense in jurisdictions where we record taxable income and have no NOL carry-forward. Therefore, few meaningful comparisons can be made on our consolidated tax rates between periods.

        Equity in (Loss) Earnings of Joint Venture    During Fiscal 2012 and Fiscal 2011, we recorded a loss of $(0.2) million and income of $0.6 million, respectively, related to our equity share in the earnings of our joint venture in China. Losses incurred by the joint venture in Fiscal 2012 reflect the softness in the power industry as certain customers delayed their orders in light of the uncertain macroeconomic environment.

        Preferred Stock Dividend and Accretion    During Fiscal 2011, we recorded a $2.0 million dividend related to the 10% preferred stock dividend and $1.0 million related to the periodic accretions under the interest method on $23.6 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") issued to Silver Lake Sumeru. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all shares of Series A Preferred Stock outstanding on November 8, 2011 were converted into 17.5 million shares of the Company's common stock. Therefore, no related costs were recorded in Fiscal 2012.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the fiscal years ended December 30, 2012 and January 1, 2012 were as follows, in millions:

	Year Ended
	December 30, 2012	January 1, 2012
Revenue	$743.0	$697.3
Operating Income	$122.5	$179.8

        During Fiscal 2012, revenue increased $45.7 million, or 6.6%, to $743.0 million from $697.3 million during Fiscal 2011. While global macroeconomic uncertainty and an aggressive pricing environment negatively impacted revenue during 2012, sales volumes increased in 2012 from levels during 2011. The increase in revenue primarily relates to volume increases in the Renewable Energy Solutions SBU during the first three quarters of 2012 due to higher demand in advance of reductions in feed-in tariffs in Germany and Italy, which were effective in the third quarter of 2012, and gains in market share within Europe and Australia.

        Operating margins decreased to 16% during Fiscal 2012 from 26% during Fiscal 2011 as a result of declines in sales prices, increased warranty and service costs, factory ramp-up costs and increased investment in sales and marketing and service teams to support new markets, partially offset by reduction in material costs.

Power Solutions

        Results for the Power Solutions business segment for the years ended December 30, 2012 and January 1, 2012 were as follows, in millions:

	Year Ended
	December 30, 2012	January 1, 2012
Revenue	$279.6	$319.4
Operating Income	$16.1	$21.2

        During Fiscal 2012, revenue decreased $39.8 million, or 12.5%, compared to Fiscal 2011. Revenue for Fiscal 2011 was favorably impacted as it included a substantial amount of delinquent backlog, built up as a result of the constrained supply chain during fiscal year 2010, which was cleared out during Fiscal 2011. In addition, revenue was adversely impacted by reduced demand for certain high running products sold by key server and storage and industrial customers. Operating margins decreased to 6% during fiscal year 2012 as compared to 7% operating margins in fiscal year 2011. The decreased operating margin in Fiscal 2012 was the result of the lower sales volume offset by reductions in manufacturing expenses.

Comparison of Fiscal Year Ended January 1, 2012 with Fiscal Year Ended January 2, 2011

        During Fiscal 2011, revenue remained relatively flat compared to Fiscal 2010 despite macroeconomic pressures, specifically in the European market. The European market was affected by reductions in local government feed-in tariffs and government subsidies which negatively influenced customer demand for our renewable energy products. In addition, competitive pricing pressures negatively impacted the revenue and profitability of our Renewable Energy Solutions SBU.

        Net Sales    Net sales decreased $30.4 million, or 3%, to $1,016.7 million for the fiscal year ended January 1, 2012 from $1,047.1 million for the fiscal year ended January 2, 2011. Demand for our renewable energy products increased as we continued to penetrate Europe and expand into North America, Asia and Australia. During Fiscal 2011, we shipped 2.9 GW of inverters versus 2.6 GW sold during Fiscal 2010. The increased volume was offset by price declines as excess inventories and capacity in the inverter market increased competitive pressures. Power revenue declined as macroeconomic pressures impacted our customer demand levels in the second half of Fiscal 2011.

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

        We have defined our end-markets based on the customers we serve, and have reclassified certain customers. Net sales for Fiscal 2011 and Fiscal 2010 by end-markets were as follows:

	Year Ended
	January 1, 2012	January 2, 2011
Renewable Energy	69%	68%
Servers, Storage and Networking	15%	14%
Industrial Equipment	11%	12%
Network Power Systems	5%	6%

Total	100%	100%

  Gross Profit

	Year Ended
	January 1, 2012	January 2, 2011
Gross profit, in millions	$312.7	$403.1
Gross margin	30.8%	38.5%

        Gross profit for Fiscal 2011 decreased by $90.4 million to $312.7 million from a gross profit of $403.1 million for Fiscal 2010. As a percentage of net sales, gross margin decreased to 30.8% for Fiscal 2011 from a gross margin of 38.5% for Fiscal 2010. Gross margin for the fiscal year ended January 1, 2012 was negatively impacted by macroeconomic and industry specific pressures in the European market. These included an aggressive pricing environment for PV inverters as compared to Fiscal 2010. Gross margin was also negatively impacted by increased factory overhead including start-up costs associated with our new Renewable Energy Solutions factories in North America and China, increased costs related to the establishment of our Renewable Energy Solutions service organization, offset partially by reductions in material costs.

        Selling, General and Administrative    Selling, general and administrative expense increased $13.9 million, or 19%, to $88.5 million for Fiscal 2011 from $74.6 million for Fiscal 2010. As a percentage of net sales, selling, general and administrative expense increased to 9% for Fiscal 2011 from 7% for Fiscal 2010. The increase in selling and general administrative expense for Fiscal 2011 was primarily related to our investment in the expansion of the Renewable Energy Solutions SBU into North America and Asia including sales and marketing teams as well as incremental administrative costs to support the new markets. In addition, selling expense increased as a result of increased advertising and trade shows in order to support our initiatives to grow market share and revenue.

        Research, Development, and Engineering    Research, Development, and Engineering expense increased $11.7 million, or 32% to $48.1 million for Fiscal 2011 from $36.4 million for Fiscal 2010. As a percentage of net sales, Research, Development, and Engineering expense increased to 5% for Fiscal 2011 from 4% for Fiscal 2010. The increase in Research, Development, and Engineering spending was primarily due to our investment in new product introductions and expansion of research and development efforts during Fiscal 2011 as compared with Fiscal 2010.

        Amortization of Intangibles    Amortization of intangible assets increased by $0.3 million to $1.8 million for Fiscal 2011 compared to $1.5 million for Fiscal 2010 as a result of intangible assets acquired upon the acquisition of two renewable energy software firms in order to provide increased value and support to our inverter customers.

        Restructuring Costs and Asset Impairment    No restructuring or asset impairment charges were recorded during fiscal year 2011. During fiscal year 2010, we recorded pre-tax restructuring and asset impairment charges of $3.9 million. These charges were recorded in accordance with ASC 420 "Exit or Disposal Cost Obligations" and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable.

        During fiscal 2009, we announced and implemented a plan to restructure our global organization in response to ongoing demand uncertainty and to exit our factory in the Dominican Republic. The plan was completed during the second quarter of Fiscal 2010. Through implementation of this action, we (i) realigned global manufacturing and sourcing; (ii) improved operational performance; (iii) increased efficiencies in the supply chain and manufacturing process and (iv) improved our ability to respond to customer requirements in a cost effective manner.

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

        Litigation Charges    During Fiscal 2010, we recorded $22.1 million in costs related to a judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. During Fiscal 2011, we recorded an additional $1.3 million related to interest charges for the same lawsuit. On December 22, 2010, the jury found that certain of our products directly or indirectly infringe on SynQor patents and awarded damages plus interest against the Company. See "Legal Proceedings" under Part I, Item 3 of this Annual Report on Form 10-K. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies," we accrued the portion of the contingency that was deemed to be probable and reasonably estimable.

        Income (Loss) from Operations    As a result of the items above, income from operations decreased $91.6 million to $173.0 million for Fiscal 2011 from income of $264.6 million for Fiscal 2010.

        Interest Income (Expense), Net    Net interest expense decreased $2.8 million to $3.5 million for Fiscal 2011 compared to net interest expense of $6.3 million for Fiscal 2010 due to lower debt outstanding during 2011 as a result of the conversion of our 8% Senior Secured Convertible Notes due 2013 into 17.1 million shares of our common stock during the third quarter of Fiscal 2010 and due to the conversion of our Senior Secured Convertible Notes due 2019 into non-voting Series C Junior Participating Convertible Preferred Stock in the fourth quarter of Fiscal 2011. In addition, interest income increased $1.7 million due to higher cash and cash equivalents and investment balances in Fiscal 2011.

        Gain (Loss) on Extinguishment of Debt    Loss on extinguishment of debt was $5.7 million for Fiscal 2010. We repurchased $4.5 million in face value of outstanding 8% Senior Secured Convertible Notes due 2013 for approximately $10 million during Fiscal 2010.

        Gain on Liquidation of Foreign Subsidiaries    During Fiscal 2011, in accordance with ASC Section 830, "Foreign Currency Matters", we were required to recognize the cumulative translation adjustment balance from stockholders' equity which resulted in a gain of approximately $18.4 million in connection with the liquidation of several of our European subsidiaries. The cumulative foreign currency gain related to the subsidiaries was released out of accumulated other comprehensive income on our consolidated balance sheet and recorded in our consolidated statements of operations.

        Other Income (Expense), Net    Net other income was $7.8 million for Fiscal 2011, compared with net other expense of $2.3 million for Fiscal 2010. Net other income during Fiscal 2011 was related to gains on foreign currency transactions of approximately $10.4 million predominately from fluctuations in the Euro which weakened against the U.S. dollar throughout 2011. Our primary foreign currencies are the Euro, the Chinese RMB, and the British Pound. Net other expense during Fiscal 2010 was primarily related to foreign currency transaction losses.

        Provision (Benefit) for Income Taxes    The provision for income taxes was $59.9 million for Fiscal 2011 as compared to $103.6 million recorded during Fiscal 2010. The provision for income taxes recorded during Fiscal 2011 and Fiscal 2010 are primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate decreased to 30.6% for Fiscal 2011 from 41.4% in Fiscal 2010 as a result of the change in geographical mix of pre-tax income at our foreign locations and also due to no tax expense recorded on the gain from liquidation of foreign subsidiaries.

        Equity in (Loss) Earnings of Joint Venture    During Fiscal 2011 and Fiscal 2010 we recorded income of approximately $0.6 million and $1.2 million, respectively, related to our equity share in the earnings of our joint venture in China.

        Preferred Stock Dividend and Accretion    On the $23.6 million of Series A Convertible Preferred Stock ("Series A Preferred Stock") issued to Silver Lake Sumeru, we recorded a $2.0 million dividend related to the 10% preferred stock dividend and $1.0 million related to the periodic accretions under the interest method during Fiscal 2011. This compares to a $2.4 million dividend related to the 10% preferred stock dividend and $1.1 million related to the periodic accretions under the interest method during Fiscal 2010. During the fiscal year ended January 1, 2012, we also sent a notice of automatic conversion to Silver Lake Sumeru, the registered holder of the Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all shares of Series A Preferred Stock outstanding on November 8, 2011 were converted into 17.5 million shares of the Company's common stock.

Renewable Energy Solutions

        Results for the Renewable Energy Solutions business segment for the fiscal years ended January 1, 2012 and January 2, 2011 were as follows, in millions:

	Year Ended
	January 1, 2012	January 2, 2011
Revenue	$697.3	$715.4
Operating Income	179.8	309.4

        During Fiscal 2011, revenue decreased $18.1 million, or 3%, to $697.3 million from $715.4 million during Fiscal 2010. While global macroeconomic uncertainty and an aggressive pricing environment negatively impacted revenue during Fiscal 2011, sales volumes increased in Fiscal 2011 from levels during Fiscal 2010. The decrease in revenue was primarily a result of price erosion, offset by growth in the renewable energy market driven by gains in market share, including our expansion further into Asia and North America. Operating margins decreased to 26% during Fiscal 2011 from 43% for the comparable period of Fiscal 2010 as a result of declines in sales prices, higher factory overhead and start-up costs associated with the new facilities established in North America and China, as well as increased investment in sales and marketing, service teams, and R&D.

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

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $230.5 million at December 30, 2012 from $204.9 million at January 1, 2012. Our primary source of cash in Fiscal 2012 was $91.3 million generated from operating activities.

        Net cash provided by operating activities is primarily the result of $55.7 million of net income, before giving effect to non-cash adjustments for $22.2 million in depreciation and amortization charges and $14.5 million in stock-based compensation. Cash from operations was further provided by a $24.7 million decrease in accounts receivable, net and an $11.0 million and $17.8 million increase in accrued liabilities and other liabilities, respectively. Cash provided from operating activities noted above was partially offset by a $50.7 million reduction in accounts payable and an $8.4 million decrease in deferred tax accounts. Net cash used in investing activities consisted primarily of $31.3 million for capital expenditures and $35.4 million for the purchase of fixed-income securities. Net cash used in financing activities consisted of $4.8 million to repurchase 1.1 million shares of our common stock and $2.1 million for share-related employee tax withholdings. In addition, our cash balances were positively impacted by $6.7 million related to foreign currency translation, primarily due to the strengthening of the Euro against the U.S. dollar during 2012.

        In fiscal 2011, the Company entered into a $150.0 million revolving credit facility with Bank of America, N.A. (BOA) and a syndicate of other lenders with an expiration date of April 30, 2014. In December 2012, the Company began discussions with BOA to amend the revolving credit facility and, on January 30, 2013, the Company amended and restated its $150.0 million revolving credit facility into a $50.0 million five-year senior secured asset-based revolving credit agreement ("Credit Agreement") with BOA as the sole lender and administrative agent, which cured all debt covenant violations under our $150.0 million revolving credit facility. The Credit Agreement is subject to a Borrowing Base limitation, which is determined based on a percentage of eligible inventory, a percentage of eligible accounts receivable, an qualified cash as defined in the Credit Agreement. Any amounts outstanding under the Credit Agreement will be due and payable on January 30, 2018. After considering the Borrowing Base limitation, $27.2 million of borrowing capacity became available to the Company on January 30, 2013.

        As defined the in the Credit Agreement, the Company's borrowings will bear interest at either LIBOR, plus 1.75% to 2.25% or at the base rate plus 0.75% to 1.25%.

        In addition to the usual and customary covenants for credit facilities of this type, including covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in the business of the Company or its subsidiaries, the Company is subject to a Minimum Fixed Charge Coverage Ratio covenant during any "Trigger Period" as defined in the agreement. The Credit Agreement also contains certain cross-default provisions.

        Excluding the Credit Agreement secured in North America, we maintain a credit facility with a bank in Asia. The aggregate availability under this credit facility was approximately $0.8 million at December 30, 2012. The credit facility bears interest on amounts outstanding at various intervals based on published market rates. At December 30, 2012, no amounts were outstanding on the credit facility. In additon, we had $0.5 million committed to guarantee letters of credit to vendors in Europe.

        Our total in cash and cash equivalents and fixed-income securities, maturing in 2013, held outside of the U.S. in various foreign subsidiaries was approximately $244.6 million as of December 30, 2012. Historically, we have deemed the earnings of our foreign subsidiaries to be permanently reinvested in the foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U. S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. With respect to our U.S. operations, we believe that cash and cash equivalents held in the U.S.; expected cash to be generated from our U.S. operations; and borrowings available under our Credit Agreement are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock) without the repatriation of undistributed earnings in the form of cash and cash equivalents of our subsidiaries outside the U.S. We intend, and have the ability, to permanently reinvest the undistributed earnings of our foreign subsidiaries outside the U.S. Since 2010, we have expanded our Renewable Energy Solutions business into new foreign markets, including China, Spain, Greece, Israel and India. We expect this trend to continue with targeted market expansions in 2013 into Brazil, Japan, South Africa and Thailand as well as further expansions into additional countries contemplated for 2014 and thereafter. We expect our Italian subsidiary to continue as the largest generator of cash and we expect to fund the cash needs of our existing foreign operations and foreign expansions with cash accumulated and to be generated by our Italian subsidiary. During Fiscal 2011, we established a Dutch holding company structure which facilitates the tax-efficient use of Italian cash for the funding of existing and new subsidiaries' cash needs. Excess cash which is not required to fund international operations will be invested by the Dutch holding company and the holding company will expand its activities as our global offshore treasury and financing vehicle.

        Within the U.S., we held $21.2 million in cash and cash equivalents in various checking and savings accounts in U. S. financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions ("IDIs") from December 31, 2010 through December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts will no longer be insured separately from depositors' other accounts at the same IDI. Instead, noninterest-bearing transaction accounts will be added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI.

        We currently anticipate that our total capital expenditures for Fiscal 2013 will be in the range of $25 to $30 million primarily for manufacturing equipment and process improvements, equipment related to R&D and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

        On October 25, 2011, we sent a redemption notice to the registered holder of our 6.0%/8.0%/10.0% Senior Secured Convertible Notes due 2019 (the "Notes") calling for the redemption of all outstanding Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"), unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date would be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes had the option to convert the Notes prior to the Redemption Date into shares of the Company's common stock or, at the election of the holder, into shares of non-voting Series C Junior Participating Convertible Preferred Stock (the "Junior Preferred Stock"). Under the terms of the Junior Preferred Stock, the holder of such shares is prohibited, subject to certain limited exceptions, from converting such shares of Junior Preferred Stock into common stock if such conversion would result in the holder owning more than 19.9% of our outstanding common stock. Pursuant to the terms of the Indenture and the Notes, the holder of the Notes converted the Notes into 36,375 shares of Junior Preferred Stock which are (subject to the limitations described above) convertible into 26,944,444 shares of our common stock. The Junior Preferred Stock does not pay dividends, has no voting rights, and ranks senior in preference and priority over, or in parity, with our common stock with respect to liquidation, dividend rights and dissolution.

        On October 25, 2011, we also sent a notice of automatic conversion to the registered holder of our outstanding Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all Series A Preferred Stock outstanding on November 8, 2011 was converted into the Company's common stock at a conversion price of $1.35 per share of common stock, which translates to a rate of 740.7407407 shares of common stock for each share of Series A Preferred Stock converted. Accordingly, all of the outstanding shares of Series A Preferred Stock were converted into 17.5 million shares of our common stock on November 8, 2011.

        Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds that we expect to generate from our operations, will be sufficient to meet our liquidity requirements for at least the next twelve months. We will continue to evaluate our liquidity position, and when and if necessary, explore alternatives to maximize our position and we may determine to raise additional funding through the issuance of equity securities or incurrence of debt; however, there can be no assurances that we will be able to obtain additional funds on favorable terms or at all.

Off-Balance-Sheet Arrangements

        Below we identify and disclose all of our significant off-balance-sheet arrangements and related party transactions. We do not utilize special purpose entities or have any known financial relationships with other companies' special purpose entities.

        Operating Leases    We enter into operating leases based on business need and when and where the economic climate is favorable. The liquidity impact of operating leases generally is not material.

        Purchase Commitments    We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Although we have no such commitments at December 30, 2012, commitments to purchase inventory at above market prices are reserved when applicable. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.

        Other Contractual Obligations    We do not have material financial guarantees that are reasonably likely to affect liquidity.

        Related Parties    We have entered into certain transactions, or have other arrangements with related parties. (See Note 18 of Notes to Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K).

        Summary of Contractual Obligations and Commitments    As of December 30, 2012, we had not entered into any material non-cancelable open purchase orders. A summary of our future contractual payments related to lease obligations is as follows (in millions):

Year Ending December 31,	Operating Leases
2013	$6.0
2014	5.3
2015	3.5
2016	1.3
2017	0.7
2018 and thereafter	0.4

Total	$17.2

        At December 30, 2012, we also had recorded a tax liability of $6.7 million related to uncertain tax positions recorded under ASC 740. This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our ASC 740 liabilities.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risks relating to our operations result primarily from changes in interest rates on investments, outstanding financial debt instruments and changes in foreign currency exchange rates.

        Interest-Rate Risk    Our exposure to interest-rate risk results from our investments in fixed-income debt securities and our financial debt instruments due to a change in interest rates. With respect to our investment portfolio, our investment strategy is based on short-term investments designed to maintain liquidity and minimize risk.

        Investments    As of December 30, 2012, the Company had fixed-income held-to-maturity debt securities consisting of U.S. mortgage-backed securities, which exposes us to credit risk.

        Debt    Our exposure to interest-rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. At December 30, 2012 we had no debt borrowings and no outstanding derivatives.

        Foreign Currency    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including inter-company transactions. We may hedge these foreign currency exposures based on our assessment of their significance. As of December 30, 2012 we had not entered into any foreign currency hedges. However, in February 2013 we entered into foreign currency forward contracts to manage our exposure to foreign currency fluctuations between the U.S. dollar and the Euro.

        A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $71 million and a reduction of reported net income before income taxes of approximately $19 million in the fiscal year ended December 30, 2012. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at December 30, 2012 of approximately $41 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

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

        In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2012. Based upon their evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2012, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the fourth fiscal quarter of Fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework . Based on this assessment, our management believes that, as of December 30, 2012, our internal control over financial reporting was effective. Our internal control over financial reporting as of December 30, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 15 and incorporated by reference in Item 9A.

        Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error or fraud. Because of inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

ITEM 9B—OTHER INFORMATION

        Not applicable.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information pursuant to Items 401 (other than as described in the following paragraph), 407(c)(3), (d)(4) and (d)(5) of Regulation S-K by this Item 10 will be contained under the heading "Proposal One: Election of Directors" in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

        The information relating to our executive officers required by this Item 10 is provided in Part I, Item 1 under the heading "Executive Officers of the Registrant," and such information is incorporated herein by reference.

        The information required pursuant to Item 405 of Regulation S-K by this Item 10 will be contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

ITEM 11—EXECUTIVE COMPENSATION

        The information required pursuant to Items 402, 407(e)(4) and (e)(5) of Regulation S-K by this Item 11 will be contained under the headings "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards—Fiscal 2012," "Outstanding Equity Awards at Fiscal 2012 Year-End," "Option Exercises and Stock Vested—Fiscal 2012," "Nonqualified Deferred Compensation," "Pension Benefits," "Employment, Severance and Change in Control Agreements and Arrangements for Fiscal 2012," and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required pursuant to Items 201(d) and 403 of Regulation S-K by this Item 12 will be contained under the headings "Equity Compensation Plan Information" and "Beneficial Ownership of Power-One, Inc. Common Stock by Directors, Officers and Certain Other Owners" in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required pursuant to Items 404 and 407(a) of Regulation S-K by this Item 13 will be contained under the headings "Certain Relationships and Related Transactions" and "Corporate Governance" in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required pursuant to Item 9(e) of Schedule 14A by this Item 14 will be contained under the heading "Ratification of the Appointment of Independent Registered Public Accounting Firm" in our definitive Proxy Statement related to our 2013 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

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

Date: February 28, 2013

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

Signature	Title	Date

/s/ RICHARD J. THOMPSON Richard J. Thompson	President and Chief Executive Officer (Principal Executive Officer), Director	February 28, 2013
/s/ GARY R. LARSEN Gary R. Larsen	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013
/s/ JAY WALTERS Jay Walters	Chairman of the Board of Directors	February 28, 2013
/s/ DR. RICHARD SWANSON Richard Swanson	Director	February 28, 2013
/s/ HARTMUT LIEBEL Hartmut Liebel	Director	February 28, 2013
/s/ MARK MELLIAR-SMITH Mark Melliar-Smith	Director	February 28, 2013
/s/ JON W. GACEK Jon W. Gacek	Director	February 28, 2013
/s/ KAMBIZ HOOSHMAND Kambiz Hooshmand	Director	February 28, 2013
/s/ AJAY SHAH Ajay Shah	Director	February 28, 2013
/s/ KYLE RYLAND Kyle Ryland	Director	February 28, 2013

FINANCIAL STATEMENTS

        The following financial statements are filed as a part of this Report:

POWER-ONE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Power-One, Inc.
Camarillo, California

        We have audited the accompanying consolidated balance sheets of Power-One, Inc. and subsidiaries (the "Company") as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Power-One, Inc. and subsidiaries as of December 30, 2012 and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 28, 2013

POWER-ONE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 30, 2012	January 1, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$230,524	$204,881
Investments in fixed-income securities	35,242	—
Accounts receivable:
Trade, less allowance for doubtful accounts of $9,186 in 2012 and $9,763 in 2011	205,556	233,252
Other	16,124	9,639
Inventories	160,234	160,515
Prepaid expenses and other current assets	18,787	15,351

Total current assets	666,467	623,638
PROPERTY AND EQUIPMENT, net	101,946	87,223
INTANGIBLE ASSETS, net	15,549	17,414
OTHER ASSETS	14,970	15,241

TOTAL	$798,932	$743,516

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$131,078	$177,333
Income tax payable	3,600	4,020
Other accrued liabilities	73,380	64,754

Total current liabilities	208,058	246,107
DEFERRED REVENUE	29,874	20,707
WARRANTIES, less current portion	31,748	21,824
OTHER LONG-TERM LIABILITIES	12,319	14,293
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series C junior participating convertible preferred stock, par value $0.001; liquidation preference $1,000 per share; 36,900 shares authorized; 36,375 shares outstanding and convertible into 26,944,444 shares common stock at December 30, 2012 and January 1, 2012	36,326	36,326
Common stock, par value $0.001; 300,000,000 shares authorized; 121,890,871 and 121,844,093 shares issued and outstanding at December 30, 2012 and January 1, 2012	122	122
Additional paid-in capital	661,395	652,971
Accumulated other comprehensive income	16,310	4,048
Accumulated deficit	(197,220)	(252,882)

Total stockholders' equity	516,933	440,585

TOTAL	$798,932	$743,516

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
NET SALES	$1,022,578	$1,016,711	$1,047,139
COST OF GOODS SOLD	762,453	704,007	644,017

GROSS PROFIT	260,125	312,704	403,122
EXPENSES:
Selling, general and administrative	104,183	88,456	74,631
Research, development, and engineering	46,088	48,077	36,401
Amortization of intangible assets	1,634	1,837	1,533
Litigation	282	1,345	22,128
Restructuring and asset impairment costs	—	—	3,852

Total expenses	152,187	139,715	138,545

INCOME FROM OPERATIONS	107,938	172,989	264,577
INTEREST AND OTHER (EXPENSE) INCOME:
Interest income	1,459	1,966	361
Interest expense	(1,751)	(5,498)	(6,705)
Loss on extinguishment of debt	—	—	(5,658)
Liquidation of subsidiaries	—	18,425	—
Other (expense) income, net	(10,314)	7,761	(2,323)

Total interest and other (expense) income, net	(10,606)	22,654	(14,325)

INCOME BEFORE PROVISION FOR INCOME TAXES	97,332	195,643	250,252
PROVISION FOR INCOME TAXES	41,416	59,924	103,615

INCOME BEFORE EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	55,916	135,719	146,637
EQUITY IN (LOSS) EARNINGS OF JOINT VENTURE	(254)	577	1,219

NET INCOME	$55,662	$136,296	$147,856

PREFERRED STOCK DIVIDEND AND ACCRETION	—	2,981	3,427

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$55,662	$133,315	$144,429

BASIC EARNINGS PER SHARE	$0.37	$1.08	$1.30

DILUTED EARNINGS PER SHARE	$0.36	$0.88	$0.96

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	121,671,950	106,444,987	95,731,290

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	156,261,224	138,521,152	141,909,642

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
NET INCOME	$55,662	$136,296	$147,856
OTHER COMPREHENSIVE INCOME (LOSS)
Gain from liquidation of foreign subsidiary, recognized in statement of operations	—	(18,425)	—
Foreign currency translation adjustments(a)	12,262	(18,947)	2,153

COMPREHENSIVE INCOME	$67,924	$98,924	$150,009

(a)
Foreign currency translation adjustments exclude the related tax effects in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") section 220-10-45 "Comprehensive Income—Overall—Other Presentation." As of December 30, 2012, the Company has not provided for U.S. income taxes on its undistributed earnings of foreign subsidiaries since the Company considers these earnings to be reinvested indefinitely. See Note 16.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Series C Preferred Stock— $.001 Par Value
			Common Stock— $.001 Par Value
						Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
BALANCE, JANUARY 3, 2010	—	—	88,238,747	$88	$620,261	$39,267	$(537,034)	$122,582
Net income							147,856	147,856
Cumulative translation adjustment						2,153		2,153
Issuance of common stock under stock incentive plans, net of shares repurchased and tax			1,611,677	2	2,765			2,767
Stock compensation					5,619			5,619
Issuance of common stock upon conversion of 8% Senior Secured Convertible Notes			17,125,000	17	32,905			32,922
Repurchase of common stock			(3,000,000)	(3)	(28,436)			(28,439)
Accretion of discount on preferred stock					(1,063)			(1,063)
Cash dividends on preferred stock					(2,364)			(2,364)

BALANCE, JANUARY 2, 2011	—	—	103,975,424	104	629,687	41,420	(389,178)	282,033
Net income							136,296	136,296
Liquidation of subsidiary						(18,425)		(18,425)
Cumulative translation adjustment						(18,947)		(18,947)
Issuance of common stock under stock incentive plans, net of shares repurchased and tax			968,669	1	(2,131)			(2,130)
Stock compensation					13,068			13,068
Issuance of Series C Jr Preferred stock upon conversion of Senior Secured Convertible Notes due 2019	36,375	36,326						36,326
Issuance of common stock upon conversion of Series A Convertible Preferred Stock			17,500,000	18	20,539			20,557
Repurchase of common stock			(600,000)	(1)	(5,212)			(5,213)
Accretion of discount on preferred stock					(959)			(959)
Cash dividends on preferred stock					(2,021)			(2,021)

BALANCE, JANUARY 1, 2012	36,375	36,326	121,844,093	122	652,971	4,048	(252,882)	440,585
Net income							55,662	55,662
Cumulative translation adjustment						12,262		12,262
Issuance of common stock under stock incentive plans, net of shares repurchased and tax			1,146,778	1	(1,206)			(1,205)
Stock compensation					14,458			14,458
Repurchase of common stock			(1,100,000)	(1)	(4,828)			(4,829)

BALANCE, DECEMBER 30, 2012	36,375	$36,326	121,890,871	$122	$661,395	$16,310	$(197,220)	$516,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$55,662	$136,296	$147,856
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,228	17,717	15,358
Undistributed loss (earnings) of joint venture	254	(577)	(1,219)
Amortization of bond premium on fixed-income securities	199	—	—
Amortization of debt issuance costs	574	1,010	—
Asset impairment(a)	—	—	409
Gain on liquidation of subsidiary(b)	—	(18,425)	—
Change in fair value of derivative liability	—	—	(670)
Stock-based compensation	14,458	13,068	5,620
Exchange loss (gain)	2,250	(5,026)	2,373
Net loss on disposal of property and equipment	426	1,388	190
Net loss on extinguishment of debt(c)	—	—	5,658
Deferred income taxes	(8,377)	(2,782)	(3,733)
Changes in operating assets and liabilities:
Accounts receivable, net	24,681	26,006	(144,235)
Inventories	1,922	(8,742)	(79,502)
Prepaid expenses and other current assets	(768)	636	(11,528)
Accounts payable	(50,662)	(35,620)	124,032
Restructuring reserve	—	(549)	(6,318)
Income tax payable	(449)	(103,780)	94,112
Accrued liabilities	11,025	4,288	54,134
Other liabilities	17,834	13,639	7,398

Net cash provided by operating activities	91,257	38,547	209,935

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,344)	(42,213)	(27,634)
Proceeds from sale of property and equipment	—	—	370
Purchases of fixed-income securities	(35,440)	—	—
Other assets	492	350	(706)
Acquisition of assets(d)	—	(750)	(1,925)

Net cash used in investing activities	(66,292)	(42,613)	(29,895)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on bank credit facilities	15,000	—	—
Repayments of borrowings on bank credit facilities	(15,000)	—	(466)
Repayments of borrowings on long-term debt	—	(107)	(14,378)
Payment of debt issue costs	—	(1,986)	—
Dividends paid	—	(2,021)	(2,364)
Repurchases of common stock	(4,829)	(5,213)	(28,439)
Issuance of common stock	891	509	5,685
Cash paid to satisfy share-related employee tax withholding obligations	(2,096)	(2,640)	(2,919)

Net cash used in financing activities	(6,034)	(11,458)	(42,881)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,712	(7,502)	1,195

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,643	(23,026)	138,354
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204,881	227,907	89,553

CASH AND CASH EQUIVALENTS, END OF PERIOD	$230,524	$204,881	$227,907

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$423	$3,875	$4,208
Cash paid for income taxes, net of refunds	$52,692	$164,089	$15,026

(a)
The asset impairment charges of $0.4 million for the fiscal year ended January 2, 2011 related to the impairment of property and equipment as a result of the Company's restructuring plan, determined in accordance with ASC 260.

(b)
During the fiscal year ended January 1, 2012, the Company recorded a gain of approximately $18.4 million from the cumulative translation adjustment balance in connection with the liquidation of several of its European subsidiaries. The cumulative foreign currency gain related to the subsidiaries was released out of accumulated other comprehensive income on its accompanying consolidated balance sheets and recorded in its accompanying consolidated statements of operations.

(c)
During the fiscal year ended January 2, 2011, the company paid $10.0 million plus accrued interest to repurchase and extinguish $4.5 million of its 8% Senior Secured Convertible Notes, and recorded a net loss of $5.7 million net of the write-off of the unamortized debt issuance costs and accrued interest, related to the extinguishment of debt in its consolidated statements of operations.

(d)
During the fiscal years ended January 1, 2012 and January 2, 2011, the Company paid $0.8 million and $1.9 million, respectively, to purchase certain assets from two small renewable energy software firms.

POWER-ONE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

        During the fiscal years ended January 1, 2012 and January 2, 2011, the Company declared a dividend of approximately $2.0 million and $2.4 million, respectively on the Series A Convertible Preferred Stock ("Series A Preferred Stock") owned by Silver Lake Sumeru.

        During the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, an additional $4.5 million, $1.7 million, and $2.0 million, respectively, of property and equipment had been purchased but not yet paid.

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

The accompanying notes are an integral part of these Consolidated Financial Statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

NOTE 1. GENERAL INFORMATION

        The accompanying consolidated financial statements of Power-One, Inc. (the "Company" or "Power-One") reflect the consolidated results of its operations for the fiscal years ended December 30, 2012 ("Fiscal 2012"), January 1, 2012 ("Fiscal 2011"), and January 2, 2011 ("Fiscal 2010") and include the accounts of the Company and its subsidiaries, all of which are wholly owned. The statements were prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company's reporting period coincides with the 52- or 53-week period ending on the Sunday closest to December 31 and its fiscal quarters are the 13- or 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 were 52-week years.

        The Company manufactures and assembles its products primarily at facilities in United States, China, Italy, Slovakia and its joint venture in China ("JV") and at several contract manufacturers located predominantly in Asia. During the first half of Fiscal 2010, the Company exited its factory in the Dominican Republic.

        The Company is organized into the Renewable Energy Solutions and Power Solutions operating segments, or strategic business units ("SBU"s), based on the products and services provided. Renewable Energy Solutions SBU offers inverters and accessories for the photovoltaic/solar markets. These inverters convert DC energy from solar panels into AC energy for customer use or for the utility grid. The Power Solutions SBU represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

        No customer exceeded 10% of the Company's sales in 2012, 2011 or 2010. One customer represented approximately 12.0% and 10.5% of the Company's trade accounts receivable balance as of December 30, 2012 and January 1, 2012, respectively.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

        Principles of Consolidation—The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company includes in its accompanying consolidated statements of operations its pro rata share of the financial results of investments accounted for under the equity method.

        Use of Estimates in the Preparation of the Financial Statements—The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for sales returns and discounts, allowance for doubtful accounts, inventory valuation, depreciation and amortization, warranty costs, indefinite-lived assets impairment, restructuring charges, uncertain tax positions and the recoverability of deferred tax assets, stock-based compensation, business combinations and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        Revenue Recognition—In accordance with ASC 605, "Revenue Recognition," the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable, and collectability is reasonably assured. Sales are recorded net of sales returns and discounts, which are estimated based upon historical data.

        For customers purchasing certain renewable energy products, the Company may provide performance monitoring support services after the product has been shipped. For arrangements including such additional deliverables, the Company recognizes revenue in accordance with the standards set forth in ASC 605-25 "Revenue Recognition—Multiple-Element Arrangements." The standard sets the requirements for establishing separate units of accounting in a multiple-element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party objective evidence ("TPOE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE or TPOE is available. Revenue generated from the performance monitoring support services, including the related hardware to monitor the performance of the inverter, is deferred and recognized as the related services are performed.

        The Company also sells extended warranties. Revenue derived from the extended warranties is deferred and recognized as the revenue is earned over the warranty period. The Company deferred $30.6 million and $20.7 million related to extended warranties and performance monitoring services for the fiscal years ended December 30, 2012 and January 1, 2012, respectively.

        Title is deemed to pass at the time of shipment (or at the time of inventory consumption for customers on VMI programs) because this is the point at which revenue is earned and realizable and the earnings process is complete. For most shipments, title to shipped goods transfers at the shipping point, so the risks and rewards of ownership transfer once the product leaves the Company's warehouse. For shipments in which title transfers at a later date, revenue recognition is delayed.

        Shipping and handling costs may be charged to customers and revenue generated by these charges is included in net sales. Costs relating to shipping and handling are included in cost of goods sold.

        Generally, the Company offers its distributors a standard agreement which includes payment terms, description of rights to return or exchange product, and price discounts. In general, payment is due within 30 days of shipment of the product to the distributors. The distributor may have a right to return if the Company discontinues a product that the distributor has on hand. The distributor may have a right to exchange up to 5% of the dollar value of products purchased within the prior six-month period, so long as the distributor is currently purchasing at least the equivalent dollar value in new product. Estimated product exchanges or returns are accrued for at the time of the sale based on historical information in accordance with ASC 605-15 "Revenue Recognition—Products." The Company may also give price discounts to a distributor at the time a purchase order is received from the distributor for product that they will sell to a specific customer. The price discount is typically available for one year following issuance of the purchase order for items listed on the purchase order. The Company accrues for the estimated price discount at the time revenue is recognized.

        Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity of three months or less at purchase date to be cash equivalents.

        Accounts Receivable and Allowance for Doubtful Accounts—The Company establishes the allowance for doubtful accounts based on its assessment of the collectability of individual customer accounts. The adequacy of these allowances is regularly reviewed by considering internal factors such as historical

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

experience, credit quality and age of the receivable balances as well as external factors such as economic and political conditions that may affect a customer's ability to pay, historical default rates, and long-term historical loss rates published by major third-party credit-rating agencies. The Company also considers the concentration of receivables outstanding with a particular customer in assessing the adequacy of its allowances. An allowance for doubtful accounts is provided for at the point it is probable that the receivable is uncollectible. In addition, the Company has established credit insurance covering certain high-risk receivables.

        The Company establishes its allowance for doubtful accounts by considering both customer-specific and country-specific issues. Its assessment considers customer financing availability, customer payments as compared with contractual terms, customer liquidity, and all other known customer-specific issues. In addition, it considers country-specific issues including feed-in tariffs, financing within the region and any other known country-specific issues. The Company also monitors the economic and political changes and evaluates the related impact on its customers' credit worthiness and establishes reserves on those related receivables at the point in time when collectability is no longer deemed probable.

        The Company has established credit insurance covering approximately 50% of its Renewable Energy Solutions receivables in Europe, established upfront credit limits with our customers, require certain customers to provide bank guarantees and letters or credit, and have required certain customers to make advanced payment for product in order to mitigate its collection risk.

        As of December 30, 2012, the Company has certain trade accounts receivable outstanding with a customer totaling $9.4 million related to invoices which remain past due and for which the Company believes payment has been withheld by the customer pending successful remediation of warranty repairs in connection with product purchased by the customer. Management believes that it has satisfactorily identified causes and corrective actions for such warranty repairs and the Company is currently working with its customer to remediate them. As such, management believes that such amounts will be collectible and has not established an allowance for such amounts. The Company has accrued costs it expects to incur to resolve these issues as part of it warranty obligation.

        Inventories—Inventories are stated at the lower of cost (first-in, first-out method) or market. The Company reviews the historical and projected usage for inventory in determining excess and obsolete inventory. The Company estimates the projected usage of each inventory item by performing a quarterly analysis of expected future usage of raw materials, subassemblies-in-process and finished goods on an item-by-item basis. Such analysis includes the consideration of current sales backlog supported by customer purchase orders as well as forecasted sales of each inventory item for the next four quarters. Forecasted sales of each inventory item takes into consideration historical usage during the last 12 months, expected demand in the next 12 months, known or anticipated technological changes, the commonality of components and sub-assemblies used in multiple products, the maturity of the product in its life cycle, and any other macroeconomic factors. The methodology for forecasting demand may be modified depending on specific product lifecycles and local circumstances. The Company writes down the carrying value of its inventory in excess of this demand. In addition, the Company evaluates the reliability of its assessment of projected usage by comparing such projected usage amounts to actual subsequent usage.

        Any non-cancelable open purchase orders for components that the Company is obligated to purchase in excess of projected usage, or for open purchase orders where the market price is lower that the purchase order price, are recorded as other accrued expenses on the accompanying consolidated balance sheet.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        Investments—The Company accounts for its investments in accordance with ASC 320—"Investments Debt and Equity Securities". The Company's investments in fixed-income debt securities are classified as held to maturity and recorded at cost and adjusted for the amortization of premiums and discounts as the Company has the ability and intent to hold these securities to maturity. Interest on debt securities, including amortization of premiums and accretion of discounts, is included in other income (loss) on the accompanying consolidated statements of operations.

        The Company's equity-method investment is recorded at the cost of the investment adjusted for the Company's respective share of earnings or losses of the investee and any distributions received.

        Investments are reviewed periodically to determine whether a decline in fair value below the carrying value is other than temporary. When a decline in the value of fixed-income or equity-method investment is considered other than temporary, a loss is recognized in the consolidated statements of operations. The other-than-temporary impairment ("OTTI") is based on certain criteria for each group of invested assets, such as security-specific analysis and other factors, which include the duration and extent of unrealized losses, intent to sell or the likelihood of the Company being required to sell the investments before recovery of the cost basis.

        Realized gains and losses from the sales of debt securities are determined using the specific identification method and are included in other income (loss) in the accompanying consolidated statements of operations.

        Property and Equipment—Property and equipment are recorded at cost. Provision for depreciation has been made based upon the estimated useful lives of the assets, which range from three to 20 years, using the straight-line method. Provision for amortization of leasehold improvements is made based upon the estimated lives of the assets or terms of the leases, whichever are shorter.

        Intangible Assets—Intangible assets include identifiable intangible assets acquired in connection with the acquisition of the Company in 1995, the Power Electronics Group of Magnetek, Inc. in 2006 and other smaller acquisitions since that time. A portion of the acquisition cost was allocated among certain identifiable intangible assets determined by management to have value, such as the Company's name, distribution network and product technology. Provision for amortization has been made based upon the estimated useful lives of the intangible asset categories, which range from five years to 20 years, using the straight-line method as this best represents the benefits derived.

        Impairment of Long-Lived and Indefinite-Lived Assets—The Company reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in ASC 360—"Property, Plant and Equipment." Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate to the carrying amount. If the asset is determined to be unable to recover its carrying value, it is written down to fair value. Fair value is determined based on discounted cash flows, appraised values or other information available in the market, depending on the nature of the assets. Methodologies for determining fair value are inherently based on estimates that may change, such as the useful lives of assets and our cash flow forecasts associated with certain assets.

        The Company reviews the carrying value of indefinite-lived intangible assets using the methodology prescribed in ASC 350 "Intangibles—Goodwill and Other." ASC 350 requires that the Company not amortize indefinite-lived intangible assets, but instead subject it to impairment tests on at least an annual basis and whenever circumstances suggest that they may be impaired. The Company tests its

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

indefinite-lived assets for impairment on an annual basis at the end of its August fiscal month. No impairment charges were recorded in fiscal years 2012, 2011, or 2010.

        Restructuring Costs—The Company records restructuring charges in accordance with ASC 420, "Exit or Disposal Cost Obligations," and ASC 712 "Compensation—Nonretirement Postemployment Benefits," as applicable. ASC 420 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan. In accordance with the guidance provided under ASC 712, costs are accrued for severance expenses prior to notification for termination benefits that are contractual or required by regional labor laws or are pursuant to a substantive plan where the costs are deemed probable and reasonably estimable. The Company recorded $3.9 million in facility closure costs for its Dominican Republic facility consisting of $2.7 million of inventory charges, $0.8 million of accelerated depreciation and $0.4 million in asset impairment costs as part of cost of goods sold in the accompanying consolidated statements of operations for the fiscal year ended January 2, 2011. No restructuring charges were recorded by the Company during Fiscal 2012 and Fiscal 2011.

        Income Taxes—The Company records a deferred income tax asset in jurisdictions where the Company generates a loss. The Company also records a valuation allowance against these deferred income tax assets in accordance with ASC 740, "Income Taxes," when, in management's judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Uncertain tax positions are also recorded under the provisions of ASC 740. The Company recognizes, in the consolidated financial statements, only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. Under these provisions, the Company must assume that the taxing authority will examine the income tax position and will have full knowledge of all relevant information. For each income tax position that meets the more likely than not recognition threshold, the Company then assesses the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.

        Stock-Based Compensation—On the date of grant, the Company estimates the fair value of stock options and performance share units on the date of grant using the Black-Scholes option pricing model or the Monte Carlo Simulation model, respectively. Both models require the input of subjective assumptions, including the expected volatility of the Company's common stock and an option's expected life. The fair value of the Company's restricted stock units is determined based on the closing trading price of its common stock on the grant date. The amount of expense recognized represents the expense associated with the stock-based awards the Company expects to ultimately vest based upon an estimated rate of forfeitures. The Company's estimate of forfeitures is based on historical forfeiture behavior as well as any expected trends in future forfeiture behavior; this rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

        Earnings Per Share—Basic and diluted earnings per share ("EPS") in Fiscal 2011 and Fiscal 2010 were calculated utilizing the two-class method as the Company's outstanding participating redeemable convertible preferred stock in Fiscal 2011 and Fiscal 2010 was more dilutive under the "two-class" method than the "if-converted" method. In Fiscal 2012, basic EPS was calculated utilizing the "two-class" method and diluted EPS was calculated utilizing the "if-converted" method as the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

"if-converted" and "two-class" method of calculating diluted EPS yielded the same result due to the conversion of preferred stock to common stock and the issuance of the Series C junior participating convertible preferred stock at the end of Fiscal 2011. Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted average shares outstanding for the period. Shares of the Company's Series C junior participating convertible preferred stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro rata on an as-converted basis. GAAP requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the convertible preferred stock is not contractually obligated to share in the Company's losses, no allocation is made to preferred stock for periods when a net loss exists.

        Research, Development, and Engineering—Research, development, and engineering costs include existing product engineering, custom product development, R&D, and quality assurance. R&D costs are expensed in the period incurred in accordance with ASC 730, "Research and Development." R&D expenses were $30.7 million, $30.2 million, and $23.2 million, for the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

        Warranties—The Company generally offers its customers a standard two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers standard five- and ten-year warranties on its renewable energy products and also offers customers extended warranty contracts with terms between five and 10-years after the standard warranty period expires. The Company accounts for such extended warranty contracts in accordance with ASC 605-20-25, "Revenue Recognition." The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates by specific product lines and estimated future costs and projected failure rate trends by specific product lines. Factors taken into consideration when evaluating our warranty reserve are (i) historical claims for each product, (ii) the maturity of the product within its life cycle, (iii) volume increases, (iv) life of warranty, (v) historical warranty repair costs and (vi) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.

        Derivative Instruments—The Company accounts for derivative instruments in accordance with ASC 815, "Derivatives and Hedging" and subsequent amendments, which establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

        Concentration of Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions, investments in fixed-income securities, and trade receivables. The Company sells products and extends credit to customers, primarily in the United States, Europe and Asia; periodically monitors its exposure to credit losses; and maintains allowances for anticipated losses.

        Foreign Currencies—The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currencies of our foreign subsidiaries are generally the local

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

currency of the subsidiary. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of stockholders' equity. The Company has not tax-effected the cumulative translation adjustment as it is the Company's intention to permanently re-invest the undistributed earnings. The Company recorded transaction gains and losses in its consolidated statements of operations related to the recurring measurement and settlement of foreign currency transactions of $10.1 million loss, $10.4 million gain and $5.3 million loss in fiscal years 2012, 2011 and 2010, respectively, as part of other (expense) income, net.

        Business Combinations—The Company accounts for its acquisitions utilizing the purchase method of accounting in accordance with ASC 805 "Business Combinations." Under the purchase method of accounting, the total consideration paid is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of certain acquired assets and liabilities, identifiable intangible assets in particular, is subjective in nature and often involves the use of significant estimates and assumptions including, but not limited to estimates of revenue growth rates, estimates of rates of return, royalty rates, and determination of appropriate discount rates. These assumptions are generally made based on available historical information.

        Recent Pronouncements and Accounting Changes—In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. The amendments in this Update are effective for annual periods for fiscal years beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

        In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the measure is to reduce the cost and complexity associated with performing an impairment test for indefinite-lived intangible assets and to make the impairment test similar to the recent changes for testing goodwill for impairment (ASU 2011-08). ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 3. INVESTMENTS

        As of December 30, 2012, the Company had fixed-income held-to-maturity debt securities consisting of U.S. mortgage-backed securities with an amortized cost of $35.2 million, unrealized gains

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

of $0.1 million, and fair value of $35.3 million. All fixed-income held-to-maturity securities have contractual maturity dates of less than one year.

        The Company has an investment in a joint venture in China, which is included in other assets on the accompanying consolidated balance sheets, and is accounted for using the equity method. The Company's percentage ownership in the joint venture was 49.0% in Fiscal 2012 and Fiscal 2011. The carrying value of this investment was $2.4 million and $2.7 million at December 30, 2012 and January 1, 2012, respectively. During the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 the Company recorded equity in (loss) earnings in joint venture of $(0.3) million, $0.6 million and $1.2 million, respectively, in its consolidated statements of operations. During the fiscal year ended January 1, 2012, the Company recorded a dividend of $1.0 million as a return on its investment in the joint venture. No dividends were reported in Fiscal 2012 or Fiscal 2010. See Note 18.

        No OTTIs were recorded during fiscal years 2012, 2011, or 2010.

NOTE 4. FAIR VALUE MEASUREMENTS

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

        As of December 30, 2012, the Company had $94.3 million in money market fund investments, which are valued using Level 1 valuation techniques and $35.3 million invested in fixed-income held-to-maturity securities, by which fair value is determined using Level 2 valuation techniques. As of January 1, 2012, the Company had $116.9 million in money market fund investments, which were valued using Level 1 valuation techniques.

        During Fiscal 2011, the Company entered into a foreign exchange forward contract to minimize its cash exposure to the Euro. The forward contract was settled during Fiscal 2011 and the company recorded a gain of $1.2 million in the accompanying consolidated statement of operations. No such contract was utilized during Fiscal 2012 or Fiscal 2010.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

NOTE 5. INVENTORIES

        Inventories consist of the following (in millions):

	December 30, 2012	January 1, 2012
Raw materials	$107.6	$107.9
Subassemblies-in-process	3.6	6.7
Finished goods	49.0	45.9

	$160.2	$160.5

        For the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 the Company wrote down approximately $9.6 million, $6.7 million and $11.1 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold.

NOTE 6. PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (in millions):

	December 30, 2012	January 1, 2012	Useful Life (yrs)
Land	$2.1	$2.1	—
Buildings	25.1	18.0	10 - 20
Building-related equipment	8.1	7.3	10 - 20
Factory and office equipment	143.2	129.2	3 - 7
Vehicles	0.5	0.4	3 - 7
Leasehold improvements	16.0	12.1	3 - 10
Construction in progress	0.1	0.6	—

	195.1	169.7
Less accumulated depreciation and amortization	93.2	82.5

	$101.9	$87.2

        Depreciation expense was $20.3 million, $15.5 million and $12.7 million, for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

NOTE 7. INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	December 30, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Life (In Years)
Indefinite-lived intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.7	2.9	2.8	7
Customer relationships	5.4	4.8	0.6	7
Other	6.3	5.6	0.7	17

Subtotal	17.4	13.3	4.1

Total	$28.8	$13.3	$15.5

	January 1, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Remaining Life (In Years)
Indefinite-lived intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	2.0	3.6	7
Customer relationships	5.3	3.9	1.4	7
Other	6.3	5.3	1.0	17

Subtotal	17.2	11.2	6.0

Total	$28.6	$11.2	$17.4

        In accordance with ASC 350, the Company reviews indefinite-lived intangible assets for impairment annually at the end of its August fiscal month, or more often if events or circumstances indicate that impairment may have occurred. In addition, management considers whether certain impairment indicators are present in assessing whether the carrying value of intangible assets may be impaired. No impairment charges were recorded in Fiscal 2012, 2011, or 2010.

        Total amortization expense for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $1.9 million, $2.1 million and $1.8 million, respectively. Of the $1.9 million of expense recorded during the fiscal year ended December 30, 2012, approximately $1.6 million was recorded as amortization of intangible assets and $0.3 million was recorded as cost of goods sold. Of the $2.1 million of expense recorded during the fiscal year ended January 1, 2012, approximately $1.8 million was recorded as amortization of intangible assets and $0.3 million was recorded as cost of goods sold. Of the $1.8 million of expense recorded during the fiscal year ended January 2, 2011,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

approximately $1.5 million was recorded as amortization of intangible assets and $0.3 million was recorded as cost of goods sold. Estimated future amortization expense is as follows, (in millions):

Year Ending December 31,	Amortization Expense
2013	$1.8
2014	1.1
2015	0.9
2016	0.3

Total	$4.1

NOTE 8. CREDIT FACILITIES

        On March 29, 2011, the Company entered into a $150.0 million revolving credit facility (the "Revolving Credit Facility") with Bank of America, N.A. ("BOA") and a syndicate of other lenders. Any amounts outstanding on the Revolving Credit Facility were due on April 30, 2014. Borrowings under the Revolving Credit Facility bore interest based on the London Interbank Offered Rate ("LIBOR"), plus an applicable margin or the base rate, plus an applicable margin.

        The Revolving Credit Facility included usual and customary covenants for credit facilities of this type, including covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in the business of the Company or its subsidiaries. The Revolving Credit Facility also required the Company to comply with various financial covenants. As of December 30, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility. However, given its non-compliance with certain financial covenants as of December 30, 2012, the Company amended its Revolving Credit Facility on January 30, 2013 and entered into a $50.0 million five-year senior secured asset-based revolving credit agreement ("Credit Agreement") with BOA as the sole lender and administrative agent, which cured all financial covenant violations under the Revolving Credit Facility. Any amounts outstanding under the Credit Agreement will be due and payable on January 30, 2018. The Credit Agreement amends and restates the Revolving Credit Facility, which was due to expire in 2014. The Credit Agreement is subject to a Borrowing Base limitation, which is calculated based on a percentage of eligible inventory, percentage of eligible accounts receivable and qualified cash, as defined in the Credit Agreement. After considering the Borrowing Base limitation, $27.2 million of borrowing capacity became available to the Company on January 30, 2013.

        As defined in the Credit Agreement, the Company's borrowings will bear interest at either LIBOR, plus 1.75% to 2.25% or at the base rate plus 0.75% to 1.25%.

        In addition to the usual and customary covenants for credit facilities of this type, including covenants limiting debt, investments, dividends, transactions with affiliates, liens, mergers, asset sales, and material changes in the business of the Company or its subsidiaries, the Company is subject to a Minimum Fixed Charge Coverage Ratio covenant during any "Trigger Period" as defined in the agreement. The Credit Agreement also contains certain cross-default provisions.

        Excluding the Credit Agreement secured in North America, the Company maintains a credit facility with a bank in Asia. The aggregate availability under this credit facility was approximately $0.8 million at December 30, 2012. The credit facility bears interest on amounts outstanding at various intervals based on published market rates. At December 30, 2012, no amounts were outstanding on the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

credit facility. The revolving credit agreements do not contain financial covenants, but require the Company's subsidiary to provide certain financial reports to the lenders. In addition, the Company had $0.5 million committed to guarantee letters of credit for vendors in Europe.

NOTE 9. OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following (in millions):

	December 30 2012	January 1, 2012
Litigation reserve	$23.4	$23.1
Accrued bonuses	8.8	6.0
Accrued payroll and related expenses	12.8	11.5
Accrued warranties, current portion	17.5	9.6
Other accrued expenses	10.9	14.6

	$73.4	$64.8

NOTE 10. WARRANTIES

        A tabular presentation of the activity within the warranty accrual account for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 is presented below, (in millions):

	December 30, 2012	January 1, 2012	January 2, 2011
Beginning balance	$31.4	$21.4	$4.1
Charges and costs accrued	34.6	18.5	19.3
Adjustments related to pre-existing warranties (including changes in estimates)	8.7	1.1	(0.1)
Less repair costs incurred	(26.2)	(8.4)	(2.3)
Change due to foreign currency	0.7	(1.2)	0.4

Ending balance	$49.2	$31.4	$21.4

        The increase in accrued warranties and repair costs from January 1, 2012 to December 30, 2012 is primarily due to the sales mix of increased commercial inverter sales that have higher repair costs and longer warranties. As of December 30, 2012 and January 1, 2012, $31.7 million and $21.8 million, respectively of the accrued warranties were included in warranties, less current portion in the accompanying consolidated balance sheets.

        The Company offers its renewable energy customers extended warranty contracts with terms between five and 10 years after the base warranty period expires and revenue is recognized over the extended warranty period in accordance with ASC 605-20-25. Deferred revenue related to such extended warranty contracts was $28.1 million and $18.9 million, as of December 30, 2012 and January 1, 2012, respectively, and was included as part of deferred revenue in the accompanying consolidated balance sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

NOTE 11. COMMITMENTS AND CONTINGENCIES

        Leases—The Company leases facilities in various locations around the world under lease agreements expiring at various dates through 2017 in Asia, 2016 in North America and 2023 in Europe.

        Future minimum lease payments for operating leases as of December 30, 2012 are as follows (in millions):

Years Ending December 31,	Operating Leases
2013	$6.0
2014	5.3
2015	3.5
2016	1.3
2017	0.7
2018 and thereafter	0.4

Total future minimum lease payments	$17.2

        Total rent expense was $6.4 million, $6.6 million and $5.3 million for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

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

        On October 28, 2011 notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit. On January 31, 2012, the Court denied the motion to stay. The Company filed its appeal brief with the Court of Appeals, Federal Circuit ("CAFC") on March 20, 2012. Oral argument was heard on October 2, 2012 and the parties are awaiting the CAFC's decision.

        All of the asserted claims of the '190 and '021 patents (upon which half of the damages against Power-One are based) were fully rejected and the Examiner's answer confirming the rejection of all of the claims being reexamined in the '083 and '702 patents has been issued. The reexaminations are now before the Board of Patent Appeals and Interferences ("BPAI"). The BPAI heard oral argument on the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

appeal of the '190 patent on October 17, 2012. The parties are currently waiting for the BPAI's written decision on the '190 appeal and are waiting for the BPAI to schedule the hearings on the '021, '803 and '702 reexaminations.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in Civil Action No. 2:07cv497 TJW/CE. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. On October 12, 2012, defendants' motion to stay the trial pending the CAFC's decision on the appeal of Civil Action No. 2:07cv497 TJW/CE was granted.

        Including interest, supplemental damages and other items, the Company believes that its maximum exposure related to these matters is $30.0 million. As of December 30, 2012 the Company accrued $23.4 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

        Indemnification—In the normal course of business the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by third parties arising from the use of the Company's products. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

NOTE 12. PREFERRED AND COMMON STOCK

        Preferred Stock—Under the Company's existing certificate of incorporation, 30.0 million shares of Preferred Stock at a par value of $0.001 are authorized for issuance. On April 23, 2009, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Silver Lake Sumeru pursuant to which Silver Lake Sumeru invested $60 million of new capital in the Company consisting of $23.6 million to acquire 23,625 shares of redeemable Series A Convertible Preferred Stock (the "Series A Preferred Stock"), $36.4 million to acquire senior convertible notes due 2019 at par (the "Notes"), and warrants to acquire 8.7 million shares of Power-One common stock (the "Warrants").

        The Warrants, which remain outstanding as of December 30, 2012, became exercisable 15 months after issuance at an exercise price of $1.33 per share and will expire seven years after issuance. The warrants had a fair value of $3.1 million on the date of the Purchase Agreement, each warrant having a value of $0.48 per share. The fair value was determined using the Black-Scholes model using, an adjusted stock price of $0.91, a volatility factor of 72%, a risk-free interest rate of 2.68% and a contractual life of seven years. Proceeds of $3.3 million were allocated to the Warrants as an increase to additional paid-in capital in the accompanying consolidated balance sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        Under the Purchase Agreement, 23,625 shares of Series A Preferred Stock were issued to Silver Lake Sumeru. The Series A Preferred Stock issued under the Purchase Agreement paid quarterly dividends at a rate of 10% per year and was convertible into Power-One common stock at a conversion price of $1.35 per share. During the fiscal years ended January 1, 2012 and January 2, 2011, the Company declared and paid aggregate Series A Preferred Stock dividends of $2.0 million and $2.4 million, respectively. The Series A Preferred Stock initial carrying amount of $17.9 million was increased to the mandatory redemption amount of $23.6 million by periodic accretions using the interest method, such that the carrying amount of the Series A Preferred Stock would be equal to the mandatory redemption amount at the mandatory redemption date. During the fiscal years ended January 1, 2012 and January 2, 2011, the Company recorded $1.0 million and $1.1 million, respectively, of accretion charges against additional paid-in capital in its consolidated balance sheet. During the fiscal year ended January 1, 2012, the Company exercised its option to force conversion of the Series A Preferred Stock on the 2.5 year anniversary date as the Company's common stock price was 300% of the conversion price. On October 25, 2011, the Company sent a notice of automatic conversion to Silver Lake Sumeru, the registered holder of the Series A Preferred Stock. Pursuant to the terms of the certificate of designation governing the Series A Preferred Stock, all Series A Preferred Stock outstanding on November 8, 2011 was converted into the Company's common stock at a conversion price of $1.35 per share of common stock, which translated to a rate of 740.7407407 shares of common stock for each share of Series A Preferred Stock. Accordingly, all of the outstanding shares of Series A Preferred Stock were converted into 17.5 million shares of our common stock on November 8, 2011.

        In addition, the Company called for redemption of the Notes on November 23, 2011 (the "Redemption Date"). Pursuant to the terms of the indenture governing the Notes (the "Indenture"), unless converted into equity securities prior to such date, all Notes outstanding on the Redemption Date were to be redeemed at a redemption price of 100% of the principal amount thereof ($1,000 for each $1,000 principal amount of Notes). Pursuant to the terms of the Indenture and the Notes and in lieu of receiving the cash redemption price, the holder of the Notes converted their Notes prior to the Redemption Date into 36,375 shares of non-voting Series C Junior Participating Convertible Preferred Stock (the "Junior Preferred Stock"). The 36,375 shares of Junior Preferred Stock are convertible (subject to certain contractual limitations described below) into 26,944,444 shares of common stock. Under the terms of the Junior Preferred Stock, any holder of Junior Preferred Stock is prohibited from converting shares of Junior Preferred Stock into common stock if such conversion would result in the holder owning more than 19.9% of the outstanding common stock, subject to certain limited exceptions. The Junior Preferred Stock has no voting rights. With respect to rights upon liquidation, dissolution or winding up of the Company, the Junior Preferred Stock ranks senior in preference and priority to the Company's common stock, on parity (without preference or priority) with the Company's Series B Convertible Preferred Stock, and junior to the Series A Preferred Stock.

        Common Stock—On October 23, 2012, the Company received authorization from its Board of Directors to repurchase up to 15.0 million shares of its outstanding common stock over a three-year period in the open-market or in privately negotiated transactions. At December 30, 2012, no shares have been repurchased under this program and 15.0 million shares remain available for purchase in accordance with this authorization. This authorization replaces the previous share repurchase program that expired on September 21, 2012, under which the Company repurchased 1.1 million, 0.6 million and 3.0 million shares in fiscal years 2012, 2011, and 2010, respectively, and 4.7 million shares in the aggregate. The common shares and the cost of the repurchased shares, including commissions paid,

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

were recorded as a reduction to common stock for the par value and to Additional Paid-in Capital in the respective years, and reduced the number of shares outstanding for each year.

NOTE 13. STOCK-BASED COMPENSATION

        Stock-Based Compensation Plans—The Company currently maintains two equity compensation plans: the Power-One, Inc. Amended and Restated 1996 Stock Incentive Plan (the "1996 Plan") and the Power-One, Inc. Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan"). Both plans were approved by the Company's Board of Directors and shareholders.

        On February 22, 2006, power and authority to issue options and awards under the 1996 plan terminated. Any grant or award issued prior to that date remains outstanding per the terms of the original grant or award unless such grant or award expires or is cancelled pursuant to its terms. As of December 30, 2012, 0.6 million options granted remain outstanding under the 1996 Plan.

        Under the 2004 Plan, the Company can issue stock options, stock appreciation rights, restricted stock units, stock bonuses and other forms of awards denominated in common stock or units as well as cash bonus awards, up to a maximum of 19.3 million common shares. The options and awards generally vest over three to four years and have a maximum contractual life of 10 years. The following limits apply with respect to awards granted under the 2004 Plan:

  a)
  the maximum number of shares of common stock that may be delivered pursuant to options qualified as incentive stock options granted under the 2004 Plan is 1 million shares;

  b)
  the maximum number of shares of common stock subject to those options and stock appreciation rights that are granted during any calendar year to any individual under the 2004 Plan is 1.5 million shares;

  c)
  the maximum number of shares of common stock subject to all awards that are granted during any calendar year to any individual under the 2004 Plan is 1.5 million shares;

  d)
  the maximum number of shares of common stock that may be delivered (other than shares delivered in respect of stock option grants or stock appreciation rights) is 10.9 million shares; and

  e)
  the maximum number of shares subject to all awards granted under the 2004 Plan to any non-employee director in any calendar year is 62,500 shares.

  f)
  the per share exercise price or base price for each stock option or stock appreciation right can be no less than 100% of the fair market value of a share of common stock on the date of grant of the option or stock appreciation right, and provides that, other than in connection with a change in the Company's capitalization, neither the exercise price of an option nor the base price of a stock appreciation right may be reduced without stockholder approval.

        At December 30, 2012, approximately 5.0 million shares of common stock were available for future grants under the 2004 Plan, of which, 2.0 million are available for grant as awards other than stock options or stock appreciation rights.

        Nonvested Restricted Stock Awards—Nonvested restricted stock awards granted from the 2004 Plan include restricted stock units ("RSUs") and performance stock units ("PSUs"). Nonvested restricted stock awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions and generally vest three to four years from the date of grant. During that period, ownership

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

of the shares cannot be transferred. The Company expenses the fair market value of restricted stock awards on a straight-line basis, as determined on the date of grant, over the period during which the restrictions lapse.

        The Company's PSU program provides for the issuance of PSUs representing hypothetical shares of the Company's common stock. Each PSU award reflects a target number of shares ("Target Shares") that may be issued to the award recipient before adjusting for market conditions. The actual number of shares the recipient receives is determined at the end of a three-year measurement period based on results achieved versus Company stock-performance goals and may range from 0% to 150% of the Target Shares granted. The performance goals for PSUs granted include a market condition based on total shareholder return exceeding that of the MAC Global Solar Energy Index ("SUNIDX") over the three-year measurement period.

        Recipients of PSU awards generally must remain employed by the Company on a continuous basis through the applicable three-year performance period in order to receive any portion of the shares subject to that award. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of Target Shares that are expected to be earned and the probable achievement of goals during the measurement period.

        The Company has granted RSUs and PSUs under the 2004 Plan. A summary of the activity for nonvested share awards is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(in millions)
Nonvested awards outstanding at January 3, 2010	2.3	$3.16
Awards granted	2.2	9.40
Awards vested and issued	(0.9)	3.42
Awards forfeited	(0.1)	4.82

Nonvested awards outstanding at January 2, 2011	3.5	$6.78

Awards granted	1.3	8.16
Awards vested and issued	(1.3)	6.03
Awards forfeited	(0.1)	5.31

Nonvested awards outstanding at January 1, 2012	3.4	$7.59

Awards granted	2.4	4.07
Awards vested and issued	(1.3)	6.35
Awards forfeited	(0.5)	7.23

Nonvested awards outstanding at December 30, 2012	4.0	$5.90

        The fair value of RSUs awarded by the Company are measured using the closing fair market value as reported on the NASDAQ Global Select Market of the Company's stock on the date the awards are granted.

        The table below represents the share assumptions used to determine the fair value of the PSUs as estimated on the dates of the grants by utilizing the Monte Carlo Simulation method calculation. The Monte Carlo Simulation method was used as the share units contain market condition criteria. The

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

following table presents the range of assumptions used to determine the valuation of the PSUs for fiscal years ended December 30, 2012 and January 1, 2012:

	December 30, 2012	January 1, 2012
Nonvested share units granted, (in millions)	1.1	0.5
Risk-free interest rate	0.38% - 0.41%	1.0%
Volatility	61% - 67%	84%
Expected term, in years	3.0	3.0
Grant date fair value of nonvested share units	$3.32 - $4.35	$8.52

        For the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the fair value of the RSUs that vested during the year (no PSUs vested in fiscal years 2012, 2011 and 2010) and the stock compensation cost in the consolidated statements of operations related to all nonvested stock awards were as follows, (in millions):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Total fair value of RSUs vested	$8.5	$8.0	$3.2
Stock compensation expense related to stock awards	$10.4	$9.9	$4.3

        As of December 30, 2012, there was $11.4 million of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Company's stock equity plans and $5.4 million of total unrecognized compensation cost related to nonvested performance stock awards granted. Those costs are expected to be recognized over a weighted average period of 1.9 years and 2.1 years for RSUs and PSUs, respectively. At December 30, 2012, there were 3.8 million stock awards that were expected to vest with an aggregate intrinsic value of $15.9 million and a weighted average grant date fair value of $5.90 per share.

        Stock Options—Stock options granted under the 1996 Plan and the 2004 Plan are generally non-qualified stock options. The 2004 plan permits some options granted to qualify as incentive stock options under the U.S. Internal Revenue Code. The exercise price of a stock option is equal to the fair market value of the Company's common stock on the option grant date (as determined by the reported sale prices of the Company's common stock when the market closes on that date).

        The Company estimates the value of employee stock options using the Black-Scholes model. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is impacted by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. The weighted-average assumptions were determined as follows:

  •
  The risk-free interest rate assumption was based on the return of U.S. government bonds maturing at approximately the same time as the expected term of the options.

  •
  The expected volatility was based on the historical volatilities of the Company, and factors applicable to the Company.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

  •
  The expected term represents the weighted-average period the stock options are expected to remain outstanding. The Company used the average of the time to vest plus contractual term to estimate the expected term of the unvested options. Employee share options generally differ from transferable, or tradable share options in that an employee cannot sell their share options and can only exercise them, therefore employees generally exercise their options before the end of their contractual term.

        The fair value of each option granted during the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 was estimated on the date of grant using the Black-Scholes model, with the assumptions shown below.

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Risk-free interest rate	1.2%	2.2%	2.6%
Volatility	86%	84%	80%
Expected term, years	5.8	5.8	5.4
Stock options granted, in millions	2.1	1.2	0.9

        For the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the intrinsic value of stock options exercised and the stock compensation expense in the accompanying consolidated statements of operations related to stock options were as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Total intrinsic value of stock options exercised, in millions	$0.6	$0.7	$4.6
Stock compensation expense related to stock options, in millions	$4.1	$3.1	$1.3

        As the Company currently has NOL carry-forwards, there is no net impact on the Company's APIC related to stock-based compensation for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011.

        As of December 30, 2012, there was $9.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Company's stock option plans which will be recognized over a weighted average period of 2.1 years.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        During the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the following activity related to stock options occurred under our plans:

	Options	Exercise Price per Option	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)					(in millions)
Options outstanding—January 3, 2010	4.2	$1.19 - $82.22	$7.07
Options granted	0.9	$7.54 - $12.78	$8.49	$5.70
Options exercised	(1.0)	$2.09 - $ 9.12	$6.03
Options forfeited	(0.6)	$1.19 - $82.22	$19.59

Options outstanding—January 2, 2011	3.5	$1.19 - $20.25	$5.46
Options granted	1.2	$5.27 - $11.32	$8.10	$5.76
Options exercised	(0.1)	$2.09 - $ 9.12	$4.18
Options forfeited	(0.1)	$5.77 - $20.25	$10.05

Options outstanding—January 1, 2012	4.5	$1.19 - $12.94	$6.04
Options granted	2.1	$4.22 - $ 4.61	$4.28	$3.06
Options exercised	(0.3)	$1.23 - $ 6.02	$3.17
Options forfeited	(0.5)	$4.27 - $12.78	$8.03

Options outstanding—December 30, 2012	5.8	$1.19 - $12.94	$5.39		6.80 yrs	$2.6

Options exercisable—December 30, 2012	2.7		$5.11		4.80 yrs	$2.6

Options vested and expected to vest—December 30, 2012	5.7		$5.40		6.78 yrs	$2.6

        The following table summarizes information regarding options outstanding at December 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Millions Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Millions Exercisable	Weighted Average Exercise Price
$1.19 - $ 2.38	1.3	4.70 yrs	$2.12	1.3	$2.12
$2.80 - $ 4.22	0.1	9.58 yrs	$4.11	0.0	$2.80
$4.27 - $ 4.27	1.1	9.33 yrs	$4.265	0.0	$0.00
$4.27 - $ 4.64	1.0	7.56 yrs	$4.36	0.2	$4.61
$4.86 - $ 7.54	0.7	6.04 yrs	$7.07	0.4	$6.98
$8.08 - $12.94	1.6	6.43 yrs	$8.69	0.8	$8.88

$1.19 - $12.94	5.8	6.80 yrs	$5.39	2.7	$5.11

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        During the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company received cash of $0.9 million, $0.5 million and $5.7 million respectively, from the exercise of stock options granted under its stock options plans.

NOTE 14. SEGMENT INFORMATION

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

        The Company is organized into the Renewable Energy Solutions and Power Solutions segments based on the products and services provided. Renewable Energy Solutions SBU offers inverters and accessories for the photovoltaic/solar market. These inverters convert DC energy from solar panels into AC energy for customer use or for the utility grid. The Power Solutions SBU represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

        Revenue with respect to operating segments for the fiscal years 2012, 2011 and 2010 is as follows, (in millions):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Renewable Energy Solutions	$743.0	$697.3	$715.4
Power Solutions	279.6	319.4	331.7

Total	$1,022.6	$1,016.7	$1047.1

        Operating income by operating segment for the fiscal years ended December 30, 2012 and January 1, 2012 is as follows, (in millions):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Renewable Energy Solutions	$122.5	$179.8	$309.4
Power Solutions	16.1	21.2	3.0

Total segment operating income	138.6	201.0	312.4

Unallocated amounts:
Restructuring and asset impairment	—	—	(3.9)
Litigation	(0.3)	(1.3)	(22.1)
Corporate and unallocated	(30.4)	(26.7)	(21.8)

Total	$107.9	$173.0	$264.6

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        Corporate is a non-operating business segment with the main purpose of supporting operations. Restructuring, asset impairment charges, and litigation are not allocated to business segment financial statements reviewed by the Company's chief operating decision maker and management personnel.

        Depreciation and amortization for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011 is as follows, (in millions):

	Year Ended
	December 30, 2012		January 1, 2012		January 2, 2011
	Depreciation	Amortization	Depreciation	Amortization	Depreciation	Amortization
Renewable Energy Solutions	$12.2	$1.6	$8.0	$1.8	$2.3	$0.1
Power Solutions	6.0	0.3	6.0	0.3	9.9	1.7
Corporate and unallocated	2.1	—	1.5	—	0.5	—

Total	$20.3	$1.9	$15.5	$2.1	$12.7	$1.8

        No customer accounted for more than 10% of sales during fiscal years 2012, 2011 or 2010.

        The Company's customers are located throughout the world, and the following table summarizes revenues in different geographic locations for the Company's two business segments (in millions):

	Years Ended
	December 30, 2012			January 1, 2012			January 2, 2011
	Renewable Energy Solutions	Power Solutions	Total	Renewable Energy Solutions	Power Solutions	Total	Renewable Energy Solutions	Power Solutions	Total
Revenues:(a)
North America(b)	$62.0	$102.3	$164.3	$60.7	$113.4	$174.1	$10.0	$119.3	$129.3
Italy	309.2	14.8	324.0	382.5	13.7	396.2	365.8	15.9	381.7
Germany	178.5	8.4	186.9	95.8	12.0	107.8	171.1	11.9	183.0
Other European countries	136.2	43.4	179.6	100.8	59.4	160.2	118.1	71.8	189.9
Asian Pacific	53.0	103.1	156.1	55.5	113.3	168.8	49.6	105.8	155.4
Other	4.1	7.6	11.7	2.0	7.6	9.6	0.8	7.0	7.8

Total	$743.0	$279.6	$1,022.6	$697.3	$319.4	$1,016.7	$715.4	$331.7	$1,047.1

(a)
Revenues are attributable to countries based on location of customer.

(b)
Included in revenue attributable to North America are sales to customers in the U.S. of $145.4 million, $151.5 million, and $110.3 million for the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        The following is a summary of our long-lived assets by geographical locations and operating segment, (in millions):

	December 30, 2012				January 1, 2012(a)
	Renewable Energy	Power	Corporate	Total	Renewable Energy	Power	Corporate	Total
United States	$22.1	$2.5	$3.9	$28.5	$13.7	$3.7	$3.9	$21.3
Italy	50.2	—	—	50.2	40.6	—	—	40.6
China	2.3	12.2	—	14.5	1.8	14.8	—	16.6
Slovakia	—	5.1	—	5.1	—	4.9	—	4.9
Switzerland	—	2.5	—	2.5	—	2.9	—	2.9
Other	—	1.1	—	1.1	—	0.9	—	0.9

Total	$74.6	$23.4	$3.9	$101.9	$56.1	$27.2	$3.9	$87.2

(a)
Subsequent to the issuance of the January 1, 2012 consolidated financial statements, we determined that, for geographic disclosure purposes, the previously reported amount of net long-lived assets as of January 1, 2012 should not have included intangible assets (which totaled $14.8 million and $2.6 million for the United States and Italy, respectively, on that date) and, accordingly, such amount has been excluded from the January 1, 2012 balances displayed in the table above.

NOTE 15. RETIREMENT PLANS

        The Company sponsors or participates in various retirement and pension plans, including defined contribution plans. Most international employees are covered by government-sponsored programs where the costs to the Company are not significant. The costs and liabilities associated with the various plans are not material to the Company as of December 30, 2012 and January 1, 2012.

        In accordance with Italian law, the Company has an unfunded severance plan under which all employees in Italy are entitled to receive severance indemnities (Trattamento di Fine Rapporto or "TFR") upon termination of their employment. The amounts payable are based on salary paid and increases in cost of living, and are included in other long-term liabilities in the consolidated balance sheets. The liability is recorded in accordance with ASC 712, "Compensation—Nonretirement Postemployment Benefits." The severance indemnities accrue approximately at the rate of 1/12 of the gross salaries paid during the year, and are revalued applying a cost of living factor established by the Italian Government. The amounts accrued become payable upon termination of employment for any reason, e.g., retirement, dismissal or reduction in work force. Employees are fully vested in TFR benefits after two months of service. Prior to July 2007, the Company was required to accrue for these liabilities and pay the respective amounts to employees upon termination. Beginning July 2007, the Company is required to remit these severance indemnities to the government at the time in which the funds are accrued. At December 30, 2012 and January 1, 2012, the Company had recorded in other long-term liabilities in its consolidated balance sheets approximately $7.9 million and $7.8 million, respectively, related to these severance indemnities. The Company recorded expense related to the severance indemnities of approximately $2.0 million, $1.9 million and $1.6 million for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        The Company has a 401(k) retirement savings plan covering all U.S. employees, subject to certain participation, age and vesting requirements. The plan provides for a partial Company match at either a discretionary amount or up to specified percentages. Total Company contributions were $1.0 million, $0.8 million and $0.5 million, for the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

NOTE 16. INCOME TAXES

        Income before provision for income taxes consisted of the following (in millions):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
United States	$(38.0)	$(19.2)	$(61.1)
Non-United States	135.3	214.8	311.3

Total	$97.3	$195.6	$250.2

        The components of the provision for income taxes are as follows (in millions):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current:
Federal	$0.9	$0.4	$—
State	0.4	—	—
Foreign	48.9	62.8	106.4

Total current	50.2	63.2	$106.4
Deferred:
Federal	—	—	3.9
State	0.1	0.1	0.3
Foreign	(8.9)	(3.4)	(7.0)

Total deferred	(8.8)	(3.3)	(2.8)

Provision for income taxes	$41.4	$59.9	$103.6

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        For the fiscal years ended December 30, 2012 and January 1, 2012, the components of deferred income tax assets (liabilities) were as follows (in millions):

	Year Ended
	December 30, 2012			January 1, 2012
	Federal	State	Foreign	Federal	State	Foreign
Current:
Uniform capitalization	$0.2	$—	$—	$0.2	$—	$—
Sales discount reserve	0.3	—	—	0.5	0.1	—
Bad debt reserve	0.8	0.1	1.5	0.5	0.1	1.0
Inventory reserve	2.0	0.3	2.5	2.9	0.3	2.5
Warranty reserve	1.2	0.2	4.8	1.0	0.1	1.4
Legal reserve	8.2	1.1	—	8.1	0.8	0.1
Other	3.0	0.3	(0.3)	1.7	0.2	(2.1)

Subtotal	15.7	2.0	8.5	14.9	1.6	2.9
Valuation allowance	(15.7)	(2.0)	0.1	(14.9)	(1.6)	(0.4)

Total current	—	—	8.6	—	—	2.5
Non-current:
Net operating loss	81.4	8.7	11.2	100.2	7.8	11.2
Intangible assets	(2.2)	1.3	(0.2)	(1.8)	1.1	(0.5)
Fixed assets	(1.2)	—	(0.3)	0.4	0.1	(1.1)
Other	8.2	1.8	9.4	3.9	1.3	7.3

Subtotal	86.2	11.8	20.1	102.7	10.3	16.9
Valuation allowance	(90.0)	(12.3)	(4.3)	(106.5)	(10.7)	(3.6)

Total non-current	(3.8)	(0.5)	15.8	(3.8)	(0.4)	13.3

Net deferred income tax (liabilities) assets	$(3.8)	$(0.5)	$24.4	$(3.8)	$(0.4)	$15.8

        The Company had total deferred tax assets of $148.5 million and $154.8 million and total deferred tax liabilities of $4.2 million and $5.5 million at December 30, 2012 and January 1, 2012, respectively.

        The Company records a valuation allowance against its deferred income tax assets in the U.S. and certain other foreign jurisdictions when, in management's judgment, the deferred income tax assets will not more likely than not be realized. For the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the net increase (decrease) in valuation allowances against deferred income tax assets was $(13.3) million, $(21.1) million and $17.9 million, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

        A reconciliation of the Company's provision for income taxes to the U.S. federal statutory rate is as follows (in millions):

	Year Ended
	December 30, 2012		January 1, 2012		January 2, 2011
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory rate	$34.1	35%	$68.5	35%	$87.6	35%
State taxes, net of federal benefit	0.4	—	0.1	—	0.2	—
Foreign income taxed at different rates	(7.4)	(7)	(10.6)	(5)	(9.6)	(4)
Deemed foreign dividends(a)	29.0	30	12.4	6	13.1	5
Liquidation of subsidiaries	—	—	(5.2)	(2)	—	—
Other	1.0	1	0.9	0	4.5	2
Valuation allowance	(15.7)	(16)	(6.2)	(3)	7.8	3

	$41.4	43%	$59.9	31%	$103.6	41%

(a)
Fiscal year 2012 amount includes $7.7 million of deemed foreign dividends related to prior years. This out of period correction resulted in a corresponding increase in the valuation allowance and was not considered material by the Company.

        As of December 30, 2012, the Company had federal NOL carry-forwards of approximately $237.9 million which will begin to expire in 2022. The Company's state NOL carry-forwards began to expire in 2012 and the unexpired amount as of December 30, 2012 is approximately $108.1 million. The Company also has foreign NOL carry-forwards in various countries totaling approximately $50.7 million, which will begin to expire in 2013.

        Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code, the utilization of domestic NOL carry-forwards and other tax attributes may be subject to limitations if certain ownership changes occur during a three-year testing period.

        At December 30, 2012 and January 1, 2012, the Company's liability for unrecognized tax positions was $6.7 million and $6.6 million, respectively, which was recorded in other assets. At January 2, 2011, the Company's liability for unrecognized tax positions was $9.2 million of which $7.0 million was recorded in other assets, $1.9 million was recorded in other accrued expense, and $0.3 million was recorded in other long-term liabilities. During 2012, the Company recognized an increase of approximately $0.1 million in its liability for unrecognized tax positions, including interest and penalties.

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

A reconciliation of the beginning and ending amounts of the Company's liability for unrecognized tax positions is as follows:

Balance at January 3, 2010	3.4
Gross increases—tax positions in prior periods	8.7
Gross decreases—tax positions in prior periods	(3.2)

Balance at January 2, 2011	8.9
Gross decreases—tax positions in prior periods	(0.5)
Gross decreases—settlements with tax authorities	(1.8)

Balance at January 1, 2012	6.6
Gross increases—tax positions in prior periods	0.1

Balance at December 30, 2012	$6.7

        The Company's unrecognized tax positions would not impact the effective tax rate if recognized.

        The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The liability related to unrecognized tax benefits did not include accrued interest or penalties as of December 30, 2012 or January 1, 2012. The liability related to unrecognized tax benefits included accrued interest and penalties of approximately $0.2 million and $0.1 million, respectively, as of January 2, 2011.

        The Company is currently under audit by several tax authorities. Based on the expected timing of the resolution or closure of these audits, the Company does not anticipate that the issues related to the Company's unrecognized tax benefits for positions existing at December 30, 2012 will be resolved during the fiscal year ending December 29, 2013.

        As of December 30, 2012, US income taxes have not been provided on approximately $293.5 million of undistributed earnings of foreign subsidiaries since the Company considers these earnings to be reinvested indefinitely. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to investments in these foreign subsidiaries that are essentially permanent in duration is not practicable.

        The Company is subject to federal income tax as well as income taxes in many state and foreign jurisdictions. The federal statute of limitations for tax audits remains open for tax years 2009 through 2011, and the statutes of limitation for state tax audits remain open in general for tax years 2008 through 2011. The foreign statutes of limitation for tax audits remain open in general for tax years 2001 through 2011. The Company anticipates that some of the Company's tax audits will be finalized in the foreseeable future. However, based upon the complexity of the positions and the protocol for finalizing audits by the relevant tax authorities, the Company cannot reasonably estimate the timing for completion of such audits.

NOTE 17. EARNINGS PER SHARE (EPS)

        For the fiscal years ended January 1, 2012 and January 2, 2011, basic and diluted EPS were calculated utilizing the "two-class" method as the Company's outstanding participating redeemable convertible preferred stock in fiscal years 2011 and 2010 was more dilutive under the "two-class" method. For the fiscal year ended December 30, 2012, basic EPS was calculated utilizing the "two-class" method and diluted EPS was calculated utilizing the "if-converted" method as the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

"if-converted" and "two-class" method of calculating diluted EPS yielded the same result due to the conversion of the Series A Preferred Stock to common stock and the issuance of the Junior Preferred Stock at the end of Fiscal 2011.

        Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted average shares outstanding for the period. The Company's Junior Preferred Stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as-converted basis. GAAP requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the preferred stock is not contractually obligated to share in the Company's losses, no allocation is made to preferred stock for period when a net loss exists.

        Components of Basic EPS and Diluted EPS are calculated as follows (in millions, except per share data):

	12 Months Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Basic EPS
Net income attributable to common stockholders	$55.7	$133.3	$144.4
Less: undistributed income allocated to participating preferred stockholders	(10.1)	(18.4)	(20.3)

Net income allocated to common stockholders (basic)	$45.6	$114.9	$124.1
Weighted average common shares outstanding (basic)	121.7	106.4	95.7

	$0.37	$1.08	$1.30

Diluted EPS
Net income attributable to common stockholders	$55.7	$133.3	$144.4
Add: effect of dilutive convertible debt	—	3.4	5.7
Less: undistributed income allocated to participating preferred stockholders	—	(14.6)	(14.4)

Net income attributable to common stockholders (diluted)	$55.7	$122.1	$135.7

Weighted average common shares outstanding (basic)	121.7	106.4	95.7
Common shares issuable assuming dilution	34.6	32.1	46.2

Weighted average common shares outstanding (diluted)	156.3	138.5	141.9

	$0.36	$0.88	$0.96

        Employee equity share options, nonvested share units, convertible preferred stock, warrants and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested share units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury-stock method. Using the

POWER-ONE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND JANUARY 2, 2011

treasury stock method, the weighted average common share equivalents outstanding during each period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the fiscal years 2012, 2011 and 2010 were 6.0 million, 3.6 million and 2.1 million, respectively.

NOTE 18. RELATED-PARTY TRANSACTIONS

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for under the equity method and recorded as other assets on the accompanying consolidated balance sheets. During the fiscal years ended December 30, 2012, January 1, 2012 and January 2, 2011, the Company recorded $(0.3) million, $0.6 million and $1.2 million, respectively, related to the Company's equity share in the (loss) earnings of the joint venture. During the fiscal year ended January 1, 2012, the Company recorded a dividend of $1.0 million as a return on its investment in the joint venture. No dividends were recorded during the fiscal years ended December 30, 2012 or January 2, 2011.

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

        The Company paid $9.5 million, $19.9 million, and $17.7 million for inventory purchased from the joint venture during the fiscal years ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively. At December 30, 2012 and January 1, 2012, the Company owed the joint venture approximately $3.6 million and $2.3 million, respectively, which is included in accounts payable on the accompanying consolidated balance sheets at the respective dates.

NOTE 19. SUBSEQUENT EVENTS

        On January 30, 2013, the Company entered into a $50.0 million five-year senior secured asset-based revolving credit agreement ("Credit Agreement") with Bank of America, N.A. as the sole lender and administrative agent thereunder. All amounts outstanding under the Credit Agreement will be due and payable on January 30, 2018. The Credit Agreement amends and restates the Revolving Credit Facility, which was due to expire in 2014. See Note 8.

POWER-ONE, INC.

QUARTERLY FINANCIAL DATA FOR THE

2012 AND 2011 QUARTERS (Unaudited)

(In millions, except per share data)

	2012 Quarters Ended
	Apr. 1	Jul. 1	Sep. 30	Dec. 30
Net sales	$225.7	$321.5	$283.6	$191.8
Gross profit	55.0	97.5	81.9	25.7
Income (loss) from operations	18.5	59.8	43.1	(13.5)
Net income (loss)	5.0	46.7	21.1	(17.1)
Basic earnings (loss) per share	0.03	0.31	0.14	(0.14)
Diluted earnings (loss) per share	$0.03	$0.30	$0.13	$(0.14)

	2011 Quarters Ended
	Apr. 3	Jul. 3	Oct. 2(1)	Jan. 1 2012(1)
Net sales	$244.5	$260.3	$245.0	$266.9
Gross profit	84.3	87.4	68.8	72.2
Income from operations	51.2	53.3	33.9	34.6
Net income	30.8	31.7	41.4	32.4
Basic earnings per share	0.25	0.26	0.34	0.23
Diluted earnings per share	$0.20	$0.21	$0.27	$0.21

(1)
During the third and fourth quarters of 2011, the Company recorded gains on liquidation of subsidiary of $16.9 million and $1.5 million, respectively.

POWER-ONE, INC.

SUPPLEMENTAL SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

FOR EACH OF THE YEARS ENDED DECEMBER 30, 2012, JANUARY 1, 2012 AND

JANUARY 2, 2011

(In millions)

Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses(1)	Deductions(2)	Foreign Currency Impact	Balance at End of Period
Allowance for doubtful accounts:
Year ended
December 30, 2012	$9.8	$3.3	$(4.0)	$0.1	$9.2
January 1, 2012	5.9	4.7	(0.5)	(0.3)	9.8
January 2, 2011	3.9	2.7	(0.6)	(0.1)	5.9
Accrued sales discounts and returns:
Year ended
December 30, 2012	$2.9	$4.7	$(5.7)	$—	$1.9
January 1, 2012	3.5	7.1	(7.7)	—	2.9
January 2, 2011	1.8	8.0	(6.3)	—	3.5
Deferred tax asset valuation allowance:
Year ended
December 30, 2012	$137.5	$3.7	$(17.1)	$0.1	$124.2
January 1, 2012	158.6	3.8	(24.5)	(0.4)	137.5
January 2, 2011	140.7	18.2	(0.7)	0.4	158.6

(1)
The allowance for doubtful accounts represents charges to bad debt expense for the year. The accrued sales discounts and returns represents the provisions for estimated discounts and returns. The deferred tax asset valuation allowance represents additional reserves for deferred tax assets generated during the current period.

(2)
The allowance for doubtful accounts represents write off of bad debt. The accrued sales discounts and returns represents products returned from, and discounts granted to, customers. The deferred tax asset valuation allowance represents the utilization of previously reserved deferred tax assets.

INDEX TO EXHIBITS

        The exhibits listed below are filed as part of, or incorporated by reference, into this Annual Report on Form 10-K.

Description
2.1(a)	Agreement and Plan of Reorganization, dated as of June 11, 2010 by and between New Power-One, Inc., Power-One, Inc., and Power-one Merger-Sub, Inc.
3.1(a)	Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2010, effective June 14, 2010
3.2(a)	Bylaws of the Company dated as of June 14, 2010
4.1(a)	Specimen Common Stock Certificate
4.2(b)	Form of Warrant to purchase up to 8,628,941 shares of common stock of Power-One, Inc.
4.3(b)	Form of Warrant to purchase up to 71,059 shares of common stock of Power-One, Inc.
4.4(a)	Certificate of Designation of Series C Junior Participating Convertible Preferred Stock of Power-One, Inc. (formerly New Power-One, Inc.)
10.1(c)	Form of Indemnification Agreement between the Company and its directors
10.2(c)	Form of Indemnification Agreement between the Company and its executive officers and certain other officers
10.3(d)	Amended and Restated 1996 Stock Incentive Plan, dated January 25, 2002
10.4(e)	Amended and Restated Power-One, Inc. 2004 Stock Incentive Plan, dated February 1, 2011
10.5(e)	Amended and Restated Form of Eligible Director Stock Unit Award Agreement under 2004 Stock Incentive Plan
10.6(e)	Amended and Restated Form of Eligible Director Stock Option Award Agreement under 2004 Stock Incentive Plan
10.7(e)	Form of Employee Stock Appreciation Right Agreement under Amended and Restated 2004 Stock Incentive Plan
10.8(e)	Form of Performance Stock Award Agreement under Amended and Restated 2004 Stock Incentive Plan
10.9(f)	Form of Stock Unit Award Agreement under 2004 Stock Incentive Plan for employee award
10.10(g)	Senior Executive Change in Control Agreement
10.11(h)	Employment Agreement, dated as of February 18, 2008, between Power-One, Inc. and Richard J. Thompson
10.12(i)	Securities Purchase Agreement between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru, L.P. dated April 23, 2009
10.13(b)	Registration Rights Agreement dated as of May 8, 2009 between Power-One, Inc., and Silver Lake Sumeru Fund L.P. and Silver Lake Technology Investors Sumeru L.P.
10.14(j)	Credit Agreement dated as of March 29, 2011 between Power-One, Inc. and Bank of America N.A. and Other Lenders

Description
10.15(k)	Employment Offer Letter dated July 15, 2010 between the Company and Steven Hogge
10.16(k)	Employment Offer Letter effective August 16, 2010 between the Company and Gary Larsen.
10.17(m)	Separation Agreement and effective June 29, 2012 between Power-One, Inc. and Neil Dial.
10.18(n)	Amended and Restated Credit Agreement dated as of January 30, 2013 among Power-One, Inc., certain subsidiaries of Power-One, Inc., Bank of America, N.A. and the other lenders party thereto
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney (Contained on Signature Page)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32	Section 906 Certifications of Principal Executive Officer and Principal Financial Officer
99.1(l)	Notice of Redemption of 6.0%/8.0%/10.0% Convertible Senior Notes due 2019
99.2(l)	Notice of Conversion of Series A Convertible Preferred Stock
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(c)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2009

(d)
Previously filed as an exhibit to the Annual Report on Form 10-K for the Fiscal Year ended December 31, 2001

(e)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2011

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

(k)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2010

(l)
Previously filed as an exhibit to the Current Report on Form 8-K filed October 27, 2011

(m)
Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2012.

(n)
Previously filed as an exhibit to the Current Report on Form 8-K filed February 5, 2013

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