Form 10-K/A
period 2012-12-30
POWER ONE INC
filed 2013-04-29
CIK 1042825

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         As of April 16, 2013, 122,104,943 shares of the registrant's $0.001 par value common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

i

 EXPLANATORY NOTE

        Power-One, Inc. ("Power-One" or the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (the "Form 10-K Filing"), which was originally filed with the U.S. Securities and Exchange Commission (the "SEC") on February 28, 2013, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because the Company will not file a definitive proxy statement containing such information within 120 days after the end of our fiscal year ended December 30, 2012. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the original Form 10-K Filing. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

        Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the original Form 10-K Filing and the Company's other filings with the SEC.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTOR QUALIFICATIONS

        The Board believes that the directors of Power-One, Inc. ("Power-One" or "Company") should satisfy a number of qualifications, including demonstrated integrity, a record of personal accomplishments, a commitment to participation in Board activities and other traits discussed below. While the Board has no formal policy with respect to diversity, it endeavors to have a diverse membership that represents a range of skills and depth of experience in areas that are relevant to and contribute to the Board's oversight of the Company's global activities. Following the biographical information for each director, we describe the key experience, qualifications and skills that the director brings to the Board that are important in light of the Company's business and structure. Below are qualifications that the Board believes are essential for service on the Power-One Board of Directors:

  •
  the ability to devote sufficient time and attention to the responsibilities of serving on the Board of a publicly traded company;

  •
  training and experience in a function or discipline relevant to the business and operations of the Company (e.g., technology, manufacturing, sales, finance, international operations, marketing), or in a market or business that represents a material portion of the Company's revenue (e.g., Renewable Energy or Power) or in other areas that would enhance the effectiveness of the Board of Directors;

  •
  awareness of and commitment to act in the best interests of the Company's stockholders; and

  •
  a demonstrated record of ethical conduct and sound business judgment established by service for a period of not less than five (5) years in an executive position with a corporation, in each case involving substantial responsibility and leadership.

        There are also specific skills and qualities that the Board believes one or more of its directors should have. It is not expected that any single director possess all of the listed skills but rather that the Board as a whole includes members who collectively possess the below listed skills and qualities:

  •
  Financial Acumen.  Directors should have financial knowledge and one or more directors should have experience that qualifies such directors as "financial experts" under the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC and NASDAQ.

  •
  Key Area Expertise.  Directors should have a range of in-depth knowledge and experience as senior executives within a key area of a for profit company (e.g., finance, operations, engineering, sales and marketing) and/or in areas important to the stockholders of a public company, such as finance and governance.

  •
  Industry Specific Experience.  Given the Company's position as a leading high technology company and the world's second largest designer and manufacturer of inverters, our Board should include directors who have knowledge of and experience in technology, particularly in the renewable energy and power fields, and that have an understanding of Power-One's products, customers and markets.

  •
  International Operations, Sales or Marketing Experience.  Power-One has a global presence with manufacturing operations on three continents and sales worldwide. Accordingly, it is important that our Board includes directors with international operations, sales and/or marketing experience, especially as we continue to expand globally and develop new channels of distribution.

  •
  Domestic and International Public Policy Experience.  We believe that it is important for our directors to have domestic and international public policy experience in order to help us address significant public policy issues, adapt to different business and regulatory environments and facilitate our work with governments all over the world.

  •
  Public Company Board Experience.  Directors who have served on other public company boards can offer advice and perspective with respect to board dynamics and operations, relations between the board and management and other matters, including corporate governance, executive compensation and oversight of strategic, operational and compliance matters. We believe that the director candidates nominated below collectively possess the described qualifications and that each of them contribute to a strong and cohesive Board of Directors.

        Set forth below is information about the individuals who currently serve as directors of Power-One, each of whom was elected at our 2012 annual meeting of stockholders (except for Hartmut Liebel, who was elected on July 23, 2012) to a term in office expiring upon the first to occur of: (a) our 2013 annual meeting of stockholders, (b) the election and qualification of such director's successor, or (c) such director's death, retirement, resignation or removal.

Independent Directors

Jon Gacek Age 52 First Elected to Board—2008 Occupation: President and Chief Executive Officer, Quantum Corporation
        Mr. Gacek was appointed to the Board of Directors and as Chairman of the Audit Committee on November 17, 2008. Mr. Gacek currently serves as the President and Chief Executive Officer of Quantum Corporation, a global storage company specializing in backup, recovery and archive solutions. He joined the company as Executive Vice President and Chief Financial Officer in August 2006, upon Quantum's acquisition of Advanced Digital Information Corp. ("ADIC") and was promoted to Executive Vice President, Chief Financial Officer and Chief Operating Officer in June 2009. He served as President and Chief Operating Officer of Quantum from January 2011 to March 2011. Prior to joining Quantum, Mr. Gacek served as the Chief Financial Officer of ADIC, a provider of Intelligent Storage™ solutions for the open systems marketplace from 1999 to 2006, and he also led ADIC's operations from 2004 to 2006. Before joining ADIC, Mr. Gacek was an audit partner at PricewaterhouseCoopers LLC. He received a B.A. from Western Washington University and is a Certified Public Accountant. The Board has determined that Mr. Gacek qualifies as an audit committee financial expert, as defined under SEC rules and regulations, and that he meets the NASDAQ listing requirement under Rule 5605(c)(3) of having the requisite financial sophistication based upon his employment experience. Mr. Gacek also serves on the board of directors of Market Leader, Inc. (NASDAQ: LEDR), which he joined in 2006, and he currently serves on its Audit Committee. He served as a director of Loud Technologies, Inc. from 2003 until September 2009.

         During 2012, Mr. Gacek served as Chairman of the Audit Committee and as a member of the Compensation Committee.
        Qualifications: Mr. Gacek's financial expertise and global operations background bring unique experience to the Board, as well as insight related to financial and operational strategies. His experience in serving as the Chief Financial Officer of a publicly listed technology company, as well as his experience with an independent public accounting firm, qualify him to serve as Chairman of the Audit Committee and as the committee's financial expert under the SEC rules and listing standards of NASDAQ, and enable him to provide important guidance to both management and the Board with respect to disclosure and reporting requirements. Mr. Gacek also has valuable knowledge of corporate governance and compensation and related public company experience from his service on the Boards of other companies.

1
Independence as determined by the Board under the NASDAQ Listing Rules.

Hartmut Liebel Age 50 First Elected to Board—2012 Occupation: Executive Vice President, Jabil Circuit, Inc.
        Mr. Liebel was appointed to the Board of Directors on July 23, 2012. Mr. Liebel currently serves as Executive Vice President of global electronics manufacturer Jabil Circuit, Inc. (NYSE:JBL) and as Chief Executive Officer of Jabil's Aftermarket Services Group, which provides customers with outsourced reverse logistics, repair and warranty services. Prior to joining Jabil in 2002, Mr. Liebel served as Director of Business Development at Artesyn Technologies (since acquired by Emerson Electric), a power conversion and communication subsystems manufacturer. He has also held management positions at W.R. Grace and Merrill Lynch. Mr. Liebel earned an M.B.A. from the University of Notre Dame and holds the Charter Financial Analyst (C.F.A.) designation.

         In 2012, Mr. Liebel served as a member of the Audit Committee.
Qualifications: Mr. Liebel's significant experience in global operations provides insight to the Board on global repair and warranty service operations.

Kambiz Hooshmand Age 52 First Elected to Board—2009 Occupation: Former President and Chief Executive Officer of Applied Micro, Inc.
        Mr. Hooshmand was appointed to the Board of Directors on October 21, 2009. From March 2005 until May 2009, Mr. Hooshmand was the President and Chief Executive Officer of Applied Micro, Inc., a communications processor company that he transformed into a leading provider of communication processors and high speed connectivity solutions. Prior to joining Applied Micro, Mr. Hooshmand held several executive positions with Cisco Systems from 1996 until 2005. Mr. Hooshmand joined Cisco Systems as a result of the $4.5 billion acquisition of Stratacom, where Mr. Hooshmand was instrumental in developing a broad array of telecommunications products. Mr. Hooshmand received his B.S.E.E./C.S. from California State University, Chico and his M.S. in Engineering Management from Stanford University. Mr. Hooshmand has served as a director of Infinera (NASDAQ: INFN) since December 2009 and currently serves as its Chairman and as a member of its Nominating and Governance Committee.

         During 2012, Mr. Hooshmand served as Chairman of the Compensation Committee and as a member of the Audit Committee.
        Qualifications: Mr. Hooshmand has extensive experience in the technology and communications industries as well as an extensive engineering background, enabling him to provide the Board with unique insight regarding the Company's strategy and operations. Through his senior leadership positions, including his experience as President and Chief Executive Officer of Applied Micro, Mr. Hooshmand provides direction and advice to the Board and to senior management regarding the challenges inherent in managing a complex organization and leading a technology based business.

Mark Melliar-Smith Age 67 First Elected to Board—2001 Occupation: Chief Executive Officer, Molecular Imprints, Inc.
        Dr. Melliar-Smith has served on our Board of Directors since 2001. Since 2005, he has served as the Chief Executive Officer of Molecular Imprints, Inc., a high resolution nanoimprint lithography manufacturing solutions business based in Austin, Texas. From March 2003 to September 2005 he was Chief Operating Officer of Molecular Imprints, Inc. From January 2002 to October 2003, Dr. Melliar-Smith was a Venture Partner with Austin Ventures, a venture capital firm focusing on telecommunications, semiconductor and software businesses. From January 1997 to December 2001, Dr. Melliar-Smith was the President and Chief Executive Officer of International SEMATECH, a research and development consortium for the integrated circuit industry. He received his B.S. and Ph.D. in chemistry from Southampton University in England and his M.B.A. from Rockhurst College. Dr. Melliar-Smith also has served since 2001 as a director of Pulse Electronics Corp. (NYSE:PULS) (formerly Technitrol, Inc.).

         During 2012, Dr. Melliar-Smith served as Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit Committee
Qualifications: Dr. Melliar-Smith has more than 35 years of experience in high technology companies involved in research and development, manufacturing and business unit management. His leadership role in these companies brings to the Board a strong background in managing issues unique to technology businesses. Dr. Melliar- Smith is also experienced with venture capital and has been involved with several start-up companies, which brings valuable insight to the Board with respect to financing activities.

Richard M. Swanson Age 67 First Elected to Board—2010 Occupation: Founder and President Emeritus of SunPower Corporation
        Dr. Swanson was appointed to the Board of Directors on October 29, 2010. He is the founder of SunPower Corporation, a provider of solar cells, panels, inverters and imaging detectors, and served as its President and Chief Technology Officer from 1992 until May 2010, when he became President Emeritus. Dr. Swanson received his Ph.D. in Electrical Engineering from Stanford University in 1974. In 1976, he joined the faculty at Stanford University where he and his group conceived and developed the point-contact solar cell. In 1991, Dr. Swanson resigned from his faculty position to devote himself full-time to SunPower Corporation.

         In 2012, Dr. Swanson served on the Nominating and Corporate Governance Committee.
        Qualifications: Dr. Swanson's significant experience in the field of solar technology provides unique insight to the Board regarding the Company's renewable energy business, and renewable energy markets, products and regulations, as well as issues unique to the renewable energy sector. His background in electrical engineering provides skills and knowledge directly related to the Company's power business as well. Dr. Swanson's leadership role at SunPower Corporation, and his success in founding and growing the business, provide unique insight and direction to the Company's senior management team.

Jay Walters Age 65 First Elected to Board—2000 Chairman of the Board Occupation: Owner and Executive of Magnolia Enterprises
        Mr. Walters has served on the Board of Directors since 2000 and as Chairman of the Board of Directors since June 2007. Since 2007, Mr. Walters has been an owner and executive of Magnolia Enterprises, a company that restores and manages properties along the Gulf Coast. From March 2000 to June 2007, Mr. Walters was President of New Horizon Services, LLC, a technology consulting company. Prior to joining New Horizon Services, Mr. Walters held several executive positions with Lucent Technologies, Inc. until his retirement in 1999. Mr. Walters received his B.S. in nuclear engineering from the University of Wisconsin and his M.B.A. from Louisiana State University.

         In 2012, Mr. Walters served on the Compensation Committee.
Qualifications: Mr. Walters' significant experience in leadership positions with technology companies provides insight to the Board on global and other issues unique to technology businesses.

Non-Independent Directors

Richard J. Thompson Age 63 First Elected to Board—2007 Occupation: Chief Executive Officer and President of Power-One, Inc.
        Mr. Thompson has served on the Board of Directors since 2007. He was appointed to serve as the Company's Chief Executive Officer in February 2008 and assumed responsibility as its President as well in September 2008. From May 2005 until March 2007, Mr. Thompson served as Senior Vice President, Finance and Chief Financial Officer of American Power Conversion Corporation (acquired by Schneider Electric in February 2007) and before that he served as Chief Financial Officer, Secretary and Treasurer of Artesyn Technologies for fifteen years. Mr. Thompson earned his B.B.A. from Lamar University in Beaumont, Texas.

         Qualifications: Mr. Thompson's role as Power-One's President and Chief Executive Officer provides the Board with a channel for obtaining detailed and specific information about the Company and its operations. Mr. Thompson has demonstrated vision and leadership that returned the Company to profitability in the fourth quarter of fiscal 2009. His significant related business and financial expertise add further value to the Board.

Kyle Ryland Age 47 First Elected to Board—2009 Occupation: Managing Director of Silver Lake Sumeru
        Mr. Ryland joined the Directors in May 2009 upon the closing of the transactions contemplated by the Securities Purchase Agreement dated April 23, 2009 between the Company and Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., discussed in detail in the Company's Form 10-K filed on March 17, 2010. Mr. Ryland is a Managing Director of Silver Lake Sumeru, an investment company focused on middle market strategy. He joined Silver Lake Sumeru from Shah Capital Partners, an investment company focused on technology companies. Mr. Ryland has in-depth experience with investments, financings and mergers and acquisitions in the technology sector. Before joining Shah Capital, Mr. Ryland was a managing director at Lehman Brothers, where he was the head of Global Technology Investment Banking. Prior to joining Lehman Brothers, he worked in both investment banking and venture capital at Robertson Stephens. He holds a B.A. in Political Science and Public Policy Studies from Duke University and an M.B.A. from the Wharton School of Business.

Qualifications: Mr. Ryland's significant experience with investing in technology businesses provides unique insight to the Board on the global trends and performance of similarly situated companies.

Ajay Shah Age 53 First Elected to Board—2009 Occupation: Managing Director of Silver Lake Sumeru

        Mr. Shah joined the Board of Directors in May 2009 upon the closing of the transactions contemplated by the Securities Purchase Agreement dated April 23, 2009 between the Company and Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., discussed in detail in the Company's Form 10-K filed on March 17, 2010. Mr. Shah joined Silver Lake in 2007 as a Managing Director and founded the firm's middle market strategy, Silver Lake Sumeru. Prior to joining Silver Lake Sumeru, Mr. Shah founded Shah Capital Partners in 2004, and prior to that he founded and managed the Technology Solutions Business of Solectron. Mr. Shah was the CEO of Smart Modular Technologies, a company he co-founded in 1989 and led through its public offering in 1995. Mr. Shah served on the board of Flextronics International Ltd. (NASDAQ: FLEX) from 2005 to 2009. He has a B.S. in Engineering from the University of Baroda and an M.S. in Engineering Management from Stanford University.

Qualifications: Mr. Shah's experience with founding and successfully leading technology businesses, and with investing in technology businesses provides a unique perspective to the Board regarding technology companies.

EXECUTIVE OFFICERS

        Information regarding our executive officers was included in Part 1 under "Executive Officers of the Registrant" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, as filed with the Securities and Exchange Commission on February 28, 2013, and is incorporated herein by reference.

        There are no family relationships between any of our directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. These persons are required by regulation of the SEC to furnish copies of all Section 16(a) forms to the Company. Based solely upon our review of the copies of such forms received by the Company and upon written representations from certain reporting persons, we believe that during fiscal 2012 our officers, directors and greater than 10% beneficial owners complied with applicable Section 16(a) filing requirements.

CODE OF ETHICS

        We adopted a senior officer code of ethics that specifically applies to our principal executive officer, principal financial officer, and all associated principal corporate and divisional/business unit financial managers. This senior officer code of ethics is posted in the "Governance" section within the "Investor Relations" pages of our Website. The Internet address for our Website is www.power-one.com. Printed copies of the senior officer code of ethics are available upon written request to the Corporate Secretary, Power-One, Inc., 740 Calle Plano, Camarillo, California 93012.

        Disclosure requirements regarding any amendment to or waiver of any provision of this code of ethics are satisfied by posting such information on our website at the address stated above, within the "Governance" section of the website.

AUDIT COMMITTEE

        Power-One's management is responsible for the Company's financial reporting process, including its system of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles ("GAAP"). The Company's independent registered public accounting firm is responsible for auditing the financial statements prepared by management and confirming that they are in compliance with GAAP and with Section 404 of the Sarbanes Oxley Act of 2002 and applicable rules and regulations of the Exchange Act. The Audit Committee of the Board of Directors is responsible for monitoring the integrity of these processes and the independence and performance of the independent registered public accounting firm. The Committee also appoints the independent registered public accounting firm.

        None of the Audit Committee members is currently engaged in the practice of public accounting or auditing and each relies upon the information provided to him, and upon the representations made by management and the independent registered public accounting firm, in performing his responsibilities. The Audit Committee is authorized to retain independent experts to advise and consult directly with it if members of the Audit Committee believe an independent opinion or review of any information provided to them, or representations made to them by management or the independent registered public accounting firm, is necessary or appropriate.

Composition:	The Audit Committee is a separately designated committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.
Charter:	The Audit Committee operates under a written charter adopted by the Audit Committee and approved and ratified by the Board of Directors.
2012 Members:	The Audit Committee consists of four independent directors:
Jon Gacek, Chairman Kambiz Hooshmand Hartmut Liebel Mark Melliar-Smith
Independence:
Every member of the Audit Committee qualifies as independent under guidelines established by the NASDAQ Listing Rules for Audit Committee membership, the Exchange Act and the rules and regulations of the SEC.
Financial Expertise:
The Board has determined that all of the Audit Committee members are financially literate under the NASDAQ Listing Rules and that Mr. Gacek qualifies as an Audit Committee financial expert within the meaning of the SEC regulations and that he has accounting or related financial management expertise as required by the NASDAQ Listing Rules under Rule 5605(c)(3). The determination of Mr. Gacek's qualifications is based upon his relevant education, his current and past employment experience in finance and accounting, and his current position as President and Chief Operating Officer of Quantum Corporation.
Primary Responsibilities:	The following are the primary responsibilities of the Audit Committee. A more complete description of the committee's functions is set forth in its charter.
• engagement of the independent registered public accounting firm;
• review and oversight of management's financial reporting process and the services performed by the independent registered public accounting firm;
• review and oversight of the independence of the independent registered public accounting firm;
• review and evaluation of the Company's accounting principles and system of internal accounting controls; and
• review and evaluation of the Company's risk assessment, management and mitigation strategies.

 COMPENSATION OF INDEPENDENT DIRECTORS

        Power-One compensates its independent non-employee directors for their service on the Board. The compensation program, which includes both cash and equity components, is structured as follows:

	Chair Retainer		Member Retainer	Meetings Covered by Retainer(2)	Per Meeting Fee Thereafter (at Chair's Discretion)
Board	$30,000	(1)	$50,000	8	$1,500
Audit Committee	$22,500		$10,000	12	$1,000
Compensation Committee	$15,000		$7,500	8	$1,000
Nominating & Corporate Governance Committee	$10,000		$4,500	6	$1,000

(1)
The retainer paid to the Non-Executive Chairman of the Board is in addition to the retainer paid to him as an independent non-employee director.

(2)
The retainer provides fair compensation for a specified number of meetings, after which a per meeting fee may be paid at the discretion of the Compensation Committee or Board Chairman. Independent non-employee directors may also receive additional compensation for service on special committees created by the Board from time-to-time. Independent non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with Board membership. None of the independent non-employee directors receive compensation from the Company other than for their service to the Board.

        We believe a significant portion of our independent non-employee directors' compensation should be in the form of equity to align their interests with those of our stockholders. Under our non-employee director compensation program, each independent non-employee continuing director receives an annual restricted stock unit ("RSU") award, with the number of shares of our common stock subject to the award determined by dividing the target grant value (as specified below) by the average closing market price of our common stock for the 10-day period immediately prior to the grant date, subject to a "floor" of $5.00 per share. The target grant value for the annual RSU awards to the independent non-employee directors are as follows:

Annual Grant for Continuing Directors	$115,000
Initial Grant for New Directors	$175,000
Non-Executive Chairman of the Board	$20,000	(1)

(1)
The target grant value of equity awards for the Non-Executive Chairman of the Board is in addition to the target grant value of the equity awards that he receives as an independent non-employee director.

        In addition, in no event will the annual equity award granted to a continuing independent non-employees director (other than the Non-Executive Chairman of the Board) exceed 37,500 shares of our common stock, the annual equity award granted to the Non-Executive Chairman of the Board exceed 50,000 shares of our common stock, or the initial equity award granted to a new independent non-employee director exceed 62,500 shares of our common stock.

        Equity awards granted to the independent non-employee directors upon their initial appointment to the Board vest in equal installments over a period of three years on the first to occur in each year of (i) the anniversary of the date of grant or (ii) one day before the annual meeting of stockholders. Independent non-employee directors are eligible to receive an annual equity award if they served on the Board for at least 180 days prior to the date of the annual meeting of stockholders. Annual grants of equity awards to our continuing independent non-employee directors vest in full on the earlier to occur of (i) the first anniversary of the date of grant or (ii) one day before the annual meeting of stockholders. To better manage the dilutive effect of the Company's use of equity, the RSU awards granted to the independent non-employee continuing directors at the May 1, 2012 annual meeting of stockholders were made using a minimum $5.00 per share stock price, rather than 10-day average closing market price as permitted under the non-employee director compensation program (which was $4.21 per share). As a result, based on an target grant value of $115,000 for continuing independent non-employee directors and a target grant value of $135,000 for the Non-Executive Chairman of the Board, each independent non-employee director received an RSU award for 23,000 shares of our common stock (27,000 shares in the case of the Non-Executive Chairman of the Board), instead of an RSU award for 27,302 shares of our common stock (32,051 shares in the case of the Non-Executive Chairman of the Board).

Stock Ownership Guidelines

        We maintain stock ownership guidelines for the independent non-employee directors which require each independent non-employee director to own and hold shares of our common stock having a value that is at least equal to three times the value of the equity component of their annual compensation. Under the current non-employee director compensation program, the independent non-employee directors are required to own and hold shares of our common stock with a value of at least $345,000 (or $405,000 in the case of the Non-Executive Chairman of the Board). The independent non-employee directors have five years from the later of (i) February 2010, or (ii) the date upon which a director is appointed to the Board, to satisfy these stock ownership requirements. As of January 2013, each of the independent non-employee directors has either satisfied the stock ownership requirement or is on track to meet the stock ownership target within the required timeframe.

Other Compensation, Plans or Benefits

        The Company does not provide the non-employee directors with any other compensation, benefits, compensation deferral arrangements, perquisites, severance, or other consideration for service to the Company as a director. The non-employee directors are eligible to participate at their own expense in the medical benefit programs offered to the Company's employees.

        The following table presents information regarding the total compensation paid to each independent non-employee director in 2012. Mr. Thompson is the President and Chief Executive Officer of the Company. He received no compensation for his service to the Board. While Messrs. Ryland and Shah are non-employee directors, they are not independent and, consequently, did not receive any compensation for their service to the Board in 2012.

2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Jon Gacek	$80,000	$98,900	$178,900
Kambiz Hooshmand	75,000	98,900	173,900
Hartmut Liebel(2)	45,000	174,958	219,958
Mark Melliar-Smith	70,000	98,900	168,900
Richard M. Swanson	54,500	98,900	153,400
Jay Walters	87,500	116,100	203,600

(1)
The committee determined to use a $5.00 per share conversion price at the time of the awards and the continuing independent non-employee directors received shares of our common stock valued at $5.00 per share. As a result, the actual values reported are below the target values described above ($115,000 for all continuing independent non-employee directors and an additional $20,000 for the Non-Executive Chairman of the Board). The number of shares reported in the Stock Awards column reflect the aggregate grant date fair value of the RSU awards granted during 2012 computed, in accordance with FASB ASC Topic 718 for financial statement reporting purposes (disregarding any estimate of forfeitures related to service-based vesting conditions), using a $5.00 floor to compensate for the Company's lower stock price at the time of the awards. Mr. Walters received an RSU award for 27,000 shares of our common stock and Messrs. Gacek, Hooshmand and Drs. Melliar-Smith and Swanson each received an RSU award for 23,000 shares of our common stock. For a discussion of the assumptions and methodologies used to calculate the amounts reported in the Stock Awards column, please see the discussion of stock awards and option awards contained in Note 13 to the Company's Consolidated Financial Statements, included as part of the Company's 2012 Annual Report on Form 10-K and incorporated herein by reference.

(2)
Mr. Liebel was elected to the Board on July 23, 2012, and received a pro-rata portion of the annual cash Board retainer and an RSU award for 38,537 shares of our common stock (based on a per share price of $4.54, which was the average closing market price of our common stock for the 10 trading days immediately prior to the grant date).

        The following table presents the number of shares of our common stock subject to outstanding and unexercised option awards (both vested and unvested) and the number of shares of our common stock subject to unvested stock awards held by each of our independent non-employee directors as of December 30, 2012. Messrs. Ryland and Shah are Managing Directors of the General Partners of Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P., whose holdings are reflected in the beneficial ownership table on page 43 of this Form 10-K/A.

Director	(1996 Stock Incentive Plan) Number of Shares Subject to Outstanding Options as of 12/30/12	(2004 Stock Incentive Plan) Number of Shares Subject to Outstanding Options as of 12/30/12	(2004 Stock Incentive Plan) Number of Unvested Shares of Restricted Stock as of 12/30/12
Jon Gacek	—	10,000	23,000
Kambiz Hooshmand	—	30,000	23,000
Hartmut Liebel	—	—	38,537
Mark Melliar-Smith	—	20,000	23,000
Richard M. Swanson	—	—	26,932
Jay Walters	10,000	35,000	27,000

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        This Compensation Discussion and Analysis describes the various components of the compensation paid to or earned by our CEO and the executives who directly reported to the CEO (the "NEOs") in 2012, explains how the various components made up the executives' overall compensation packages, and discusses the decisions of the Compensation Committee of the Board of Directors (the "Committee") regarding such compensation. The 2012 compensation of the following executives is disclosed and discussed in this Form 10-KA:

  •
  Richard J. Thompson, President and Chief Executive Officer ("CEO");

  •
  Gary Larsen, Senior Vice President, Finance, and Chief Financial Officer ("CFO");

  •
  Alex Levran, President, Renewable Energy Solutions ("President RES");

  •
  Steven Hogge, President, Power Solutions ("President Power"); and

  •
  Tina McKnight, Senior Vice President, General Counsel and Secretary.

        Our core executive compensation program consists of three elements: base salary, annual incentive compensation and long-term incentive compensation in the form of equity awards. For each element, we strive to balance our desire to hire and retain the best possible talent with maintaining a reasonable and responsible cost structure and linking the actual pay delivered to our executives to the performance of the Company and the returns generated for our stockholders. The Company's executive compensation program is based on an overarching "pay-for-performance" philosophy. Consequently, we have made a number of changes to the program over the last several years to better align our NEOs' total compensation packages with our stockholders' interests:

  •
  Emphasis on creating stockholder value.  We continued to emphasize long-term incentive awards, so that the interests of our NEOs and our stockholders are fully aligned. As a result, in 2012, 73% of the compensation reported in the Summary Compensation Table for our CEO was provided in the form of long-term compensation; further, we delivered 80% of our CEO's long-term compensation opportunity in the form of either performance stock unit ("PSU") awards or stock option awards to closely align his rewards with the interests of our stockholders.

  •
  Increased use of PSUs that require over-performance.  Given the volatility in our industry and the desire to emphasize stockholder value creation, we placed increased emphasis on PSU awards that may be earned based upon the measure of our total stockholder return ("TSR") against that of a representative market index over a three year period. For our executives to earn the target number of shares of our common stock subject to their PSU awards, our TSR must exceed that of the SUNIDX by 20 points over the three year measurement period. Average performance is not rewarded. If we perform only as well as the SUNIDX, awards are cancelled and no shares will be earned, as shown below:

Power-One TSR vs. Index (3-year period)	% of Shares Earned	Illustrative Examples
Equal to Index	0%	Index up 20%; Power-One up 20%
10 Points Better than Index	50%	Index up 15%; Power-One up 25%
20 Points Better than Index	100%	Index up 40%; Power-One up 60%
30 Points Better than Index	150%	Index up 25%; Power-One up 55%
  •
  Disclosure of performance targets.  In 2013, we are disclosing more detailed information about our 2012 incentive compensation arrangements, including under our annual incentive compensation plan, historical performance target levels, actual performance against these target levels and the determination of payouts.

  •
  Adjustments to 2012 annual incentive compensation plan.  In light of the expected challenges facing our industry entering 2012, we revised our annual incentive compensation plan such that attainment of our Board approved target levels for our financial performance measures (operating income and revenue) would result in the funding of the bonus pool for our NEOs at 75% of the target level (vs. 100% in a normal year). We also revised the plan to increase the emphasis placed on relative performance by enhancing the potential impact of the market share modifier, which could increase or reduce the cash incentive payments by 25% based on our performance in this area.

  •
  Revisions to compensation peer group.  We continued to refine our approach to market comparisons, and revised our compensation peer group to exclude certain companies that no longer met the target size criteria established for selecting the peer group and added several companies with similar financial profiles to Power-One.

  •
  Conversion of equity award value to shares using $5.00 stock price.  We were mindful of the decline in the market price of our common stock during 2011, and consequently, to mitigate the dilutive effect of our equity awards, adopted a practice of using a minimum stock price of $5.00 per share when converting our value-based equity compensation awards into a fixed number of shares of our common stock for awards for our NEOs and continuing independent non-employee Directors.

  •
  Strong corporate governance practices.  In addition to the changes summarized above, we also maintain the following strong corporate governance practices:

  •
  the Committee is composed solely of independent directors;

  •
  the Committee has retained an independent compensation consultant who reports directly to the Committee and provides no other services to us;

  •
  we have established significant stock ownership guidelines that align the interests of our executives and independent, non-employee Directors with those of stockholders;

  •
  we have adopted a policy prohibiting the inclusion of tax gross-ups in future agreements on income or on payments made in connection with a change of control of the Company;

  •
  we do not provide excessive perquisites or other personal benefits for our executives;

  •
  we do not maintain any special pension, retirement or death benefits for our executives;

  •
  our equity plans do not contain "evergreen" provisions or allow for stock option exchanges or repricing without stockholder approval; and

  •
  the Committee periodically conducts a compensation risk assessment.

Executive Compensation Objectives and Philosophy

        In establishing and overseeing our executive compensation program, the Committee's objectives include:

  •
  providing a competitive total compensation package that enables the Company to attract and retain key executives with the requisite skills, experience and vision to manage our business;

  •
  motivating achievement of annual target performance goals by providing short-term compensation opportunities linked to performance;

  •
  providing long-term compensation incentives, primarily through equity awards, that align executive compensation with the interests of our stockholders; and

  •
  promoting ownership of our common stock by our executives to align their interests with those of our stockholders.

        The Committee believes that our executives' incentive compensation and other performance-based awards must be linked to measurable performance goals associated with key financial and operational objectives and that incentive compensation should reflect the scope of an individual's responsibilities, his or her ability to impact the Company's performance, and his or her actual contribution to the Company's success. The Committee also believes that equity awards should represent a meaningful portion of each executive's total direct compensation opportunity to closely align his or her interests with those of our stockholders and to ensure that stockholder value remains a primary objective for our executives.

Compensation-Setting Process

        The Committee makes all compensation decisions for our NEOs, including our CEO, although the decisions for our CEO are also reviewed and approved by the independent members of the Board of Directors. Each year, our CEO formulates and submits recommendations to the Committee regarding the compensation of his direct reports (including the other NEOs) after reviewing relevant competitive market data and evaluating each executive's performance. Our CEO does not make recommendations to the Committee regarding his own compensation.

        When evaluating the recommendations of our CEO in the case of his direct reports (including the other NEOs) and in ultimately setting the amount of each compensation component and the overall target total direct compensation opportunity for them, the Committee refers to competitive market data as described below, but does not establish specific target percentiles or percentile ranges for any component or overall target total direct compensation. Instead, the Committee makes its decisions with reference to each of the following factors:

  •
  the performance of the Company relative to the broader solar industry;

  •
  the performance of the Company against its internal financial and strategic objectives;

  •
  the performance of the individual NEO. With respect to each of our NEOs other than our CEO, this assessment is heavily influenced by the input of our CEO; in the case of our CEO, his performance is evaluated by the independent members of the Board of Directors;

  •
  the Committee's assessment of the specific skills, experience, and qualifications of the individual NEO relative to his or her counterparts at the companies in our compensation peer group and his or her importance to the execution of our strategic priorities;

  •
  the compensation levels paid by the compensation peer group and how the current and/or proposed compensation component would compare to those offered by the companies in the compensation peer group; and

  •
  in the case of his direct reports, the recommendations of our CEO

  Competitive Market Positioning

        Market competitiveness and equitable principles are important elements of the Committee's compensation policies. The aggregate compensation of each NEO is evaluated by comparison to that of executives at similar companies in related industries who hold the same positions or have substantially similar levels of responsibility, as well as by comparison to other executives within the Company who have comparable levels of responsibility.

        The Committee conducts such an evaluation at the end of each year in connection with making decisions regarding the compensation of the NEOs for the next year. In making this evaluation, the Committee directs its compensation consultant to review the Company's base salaries, total target cash compensation, including non-equity incentives, and its long-term incentives to determine whether target total direct compensation levels are competitive in light of the Company's performance against its peers. For this purpose, the Committee, with the assistance of its compensation consultant develops a compensation peer group which is used to understand market competitive pay levels and practices. In selecting the companies for inclusion in this compensation peer group, the Committee used the following targeted selection criteria:

  •
  Ownership and Location:  U.S.-based publicly-traded companies;

  •
  Industry Focus:  Companies in the renewable energy and power conversion industries and other high-technology companies focusing on enabling technologies; and

  •
  Size characteristics:  0.5x to 2.0x of the Company's revenues over the past four fiscal quarters, 0.5x to 2.0x of the Company's then current number of employees and within 0.33x to 3.0x of the Company's then current market capitalization.

        In light of the limited number of direct competitors of similar size to the Company, the targeted ranges above were expanded in some cases to capture companies that more closely fit with our business focus. Consequently not all of the companies selected met all of the targeted selection criteria. In late 2011, the Committee established the following compensation peer group (the "Peer Group") for use as a market reference in its deliberations on 2012 compensation levels:

• Advanced Energy Inds	• Cree	• Skyworks Solutions
• Arris Group	• Cypress Semiconductor	• STR Holdings
• Atmel	• First Solar	• SunPower Corp
• AZZ	• GrafTech International	• Tellabs
• Brocade Communications	• GT Advanced Technologies	• Woodward Governor Co
• Brooks Automation	• Hexcel Corp
• Clean Energy Fuels	• MEMC Electronic Materials

        In establishing the Peer Group and when interpreting the results of the analysis of Peer Group compensation practices, the Committee was mindful that not all of the companies included in the compensation peer group face the same challenges, opportunities and overall levels of volatility as companies that operate primarily within the alternative energy and solar industry. In connection with its continuous review of the competitive market, in late 2012 the Committee evaluated the Peer Group and determined to remove Skyworks Solutions and STR Holdings. The Committee also approved the addition of three companies located in Southern California with revenues and market capitalization more similar to us. The Companies added to the Peer Group were TTM Technologies, Multi-Fineline Elextronix and OSI Systems.

        As discussed above, in formulating its compensation decisions, the Committee places significant weight upon an individual executive's role within the Company, his or her leadership responsibilities, performance during the last year, ability to impact the overall performance of the Company and contribution to the Company's recent performance.

  Role of Compensation Consultant

        During 2012, the Committee retained Compensia, Inc. ("Compensia"), a national compensation consulting firm, as its compensation consultant. Compensia reports directly to the Committee, and may be replaced by the Committee at any time. A representative of Compensia attends meetings of the Committee, as requested.

        Compensia provides various executive compensation services to the Committee, including advising the Committee on the principal aspects of our CEO's compensation and evolving industry practices, and providing market information and analyses regarding the competitiveness of our executive compensation program. During 2012, Compensia served solely as a consultant to the Committee and did not provide any services to management.

        Based on the factors for assessing independence and identifying potential conflicts of interest that are set forth in the rules of the SEC and the listing standards of the NASDAQ Stock Market, the Committee has determined that its relationship with Compensia and the work of Compensia on behalf of the Committee did not raise any conflict of interest.

Elements of Executive Compensation

        The Committee's compensation objectives are implemented through our executive compensation program, which is comprised of three primary elements: base salary, annual incentive compensation and long-term incentive compensation in the form of equity awards. The table below lists each material element of executive compensation, the objective(s) that it is designed to achieve, and the characteristics of each compensation element.

Key Elements of Compensation

Element	Objective(s)	Characteristics
Base Salary	• Attract and retain qualified executives • Set compensation at a competitive level compared to the Peer Group and based upon an individual executive's skills, experience and performance

•

Not at risk

•

Commensurate with position, level of responsibility and leadership role

•

Intended to be competitive with the Peer Group for executives with similar roles and responsibilities

•

In addition to market data, the Committee places significant weight upon an executive's role within the Company, leadership responsibilities, performance during the last year, ability to impact the overall performance of the Company and contribution to the Company's recent performance

Annual Incentives	• Attract and retain qualified executives • Motivate and reward achievement of Company-wide and individual annual goals and objectives

•

At risk

•

Includes performance-based cash awards

•

The amount an executive is eligible to receive is based upon job function, level of responsibility and ability to impact the Company's performance

•

The amount paid is determined by the achievement of the pre-determined financial and personal objectives established at the beginning of the fiscal year

Long-Term Incentives	• Attract and retain qualified executives • Align the interests of executives with those of our stockholders • Provide long-term rewards for executives based upon stock price appreciation

•

At risk

•

The level of reward realized depends upon the Company's stock price performance and/or attainment of additional performance metrics

•

Awards typically vest over three to four years, encouraging continued employment and supporting our retention objectives

        Secondary elements of executive compensation include the health and welfare benefits and perquisites and personal benefits described below; however, the Committee's philosophy is that executive benefits and perquisites should represent only a nominal portion of the executives' overall compensation. To the extent that benefits and perquisites are provided, such elements are typically not at risk and involve costs that are generally fixed.

        The Committee believes that both annual and long-term incentive compensation should reflect the performance of the Company as well as the individual contribution of each executive and further believes that a significant portion of executive compensation should be linked to stockholder value. Accordingly, the aggregate compensation paid to each NEO is significantly weighted toward annual and long-term incentive compensation, both of which are "at risk" if the Company does not achieve its operating goals and strategic objectives and/or are tied directly to the Company's stock price performance. The emphasis placed on "at risk" compensation reflects the Committee's belief that our executives should be paid for performance.

        The 2012 pay mix for our CEO as reported in the Summary Compensation Table is shown below:

CEO 2012 Pay Mix Per Summary Compensation Table

        The 2012 average pay mix for our other NEOs as reported in the Summary Compensation Table is shown below:

Other NEOs 2012 Pay Mix Per Summary Compensation Table

Base Salary

        Although we view base salary as an important component of each NEO's overall compensation package, it represented only 13% of our CEO's total direct compensation for 2012 and, on average, 22% of the total direct compensation reported for our other NEOs. Base salaries are reviewed annually and at the time of promotion or other significant changes in responsibilities. The Committee sets the base salary of our CEO and considers the recommendations of our CEO for the base salaries of the other NEOs, with a goal of maintaining a market competitive position but also taking into account the level of responsibility, experience and tenure of the individual, and the amount of performance-based incentive compensation received or granted each year.

        For 2012, following consideration of the factors previously described, the Committee approved; the following base salary adjustments for the NEOs, including our CEO:

Named Executive Officer	2011 Base Salary (Annualized)	2012 Base Salary (Annualized)	Percentage Increase
Mr. Thompson	$700,000	$725,000	3.6%
Mr. Larsen	$375,000	$385,000	2.7%
Dr. Levran	$425,000	$500,000	17.6%
Mr. Hogge	$345,000	$357,000	3.5%
Ms. McKnight	$330,000	$340,000	3.0%

        In the first quarter of 2013, the Committee reviewed the base salaries of our NEOs, including our CEO, and determined not to make any adjustment to their base salaries, which remain at their 2012 levels.

Annual Incentive Compensation

        The Committee uses the Management Incentive Plan (the "MIP") as the key means for implementing our compensation philosophy. The MIP is an annual bonus plan that rewards eligible participants for achievement of pre-established financial and individual performance objectives. In 2012, there were approximately 88 participants in the MIP, including each of our NEOs.

  Target Bonus Opportunities

        For purposes of the 2012 MIP, the Committee determined that the target bonus opportunities for each participant should be set as a percentage of such participant's base salary. Accordingly, the target bonus opportunities for our NEOs in 2012 were as follows:

Named Executive Officers	Target Annual Incentive Award Opportunity (as a percentage of base salary)
Mr. Thompson	100%
Dr. Levran	75%
Mr. Hogge	60%
Mr. Larsen	60%
Ms. McKnight	60%

        Under the 2012 MIP, participants could earn up to 200% of their target bonus opportunity based on the achievement of pre-established financial and individual performance objectives. The dollar range of the potential payouts for our NEOs, including threshold, target and maximum award levels, is presented in the "2012 Grants of Plan-Based Awards Table" below on page 34 of this Form 10-K/A.

        In early 2013, the Committee reviewed the current target bonus opportunities for our NEOs and elected to make no changes with the exception of increasing the target bonus opportunity for Mr. Hogge to 65% of his base salary.

  Target Bonus Weighting

        In view of the impact that each NEO has on the Company's overall performance, the Committee determined that it was appropriate that a significant portion of each NEO's target bonus opportunity be contingent upon financial performance and that a measurable, but smaller, portion be contingent on individual performance. Consequently, each NEO's target bonus opportunity was weighted 80% on the Company's 2012 financial performance and 20% on both the level of overall bonus pool funding (based on the Company's financial performance) and individual performance as measured by one or more pre-established quantitative or qualitative objectives ("MBOs").

        In addition, under the 2012 MIP, no bonus payments would be made for the achievement of the MBOs if the Company's threshold financial performance objectives required for funding the plan bonus pool were not met.

  Corporate-Level Executives

        Under the 2012 MIP, the bonus payments for our corporate-level NEOs, Messrs. Thompson and Larsen, and Ms. McKnight, were determined as follows:

  Corporate Performance Measures

        For purposes of the 2012 MIP, the Committee selected revenue and operating income as the two financial performance measures that best supported the Company's annual operating plan and enhanced long-term value creation for our stockholders. For purposes of funding the bonus pool for the corporate-level executives, these measures were equally weighted.

        For each measure, the Committee established a range of potential performance and payment levels under the MIP. If our 2012 performance for a measure was below the threshold performance level, there would be no bonus pool funding with respect to that corporate performance measure. Similarly, the potential funding for each measure was capped at the maximum performance level. For performance achievement between the specified threshold, target, and maximum performance levels, funding would be interpolated on a straight-line basis.

        As described below, the Committee was mindful of the challenges facing our industry entering 2012 and decided to reduce the amount of funding that would be provided for attaining the budgeted level of financial performance for the year to 75% of the target amount. At the time the goals were established, the Committee believed that attaining the budgeted levels for these two performance measures would require a very focused effort by our NEOs, as they represented strong performance results for the Company in light of the significant uncertainties and expected challenges that were identified in the markets we serve during our 2012 budgeting process.

        To account for these uncertainties, the 2012 MIP provided that the bonus pool would receive minimum funding at 38% of the target level if the Company achieved the threshold performance level for the two financial performance measures, funding at 75% if the Company achieved the budgeted performance level for the two financial performance levels, funding at 100% if the Company replicated 2011 results and funding at 175% of the target level if the Company achieved the maximum performance level for the two financial performance measures.

Performance Measure	Threshold Performance Level	Budgeted Performance Level	2011 Results	Maximum Performance Level
Revenue	$787 million	$926 million	$1,016 million	$1,150 million
Operating Income	$73 million	$110 million	$181 million	$198 million
Payment as a % of Target	38%	75%	100%	175%

  Potential Market Share Adjustment

        The 2012 MIP also provided that, if either the Company's revenue or operating income for 2012 exceeded the threshold level set forth above, bonus pool funding was subject to an adjustment of up to 25% (which could result in a total maximum bonus payment of 200% of the target level) based on the Company's growth rate in 2012 as measured by gigawatts shipped, as compared to the industry growth rate in gigawatts shipped for the same period as shown below. An illustration of this potential adjustment is set forth below:

Change in Market Share (in percentage points)	Total Adjustment to Bonus Pool Funding (in percentage points)
+3 points or more	+25%
+2 to 2.99 points	+15%
+1 to 1.99 points	+5%
-0.99 points to + 0.99 points	No adjustment
-1.00 to -1.99 points	-5%
-2.00 to -2.99 points	-15%
-3.00 points or more	-25%

        Under the 2012 MIP, this adjustment would be made only if the Company exceeded the threshold performance level for at least one of the two financial performance measures, as described below.

  Individual Performance Measures

        Once bonus pool funding had been determined based on the Company's financial performance, 80% of the bonus payments for the corporate-level NEOs was to be determined directly based on the overall level of funding. The remaining 20% of each corporate-level NEO's bonus payment was subject to an assessment of his or her performance against his or her 2012 MBOs. The specific MBOs, and the relative weighting of each for each NEO, was recommended by our CEO (except with respect to his own MBOs) and approved by the Committee. In the case of our CEO, his MBOs were determined by the Committee.

        For purposes of the 2012 MIP, the MBOs for the corporate-level NEOs for 2012 were as follows:

  •
  Our CEO's goals focused on (i) developing and initiating diversification in the Renewable Energy Business Plan; and (ii) leading the adoption of PACE and LEAN throughout Power-One;

  •
  Mr. Larsen's goals focused on (i) improving the management of working capital to yield at least $40 million in capital expenditures savings over projected capital in the annual operating plan; (ii) achieving an effective tax rate 2% lower than effective tax rate forecasted in the annual operating plan; and (iii) installing company operations reporting systems, including key performance indicators, monthly operations reports, and quarterly business reviews for each business unit and for corporate; and

  •
  Ms. McKnight's goals focused on (i) separation of assets by business unit; and (ii) elimination of inactive legacy entities, completion of a plan for development of renewable energy entities through 2013 and complete creation of entities in Japan, Thailand, South Africa and an identified country in South America.

  President—Renewable Energy Solutions Business

        Under the 2012 MIP, the target bonus opportunity for Dr. Levran, the President of our Renewable Energy Solutions business, was determined as follows:

  Business Unit Performance Measures

        For purposes of the 2012 MIP, the Committee selected revenue and operating income for the Renewable Energy Solutions business as the two performance measures that best supported the Company's annual operating plan. For purposes of funding the bonus pool for Dr. Levran, these measures were equally weighted.

        Other than focusing solely on revenue and operating income for the Renewable Energy Solutions business, the design and operation of these performance measures was similar to that of the corporate performance measures described above, including the potential for a market share adjustment. The Committee believed that the budgeted levels for these two performance measures for 2012 would be challenging and aggressive. It also believed that the achievement of the budgeted levels for these measures would require strong leadership, effective leveraging of our competencies and a clear focus on driving and achieving results throughout the year. Similar to the design of the Corporate goals, the 2012 MIP for the Renewable Energy Solutions business was designed to fund at 75% for attaining our budgeted amounts of revenue and operating income for that business unit.

  Potential Market Share Adjustment

        The target bonus opportunity for Dr. Levran was subject to a potential market share adjustment (as described above) if either the Renewable Energy Solutions business revenue or operating income results for 2012 exceeded the threshold level set for those financial measures. Further, the 2012 MIP specified that this adjustment would be made only if the Corporate performance exceeded the threshold performance level for at least one of the two financial performance measures.

  Individual Performance Measures

        Once bonus pool funding had been determined based on the Renewable Energy Solutions business financial performance, 80% of the bonus payment for Dr. Levran was to be determined directly based on the overall level of funding. The remaining 20% of his bonus payment was subject to an assessment of his performance against his 2012 MBOs. Dr. Levran's specific MBOs, and the relative weighting of each, were recommended by our CEO and approved by the Committee.

        For purposes of the fiscal 2012 MIP, the MBOs for Dr. Levran's goals focused on achievement of geographic revenue targets, NPI revenue and PACE implementation.

  President—Power Solutions Business

        Under the 2012 MIP, the bonus opportunity for Mr. Hogge, the President of our Power Solutions business, was determined as follows:

  Business Unit Performance Measures

        For purposes of the 2012 MIP, the Committee selected revenue and operating income for the Power Solutions business as the two performance measures that best supported the Company's annual operating plan. For purposes of funding the bonus pool for Mr. Hogge, these measures were equally weighted.

        Other than focusing solely on revenue and operating income for the Power Solutions business, the design and operation of these performance measures was similar to that of the corporate performance measures described above, except that Mr. Hogge's target maximum bonus opportunity would be funded at 200% of the target level if the Power Solutions business achieved the maximum performance level for the two financial performance measures. Given the nature of the Power Solutions business, the 200% maximum payment level was intended to account for the fact that Mr. Hogge was not eligible to receive a market share adjustment.

        The Committee believed that the budgeted levels for these two performance measures for 2012 would be challenging and aggressive. It also believed that the achievement of the target levels for these measures would require strong leadership, effective leveraging of our competencies and a clear focus on driving and achieving results throughout the year. The Committee further noted that these target levels represented an increase over 2011 performance, when the Power Solutions business returned to profitability. Similar to the design of the Corporate goals, the 2012 MIP for the Power Solutions business was designed to fund at 75% for attaining our budgeted amounts of revenue and operating income for that business unit.

  Individual Performance Measures

        Once bonus pool funding had been determined based on the Power Solutions business financial performance, 80% of the bonus payments for Mr. Hogge was to be determined directly based on the overall level of funding. The remaining 20% of his bonus payment was subject to an assessment of his performance against his 2012 MBOs. Mr. Hogge's specific MBOs, and the relative weighting of each, were recommended by our CEO and approved by the Committee.

        For purposes of the 2012 MIP, the MBOs for Mr. Hogge focused on achievement of revenue targets in identified market segments, PACE implementation, new product introductions ("NPI"), and improving working capital.

  2012 Bonus Decisions

        In January 2013, the Committee reviewed the Company's financial performance against the corporate performance measures and determined that we had achieved the threshold performance levels for funding of the bonus pool. Consequently, Messrs. Thompson and Larsen, Dr. Levran, and Ms. McKnight each received a bonus under the 2012 MIP.

  Corporate Decisions

        In the case of Mr. Thompson, because the corporate business had achieved the threshold performance for revenue and operating income, he was eligible to receive a bonus payment based on this financial performance and his individual performance as measured against his MBOs.

        In the case of the revenue measure, the corporate business achieved 110% of the target level of performance and, in the case of the operating income measure, the corporate business achieved 76% of the target level of performance. These performance levels resulted in a bonus payment of $548,680 for this portion of Mr. Thompson's target bonus opportunity.

        In addition, because the corporate business had exceeded the target performance level for purposes of funding his bonus pool, Mr. Thompson was eligible for an additional bonus payment based on an assessment of his individual performance against his 2012 MBOs. The Committee evaluated the achievement of Mr. Thompson against his MBOs and formulated a recommendation that he had achieved 100% of his MBOs for consideration by the Board. The Board approved this recommendation, resulting in an additional bonus payment of $145,000.

        Overall, Mr. Thompson received a bonus payment of $693,680, which represented approximately 96% of his target bonus opportunity.

Item	Financial Performance (80%)	MBOs (20%)	Total
Target Incentive ($000s)	$580	$145	$725
MBO Attainment		100%
Funding %	95%
Actual Incentive ($000s)	$549	$145	$694

        In the case of Mr. Larsen, because the corporate business had achieved the threshold performance for revenue and operating income he was eligible to receive a bonus payment based on this financial performance and his individual performance as measured against his MBOs.

        In the case of the revenue measure, the corporate business achieved 110% of the target level of performance and, in the case of the operating income measure; the corporate business achieved 76% of the target level of performance. These performance levels resulted in a bonus payment of $174,821 for this portion of Mr. Larsen's target bonus opportunity.

        In addition, because the corporate business had exceeded the target performance level for purposes of funding his bonus pool, Mr. Larsen was eligible for an additional bonus payment based on an assessment of his individual performance against his 2012 MBOs. Our CEO evaluated the achievement of Mr. Larsen against his MBOs and formulated a recommendation that he had achieved 33% of his MBOs for consideration by the Committee. The Committee approved this recommendation, resulting in an additional bonus payment of $15,246.

        Overall, Mr. Larsen received a bonus payment of $190,067, which represented 82% of his target bonus opportunity.

Item	Financial Performance (80%)	MBOs (20%)	Total
Target Incentive ($000s)	$185	$46	$231
MBO Attainment		33%
Funding %	95%
Actual Incentive ($000s)	$175	$15	$190

        In the case of Ms. McKnight, because the corporate business had achieved the threshold performance for revenue and operating income she was eligible to receive a bonus payment based on this financial performance and her individual performance as measured against her MBOs.

        In the case of the revenue measure, the corporate business achieved 110% of the target level of performance and, in the case of the operating income measure; the corporate business achieved 76% of the target level of performance. These performance levels resulted in a bonus payment of $154,387 for this portion of Ms. McKnight's target bonus opportunity.

        In addition, because the corporate business had exceeded the target performance level for purposes of funding her bonus pool, Ms. McKnight was eligible for an additional bonus payment based on an assessment of her individual performance against her 2012 MBOs. Our CEO evaluated the achievement of Ms. McKnight against her MBOs and formulated a recommendation that she had achieved 100% of his MBOs for consideration by the Committee. The Committee approved this recommendation, resulting in an additional bonus payment of $40,800.

        Overall, Ms. McKnight received a bonus payment of $195,187 which represented approximately 95% of her target bonus opportunity.

Item	Financial Performance (80%)	MBOs (20%)	Total
Target Incentive ($000s)	$163	$41	$204
MBO Attainment		100%
Funding %	95%
Actual Incentive ($000s)	$154	$41	$195

  Business Unit Decisions

        In the case of Dr. Levran, because the Renewable Energy Solutions business had achieved the threshold performance for revenue and operating income he was eligible to receive a bonus payment based on this financial performance and his individual performance as measured against his MBOs.

        In the case of the revenue measure, the Renewable Energy Solutions business achieved 144% of the target level of performance and, in the case of the operating income measure; the Renewable Energy Solutions business achieved 79% of the target level of performance. These performance levels resulted in a bonus payment of $347,700 for this portion of Dr. Levran's target bonus opportunity.

        In addition, because the Renewable Energy Solutions business had exceeded the target performance level for purposes of funding his bonus pool, Dr. Levran was eligible for an additional bonus payment based on an assessment of his individual performance against his 2012 MBOs. Our CEO evaluated the achievement of Dr. Levran against his MBOs and formulated a recommendation that he had achieved 90% of his MBOs for consideration by the Committee. The Committee approved this recommendation, resulting in an additional bonus payment of $67,500.

        Overall, Dr. Levran received a bonus payment of $415,200, which represented approximately 111% of his target bonus opportunity.

Item	Financial Performance (80%)	MBOs (20%)	Total
Target Incentive ($000s)	$300	$75	$375
MBO Attainment		90%
Funding %	116%
Actual Incentive ($000s)	$348	$67	$415

        In the case of Mr. Hogge, because the Power Solutions business had achieved the threshold performance for revenue for the year, he was eligible to receive a bonus payment based on this financial performance and his individual performance as measured against his MBOs.

        In the case of the revenue measure, the Power Solutions business achieved revenues that resulted in a payment of 40% of the target incentive for that measure and, in the case of the operating income measure, failed to reach the threshold required for payment; the Power Solutions business achieved 0% of the threshold level of performance. These performance levels resulted in a bonus payment of $34,272 for this portion of Mr. Hogge's target bonus opportunity.

        In addition, because the Power Solutions business had exceeded the target performance level for purposes of funding his bonus pool, Mr. Hogge was eligible for an additional bonus payment based on an assessment of his individual performance against his 2012 MBOs, adjusted by overall level of funding. Our CEO evaluated the achievement of Mr. Hogge against his MBOs and formulated a recommendation that he had achieved 95% of his MBOs for consideration by the Committee. The Committee approved this recommendation, resulting in an additional bonus payment of $8,140.

        Overall, Mr. Hogge received a bonus payment of $42,412, which represented approximately 20% of his target bonus opportunity.

Item	Financial Performance (80%)	MBOs (20%)	Total
Target Incentive ($000s)	$171	$43	$214
MBO Attainment		95%
Funding %	20%
Actual Incentive ($000s)	$34	$8	$42

  Market Share Adjustment

        Power-One's market share grew 0.3% in 2012 (as reported by IHS) which did not trigger a market share adjustment for Messrs. Thompson and Larsen, Dr. Levran and Ms. McKnight.

Long-Term Incentives

        Historically, the cash compensation opportunities of our NEOs have been supplemented with long-term incentive compensation in the form of equity awards that tie overall compensation to the performance of our common stock. In 2010, the Committee adopted a practice of granting equity awards to new employees using a ratio of 25% RSU awards and 75% stock options for each equity award, while reserving discretion to grant equity awards consisting of a different mix of stock options and RSU awards to existing employees or wholly RSU awards for purposes of awarding exemplary performance and minimizing the dilutive effect on our equity award program. Unlike stock options, RSU awards have some financial value regardless of stock price volatility and therefore fewer shares of our common stock are typically needed (when compared to a stock option) to deliver the same incentive value to the recipient. The ultimate value of both types of awards is directly related to the value of our common stock and both types of awards incent the recipients to achieve the Company's goals and objectives. The Committee believes this strategy serves the dual function of satisfying our executive retention objectives and rewarding our executives for their performance, and that it also aligns the interests of our executives with those of our stockholders. The Committee determines, on a discretionary basis, whether an equity award should be granted and the number of shares of our common stock subject to the award.

        In addition and as further described below, in 2011 and 2012 the Committee also awarded PSU awards to our NEOs that require the Company to outperform a market benchmark index in terms of total shareholder return ("TSR") for any of the shares of our common stock subject to the PSU awards to be earned. The stock awards granted to our NEOs in 2012 are summarized in the 2012 Grants of Plan Based Awards Table on page 34 of this Form 10-K/A.

  Equity Award Grant Policy

        In fiscal 2010, the Committee adopted a policy of granting equity awards to the Company's employees once each year at the Board meeting immediately following the annual meeting of stockholders, but it reserved discretion to grant equity awards at other times if appropriate and as an employment incentive for certain new hires. Each of the stock options granted to our employees are granted with an exercise price that is equal to the fair market value of our common stock on the date of grant. Except as otherwise described in this paragraph, we do not have any program, plan, or obligation that requires us to grant equity awards on specified dates and we have not made equity awards in connection with the release or withholding of material non-public information.

  Fiscal 2012 Equity Awards

        In early 2012, the Committee began initial discussions around our equity strategy for the year. Based on a review of the equity practices of our Peer Group and the results of the executive compensation study performed by Compensia, the Committee elected to continue to emphasize stockholder value creation and elected to award our NEOs a combination of equity awards as shown below:

Long-term Incentive Value Mix - Annual Grant

        As shown in the table above, approximately 44% of our CEO's April 2012 equity awards consisted of stock options that would have no value unless the market price of our common stock appreciated from the date of grant through the date of exercise and 31% consisted of PSU awards which require our TSR to exceed that of the representative index by 20 points over a three-year period for our NEOs to earn that target number of shares of our common stock subject to the awards. In addition to these awards, the Committee also granted our NEOs awards of RSUs to ensure a baseline level of retention and to recognize the strong relative performance of the Company during 2011, which was a year in which the Company delivered its second best revenue and operating income performance in the history of the Company. Notwithstanding this performance, the Committee was sensitive to the fact that the market price of our common stock declined during 2011 and as a result, elected to use a minimum assumed stock price of $5.00 per share when converting target award values into actual awards.

        For more information on these awards, see the 2012 Grants of Plan-Based Awards Table in "Executive Compensation" below. The equity awards for the NEOs are reported in the "2012 Summary Compensation Table" and the "2012 Grants of Plan-Based Awards Table" below on pages 33 and 34, respectively, of this Form 10-K/A.

  October 2012 Performance Stock Unit Awards

        In October 2012, in connection with the desire to further align the interests of our NEOs with those of our stockholders and recognizing the significant strategic importance of executing on several initiatives that the Committee determined to be critical to creating future stockholder value, the Committee elected to grant additional PSU awards to our NEOs with similar features to those granted in May of 2012. Specifically, to earn any of the shares of our common stock subject to the PSU awards, the Company's TSR would have to exceed that of the SUNIDX over a three-year period, as shown in the example below:

Power-One TSR vs. Index (3-year period)	% of Shares Earned	Illustrative Examples
Equal to Index	0%	Index up 20%; Power-One up 20%
10 Points Better than Index	50%	Index up 15%; Power-One up 25%
20 Points Better than Index	100%	Index up 40%; Power-One up 60%
30 Points Better than Index	150%	Index up 25%; Power-One up 55%

        In electing to make these awards in October 2012, the Committee considered the desire to increase the amount of variable, performance-based pay at a strategically important time, but was also mindful of the impact on stockholder dilution and determined that that the target value of these awards would be subtracted from the 2013 annual equity awards scheduled to be awarded in May 2013.

        Pursuant to that certain Agreement and Plan of Merger by and among ABB Ltd., Verdi Acquisition Corporation, and Power-One, dated as of April 21, 2013, upon closing of the Merger, these awards will be treated in the manner prescribed by such Agreement, filed as an Exhibit to the Company's Form 8-K dated April 22, 2013.

        For more information on these awards, see the 2012 Grants of Plan-Based Awards Table in "Executive Compensation" below. The equity awards for the NEOs are reported in the "2012 Summary Compensation Table" and the "2012 Grants of Plan-Based Awards Table" below on pages 33 and 34, respectively, of this Form 10-K/A.

Other Compensation Policies

  Stock Ownership Policy

        We maintain stock ownership guidelines for our CEO and all of his direct reports, including our other NEOs, which require each of them to own and hold shares of our common stock having a value that is at least equal to the following amounts:

CEO	5 × base salary
Direct Reports	3 × base salary

        Our executives have a period of five years from either February 2010 or their date of hire, whichever is later, to comply with these stock ownership guidelines. For purposes of monitoring compliance, the Committee uses the higher of (i) the market price of our common stock at the close of trading on the date of acquisition or vesting or (ii) the market price of our common stock at the close of trading on the first trading day of the Company's fiscal year (the "Valuation Date"). Vested stock options held by our executives are counted toward their stock ownership requirement and are valued at the "in-the-money" value of the option on the Valuation Date.

        Once an executive achieves the applicable target level of stock ownership, he or she will remain in compliance with the stock ownership guidelines, regardless of fluctuations in stock price, if the executive does not sell stock or initiate a cashless exercise of a stock option. Sales of stock and cashless exercises of options are deducted from the stock ownership valuation. As of January 2013, each of our NEOs had either met his or her stock ownership target or was on track to meet his or her stock ownership target within the required time frame.

  Compensation Recovery Policy

        In January 2013, we adopted a compensation recovery policy ("Clawback"), which permits the Board of Directors to recover cash incentive payments from senior executives whose fraud or willful misconduct caused or contributed to a material restatement of financial results.

Health and Welfare Benefits and Perquisites

        Our NEOs either participate in or are eligible to participate in our employee benefit plans and programs on the same terms as our other employees, including our medical and dental insurance, term life insurance, short-term disability insurance, long-term disability insurance and paid time-off plans.

        While we do not view perquisites or other personal benefits as a significant component of our executive compensation program, from time to time, the Committee has provided certain of our NEOs with personal benefits in amounts that it believes to be reasonable. We believe that these benefits have been useful in attracting, motivating, and retaining the executive talent for which we compete. We also believe that these benefits assist our executives in performing their duties and provide certain time efficiencies for our executives in appropriate circumstances.

        In 2012, automobile allowances were provided to each NEO. The value of the perquisites and other benefits provided to our NEOs is reported in the 2012 Summary Compensation Table on page 33 of this Form 10-K/A and, consistent with the Committee's objectives, does not represent a significant portion of their compensation.

Employment and Change in Control Agreements

        The Company provides each of our NEOs with the opportunity to receive payments and benefits under individual change in control agreements (the "CIC Agreements"), which are triggered if the NEO's employment is terminated by the Company without "cause" or by the NEO for "good reason" within a specified period of time following a change in control of the Company. Eligibility to receive payments and benefits under the CIC Agreements is contingent upon an NEO's execution of a release of claims against the Company.

        These arrangements are intended to ensure that in the event of a proposed change in control of the Company, our executives remain focused upon the pending transaction. The Board believes that providing our executives with transitional compensation protection if their employment ends as a result of a change in control encourages them to act in the best interests of the Company and its stockholders by eliminating personal concerns and uncertainties the executive might otherwise have concerning his or her future employment. The Board further believes these agreements offer a fair reward for hard work and value creation, assist in retaining our executives during a time of transition and provide incentives for them to remain with the Company during periods of uncertainty.

        In addition, upon a change in control of the Company, the vesting of all outstanding and unvested equity awards held by our NEOs accelerate whether or not their employment is subsequently terminated, except for PSU awards, which under the terms of the award agreements do not provide for acceleration upon a change in control.. The Board believes it is appropriate to fully vest most equity awards in the event of a change in control transaction to allow our executives to benefit from any gain in the stock price resulting from the transaction.

        The estimated payments and benefits that would be received by our NEOs under the CIC agreements in the event of a change in control of the Company are presented in the Severance Benefits table on page 39 of this Form 10-K/A.

        The CIC Agreements provide that if the payments and benefits exceed a specified amount, our NEOs will be reimbursed for the full amount of any excise taxes imposed on these payments and benefits and any other payments under Section 4999 of the Code. This excise tax reimbursement is intended to make the NEO whole for any adverse tax consequences that may result under Section 4999 of the Code with respect to the CIC payments and benefits and to preserve the level of post-employment compensation protection that the Board has determined to be appropriate for our executives. Although the Board believes it is fair to provide the excise tax reimbursement to the current

NEOs, it has adopted a policy providing that future CIC agreements with executives will not include excise tax reimbursement provisions.

        Other than the CIC Agreements, the Company is not a party to any formal severance payment or benefit arrangement or employment agreement with any of our NEOs except our CEO. Our CEO's employment agreement, which was the result of arms-length negotiation to incent him to become our CEO, prevents us from terminating his CIC Agreement during the term of his employment agreement. His rights upon termination of employment are discussed in further detail below in the section entitled "Employment, Severance and Change in Control Agreements and Arrangements for Fiscal Year 2012" on page 37 of this Form 10-K/A.

Tax and Accounting Considerations

        Section 162(m) of the Code limits the deductibility of compensation in excess of $1 million paid to our CEO and our three most highly-compensated executives (other than the CFO) during any taxable year, unless such compensation is considered "performance-based compensation" that meets certain requirements. Generally, the Committee's intent is to design and administer our executive compensation program in a manner that will preserve the deductibility of compensation paid to the NEOs. The Committee reserves the right, however, to design programs that recognize a full range of performance criteria important to the Company's success even if certain aspects of the compensation paid under such programs may not be fully deductible. For example, time-based RSU awards are not considered performance-based compensation under Section 162(m), and may not be fully deductible when paid.

        We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, or ASC 718, for our stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date "fair value" of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executives may never realize any value from their awards.

        The Committee has considered and will continue to consider tax and other consequences in structuring its compensation arrangements for our executives and will continue to ensure that the arrangements are reasonable and consistent with the goals of the Company and its stockholders.

2012 Stockholder Advisory Vote

        At the 2012 annual meeting of stockholders, we held an advisory (non-binding) vote on the compensation of our NEOs, commonly referred to as a "say on pay" vote. The majority (96.27%) of the votes cast on the proposal were voted in support of the compensation of our NEOs. The Committee evaluated the results of this vote and determined that its compensation strategy was supported by the Company's stockholders and that no direct actions were appropriate or necessary at that time with respect to the compensation policies and practices of the Committee. As described in the Compensation Discussion and Analysis section, the Committee made a number of changes to our executive compensation program since the last stockholder advisory vote, including the adoption of a compensation recovery policy, and values the input of its stockholders and will continue to consider feedback on an ongoing basis.

        In determining the frequency of future advisory votes on the compensation of our NEOs, the Board has taken into consideration the preference of our stockholders for an annual vote and determined that we will hold our future advisory votes on an annual basis. Accordingly, the next advisory vote on the compensation of our NEOs will take place at our 2013 annual meeting of stockholders.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of the Compensation Committee members who served during 2012 have ever served as an officer or employee of the Company. None of the Compensation Committee members and none of the Company's executive officers currently have a relationship that would constitute an interlocking relationship with executive officers or directors of another entity and no interlocking relationship existed in 2012.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

    THE COMPENSATION COMMITTEE

    Kambiz Hooshmand, Chairman
    Jon Gacek
    Jay Walters

2012 SUMMARY COMPENSATION TABLE

        The following table presents information regarding the compensation of the individuals who during 2012 served as the Company's (i) principal executive officer, (ii) principal financial officer; and (iii) the next three most highly compensated executive officers (other than the principal executive officer and principal financial officer) who earned at least $100,000 during the year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Richard J. Thompson	2012	717,308	—	2,452,475	1,424,957	693,680	29,146	5,317,566
President and Chief	2011	682,115	—	2,702,080	1,956,030	—	28,865	5,369,090
Executive Officer	2010	544,231	—	4,384,000	1,527,000	1,650,000	76,520	8,181,751
Gary R. Larsen	2012	375,000	—	682,747	366,156	190,067	23,437	1,637,407
Sr. Vice President, Finance,	2011	369,039	—	339,560	317,350	—	139,269	1,165,218
and Chief Financial Officer	2010	112,500	—	1,062,000	709,000	224,008	39,046	2,146,554
Alex Levran	2012	476,923	—	1,199,571	567,542	415,200	23,686	2,682,922
President, Renewable	2011	422,019	—	1,388,200	1,009,750	—	23,405	2,843,374
Energy Solutions	2010	362,692	—	3,094,500	763,500	900,000	22,014	5,142,706
Steve Hogge	2012	353,308	—	645,154	405,823	42,412	23,686	1,470,383
President, Power Solutions	2011	343,808	—	385,980	346,200	273,147	23,405	1,372,540
	2010	144,308	100,000	904,000	603,000	284,058	5,635	2,041,001
Tina McKnight	2012	336,923	—	577,438	308,181	195,187	23,686	1,441,415
Sr. Vice President, Legal	2011	322,846	—	251,640	230,800	—	23,864	829,150
Secretary and General Counsel	2010	267,692	—	746,450	190,875	405,000	22,930	1,632,947

(1)
The amounts reported in the Stock Awards column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718—Share-Based Compensation for the RSU awards that were granted in each covered year.

(2)
The amounts reported in the Option Awards column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718—Share-Based Compensation for the stock options granted in each covered year.

(3)
The amounts reported in the Non-Equity Incentive Plan Compensation column reflect payouts earned in the covered year under the MIP (discussed in "Annual Incentive Compensation" on page 20 of this Form 10-K/A, although payouts may not have been made until the first quarter of the following year.

(4)
The amounts reported in the All Other Compensation column for each of the NEOs for 2012 include the following: Mr. Thompson—$13,260 (auto allowance), $10,000 (Company match to 401K plan), $5,886 premiums paid for the executive medical plan and life insurance); Mr. Larsen—$7,800 (auto allowance), $9,751 (Company match to 401K plan), $5,886 (premiums paid for the executive medical plan and life insurance); Dr. Levran—$7,800 (auto allowance), $10,000 (Company match to 401K plan), $5,886 (premiums paid for the executive medical and life insurance); Mr. Hogge—$7,800 (auto allowance), $10,000 (Company match to 401K plan) and $5,886 (premiums paid for the executive medical plan and life insurance; and Ms.McKnight $7,800 (auto allowance), $10,000 (Company match to 401K plan), $5,886(premiums paid for the executive medical plan and life insurance).

 2012 GRANTS OF PLAN BASED AWARDS TABLE

        The following table provides information regarding the potential awards under the Company's 2012 MIP and under the 2004 Plan. There were no equity-based incentive awards granted to our NEOs during 2012, other than the RSU awards, the PSU awards and the stock options disclosed below.

								All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)
		Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Potential Payouts Under Equity Incentive Plan Awards(1)						Exercise or Base Price Of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(g)	(h)	(i)
Richard J. Thompson		$275,500	$725,000	$1,450,000
	4/30/12									467,000	$4.27	$1,424,957
	4/30/12				—	232,000	348,000					$1,009,200
	4/30/12							110,000	(2)			$469,700
	4/30/12							72,500	(3)			$309,575
	10/23/12				—	200,000	300,000					$664,000
Gary R. Larsen		$87,780	$231,000	$462,000
	4/30/12									120,000	$4.27	$366,156
	4/30/12				—	61,000	91,500					$265,350
	4/30/12							28,000	(2)			$119,560
	4/30/12							23,100	(3)			$98,637
	10/23/12				—	60,000	90,000					$199,200
Alex Levran		$142,500	$375,000	$750,000
	4/30/12									186,000	$4.27	$567,542
	4/30/12				—	94,000	141,000					$408,900
	4/30/12							44,000	(2)			$187,880
	4/30/12							37,500	(3)			$160,125
	10/23/12				—	133,333	200,000					$442,666
Steve Hogge		$81,396	$214,200	$428,400
	4/30/12									133,000	$4.27	$405,823
	4/30/12				—	67,000	100,500					$291,450
	4/30/12							31,000	(2)			$132,370
	10/23/12				—	66,667	100,000					$221,334
Tina McKnight		$77,520	$204,000	$408,000
	4/30/12									101,000	$4.27	$308,181
	4/30/12				—	51,000	76,500					$221,850
	4/30/12							24,000	(2)			$102,480
	4/30/12							20,400	(3)			$87,108
	10/23/12				—	50,000	75,000					$166,000

(1)
Performance Stock Unit—maximum 150% of Target.

(2)
Restricted Stock Unit—vests 33% per year over three years.

(3)
Restricted Stock Unit—vests 25% per year over four years.

  Narrative for Summary Compensation Table and Grants of Plan-Based Awards Table

        The amounts set forth above in the "Estimated Payouts Under Non-Equity Incentive Plan Awards" column of the 2012 Grants of Plan-Based Awards Table reflect amounts that each NEO was eligible to earn under the 2012 MIP discussed above in the "Annual Incentive Compensation" section of the "Compensation Discussion and Analysis" under each of the bonus tiers established under the plan.

        Each of the equity-based awards reported in the 2012 Grants of Plan-Based Awards Table was granted under, and is subject to the terms of, the 2004 Plan. The 2004 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of an NEO upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

        The following table presents information regarding the outstanding equity awards held by each of our NEOs as of December 30, 2012:

					Stock Awards
	Option Awards
					Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Richard J. Thompson	500,000	—	$2.38	2/18/18
	250,000	—	$2.38	2/18/18
	150,000	150,000	$7.54	6/1/20
	113,000	226,000	$8.08	5/3/21
	—	467,000	$4.27	4/30/22
					228,000	$955,320
					232,000	$972,080
					200,000	$838,000
					33,400	$139,946
					50,000	$209,500
					100,200	$419,838
					62,666	$262,571
					110,000	$460,900
					72,500	$303,775
Gary R. Larsen	50,000	50,000	$10.62	8/16/20
	18,334	36,666	$8.08	5/3/21
	—	120,000	$4.27	4/30/22
					28,000	$117,320
					61,000	$255,590
					60,000	$251,400
					50,000	$209,500
					8,333	$34,915
					28,000	$117,320
					23,100	$96,789
Alex Levran	150,000	—	$2.09	8/4/18
	75,000	75,000	$7.54	6/1/20
	58,334	116,666	$8.08	5/3/21
		186,000	$4.27	4/30/22
					125,000	$523,750
					94,000	$393,860
					133,333	$558,665
					25,000	$104,750
					83,500	$349,865
					26,666	$111,731
					44,000	$184,360
					37,500	$157,125
Steve Hogge	50,000	50,000	$9.04	7/15/20
	20,000	40,000	$8.08	5/3/21
		133,000	$4.27	4/30/22
					32,500	$136,175
					67,000	$280,730
					66,667	$279,335
					50,000	$209,500
					9,000	$37,710
					31,000	$129,890
Tina McKnight	18,750	18,750	$7.54	6/1/20
	13,334	26,666	$8.08	5/3/21
	—	101,000	$4.27	4/30/22

					Stock Awards
	Option Awards
					Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)	(g)
					21,000	$87,990
					51,000	$213,690
					50,000	$209,500
					6,250	$26,188
					20,040	$83,968
					6,000	$25,140
					24,000	$100,560
					20,400	$85,476

(1)
The dollar amounts shown in column (g) are determined by multiplying the number of shares or units reported in Column (f) by $4.19 (the closing market price of our common stock on December 28, 2012, which was the last trading day of 2012.)

2012 OPTION EXERCISES AND STOCK VESTED TABLE

        The following table presents information regarding the vesting of stock awards during fiscal 2012 with respect to stock awards previously granted to the NEOs. None of the NEOs exercised options during 2012.

	Stock Awards
Name	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting ($)
(a)	(b)	(c)(1)
Richard J. Thompson	112,500	$578,250
	66,800	$281,228
	99,900	$410,589
	25,000	$101,500
	66,800	$274,548
	33,300	$183,483
	31,334	$138,810
Gary R. Larsen	25,000	$149,000
	4,167	$18,460
Alex Levran	41,750	$171,593
	25,050	$105,461
	83,250	$342,158
	12,500	$50,750
	13,334	$59,070
Steve Hogge	25,000	$110,250
	4,500	$19,935
Tina McKnight	26,721	$109,823
	19,980	$82,118
	12,500	$51,875
	3,125	$12,688
	3,000	$13,290

(1)
The dollar amounts shown in column (c) above for stock awards are determined by multiplying the number of shares or units vested by the per-share closing market price of our common stock on the vesting date.

NON-QUALIFIED DEFERRED COMPENSATION

        The Company does not have a plan that permits the deferral of compensation.

PENSION BENEFITS

        The Company does not have a plan that provides for retirement payments and benefits other than a tax-qualified defined contribution plan.

EMPLOYMENT, SEVERANCE AND CHANGE IN CONTROL AGREEMENTS
AND ARRANGEMENTS FOR FISCAL YEAR 2012

        As described in our "Executive Compensation Discussion and Analysis" above, the Company is a party to CIC Agreements with ourNEOs. The CIC Agreements are administered by the Compensation Committee. Each CIC Agreement provides for automatic renewal on an annual basis, unless the Compensation Committee provides written notice of termination of the agreement to an NEO at least three months prior to the renewal date. The terms of Mr. Thompson's Employment Agreement require that his CIC Agreement remain effective during the term of his Employment Agreement.

        The CIC Agreements provide that upon a change in control of the Company, the NEOs' equity-based awards, to the extent then outstanding and unvested, will become fully vested upon the closing of the transaction that constitutes a change in control. The CIC Agreements provide that the NEO will be entitled to cash severance benefits only if (a) the NEO's employment is terminated by the Company without cause or by the NEO for good reason, as defined in the CIC Agreements, and (b) the termination occurs within the period beginning six months before and ending 24 months after a change in control of the Company.

        For purposes of the CIC Agreements, the term "change in control" means the occurrence of any of the following:

  (i)
  the acquisition by any person or group of beneficial ownership of twenty percent (20%) or more of either (1) the then-outstanding shares of Common Stock of the Company or (2) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (other than (A) any acquisition directly from the Company, (B) any acquisition by the Company, or (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any affiliate);

  (ii)
  in any two-year period a majority of the members of the Board of Directors is replaced by individuals other than individuals elected to the Board of Directors, or was nominated for election by the Company's stockholders, by a vote of at least two-thirds (2/3) of the directors then in office; or

  (iii)
  consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any of its subsidiaries, in each case unless, following such transaction, (1) all or substantially all of the individuals and entities that were the beneficial owners of the outstanding Common Stock of the Company and the outstanding Company voting securities immediately prior to such transaction beneficially own, directly or indirectly, more than sixty percent (60%) of the then-outstanding shares of Common Stock and the combined voting power of the then-outstanding voting securities of the entity resulting from such transaction in substantially the same proportions as their ownership immediately prior to such transaction, (2) no person (excluding any entity resulting from such transaction or a parent of the Company or any successor of the Company or any employee benefit plan (or related trust) thereof beneficially owns, directly or indirectly, twenty percent (20%) or more of, respectively, the then-outstanding shares of Common Stock of the entity resulting from such transaction or the combined voting power of the then-outstanding voting securities of such entity, except to the extent that the ownership in excess of twenty percent (20%) existed prior to the transaction, and (3) a change in control is not triggered pursuant to clause (ii) above with respect to the Company or any parent of the Company (or the successor entity).

        For purposes of the CIC Agreements, the term "cause" means the occurrence of either or both of the following: (i) the executive's conviction for committing an act of fraud, embezzlement, theft, or other act constituting a felony (other than traffic related offenses or as a result of vicarious liability); or (ii) the willful engaging by the executive in misconduct that is significantly injurious to the Company. However, no act or failure to act on the executive's part shall be deemed to be "willful" if the executive reasonably believed in good faith that such acts or omissions were in the best interests of the Company.

        For purposes of the CIC Agreements, the term "good reason" means, without the executive's express written consent, the occurrence of any one or more of the following: (i) a material reduction in the nature or status of the executive's authorities, duties, responsibilities and/or reporting relationship, other than an insubstantial and inadvertent act that is remedied by the Company promptly after receipt of notice thereof given by the executive; (ii) a reduction in the executive's base salary; (iii) a significant reduction of the executive's aggregate incentive opportunities under the Company's short and/or long-term incentive programs without replacement thereof; (iv) a significant reduction in the executive's relative level of coverage and accruals under the Company's employee benefit and/or retirement plans, policies, practices, or arrangements in which the executive participates (unless following such reduction the executive's level of coverage under all such programs is at least as great as is provided to executives who have the same or lesser levels of reporting responsibilities within the Company's organization); (v) the failure of the Company to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform the CIC Agreement; or (vi) the executive is informed by the Company that his or her principal place of employment for the Company will be relocated to a location that is greater than thirty-five (35) miles.

        If an NEO is entitled to severance under his or her CIC Agreement, the severance benefits include:

  (1)
  a lump-sum cash severance payment of an amount equal to the sum of the executive's highest annualized rate of base salary in effect at any time during the period beginning six months before the change in control and ending on the date of termination and the average of the executive's annual bonuses for the three full fiscal years immediately preceding the termination date. (Mr. Thompson is entitled to an amount equal to two times the above);

  (2)
  payment or reimbursement of the executive's COBRA premiums for one year (Mr. Thompson is entitled to two years);

  (3)
  lump-sum cash payment equal to the amount of the executive's unvested benefits under any Company qualified or nonqualified retirement plan (including its 401(k) plan) and any Company nonqualified deferred compensation plan; and

  (4)
  reimbursement for executive outplacement services obtained by the executive during the twelve month period following termination, to a maximum of $15,000.

        The CIC Agreements provide that payment of the severance benefits described above is contingent on the execution of a general release of claims in favor of the Company. In addition, the CIC

Agreements include provisions under which, in consideration for the payments and benefits under the CIC Agreement, the executive agrees to:

  (1)
  maintain and preserve the confidentiality of all Company confidential and proprietary information known to the executive as of the executive's termination of employment;

  (2)
  for a period of one year after termination of employment, not contact, solicit, or hire an employee of the Company (either directly or indirectly via a third party); and

  (3)
  for a period of one year after termination of employment, not make any public or private statement that is critical of or disparaging to the Company or its officers, directors or employees.

        The following table presents the estimated payouts that would be made upon a change in control coupled with an NEO's termination of employment (other than for cause or retirement), assuming the change in control occurred as of December 30, 2012. The calculations are intended to provide reasonable estimates, based on the noted assumptions, of the potential benefits payable. The actual amount of severance benefits, including excise tax gross-ups (if any), will depend upon the NEO's compensation, the terms of any change in control transaction and the subsequent impact of the transaction on the NEO's employment.

	Severance Benefits
Name and Principal Position	Cash Severance Payment/Base Salary(1) ($)	Bonus(2) ($)	Payment of COBRA Premiums(3) ($)	Other(4)	Fair Market Value of Accelerated Equity Compensation(5) ($)		Excise Tax Gross-Up(6) ($)	Total ($)
Richard J. Thompson	$1,450,000	$1,562,454	$40,956	$15,000	$2,876,851	(i)	—	$5,945,261
Gary R. Larsen	$385,000	$138,025	$26,947	$15,000	$539,810	(ii)	—	$1,104,782
Alex Levran	$500,000	$438,400	$20,478	$15,000	$1,453,753	(iii)	—	$2,427,631
Steven Hogge	$357,000	$199,872	$20,478	$15,000	$578,482	(iv)	—	$1,170,832
Tina McKnight	$340,000	$200,062	$27,151	$15,000	$462,220	(v)	—	$1,044,433

(1)
Represents the NEO's annual base salary except in the case of Mr. Thompson, where the amount represents twice his annual base salary.

(2)
Represents the average of the performance bonuses earned by the applicable NEO over the last three years, except in the case of Mr. Thompson, where the amount represents twice the average of the performance bonuses earned by Mr. Thompson over the last three years.

(3)
Estimated cost to Company of premiums payable over applicable time period for the NEO.

(4)
Maximum amount payable or to be reimbursed to the NEO for outplacement services.

(5)
Based on closing market price of $4.19 per share on December 28, 2012, the last trading day of 2012, which ended on December 30, 2012. Under the terms of their CIC Agreements, each NEO would be entitled to full acceleration of his or her equity awards, except the PSUs, upon a change in control of the Company. Pursuant to the terms of the PSU Agreement with each NEO, a pro-rata number of PSUs awarded on May 3, 2011 and April 30, 2012, determined based on the number of whole months of the performance period completed as of the date of the change in control transaction, would have vested 150% based on the Company's performance against the SUNIDX, while 100% of the PSUs awarded on October 23, 2012 would have remained unvested.

(i)
Includes 33,400 unvested RSUs awarded on February 9, 2010; 50,000 unvested RSUs awarded on June 1, 2010; 100,200 unvested RSUs awarded on October 26, 2010; 62,666 unvested RSUs awarded on May 3, 2011; 182,500 RSUs awarded on April 30, 2012; 180,500 PSUs awarded May 3, 2011 and 77,333 PSUs awarded April 30, 2012. Does not include161,500 PSUs awarded May 03, 2011 and 270,667 PSUs awarded April 30, 2012 and 200,000 PSUs awarded October 23, 2012, or awards that were not in-the-money including 300,000 stock options (150,000 unvested) awarded on June 1, 2010 at a strike price of $7.54 per share; 339,000 stock options (226,000 unvested) awarded on May 3, 2011 at a strike price of $8.08 per share and 467,000 unvested stock options awarded on April 30, 2012 at a strike price of $4.27 per share.

  (ii)
  Includes 50,000 unvested RSUs awarded on August 16, 2010; 8,333 unvested RSUs awarded on May 3, 2011; 51,100 unvested RSUs awarded on April 30, 2012; 22,167 PSUs awarded May 3, 2011 and 20,333 PSUs awarded April 30, 2012. Does not include19,833 PSUs awarded May 03, 2011 and 71,167 PSUs awarded April 30, 2012 and 60,000 PSUs awarded October 23, 2012, or awards that were not in-the-money, including 100,000 stock options (50,000 unvested) awarded on August 16, 2010 at a strike price of $10.62 per share; 55,000 stock options (36,666 unvested) awarded on May 3, 2011 at a strike price of $8.08 per share and 120,000 unvested stock options awarded on April 30, 2012 at a strike price of $4.27 per share.

  (iii)
  Includes 25,000 unvested RSUs awarded on June 1, 2010; 83,500 unvested RSUs awarded on October 26, 2010; 26,666 unvested RSUs awarded on May 3, 2011; 81,500 unvested RSUs awarded on April 30, 2012; 98,958 PSUs awarded May 3, 2011 and 31,333 PSUs awarded April 30, 2012. Does not include 88,542 PSUs awarded May 03, 2011 and 109,667 PSUs awarded April 30, 2012 and 133,333 PSUs awarded October 23, 2012, or awards that were not in-the-money, including 150,000 stock options (75,000 unvested) awarded on June 1, 2010 at a strike price of $7.54 per share; 175,000 stock options (116,666 unvested) awarded on May 3, 2012 at a strike price of $8.08 per share and 186,000 unvested stock options awarded on April 30, 2012 at a strike price of 4.27 per share.

  (iv)
  Includes 50,000 unvested RSUs awarded on July 15, 2010, 9,000 unvested RSUs awarded May 3, 2011; 31,000 unvested RSUs awarded April 30, 2012; 25,729 PSUs awarded May 3, 2011 and 22,333 PSUs awarded April 30, 2012. Does not include 23,021 PSUs awarded May 03, 2011 and 78,167 PSUs awarded April 30, 2012 and 66,667 PSUs awarded October 23, 2012, or awards that were not in-the-money, including 100,000 stock options (50,000 unvested) awarded on July 15, 2010 at a strike price of $9.04 per share; 60,000 stock options (40,000 unvested) awarded on May 3, 2011 at a strike price of $8.08 per share and 133,000 unvested stock options awarded on April 30, 2012 at a strike price of $4.27 per share.

  (v)
  Includes 6,250 unvested RSUs awarded on June 1, 2010; 20,040 unvested RSUs awarded October 26, 2010; 6,000 unvested RSUs awarded May 3, 2011; 44,400 unvested RSUs awarded on April 30, 2012; 16,625 PSUs awarded May 3, 2011 and 17,000 PSUs awarded April 30, 2012. Does not include 14,875 PSUs awarded May 03, 2011 and 59,500 PSUs awarded April 30, 2012 and 50,000 PSUs awarded October 23, 2012, or awards that were not in-the-money including 37,500 stock options (18,750 unvested) awarded on June 1, 2010 at $7.54 per share; 40,000 stock options (26,666 unvested) awarded on May 3, 2011 at $8.08 per share and 101,000 unvested stock options awarded on April 30, 2012 at $4.27 per share.

(6)
As noted above in the discussion "Employment, Severance and Change in Control Agreements and Arrangements for Fiscal Year 2012," severance benefits payable to all of the NEOs may be eligible for "gross up" payments related to excise taxes assessed against and arising in relation to "excess parachute payments" under Section 280G of the Code.

        In addition to the CIC benefits described above, Mr. Thompson's employment agreement entitles him to the following:

        Termination Due to Death or Disability:    If Mr. Thompson's employment terminates by reason of his death or disability, Mr. Thompson (or his representative, as appropriate) will be entitled to (1) a lump sum payment equal to one times his base salary plus his target incentive bonus for the year of termination, (2) accelerated vesting of a pro-rata portion of his RSUs, stock options, stock appreciation rights and any other outstanding equity awards, and (3) continued health and welfare benefits for up to twelve months, reduced by any payment actually received from a Company sponsored long-term disability or life insurance plan.

        Termination Without Cause or as a result of Substantial Breach:    If Mr. Thompson's employment is terminated by the Company without cause or by Mr. Thompson due to a substantial breach, he will be entitled to (1) a lump sum payment equal to (A) the greater of one times his base salary or the base salary he would have earned through the expiration of the term of the Employment Agreement plus (B) his target incentive bonus for the year of the termination multiplied by the greater of one or the number of years left during the term of the Employment Agreement, (2) accelerated vesting of his equity incentive awards, (3) up to $45,000 for outplacement services incurred during the two years following termination, and (4) continued health and welfare benefits for up to 24 months.

        For purposes of the Employment Agreement, the term "cause" means the occurrence of any of the following: (i) the Executive is convicted of a felony under federal or state law; (ii) without the prior express written consent of the Board of Directors (other than the Executive), the Executive fails to perform, in any material respect, any of his material duties or obligations under the agreement (other than as a result of being disabled); or (iii) without the prior express written consent of the Board of Directors, the Executive takes actions or omits to take actions in connection with his duties and/or responsibilities under the agreement that constitute willful misconduct or gross negligence and such actions or omissions adversely and materially affect the business, reputation, financial or other condition of the Company.

        For purposes of the Employment Agreement, the term substantial breach means the Company's material breach of the agreement, including but not limited to (i) the failure of the Company to employ the Executive in his current or a substantially similar position, without regard to title, such that his duties and responsibilities are materially diminished without his consent; (ii) a material reduction in the Executive's base salary rate without his consent; or (iii) a relocation of the Executive's primary place of employment more than thirty-five (35) miles without his consent.

        Nonrenewal:    In the event the Company fails to offer to renew the Employment Agreement on terms no less favorable than those currently in effect, Mr. Thompson will be entitled to (1) a lump sum payment equal to one times his base salary plus his target bonus for the year in which the termination occurs, and (2) accelerated vesting of his equity incentive awards.

        The following table presents the estimated payouts that would be made upon a termination of employment of Mr. Thompson's employment in the absence of a change in control (other than for cause or retirement), assuming the termination of employment occurred on December 30, 2012. The calculations are intended to provide reasonable estimates, based on the noted assumptions, of the potential benefits payable. The actual amount of severance benefits, will depend upon Mr. Thompson's pay and other elements at the time of termination.

	Severance Benefits
Reason for Termination	Cash Severance Payment/Base Salary	Annual Incentive Based Compensation	Payment of COBRA Premiums(2)	Outplacement Services	Fair Market Value of Accelerated Equity Compensation(3)	Total
Death/Disability(1)	$725,000	$725,000	$40,956	—	$519,806	$2,010,762
Termination without cause or for substantial breach	$725,000	$725,000	$40,956	$45,000	$1,796,530	$3,332,486
Nonrenewal	$725,000	$725,000	—	—	$1,796,530	$3,246,530

(1)
Death/Disability payouts are reduced by any amount paid by Company sponsored long-term disability or life insurance plans.

(2)
Estimated cost to Company of premiums payable over applicable time period for the NEO.

(3)
Includes 33,400 unvested RSUs awarded on February 9, 2010; 50,000 unvested RSUs awarded on June 1, 2010; 100,200 unvested RSUs awarded on October 26, 2010; 62,666 unvested RSUs awarded on May 3, 2011 and 182,500 unvested RSUs awarded on April 30, 2012. Based on closing price of $4.19 on December 28, 2012, the last trading day of our fiscal year 2012, which ended on December 30, 2012. Does not include PSUs, which accelerate only in the event of an employment termination following a change in control, or awards that were not in-the-money including 300,000 stock options (150,000 unvested) awarded on June 1, 2010 at a strike price of $7.54; 339,000 stock options (226,000 unvested) awarded on May 3, 2011 at a strike price of $8.08 and 467,000 unvested stock options awarded on April 30, 2012 at a strike price of $4.27.

Director Compensation

        For information about the compensation of our directors, refer to Item 10 of this Form 10-K/A.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The Company currently maintains two equity compensation plans: the Power-One, Inc. Amended and Restated 1996 Stock Incentive Plan (the "1996 Plan") and the Power-One, Inc. Amended and Restated 2004 Stock Incentive Plan (the "2004 Plan"). Both plans were approved by the Company's stockholders.

        The following table sets forth the number of shares of Common Stock subject to outstanding options and other rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 30, 2012 in each of the equity compensation plans.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	10,523,372	(1)	$5.39	(2)	4,955,171	(3)

(1)
Of these shares, 5,169,085 shares were subject to stock options then outstanding under the 2004 Plan, 4,710,193 shares were subject to outstanding stock unit awards granted under the 2004 Plan, which includes 794,417 shares reserved to fulfill the 150% maximum for the PSU awards, and 644,094 were subject to outstanding stock options under the 1996 Plan. No further awards may be granted under the 1996 Plan.

(2)
This number does not reflect the 4,710,493 shares that were subject to outstanding stock unit awards granted under the 2004 Plan.

(3)
All shares available for future issuance are under the 2004 Plan. Subject to certain express limits of the 2004 Plan, shares available for award purposes under the 2004 Plan generally may be used for any type of award authorized under that plan including RSUs, stock options, performance stock units, stock appreciation rights, and other forms of awards granted or denominated in shares of our Common Stock or units relating to our Common Stock. Currently 2,029,727 shares are available for full value awards under the 2004 Plan.

 BENEFICIAL OWNERSHIP OF POWER-ONE, INC. COMMON STOCK
BY DIRECTORS, OFFICERS AND CERTAIN OTHER OWNERS

        The following table reports the amount of Common Stock beneficially owned by (a) each person or group believed to own more than 5% of the Common Stock outstanding as of April 16, 2013; (b) each director, (c) each NEO and (d) all directors and executive officers as a group. The percentage amounts set forth in the table below are based on 122,104,943 shares of Common Stock outstanding as of April 16, 2013 plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of April 16, 2013.

Name of Beneficial Owner	Number of Shares(1)	Percent of Total
Silver Lake Sumeru Fund, L.P.
Silver Lake Technology Investors Sumeru, L.P.(2) 2775 Sand Hill Road, Suite 100 Menlo Park, CA 94025	53,144,444	33.70%
Waddell & Reed Financial, Inc.(3) Waddell & Reed Financial Services, Inc. Waddell & Reed, Inc. Waddell & Reed Investment Management Company Ivy Investment Management Company 6300 Lamar Avenue Overland Park, KS 66202	8,203,400	6.72%
Richard J. Thompson(4)	2,478,938	2.02%
Jay Walters(5)	140,275	*
Mark Melliar-Smith(6)	115,308	*
Kambiz Hooshmand(7)	77,641	*
Jon Gacek(8)	64,854	*
Richard M. Swanson(9)	45,533	*
Hartmut Liebel	0	*
Kyle Ryland	0	*
Ajay Shah	0	*
Alex Levran(10)	728,993	*
Steven Hogge(11)	247,794	*
Tina D. McKnight(12)	220,507	*
Gary R. Larsen(13)	196,690	*
All current executive officers and directors as a group (15 persons)(14)	4,587,165	3.73%

*
Less than 1%

(1)
For purposes of this table, a person is deemed to have "beneficial ownership" of any security as of a given date when such person has the right to acquire such security within 60 days after such date. Except as indicated in these footnotes to this table and pursuant to applicable community property laws, to the knowledge of the Company, the persons named in this table have sole voting and investment power with respect to all shares beneficially owned by them. The number of shares and percentage ownership amounts do not reflect amounts listed in the table representing Common Stock equivalents. The Company makes no representation as to the accuracy or completeness of amounts in this table that are identified in these footnotes as being provided according to public filings by or on behalf of the beneficial stockholders in question. For purposes of this table, the addresses of the executive officers and the directors shall be c/o Power-One, Inc., 740 Calle Plano, Camarillo, California 93012.

(2)
As described in greater detail in Amendment No. 3 to the Schedule 13D filed with the SEC on April 22, 2013, (i) Silver Lake Sumeru Fund, L.P. (or, for ease of reference, the "Sumeru Fund") has voting power with respect to 30,335,231 shares of Common Stock and dispositive power with respect to 52,710,422 shares of Common Stock and (ii) Silver Lake Technology Investors Sumeru, L.P. (or the "Side Fund") has voting and dispositive power with respect to 434,022 shares of Common Stock. Silver Lake Technology Associates Sumeru, L.P. (or the "Lower GP") is the general partner of each of the Sumeru Fund and the Side Fund. SLTA Sumeru (GP), L.L.C. (or the "Upper GP") is the general partner of the Lower GP. As a result of their relationship with the Sumeru Fund and the Side Fund, the Lower GP and the Upper GP may be deemed to share voting or dispositive power with respect to the 53,144,444 shares of Common Stock held directly by the Sumeru Fund and the Side Fund. The Lower GP and the Upper GP, however, disclaim beneficial ownership of the 53,144,444 shares of Common Stock, except to the extent of their pecuniary interests in such shares. Pursuant to the Company's Certificate of Designation for the Series C Convertible Preferred Stock. Silver Lake and its affiliates may not convert its Preferred Stock into Common Stock to the extent that following such a conversion they would exceed 19.9% of the voting power of Power-One or own more than 19.9% of the total shares of Common Stock then outstanding, except Silver Lake and its affiliates may convert in connection with and subject to the completion of (x) a public sale of the Common Stock issued upon conversion, if following consummation of such public sale, Silver lake and its affiliates would not own more than 19.9% of the shares of Common Stock then outstanding or (y) a third party tender offer for the Common Stock issuable thereupon. The voting interests of Silver Lake and its affiliates will be capped at 19.9% on all matters they vote on with the holders of the Common Stock.

(3)
Based on Amendment No. 5 to Schedule 13G filed on February 7, 2013, (i) Ivy Investment Management Company claims sole voting and dispositive power with respect to 1,191,800 shares of Common Stock, (ii) Waddell & Reed Investment Management Company claims sole voting and dispositive power with respect to 7,011,600 shares of Common Stock; (iii) Waddell & Reed, Inc. claims sole voting and dispositive power with respect to 7,011,600 shares of Common Stock; (iv) Waddell & Reed Financial Services, Inc. claims sole voting and dispositive power with respect to 7,011,600 shares of Common Stock; and (v) Waddell & Reed Financial, Inc. claims sole voting and dispositive power with respect to 8,203,400 shares of Common Stock. The five entities that jointly reported on the Schedule 13G have stated they are not acting as a "group" for purposes of Section 13(d) under the 1934 Act and that indirect beneficial ownership is attributed to each of Waddell & Reed Financial, Inc., Waddell & Reed, Inc. and Waddell & Reed Financial Services, Inc. solely because of their control relationship with respect to Waddell & Reed Investment Management Company and Ivy Investment Management Company.

(4)
Includes 1,197,428 shares with respect to which Mr. Thompson claims sole voting and dispositive power and 1,281,510 shares issuable upon exercise of options by Mr. Thompson.

(5)
Includes 95,275 shares with respect to which Mr. Walters has sole voting and dispositive power and 45,000 shares issuable upon exercise of options by Mr. Walters.

(6)
Includes 95,308 shares with respect to which Dr. Melliar-Smith claims sole voting and dispositive power and 20,000 shares issuable upon exercise of options by Dr. Melliar-Smith.

(7)
Includes 47,641 shares with respect to which Mr. Hooshmand claims sole voting and dispositive power and 30,000 shares issuable upon exercise of options by Mr. Hooshmand.

(8)
Includes 54,854 shares with respect to which Mr. Gacek claims sole voting and dispositive power and 10,000 shares issuable upon exercise of options by Mr. Gacek.

(9)
Includes 45,533 shares with respect to which Dr. Swanson claims sole voting and dispositive power.

(10)
Includes 325,389 shares with respect to which Dr. Levran claims sole voting and dispositive power and 403,604 shares issuable upon exercise of options by Dr. Levran.

(11)
Includes 113,505 shares with respect to which Mr. Hogge claims sole voting and dispositive power and 134,289 shares issuable upon exercise of options by Mr. Hogge.

(12)
Includes 141,458 shares with respect to which Ms. McKnight claims sole voting and dispositive power and 79,049 shares issuable upon exercise of options by Ms. McKnight.

(13)
Includes 70,064 shares with respect to which Mr. Larsen claims sole voting and dispositive power and 126,626 shares issuable upon exercise of options by Mr. Larsen.

(14)
Includes 2,382,125 shares with respect to which the executive officers and directors as a group claim sole voting and dispositive power and 2,205,040 shares issuable upon exercise of options by executive officers and directors as a group within 60 days after the record date.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review, Approval or Ratification of Transactions with Related Parties

        The Company has adopted written policies and procedures for the review and approval or ratification of related party transactions. Primary authority and responsibility for administration of this policy and procedure resides with the Audit Committee of the Board of Directors.

        The Corporate Secretary of the Company is responsible for the initial determination of whether a proposed or existing transaction qualifies as a related party transaction under Item 404 of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934. Any "related person" as described in the instructions to Item 404 that proposes to enter into a potential transaction with the Company is required to provide the Corporate Secretary with notice of the proposed transaction and with the following information regarding the proposed transaction:

  •
  the person's interest in the transaction;

  •
  the material terms of the proposed transaction, including the aggregate value or, in the case of indebtedness, the aggregate principal and interest rate;

  •
  the person's interest in the transaction with the registrant, including the related person's positions or relationships with or ownership in a firm, corporation or other entity that is a party to or has an interest in the transaction;

  •
  if applicable, the availability of other sources of comparable products or services;

  •
  an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party; and

  •
  the benefits to the Company of the proposed transaction.

        If the proposed transaction is determined to be a related party transaction, the proposed transaction is presented to disinterested members of the Audit Committee for consideration and approval. The disinterested members of the Audit Committee then evaluate the transaction with attention to and consideration of all relevant facts and circumstances, including benefits to the Company, the potential effect of a given proposed transaction on the independence of the related party, the availability of alternative non-related products or services, the terms of the proposed transaction, and other criteria deemed relevant to the Audit Committee. The Audit Committee may approve a related party transaction if the Audit Committee determines that the given transaction is on terms that are not inconsistent with the best interests of the Company and its stockholders. In the event a given transaction involves multiple members of the Audit Committee, the proposed transaction will be considered by disinterested members of the Board of Directors in place of the Audit Committee.

Related Party Transactions

        In fiscal 2012, the Company paid Joseph L. Thompson Consulting $122,452 for consulting services with respect to opportunities in the government and military markets for our Renewable Energy Solutions business. General Joseph L. Thompson is the brother of Richard J. Thompson, the Company's President and CEO, and has a partnership interest in the consulting company. On February 1, 2010, Dr. Levran discussed the potential relationship with Joseph L. Thompson Consulting with the Audit Committee. Dr. Levran said that General Thompson's military background, experience and contacts would be valuable to the Company in navigating government regulatory requirements, preparing for meetings with the government and participating in bids to defense agencies. The Corporate Secretary confirmed to the Audit Committee that the relationship would be a related party transaction if the amount paid to General Thompson in fees and commissions exceeded $120,000 in any fiscal year. The Audit Committee then approved the contract with General Thompson in accordance with the process described above for the approval of related party transactions.

Director Independence

        In accordance with the governance guidelines established by NASDAQ, a majority of our Board members are independent directors under the NASDAQ Listing Rules. Each year, the Nominating and Corporate Governance Committee reviews the qualifications and independence of each Board member and any proposed nominees for Board membership prior to making recommendations to the Board regarding the slate of proposed director nominees for the following year. In doing so, the Nominating and Corporate Governance Committee takes into account all relevant facts, circumstances and affiliations, direct or indirect, relationships, and related person transactions that might impact a member's independence from the Company and its management. The Nominating and Corporate Governance Committee has determined that the following directors, representing 66.6% of the Board, are independent under the NASDAQ Listing Rules: Jon Gacek, Kambiz Hooshmand, Hartmut Liebel, Mark Melliar-Smith, Richard Swanson and Jay Walters. Richard Thompson is not independent due to his current service as an executive of the Company, and Kyle Ryland and Ajay Shah are not independent due to their affiliation with Silver Lake Sumeru which (together with some of its affiliates) beneficially owns 33.7% of our Common Stock.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee has adopted policies and procedures for the pre-approval of all services provided by the Company's independent registered public accounting firm in accordance with SEC rules and regulations. The policy combines the two approaches established by the SEC for pre-approving audit and non-audit services and generally permits pre-approval annually of certain specific services in the defined categories of audit services, audit- related services, and tax services up to specified annual budget amounts and sets requirements for specific case-by-case pre-approval of discrete projects, such as those which may have a material effect on the Company's operations or services over certain amounts, and any services exceeding pre-approved budgets. For both categories of services, the Audit Committee considers whether the proposed services are consistent with the SEC's rules on auditor independence. Pre-approval may be given as part of the Audit Committee's approval of the scope of the engagement of the Company's independent registered public accounting firm or on an individual basis. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be presented to the full Audit Committee at its next scheduled meeting. The policy prohibits retention of the independent registered public accounting firm to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules or regulations of the SEC. The Committee also considers whether proposed services are compatible with the independence of the public accountants. The Committee has determined that the audit and tax services provided to the Company by the independent registered public accounting firm during fiscal years 2011 and 2012 were consistent with the Company's policies and procedures and are compatible with the independent registered public accounting firm maintaining its independence from management and the Company. All services included in the table of fees paid to Deloitte & Touche were pre-approved by the Audit Committee.

Fees Paid to Deloitte & Touche LLP

        The following table shows the aggregate fees billed to Power-One for fiscal years 2012 and 2011 by Deloitte & Touche LLP, the Company's independent registered public accounting firm. All of the fees were approved by the Audit Committee in accordance with the pre-approval policy above.

SERVICES	2012	2011
	$(in thousands)
1. Audit Fees(1)	2,146	2,160
2. Audit Related Fees(2)	—	—
3. Tax Fees(3)	168	227
4. All Other Fees(4)	—	—

Total	2,314	2,387

(7)
Audit fees consisted of fees in connection with the audits of the Company's annual financial statements (inclusive of internal controls review and attestation), statutory audits, and reviews of the Company's quarterly financial statements and consents related to SEC filings.

(8)
Audit related fees, when incurred, consist primarily of fees for costs of due diligence associated with financial transactions and financial accounting and reporting consultations. The Company did not incur such fees in fiscal year 2012 or 2011.

(9)
Tax fees consisted of (i) tax compliance fees in connection with federal, state and local income tax return assistance, assistance with tax return filings in certain foreign jurisdictions, requests for technical advice from taxing authorities, assistance with tax audits and appeals and preparation of expatriate tax returns, and (ii) tax planning and advice fees in connection with tax advice related to structuring certain proposed financing and tax advice related to intra-group restructuring items.

(10)
All other fees consist of fees for services provided by the independent registered public accounting firm that were not otherwise captured in the audit, audit related, or tax categories, such as consulting fees. The Company did not incur such fees in fiscal year 2012 or 2011.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following documents are filed as part of this report:

(a). EXHIBITS

        The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the accompanying Exhibit Index of this Amendment are filed with, or incorporated by reference in, this report.

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWER-ONE, INC.
By:	/s/ GARY R. LARSEN Gary R. Larsen Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: April 29, 2013