Form 10-Q
period 2013-03-31
POWER ONE INC
filed 2013-05-10
CIK 1042825

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

         As of May 6, 2013, 122,526,681 shares of the Registrant's $0.001 par value common stock were outstanding.

POWER-ONE, INC.
INDEX

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

POWER-ONE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share and per share data, unaudited)

	March 31, 2013	December 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255,465	$230,524
Investments in fixed-income securities	34,614	35,242
Accounts receivable:
Trade, less allowance for doubtful accounts of $10,996 at March 31, 2013 and $9,186 at December 30, 2012	193,978	205,556
Other	12,113	16,124
Inventories	149,423	160,234
Prepaid expenses and other current assets	19,331	18,787

Total current assets	664,924	666,467
PROPERTY AND EQUIPMENT, net of depreciation and amortization: $97,193 at March 31, 2013; $93,179 at December 30, 2012	100,097	101,946
INTANGIBLE ASSETS, net	15,031	15,549
OTHER ASSETS	15,052	14,970

TOTAL	$795,104	$798,932

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$138,070	$131,078
Income tax payable	6,516	3,600
Other accrued expenses	75,658	73,380

Total current liabilities	220,244	208,058
DEFERRED REVENUE	29,591	29,874
WARRANTIES, less current portion	34,064	31,748
OTHER LONG-TERM LIABILITIES	12,333	12,319
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series C junior participating convertible preferred stock, par value $0.001; liquidation preference $1,000 per share; 36,900 shares authorized; 36,375 shares outstanding and convertible into 26,944,444 shares of common stock at March 31, 2013 and December 30, 2012	36,326	36,326
Common stock, par value $0.001; 300,000,000 shares authorized; 122,104,943 and 121,890,871 shares issued and outstanding at March 31, 2013 and December 30, 2012	122	122
Additional paid-in capital	665,336	661,395
Accumulated other comprehensive income	1,469	16,310
Accumulated deficit	(204,381)	(197,220)

Total stockholders' equity	498,872	516,933

TOTAL	$795,104	$798,932

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
NET SALES	$204,607	$225,749
COST OF GOODS SOLD	166,519	170,765

GROSS PROFIT	38,088	54,984
EXPENSES:
Selling, general and administrative	25,759	24,247
Research, development and engineering	11,608	11,741
Amortization of intangible assets	415	413
Litigation	4,267	82

Total expenses	42,049	36,483

(LOSS) INCOME FROM OPERATIONS	(3,961)	18,501
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	400	202
Interest expense	(882)	(239)
Other income (expense), net	1,176	(8,951)

Total interest and other income (expense), net	694	(8,988)

(LOSS) INCOME BEFORE INCOME TAXES	(3,267)	9,513
PROVISION FOR INCOME TAXES	3,753	4,231

(LOSS) INCOME BEFORE EQUITY IN LOSS OF JOINT VENTURE	(7,020)	5,282
EQUITY IN LOSSES OF JOINT VENTURE	(141)	(303)

NET (LOSS) INCOME	$(7,161)	$4,979

BASIC (LOSS) EARNINGS PER SHARE	$(0.06)	$0.03

DILUTED (LOSS) EARNINGS PER SHARE	$(0.06)	$0.03

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	122,076,053	121,894,294

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	122,076,053	156,231,086

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
NET (LOSS) INCOME	$(7,161)	$4,979
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment(a)	(14,841)	11,676

COMPREHENSIVE (LOSS) INCOME	$(22,002)	$16,655

(a)
Foreign currency translation adjustments exclude the related tax effects in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") section 220-10-45 "Comprehensive Income—Overall—Other Presentation." As of March 31, 2013, the Company has not provided for U.S. income taxes on its undistributed earnings of foreign subsidiaries since the Company considers these earnings to be reinvested indefinitely.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

POWER-ONE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,161)	$4,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,859	5,411
Undistributed loss of joint venture	141	303
Amortization of bond premium on fixed-income securities	147	—
Amortization of debt issuance costs	81	—
Stock-based compensation	3,741	3,358
Foreign exchange (gain) loss	(297)	2,318
Net loss on disposal of property and equipment	30	112
Deferred income taxes	(81)	(934)
Changes in operating assets and liabilities:
Accounts receivable, net	8,615	30,234
Inventories	8,897	4,186
Prepaid expenses and other current assets	(1,256)	1,335
Accounts payable	9,312	(33,079)
Income tax payable	3,113	2,302
Other accrued expenses	3,025	(1,450)
Other liabilities	3,950	3,499

Net cash provided by operating activities	38,116	22,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,475)	(9,359)
Other assets	153	769

Net cash used in investing activities	(4,322)	(8,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of debt issuance costs	(614)	—
Issuance of common stock	222	12
Cash paid to satisfy share-related employee tax withholding obligations	(22)	(294)

Net cash used in financing activities	(414)	(282)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,439)	5,413

INCREASE IN CASH AND CASH EQUIVALENTS	24,941	19,115
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	230,524	204,881

CASH AND CASH EQUIVALENTS, END OF PERIOD	$255,465	$223,996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$240	$7
Income taxes	$518	$3,327

        During the quarters ended March 31, 2013 and April 1, 2012, an additional $5.1 and $2.0 million of property and equipment had been purchased but not yet paid, respectively.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        These statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2012 filed February 28, 2013, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed April 29, 2013. The balance sheet at December 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The operating results and cash flows for the three-month period ended March 31, 2013 are not necessarily indicative of the results that will be achieved for the full fiscal year ending December 29, 2013 or for future periods.

        The accompanying consolidated condensed financial statements have been prepared without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation, indefinite-lived intangible asset impairment, depreciation and amortization, sales returns and discounts, warranty costs, uncertain tax positions and the recoverability of deferred tax assets, stock-based compensation, contingencies and the fair value of assets and liabilities disclosed. Due to the inherent uncertainty involved in making estimates, actual results and outcomes may differ from management's estimates and assumptions. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.

        The Company's reporting period coincides with the 52- to 53-week period ending on the Sunday closest to December 31, and its fiscal quarters are the 13- to 14-week periods ending on the Sunday nearest to March 31, June 30, September 30 and December 31. The three-month periods ended March 31, 2013 and April 1, 2012 were 13-week periods.

NOTE 2—CHANGES TO SIGNIFICANT ACCOUNTING POLICIES AND RELATED DISCLOSURES

        None

NOTE 3—INVESTMENTS

        The Company has investments in fixed-income held-to-maturity debt securities consisting of U.S. mortgage-backed securities with contractual maturity dates of less than one year. At March 31, 2013, these investments had an amortized cost of $34.6 million, unrealized gains of $0.5 million, and fair value of $35.1 million. At December 30, 2012, these securities had an amortized cost of $35.2 million, unrealized gains of $0.1 million, and fair value of $35.3 million.

        The Company has an investment in a joint venture in China which is included in other assets on the Company's consolidated condensed balance sheets and is accounted for using the equity method. The carrying value of this investment was $2.3 million and $2.4 million at March 31, 2013 and

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 3—INVESTMENTS (Continued)

December 30, 2012 respectively. During the three months ended March 31, 2013 and April 1, 2012, the Company recorded equity in losses of joint venture of approximately $0.1 million and $0.3 million, respectively, in its accompanying consolidated condensed statements of operations. See Note 13.

        No other-than-temporary impairments were recorded during fiscal years 2013 or 2012.

NOTE 4—FAIR VALUE FINANCIAL INSTRUMENTS

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

        As of March 31, 2013 and December 30, 2012, the Company had $65.2 million and $94.3 million in money market fund investments, which are valued using Level 1 valuation techniques. The Company's fixed-income held-to-maturity securities, which are recorded at amortized cost on the accompanying condensed consolidated balance sheets, have fair values determined using Level 2 valuation techniques of $35.1 million and $35.3 million, as of March 31, 2013 and December 30, 2012, respectively.

        During the fiscal quarter ended March 31, 2013, the Company entered into foreign exchange forward contracts (the "Forward Contracts"), maturing April 11, 2013, to mitigate the foreign currency risk related to certain balance sheet positions denominated in Euros. The Forward Contracts are carried at their fair value of $4.6 million at March 31, 2013, included in other accrued expenses on the accompanying consolidated condensed balance sheet, and have an aggregate notional amount of $152.9 million as of March 31, 2013. The Company has not elected hedge accounting for the Forward Contracts. A net loss of $4.6 million related to the Forward Contracts was recognized as a component of other income (expense), net, for the three months ended March 31, 2013 in the accompanying consolidated condensed statements of operations. No such contract was utilized during the three months ended April 1, 2012 or the fiscal year ended December 30, 2012.

        The fair value of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and other current liabilities approximate their recorded carrying amounts because of their short-term nature.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 5—INVENTORIES

        Inventories consist of the following (in millions):

	March 31, 2013	December 30, 2012
Raw materials	$94.3	$107.6
Subassemblies-in-process	6.0	3.6
Finished goods	49.1	49.0

	$149.4	$160.2

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

        During the quarters ended March 31, 2013 and April 1, 2012 the Company wrote off approximately $2.6 million and $1.5 million, respectively, related to excess and obsolete inventory and recorded the charges as costs of goods sold in the accompanying consolidated condensed statements of operations.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS

        Intangible assets consist of the following (in millions):

	March 31, 2013
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.6	3.1	2.5	7
Customer relationships	5.3	4.8	0.5	7
Other	6.3	5.7	0.6	17

Subtotal	17.2	13.6	3.6

Total	$28.6	$13.6	$15.0

	December 30, 2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets	Weighted Average Life (In Years)
Non-amortizable intangibles
Trade name	$11.4	$—	$11.4

Amortizable intangibles
Product technology	5.7	2.9	2.8	7
Customer relationships	5.4	4.8	0.6	7
Other	6.3	5.6	0.7	17

Subtotal	17.4	13.3	4.1

Total	$28.8	$13.3	$15.5

        In accordance with ASC 350, the Company reviews indefinite-lived intangible assets for impairment annually at the end of its August fiscal month, or more often if events or circumstances indicate that impairment may have occurred. In addition, management considers whether certain impairment indicators are present in assessing whether the carrying value of intangible assets may be impaired. No impairment charges were recorded in the three months ended March 31, 2013 and April 1, 2012.

        Amortization expense for each of the three-month periods ended March 31, 2013 and April 1, 2012 was $0.5 million, of which $0.4 million was included in amortization of intangible assets and $0.1 million was included in cost of goods sold in the accompanying consolidated condensed statements of operations, respectively.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 6—INTANGIBLE ASSETS (Continued)

        Estimated future amortization expense is as follows (in millions):

Year Ending December 31,	Amortization Expense
2013 (nine months)	$1.3
2014	1.1
2015	0.9
2016	0.3

Total	$3.6

NOTE 7—OTHER ACCRUED EXPENSES

        Other accrued expenses consist of the following (in millions):

	March 31, 2013	December 30, 2012
Litigation reserve	$27.7	$23.4
Accrued warranties, current portion	17.2	17.5
Accrued payroll and related expenses	11.3	12.8
Accrued bonuses	5.1	8.8
Forward contract payable	4.6	—
Other accrued expenses	9.8	10.9

	$75.7	$73.4

        During the quarter ended March 31, 2013, the Company accrued an additional $4.3 million reserve related to SynQor claims due to an appeal lost in March 2013. See Note 10—CONTINGENCIES.

NOTE 8—CREDIT FACILITIES

        In fiscal 2011, the Company entered into a $150.0 million revolving credit facility with Bank of America, N.A. ("BOA") and a syndicate of other lenders with an expiration date of April 30, 2014. On January 30, 2013 the Company amended and restated its $150.0 million revolving credit facility into a $50.0 million five-year senior secured asset-based revolving credit agreement ("Credit Agreement") with BOA as the sole lender and administrative agent. Any amounts outstanding under the Credit Agreement will be due and payable on January 30, 2018. The Credit Agreement is subject to a Borrowing Base limitation, which is calculated based on a percentage of eligible inventory, percentage of eligible accounts receivable and qualified cash, as defined in the Credit Agreement. After considering the Borrowing Base limitation, $34.1 million of borrowing capacity was available to the Company on March 31, 2013.

        As defined in the Credit Agreement, the Company's borrowings will bear interest at either LIBOR, plus 1.75% to 2.25% or at the base rate plus 0.75% to 1.25%.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 8—CREDIT FACILITIES (Continued)

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

        In connection with the Credit Agreement, the Company paid $0.6 million in bank fees which are recorded as debt issuance cost in other assets on the accompanying consolidated condensed balance sheet at March 31, 2013. There were no amounts outstanding under the Credit Agreement at March 31, 2013.

NOTE 9—WARRANTIES

        The Company generally offers its customers a standard two-year warranty on power products sold, although warranty periods may vary by product type and application. The Company offers standard five- and ten-year warranties on its renewable energy products and also offers customers extended warranty contracts with terms between five and 10 years after the standard warranty period expires. The Company accounts for such extended warranty contracts in accordance with ASC 605-20-25, "Revenue Recognition." The Company reviews its warranty liability quarterly based on an analysis of actual expenses and failure rates by specific product lines and estimated future costs and projected failure rate trends by specific product lines. Factors taken into consideration when evaluating the Company's warranty reserve are (i) historical claims for each product, (ii) the maturity of the product within its life cycle, (iii) volume increases, (iv) life of warranty, (v) historical warranty repair costs and (vi) other factors. To the extent that actual experience differs from our estimate, the provision for product warranties will be adjusted in future periods. Actual warranty repair costs are charged against the reserve balance as incurred.

        A tabular presentation of the activity within the warranty accrual account for each of the three months ended March 31, 2013 and April 1, 2012 is presented below, (in millions):

	March 31, 2013	April 1, 2012
Beginning balance	$49.2	$31.4
Charges and costs accrued	6.7	6.1
Adjustments related to pre-existing warranties (including changes in estimates)	1.4	2.5
Less repair costs incurred	(4.7)	(5.2)
Change due to foreign currency	(1.3)	0.8

Ending balance	$51.3	$35.6

        The increase in accrued warranties and repair costs from April 1, 2012 to March 31, 2013 primarily results from recording the warranty liability associated with inverters sold during that period partially offset by the expiration of warranties related to past sales. As of March 31, 2013 and December 30, 2012, $17.2 million and $17.5 million, respectively, of the accrued warranties were included in other accrued expenses in the accompanying consolidated balance sheets.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 9—WARRANTIES (Continued)

        The Company offers its renewable energy customers extended warranty contracts with terms between five and 10 years after the base warranty period expires and revenue is recognized over the extended warranty period in accordance with ASC 605-20-25, "Revenue Recognition." Deferred revenue related to such extended warranty contracts was $29.4 million and $28.1 million, as of March 31, 2013 and December 30, 2012, respectively, and was included as part of deferred revenue in the accompanying consolidated condensed balance sheets.

NOTE 10—CONTINGENCIES

        Legal Proceedings—SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in Intermediate Bus Architecture (IBA) power supply systems. On December 21, 2010, a jury verdict in favor of SynQor was returned, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of $27.1 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million. As of December 30, 2012, the Company estimated that its probable exposure, including interest and supplemental damages was $23.4 million.

        On October 28, 2011, notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit by the Patent and Trademark Office ("PTO"). On January 31, 2012, the Court denied the motion to stay. The Company filed its appeal brief with the Court of Appeals, Federal Circuit ("CAFC") on March 20, 2012. Oral argument was heard on October 2, 2012 and the CAFC issued its decision on March 14, 2013 to uphold the District Court's decision in its entirety. Defendants filed petitions for re-hearing on April 12, 2013. As a result of the CAFC ruling, the Company recorded an additional $4.3 million in litigation expense in the quarter ended March 31, 2013.

        All of the asserted claims of the '190 and '021 patents (upon which half of the damages against Power-One are based) were fully rejected by the PTO and the Examiner's answer confirming the rejection of all of the claims being reexamined in the '083 and '702 patents has been issued. The reexaminations are now before the Board of Patent Appeals and Interferences ("BPAI"). The BPAI heard oral argument on the appeal of the '190 patent on October 17, 2012. The parties are currently waiting for the BPAI's written decision on the '190 appeal and are waiting for the BPAI to schedule the hearings on the '021, '803 and '702 reexaminations. Upon issuance of the CAFC's decision, SynQor filed petitions to terminate the re-examinations, which have been opposed by a codefendant.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 10—CONTINGENCIES (Continued)

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in Civil Action No. 2:07cv497 TJW/CE. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. On October 12, 2012, defendants' motion to stay the trial pending the CAFC's decision on the appeal of Civil Action No. 2:07cv497 TJW/CE was granted. The stay was lifted upon issuance of the CAFC's decision and trial has been scheduled for July 30, 2013.

        As of March 31, 2013, the Company accrued $27.7 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

        On April 21, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ABB Ltd, a corporation organized under the Laws of Switzerland ("ABB"), Verdi Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of ABB, pursuant to which Verdi Acquisition Corporation will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of ABB (the "Merger"). Beginning on April 22, 2013 and through May 6, 2013, 11 separate class action lawsuits were filed against the Company, each of its directors, ABB and Verdi Acquisition Corporation, by purported stockholders of the Company. Three of those lawsuits were filed in the Court of Chancery of the State of Delaware, and the other eight were filed in the Superior Court for the State of California, County of Ventura. Each of those lawsuits purports to be brought individually and on behalf of the public stockholders of the Company and alleges claims for breaches of fiduciary duties against the Company's directors in connection with the Merger and that the Company and ABB aided and abetted the purported breaches of fiduciary duties. Each lawsuit seeks, among other things, preliminary and permanent injunctive relieve prohibiting consummation of the Merger, rescission of the Merger Agreement, damages, and an award of attorneys' fees and costs. The Company believes that it has substantial and meritorious defenses to the plaintiffs' claims in these lawsuits and intends to vigorously defend its position. However, a negative outcome in any of these lawsuits could therefore have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. In addition, although the Company has directors and officers liability insurance, the Company has incurred and anticipates that it will continue to incur significant expense within its self-insured retention under that insurance. The Company is not currently able to estimate the potential outcome of any of these lawsuits.

        Indemnification—In the normal course of business, the Company periodically enters into agreements to indemnify customers or suppliers against claims of intellectual property infringement made by third parties arising from the use of the Company's products. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

        The fair value of non-vested share units awarded by the Company is measured using the closing fair market value as reported on the NASDAQ Stock Market of the Company's stock on the date the awards are granted. Stock compensation expense related to non-vested share units, including performance-based share units, for the three months ended March 31, 2013 and April 1, 2012, was $2.6 million and $2.5 million, respectively. The following table presents the non-vested share unit activity for which only a service condition exists under the Company's stock-based compensation plans:

  Non-Vested Share Units—Service Based

	March 31, 2013	April 1, 2012
Non-vested share units granted, in millions(a)	—	0.1
Weighted average grant date fair value of non-vested share units	$3.87	$4.52

(a)
Less than 100,000 units granted in Q1 2013

  Stock Options

        The fair value of the stock options granted during each of the three months ended March 31, 2013 and April 1, 2012 was estimated on the date of grant using the Black-Scholes valuation model, with the assumptions shown below.

	Three Months Ended
	March 31, 2013	April 1, 2012
Risk-free interest rate	1.3%	1.4%
Volatility	86%	86%
Expected term, years	5.8	5.8
Dividend yield	—	—
Stock options granted, in millions(a)	—	0.1
Weighted-average grant date fair value of stock options	$2.75	$3.24
Stock compensation expense related to stock options, in millions	$1.2	$0.8

(a)
Less than 100,000 units granted in Q1 2013

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—(LOSS) EARNINGS PER SHARE

        For the first fiscal quarters of 2013 and 2012, basic (loss) earnings per share ("EPS") was calculated utilizing the two-class method, and diluted EPS was calculated utilizing the if-converted method as the if-converted and two-class method of calculating diluted EPS yielded the same result.

        Under the two-class method, EPS is computed by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. Earnings are allocated to both common shares and participating securities based on the respective number of weighted average shares outstanding for the period. Shares of the Company's Junior Preferred Stock are participating securities due to their participation rights related to cash dividends declared by the Company. If dividends are distributed to the common stockholders, the Company is required to pay dividends to the holders of the preferred stock and common stock pro-rata on an as-converted basis. GAAP requires net losses attributable to common stockholders to be allocated among common stock and participating securities to the extent that the securities are required to share in the losses. Since the preferred stock is not contractually obligated to share in the Company's losses, no allocation is made to preferred stock for periods when a net loss exists.

        Components of Basic EPS and Diluted EPS are calculated as follows (in millions, except per share data):

	Three Months Ended
	March 31, 2013	April 1, 2012
Basic EPS
Net (loss) income attributable to common stockholders	$(7.2)	$5.0
Less: undistributed income allocated to participating preferred stockholders	—	(0.9)

Net (loss) income allocated to common stockholders (basic)	$(7.2)	$4.1
Weighted average common shares outstanding (basic)	122.1	121.9

	$(0.06)	$0.03

Diluted EPS
Net (loss) income attributable to common stockholders (diluted)	$(7.2)	$5.0

Weighted average common shares outstanding (basic)	122.1	121.9
Common shares issuable assuming dilution	—	34.3

Weighted average common shares outstanding (diluted)	122.1	156.2

	$(0.06)	$0.03

        Employee equity share options, nonvested share units, convertible preferred stock, warrants and similar equity instruments granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options and nonvested share units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury-stock method. For the first

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 12—(LOSS) EARNINGS PER SHARE (Continued)

fiscal quarter of 2013, as the Company had a net loss attributable to common shareholders, the dilutive effects of 39.6 million weighted average common share equivalents outstanding during the period were excluded from the calculation of diluted earnings per share because their effect on the net loss per share would have been anti-dilutive. For the first fiscal quarter of 2012, the weighted average common share equivalents outstanding during the period that were excluded from the computation of diluted earnings per share because the exercise price for these options was greater than the average market price of the Company's shares of common stock during the first fiscal quarter of 2012 were 5.5 million.

NOTE 13—RELATED PARTIES

        The Company maintains minority ownership in a joint venture located in China. The joint venture is accounted for and recorded on the consolidated condensed balance sheet as other assets under the equity method. The Company recorded a $0.1 million and $0.3 million loss during the quarters ended March 31, 2013 and April 1, 2012, respectively, related to the Company's equity share in losses of the joint venture.

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

        The Company paid $2.7 million and $2.1 million for inventory purchased from the joint venture during the quarters ended March 31, 2013 and April 1, 2012, respectively. At March 31, 2013 and December 30, 2012, the Company owed the joint venture approximately $3.6 million.

NOTE 14—SEGMENT INFORMATION

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

        The Company is organized into the Renewable Energy Solutions and Power Solutions segments based on the products and services provided. Renewable Energy Solutions segment offers inverters and accessories for the photovoltaic/solar and wind markets. These inverters convert DC energy from solar panels and wind turbines into AC energy for customer use or for the utility grid. The Power Solutions segment represents the Company's products for AC/DC, DC/DC and digital power conversion, including power conversion products for data centers, such as servers, storage and networking, as well as telecom and industrial power conversion products.

POWER-ONE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

(Unaudited)

NOTE 14—SEGMENT INFORMATION (Continued)

        Revenue with respect to operating segments was as follows (in millions):

	Three Months Ended
	March 31, 2013	April 1, 2012
Sales:
Renewable Energy Solutions	$146.1	$148.7
Power Solutions	58.5	77.0

Total	$204.6	$225.7

        Operating (loss) income by operating segment was as follows (in millions):

	Three Months Ended
	March 31, 2013	April 1, 2012
Operating (Loss) Income:
Renewable Energy Solutions	$5.8	$18.7
Power Solutions	1.5	7.0

Total segment operating income	$7.3	$25.7

Unallocated amounts:
Corporate and unallocated	(11.3)	(7.2)

Total	$(4.0)	$18.5

        Corporate is a non-operating business segment with the main purpose of supporting operations.

NOTE 15—SUBSEQUENT EVENTS

        As referenced under Note 10, on April 21, 2013, the Company entered into the Merger Agreement with ABB and Verdi Acquisition Corporation, pursuant to which the Merger would be consummated, with the Company surviving as an indirect wholly-owned subsidiary of ABB. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each outstanding share of Power One's common stock will be converted into the right to receive $6.35 in cash without interest. Power-One's board of directors has unanimously approved the Merger and the Merger Agreement. The Merger Agreement requires that the Merger be approved by the holders of at least a majority of the voting power of the Company's outstanding common stock (the "Stockholder Approval"). In addition to the Stockholder Approval, consummation of the Merger is subject to other customary closing conditions, including the receipt by ABB of all requisite antitrust approvals and the absence of any government order or other legal restraint prohibiting the Merger.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 30, 2012 filed with the SEC on February 28, 2013 as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed April 29, 2013, and all of our other filings, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "expect," "anticipate," "plan," "intend," "continue," "may," "can," "believe" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. We discuss these risks and uncertainties in detail in Part I Item 1A of our 2012 Form 10-K for the year ended December 30, 2012 filed with the SEC on February 28, 2013 as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed April 29, 2013 together with further risks discussed in Part II Item—1A Risk Factors of this Form 10-Q.

Introduction

Overview

        We are organized into two strategic business units ("SBUs"): Renewable Energy Solutions and Power Solutions. The SBUs focus on both the products and services we provide and the customers and end markets that we serve. We are focused on improving our operational and financial performance. Our top objectives are to gain additional market share, execute our operational strategy, and increase profitability and cash flows.

        Our strategy is to gain market share by entering new markets and by providing our customers with innovative products and additional product offerings. Our new product introductions increase power density and provide our customers with a greater range of options to meet their diverse power conversion needs. These new product offerings range from a line of liquid-cooled inverters which serve the demands of the utility market, particularly in North America, to microinverters which are currently in production. In addition, we are adding software management capabilities to our inverter offerings that allow customers the ability to remotely monitor and control individual photovoltaic ("PV") plants or assets. We are also expanding our Power Solutions product line which includes our Platinum efficiency for custom front-end applications as well as other applications supporting our medical, rail and industrial equipment customers.

        As part of our Renewable Energy Solutions operational strategy, we have entered into the North American and Asia Pacific markets and have established factories in North America and China, as well as product development laboratories, and we continue to build our regional sales and service teams. We will continue to strategically invest in sales and marketing, research and development ("R&D") and our global service team as we believe these are key drivers of our business. We are focused on reducing lead times, improving deliveries to customer request dates, and reducing freight and other transportation costs by localizing the supply chain.

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

        Renewable Energy Solutions:    We offer inverters, management systems, accessories and services for the renewable energy marketplace that includes PV applications. In the renewable energy market, we sell a broad product line of inverters and service offerings that provide our customers with industry-leading efficiency, greater harvested power, increased uptime and reliability, ease of installation, and monitoring software. We sell our renewable energy products to distributors/installers, engineering, procurement and construction contractors ("EPC") and original equipment manufacturers ("OEMs"). We are engaged in the design and production of inverters for renewable energy products that convert PV energy into useable alternating current ("AC") power. Our string inverters are used in residential and small commercial applications, while our central inverters are designed for large commercial and utility installations for the solar market. These products scale in size from 250 watts ("W") up to 2.5 megawatts ("MW"). Our product offerings also provide our customers with greater control and monitoring of their renewable energy assets using a Software-as-a-Service ("SaaS") platform.

        Power Solutions:    Our power conversion and power management solutions are used in computer servers, data storage, networking, telecommunications and industrial applications. We sell our power conversion products to OEMs, distributors, and service providers. We are engaged in the design and production of the following power conversion products:

  •
  AC/DC power supplies that convert AC from a primary power source, such as a wall outlet, into a precisely controlled direct current ("DC") voltage. Virtually every electronic device that plugs into an AC wall outlet requires some type of AC/DC power supply, and we provide a broad range of solutions that power a wide variety of OEM equipment.

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

        We follow accounting standards set by the Financial Accounting Standards Board, ("FASB"). The FASB sets generally accepted accounting principles ("GAAP") that we follow to ensure we consistently report our financial condition, results of operations, and cash flows. There have been no material changes in our critical accounting policies described in Management's Discussion and Analysis in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed February 28, 2013, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed April 29, 2013.

Results of Operations

Consolidated

        Net Sales decreased $21.1 million, or 9.4%, to $204.6 million for the first quarter of fiscal 2013 from $225.7 million for the first quarter of fiscal 2012. The decrease in sales primarily relates to lower demand in Power Solutions' servers, storage and networking segment due to customer usage of high inventory levels and the overall economic sales environment. The negative sales impact was partially offset by increased sales in Australia.

        Net sales by business segment were as follows, in millions:

	Three Months Ended
	March 31, 2013		April 1, 2012
Renewable Energy Solutions	$146.1	71.4%	$148.7	65.9%
Power Solutions	58.5	28.6%	77.0	34.1%

Total	$204.6	100.0%	$225.7	100.0%

        Net sales by customer category were as follows, in millions:

	Three Months Ended
	March 31, 2013		April 1, 2012
Distributors	$111.2	54.3%	$108.5	48.1%
OEMs	50.9	24.9%	80.1	35.5%
EPCs	41.5	20.3%	36.0	16.0%
Service providers	1.0	0.5%	1.1	0.4%

Total	$204.6	100.0%	$225.7	100.0%

        Net sales by end-markets, as a percentage of total sales, were as follows:

	Three Months Ended
	March 31, 2013	April 1, 2012
Renewable Energy	71.3%	65.9%
Servers, Storage and Networking	13.8%	18.3%
Industrial	11.1%	10.4%
Network Power Systems	3.8%	5.4%

Total	100.0%	100%

  Gross Profit

	Three Months Ended
	March 31, 2013	April 1, 2012
Gross profit, in millions	$38.1	$55.0
Gross profit margin	18.6%	24.4%

        Gross profit for the first quarter of fiscal 2013 decreased by $16.9 million to $38.1 million from a gross profit of $55.0 million in the comparable period in 2012. As a percentage of net sales, gross margin decreased to 18.6% for the first quarter of fiscal 2013 from a gross margin of 24.4% for the first quarter of fiscal 2012. Gross margin declined in 2013 due to year over year price erosion, product mix and factory absorption in the Renewable Energy Solutions SBU and a lower factory absorption in our Power Solutions SBU as a result of lower production volume.

        Selling, General and Administrative Expense increased $1.6 million, or 6.6%, to $25.8 million for the first quarter of fiscal 2013 from $24.2 million for the first quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expense increased to 12.6% for the first quarter of fiscal 2013 from 10.7% for the first quarter of fiscal 2012. The increase in selling, general and administrative expense was primarily a result of our investment in the expansion of the sales and marketing teams to support our Renewable Energy business.

        Research, Development and Engineering Expense decreased by $0.1 million, or 0.9%, to $11.6 million for the first quarter of fiscal 2013 from $11.7 million for the first quarter of fiscal 2012. As a percentage of net sales, research, development and engineering was 5.7% and 5.2% for the first quarters of fiscal 2013 and 2012, respectively.

        Amortization of Intangible Assets was $0.4 million for each of the quarters ended March 31, 2013 and April 1, 2012.

        Litigation Charges increased during the first quarter of fiscal 2013, due to an addition of $4.3 million for damages related to loss on appeal of the judgment assessed by the court in connection with the patent infringement lawsuit initiated by SynQor, Inc. See "Legal Proceedings" under Part II, Item 1 of this Quarterly Report on Form 10-Q. In accordance with ASC 450-20, "Accounting for Contingencies: Loss Contingencies," we accrued the portion of the contingency that is deemed to be probable and reasonably estimable.

        (Loss) Income from Operations As a result of the items above, loss from operations was $4.0 million for the first quarter of fiscal 2013 as compared with income from operations of $18.5 million for the first quarter of fiscal 2012.

        Interest Income (Expense), Net was $(0.5) million expense for the first quarter of fiscal 2013 as compared with less than $(0.1) million expense for the first quarter of fiscal 2012 primarily due to the write off of debt issuance costs related to the revolving credit facility that was amended on January 30, 2013. See Liquidity and Capital Resources below.

        Other Income (Expense), Net was $1.2 million income for the first quarter of fiscal 2013 compared with a $9.0 million expense for the same period in 2012. Included in other income (expense) for the first quarter of fiscal 2013 were gains on foreign currency transactions of approximately $1.2 million compared with losses on foreign currency transactions of approximately $9.1 million in 2012. The first quarter 2013 foreign currency remeasurement gain was due primarily to the Euro weakening compared to the USD, while the Euro strengthened against the USD during the first quarter of 2012. Our primary foreign currencies are the Euro, the Chinese RMB, the Australian dollar, and the British Pound.

        Provision for Income Taxes was $3.8 million for the first quarter of fiscal 2013 compared to $4.2 million for the first quarter of fiscal 2012. The provision for income taxes recorded in both periods primarily related to taxes recorded at certain of our profitable European locations. The effective tax rate was (115%) based on the income tax on the loss generated for the first quarter of fiscal 2013 compared to 44% in the first quarter of fiscal 2012 as a result of the change in geographical mix of pre-tax income at our foreign locations.

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

        Equity in Losses of Joint Venture During the first quarter of fiscal 2013, we recorded a $0.1 million loss related to our equity share in the loss of our China joint venture compared with a $0.3 million loss recorded during the same quarter of fiscal 2012.

Renewable Energy Solutions SBU

        Results for the Renewable Energy Solutions business segment are as follows, in millions:

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue	$146.1	$148.7
Operating Income	$5.8	$18.7

        During the first quarter of fiscal 2013, revenue decreased $2.6 million, or 1.7%, to $146.1 million from $148.7 million during the comparable period of fiscal 2012. The slight decrease in revenue was a result of pricing erosion offset by volume growth in North America and Australia as well as product line expansion into micro inverters. Operating margins decreased to 4.0% during the first quarter of fiscal 2013 from 12.6% during the first quarter of fiscal 2012 largely due to year over year price erosion, sales mix and under absorption of factory overhead in China and North America.

Power Solutions SBU

        Results for the Power Solutions business segment are as follows, in millions:

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue	$58.5	$77.0
Operating Income	$1.5	$7.0

        During the first quarter of fiscal 2013, revenue decreased $18.5 million, or 24.0%, compared to fiscal 2012 due to lower demand in the server, storage and networking segment due to customer usage of high inventory levels and market conditions. Operating margins decreased to 2.6% during the first quarter of fiscal 2013 as compared to 9.1% operating margins in the comparable period of 2012. The decreased operating margins were due to the reduction in sales volume and resulting unabsorbed factory overhead.

Liquidity and Capital Resources

        Our cash and cash equivalents balance increased to $255.5 million at March 31, 2013 from $230.5 million at December 30, 2012. Our primary sources of cash in the first quarter of fiscal 2013 consisted of $38.1 million of cash generated from operating activities, partially offset by $4.3 million cash used in investing activities primarily for capital expenditures, and $0.4 million cash used in financing activities.

        Cash provided by operating activities included adjustments to reconcile net income to cash provided of $9.6 million, an $8.6 million decrease in accounts receivable, an $8.9 million decrease in inventories and an increase in accounts payable, accrued expenses, income taxes payables and other liabilities of $9.3 million, $3.0 million, $3.1 million and $4.0 million, respectively, partially offset by a $1.3 million increase in prepaid and other current assets.

        We used $4.5 million cash for capital expenditures and other assets increased by $0.2 million.

        We used $0.6 million cash in financing activities to satisfy debt issuance costs in connection with renegotiating our Credit Agreement in the first quarter of fiscal 2013, partially offset by $0.2 million cash arising from the exercise of employee stock options, net of cash paid to satisfy employee tax withholding obligations.

        Our total in cash and cash equivalents and fixed-income securities, maturing in 2013, held outside of the U.S. in various foreign subsidiaries was approximately $269.6 million as of March 31, 2013. Historically, we have deemed the earnings of our foreign subsidiaries to be permanently reinvested in the foreign operations. Under current tax laws and regulations, if cash and cash equivalents held outside the U. S. were to be distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes and foreign withholding taxes. With respect to our U.S. operations, we believe that cash and cash equivalents held in the U.S.; expected cash to be generated from our U.S. operations; and borrowings available under our Credit Agreement are adequate to continue to meet our U.S. obligations (including our plans to repurchase stock) without the repatriation of undistributed earnings in the form of cash and cash equivalents of our subsidiaries outside the U.S. We intend, and have the ability, to permanently reinvest the undistributed earnings of our foreign subsidiaries outside the U.S. Since 2010, we have expanded our Renewable Energy Solutions business into new foreign markets, including China, Spain, Greece, Israel and India. We expect this trend to continue with targeted market expansions in 2013 into Brazil, Japan, South Africa and Thailand as well as further expansions into additional countries contemplated for 2014 and thereafter. We expect our Italian subsidiary to continue as the largest generator of cash and we expect to fund the cash needs of our existing foreign operations and foreign expansions with cash accumulated and to be generated by our Italian subsidiary. During fiscal 2011, we established a Dutch holding company structure which facilitates the tax-efficient use of Italian cash for the funding of existing and new subsidiaries' cash needs. Excess cash which is not required to fund international operations will be invested by the Dutch holding company and the holding company will expand its activities as our global offshore treasury and financing vehicle.

        Within the U.S., we held $20.5 million in cash and cash equivalents in various checking and savings accounts in U.S. financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provided temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions ("IDIs") from December 31, 2010 through December 31, 2012. Beginning January 1, 2013, noninterest-bearing transaction accounts will no longer be insured separately from depositors' other accounts at the same IDI. Instead, noninterest-bearing transaction accounts will be added to any of a depositor's other accounts in the applicable ownership category, and the aggregate balance insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI.

        On January 30, 2013, we amended and restated our existing $150.0 million revolving credit facility with BOA and a syndicate of other lenders, which was set to expire on April 30, 2014, into a $50.0 million five-year senior secured asset-based revolving credit agreement with BOA as the sole lender and administrative agent. See Note 8—CREDIT FACILITIES.

        In addition to the Credit Agreement secured in North America, we maintain a credit facility with a bank in Asia. The aggregate availability under this credit facility was approximately $0.8 million at March 31, 2013. The credit facility bears interest on amounts outstanding at various intervals based on published market rates. At March 31, 2013, no amounts were outstanding on the credit facility. In addition, we had $0.5 million committed to guarantee letters of credit to vendors in Europe.

        We currently anticipate that our total capital expenditures for 2013 will be in the range of $20 million to $30 million primarily for manufacturing equipment and process improvements, equipment related to research and development and product development, additions and upgrades to our facilities and information technology infrastructure, and other administrative requirements. However, the amount of these anticipated capital expenditures likely will change during the year based on changes in expected revenues, our financial condition and the general economic climate.

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

        Currently, we have not experienced any increasing trends in uncollectible accounts that are material to our financial statements. However, changes to government incentive programs in certain European countries have increased market uncertainty resulting in reduced availability of capital and credit impacting our customers in the Renewable Energy Solutions SBU and may, in turn, impact our ability to collect our receivables from our European customers. Availability of capital to our customers correlates to the markets in which government incentives and feed-in tariffs are offered, and the increases or decreases of available customer financing follows the increases and decreases in such incentives in most markets. Accordingly, as a result of the uncertainty in Europe, we have established credit insurance covering approximately 50% of our Renewable Energy Solutions receivables in Europe, established upfront credit limits with our customers, require certain customers to provide bank guarantees and letters or credit, and have required certain customers to make advanced payment for product in order to mitigate uncollectible accounts.

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

        Purchase Commitments.    We do not have material purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business.

        Other Contractual Obligations.    We do not have material financial guarantees that are reasonably likely to affect liquidity.

        Related Parties.    We have entered into certain transactions, or have other arrangements with related parties. (See Note 13 to the Consolidated Condensed Financial Statements in Part I, Item I)

        Summary of Contractual Obligations and Commitments.    A summary of our estimated future contractual payments related to non-cancelable lease obligations is as follows, in millions:

Year Ending December 31,	Operating Leases
2013 (nine months)	$4.6
2014	5.3
2015	3.5
2016	1.3
2017	0.6
2018 and thereafter	0.4

Total	$15.7

        At March 31, 2013, we also had recorded a tax liability of $6.7 million related to uncertain tax positions recorded in accordance with ASC 740—"Income Taxes." This amount has been excluded from the summary table of contractual obligations and commitments because we could not reasonably estimate the timing of future cash outflows associated with our ASC 740 liabilities.

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

        Investments    As of March 31, 2013, we had fixed-income held-to-maturity debt securities consisting of U.S. mortgage-backed securities, which exposes us to credit risk.

        Debt    Our exposure to interest-rate risk results from financial debt instruments that we enter. We may also enter into derivative financial instrument transactions, such as swaps, in order to manage or reduce our exposure to interest rate changes related to our indebtedness. However, under no circumstances do we enter into derivative or other financial instrument transactions for speculative purposes. At March 31, 2013 we had three outstanding foreign exchange forward contracts ("Forward Contracts") and no debt borrowings.

        Foreign Currency    A significant portion of our business operations are conducted in various countries in Europe and Asia. As a result, we have a certain degree of market risk with respect to our cash flows due to changes in foreign currency exchange rates when transactions are denominated in currencies other than our functional currency, including intercompany transactions. We may from time to time, hedge these foreign currency exposures based on our assessment of their significance. During the fiscal quarter ended March 31, 2013, we entered into Forward Contracts, maturing April 11, 2013 to mitigate the foreign currency risk related to certain of our balance sheet positions denominated in Euro's. The Forward Contracts are carried at their fair value of $4.6 million and have an aggregate notional amount of $152.9 million at March 31, 2013. The Company has not elected hedge accounting for the Forward Contracts. We recognized a net loss of $4.6 million related to the Forward Contracts for the three months ended March 31, 2013. No such contract was utilized during the three months ended April 1, 2012 or the fiscal year ended December 30, 2012.

        Excluding the impact of the Forward Contracts, a hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported net sales of approximately $13.5 million and a reduction of reported net income before income taxes of approximately $2.2 million in the three months ended March 31, 2013. A hypothetical 10% adverse change in foreign currency translation rates would result in a reduction of reported total assets at March 31, 2013 of approximately $50.6 million. These estimates assume an adverse shift in all foreign currency exchange rates, which do not always move in the same direction; actual results may differ materially.

Item 4—Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the required time periods.

        As of March 31, 2013, we had carried out an evaluation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective in that they are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness and to ensure that they evolve with our business.

        There have been no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Such risks and uncertainties include, but are not limited to, the risk that the market for the sale of certain products and services may not develop as expected; the impact of competitive products or technologies and competitive pricing pressures; the ability to secure sufficient quantities of components within the time frame necessary to meet our customers' requirements; increases in raw material costs; the ability to resolve contract manufacturer supply chain constraints that have caused an inability to deliver product on time; inventory increases tied to component acquisitions or end product build up based on forecasts that do not materialize in part or in full; delays or cancellations of new product designs by customers; the difficulty of efficiently managing the company's cost structure for capital expenditures, materials and overhead, as well as operating expenses such as wages and benefits due to the vertical integration of the company's manufacturing processes; the ability to achieve and execute upon planned movements of the location of manufacturing of selected products, specifically the achievement of projected manufacturing realignment to, and increase in manufacturing utilization and output in, our various facilities; the ability to implement our plans to improve our operational efficiency; potential business disruptions, including labor unrest, work stoppages, or other short or longer term labor disruptions; the existence or enactment of adverse U.S. and foreign government regulation; the risk that the development of products and services may not proceed as planned; general adverse domestic and international economic conditions including interest rate and currency exchange rate fluctuations; costs involved (i.e. the total amount, and/or the amount incurred in any given quarter) due to attacks and challenges to, or assertions by us of, our intellectual property rights; the ability to attract and retain key personnel; the ability to manage our international operations and currency exchange rate fluctuations relating to transactions or accounts conducted or maintained in currencies other than U.S. dollars; the ability to capture customers in new markets that we are pursuing; market fluctuations or volatility that could cause the trading price of our common stock to decline; and changes in the regulatory environment in which our business operates. Persons reading this Quarterly Report on Form 10-Q are cautioned that such forward-looking statements are only predictions, and actual events or results may differ materially and adversely. In evaluating such statements, readers should specifically consider the various factors which could cause actual events or results to differ materially and adversely from those indicated by such forward-looking statements. For a detailed description of such factors, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 30, 2012 filed February 28, 2013, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed April 29, 2013. We undertake no obligation to modify or revise any forward- looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

 PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        Legal Proceedings—SynQor, Inc. v Power-One, Inc, et. al.    United States District Court, Eastern District of Texas, Civil Action No. 2:07cv497 TJW/CE. This action was initiated by SynQor, Inc. against the Company and eight other power supply manufacturers on November 13, 2007. The complaint alleged that certain products of the Company infringe certain patents held by SynQor in relation to unregulated bus converters and/or point of load (POL) converters used in Intermediate Bus Architecture (IBA) power supply systems. On December 21, 2010, a jury verdict in favor of SynQor was returned, finding that the defendants directly or indirectly infringed all of the asserted claims in the five patents-in-suit and finding Power-One liable for damages in the amount of approximately $25.6 million. The patents-in-suit are United States patents and the decision covers only the sales or uses of infringing products in the United States. On August 17, 2011, final judgment in the amount of $27.1 million was entered, including supplemental damages of $1.1 million covering sales of accused products from November 1, 2010 through trial and pre-judgment interest in the amount of $0.4 million. As of December 30, 2012, the Company estimated that its probable exposure, including interest and supplemental damages was $23.4 million.

        On October 28, 2011, notice was filed in the United States District Court, Eastern District of Texas, of Power-One's intent to appeal the district court's final judgment entered on August 17, 2011, the court's partial judgment entered on December 29, 2010, and all other orders decided adversely, in whole or in part, against Power-One. On November 22, 2011, Power-One filed a motion to stay the appeal pending re-examination of the patents-in-suit by the Patent and Trademark Office ("PTO"). On January 31, 2012, the Court denied the motion to stay. The Company filed its appeal brief with the Court of Appeals, Federal Circuit ("CAFC") on March 20, 2012. Oral argument was heard on October 2, 2012 and the CAFC issued its decision on March 14, 2013 to uphold the District Court's decision in its entirety. Defendants filed petitions for re-hearing on April 12, 2013. As a result of the CAFC ruling, the Company recorded an additional $4.3 million in litigation expense in the quarter ended March 31, 2013.

        All of the asserted claims of the '190 and '021 patents (upon which half of the damages against Power-One are based) were fully rejected by the PTO and the Examiner's answer confirming the rejection of all of the claims being reexamined in the '083 and '702 patents has been issued. The reexaminations are now before the Board of Patent Appeals and Interferences ("BPAI"). The BPAI heard oral argument on the appeal of the '190 patent on October 17, 2012. The parties are currently waiting for the BPAI's written decision on the '190 appeal and are waiting for the BPAI to schedule the hearings on the '021, '803 and '702 reexaminations. Upon issuance of the CAFC's decision, SynQor filed petitions to terminate the re-examinations, which have been opposed by a codefendant.

        On October 6, 2011, SynQor filed a separate action, SynQor, Inc. v Power-One, Inc., et. al. United States District Court, Eastern District of Texas, Civil Action 2:11-CV-00444-DF. This action was initiated by SynQor against the Company and the other power supply manufacturers sued in Civil Action No. 2:07cv497 TJW/CE. The complaint seeks post injunction damages against all of the defendants for inducement of infringement. Power-One, Inc. has filed a motion to be dismissed from the lawsuit on grounds that all accused products sold by Power-One, Inc. after December 21, 2010, the date of the jury verdict, were sold outside the United States and were marked, as required by the injunction, as being subject to an injunction and not available for use in products for the U.S. market. On October 12, 2012, defendants' motion to stay the trial pending the CAFC's decision on the appeal of Civil Action No. 2:07cv497 TJW/CE was granted. The stay was lifted upon issuance of the CAFC's decision and trial has been scheduled for July 30, 2013.

        As of March 31, 2013, the Company accrued $27.7 million for the SynQor claims, covering what the Company believes to be its probable exposure, including interest and supplemental damages.

        On April 21, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ABB Ltd, a corporation organized under the Laws of Switzerland ("ABB"), Verdi Acquisition Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of ABB, pursuant to which Verdi Acquisition Corporation will be merged with and into the Company, with the Company surviving as an indirect wholly-owned subsidiary of ABB (the "Merger"). Beginning on April 22, 2013 and through May 6, 2013, 11 separate class action lawsuits were filed against the Company, each of its directors, ABB and Verdi Acquisition Corporation, by purported stockholders of the Company. Three of those lawsuits were filed in the Court of Chancery of the State of Delaware, and the other eight were filed in the Superior Court for the State of California, County of Ventura. Each of those lawsuits purports to be brought individually and on behalf of the public stockholders of the Company and alleges claims for breaches of fiduciary duties against the Company's directors in connection with the Merger and that the Company and ABB aided and abetted the purported breaches of fiduciary duties. Each lawsuit seeks, among other things, preliminary and permanent injunctive relieve prohibiting consummation of the Merger, rescission of the Merger Agreement, damages, and an award of attorneys' fees and costs. The Company believes that it has substantial and meritorious defenses to the plaintiffs' claims in these lawsuits and intends to vigorously defend its position. However, a negative outcome in any of these lawsuits could therefore have a material adverse effect on the Company if it results in preliminary or permanent injunctive relief or rescission of the Merger Agreement. In addition, although the Company has directors and officers liability insurance, the Company has incurred and anticipates that it will continue to incur significant expense within its self-insured retention under that insurance. The Company is not currently able to estimate the potential outcome of any of these lawsuits.

        In addition, the Company is involved in various other claims and legal proceedings which have arisen in the normal course of business. Management does not believe that the outcome of any currently pending claims or legal proceedings in which the Company is involved will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flow.

Item 1A—Risk Factors

        There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 filed February 28, 2013, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed April 29, 2013.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        On October 23, 2012, the Company received authorization from its Board of Directors to repurchase up to 15.0 million shares of its outstanding common stock over a three-year period in the open market or in privately negotiated transactions. At March 31, 2013, no shares have been repurchased under this program and 15.0 million shares remain available for purchase in accordance with this authorization.

        We have not paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Existing and future debt, credit and similar agreements may limit or restrict our ability to pay dividends or repurchase our outstanding common stock.

Item 5—Other Information

        The Company's 2013 Annual Meeting of Stockholders (which the Company previously anticipated would be held on or about April 30, 2013) has not been scheduled in light of the pending Merger Agreement and the special meeting of stockholders that will be scheduled with respect to the vote of our stockholders on the transactions contemplated by the Merger Agreement. See Note 15—SUBSEQUENT EVENTS in Part I, Item 1—Financial Statements of this Quarterly Report on Form 10-Q.

        Any stockholder that satisfies the requirements of the Securities and Exchange Commission ("SEC") for submission of a proposal to be considered at our annual meeting and that wishes to submit a proposal, including a proposed director nominee, must do so in writing a reasonable period of time before Power-One begins to print and send its proxy materials if they wish the proposal to be considered timely for inclusion in the proxy statement and form of proxy for the 2013 annual meeting. The proposal must include the information required by the Company's Bylaws and must be submitted to the Corporate Secretary of Power-One, Inc. at 740 Calle Plano, Camarillo, California 93012.

        Stockholder proposals to be presented at an annual meeting but not submitted for inclusion in the proxy statement for that meeting must be received by the Company's Corporate Secretary at Power-One, Inc., at the address set forth above, not less than 90, nor more than 120 days prior to the meeting. However, if less than 100 days' notice or public disclosure of the date of the meeting is given or made to stockholders, then notice by the stockholder of any proposal need only be received by the close of business on the 10th day following the day on which notice of the meeting was mailed or such public disclosure was made. Stockholder proposals must contain information required by Section 2.10 of the Company's Bylaws and comply with applicable legal requirements. Power-One's Bylaws are available via the "Corporate Governance" link found under the main "Investor Relations" link at www.power-one.com. Alternatively, any stockholder may obtain a copy of the Company's Bylaws by submitting a written request to the Corporate Secretary at the above address.

Item 6—Exhibits

(a) Exhibits
2.1	(a)	Agreement and Plan of Merger, dated as of April 21, 2013, among Power-One, Inc., ABB Ltd and Verdi Acquisition Corporation.

2.2	(a)	Voting Agreement, dated as of April 21, 2013, among ABB Ltd, Silver Lake Sumeru Fund, L.P. and Silver Lake Technology Investors Sumeru, L.P.

31.1		Rule 13a-14(a) Certification of Principal Executive Officer

31.2		Rule 13a-14(a) Certification of Principal Financial Officer

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	(a)	Joint press release of ABB Ltd and Power-One, Inc. dated April 22, 2013 regarding the execution of the Merger Agreement.

101.INS		XBRL Instance Document**

101.SCH		XBRL Taxonomy Extension Schema Document**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB		XBRL Taxonomy Extension Label Linkbase Document**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document**

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

(a)
Previously filed as an exhibit to the Current Report on Form 8-K filed on April 22, 2013.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2013	POWER-ONE, INC.
	By:	/s/ GARY R. LARSEN Senior Vice President, Finance, and Chief Financial Officer (Principal Financial Officer)